Form 10-K
period 2013-02-02
GENESCO INC
filed 2013-04-03
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File No. 1-3083
_____________________________________________________
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
________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of July 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,587,000,000. The market value calculation was determined using a per share price of $65.31, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 15, 2013, 24,010,616 shares of the registrant’s common stock were outstanding.
chase
Documents Incorporated by Reference
Portions of Genesco’s Annual Report to Shareholders for the fiscal year ended February 2, 2013 are incorporated into Part II by reference.
Portions of the proxy statement for the June 26, 2013 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”) is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2013 of $2.60 billion. During Fiscal 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (c) the Lids Clubhouse business, consisting of single team fan shops, (d) e-commerce business and (e) an athletic team dealer business operating as Lids Team Sports; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.
At February 2, 2013, the Company operated 2,459 retail footwear, headwear and sports apparel and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 98 headwear stores and 29 footwear stores in Canada and 79 footwear stores and 13 footwear concessions in the United Kingdom and the Republic of Ireland. It currently plans to open a total of approximately 165 new retail stores and close 33 retail stores in Fiscal 2014. At February 2, 2013, Journeys Group operated 1,157 stores, including 156 Journeys Kidz, 51 Shi by Journeys and 130 Underground by Journeys; Schuh Group operated 79 stores and 13 concessions; Lids Sports Group operated 1,053 stores and Johnston & Murphy Group operated 157 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores during the five most recent fiscal years:

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Retail Stores
Beginning of year	2,175	2,234	2,276	2,309	2,387
Opened during year	102	61	53	70	104
Acquired during year	—	38	58	85	33
Closed during year	(43)	(57)	(78)	(77)	(65)
End of year	2,234	2,276	2,309	2,387	2,459

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear to over 1,025 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2013”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 2, 2013). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 43% of the Company’s net sales in Fiscal 2013. Operating income attributable to Journeys Group was $106.9 million in Fiscal 2013, with an operating margin of 9.6%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group.
At February 2, 2013, Journeys Group operated 1,157 stores, including 156 Journeys Kidz stores, 51 Shi by Journeys stores and 130 Underground by Journeys stores averaging approximately 1,900 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Same store sales increased 6%, comparable direct sales increased 8% and comparable sales, including both store and direct sales, increased 6% from the prior fiscal year. Journeys stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. In Fiscal 2013, the Journeys Group added three net new stores and plans to open approximately 32 net new stores in Fiscal 2014.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 30% of the Company’s net sales in Fiscal 2013. Operating income attributable to Lids Sports Group was $85.8 million in Fiscal 2013, with an operating margin of 10.8%.
At February 2, 2013, Lids Sports Group operated 1,053 stores, averaging approximately 1,150 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 51 net new stores in Fiscal 2013, including 33 acquired stores, and plans to open approximately 78 net new stores in Fiscal 2014.
Same store sales for Lids Sports Group decreased 4% for Fiscal 2013, while comparable direct sales increased 9% from the prior fiscal year. Comparable sales, including both store and direct sales, decreased 3% for Fiscal 2013. The core headwear stores and kiosks, located in malls, airports, street-level stores and factory outlet stores throughout the United States and in Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties from an assortment of college and professional teams. The Clubhouse stores offer headwear, apparel and accessories for specific college or professional teams.
Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2013. Operating income attributable to Schuh Group was $7.9 million in Fiscal 2013, with an operating margin of 2.1%. Operating income for Schuh included $12.1 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8.
Sames store sales increased 7%, comparable direct sales increased 13% and comparable sales, including both store and direct sales, increased 8% from July through the end of the prior fiscal year. At February 2, 2013, Schuh Group operated

76 Schuh stores, averaging approximately 4,300 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland. Schuh Group opened its first Kids store in Fiscal 2013. As of February 2, 2013, Schuh Group operated three Kids stores averaging 1,075 square feet. The Schuh Group also operated 13 footwear concessions in Republic apparel stores in the United Kingdom, averaging approximately 1,175 square feet. Schuh Group plans to open approximately 15 new Schuh stores and close five stores in Fiscal 2014. Schuh stores target men and women in the 15 to 30 age group selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and e-commerce operations and wholesale distribution, accounted for approximately 9% of the Company’s net sales in Fiscal 2013. Operating income attributable to Johnston & Murphy Group was $15.7 million in Fiscal 2013, with an operating margin of 7.1%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and approximately 99% of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 2, 2013, Johnston & Murphy operated 157 retail shops and factory stores throughout the United States and in Canada averaging approximately 1,825 square feet and selling footwear, luggage and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Same store sales for Johnston & Murphy retail operations increased 3%, comparable direct sales increased 13% and comparable sales, including both store and direct sales, increased 4% for Fiscal 2013. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Total footwear accounted for 65% of total Johnston & Murphy retail sales in Fiscal 2013, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added nine new shops and factory stores, including four in Canada, and closed five shops and factory stores in Fiscal 2013, and plans to open approximately 12 net new shops and factory stores in Fiscal 2014.

Johnston & Murphy Wholesale Operations. In addition to Company-owned Johnston & Murphy retail shops and factory stores, Johnston & Murphy men’s footwear and accessories are sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $165.
Licensed Brands
The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2013. Operating income attributable to Licensed Brands was $10.1 million in Fiscal 2013, with an operating margin of 9.3%. Licensed Brands sales are footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Trademarks and Licenses.” Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.
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
Licenses
The Company owns its Johnston & Murphy brand and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. Net sales of Dockers products were approximately $84 million in Fiscal 2013 and approximately $78 million in Fiscal 2012. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2013.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 2, 2013, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $46.1 million, compared to approximately $47.5 million on February 25, 2012. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 22,700 employees at February 2, 2013, approximately 120 of whom were employed in corporate staff departments and the balance in operations. Retail footwear and headwear stores employ a substantial number of part-time employees, and approximately 13,875 of the Company’s employees were part-time.
Properties
At February 2, 2013, the Company operated 2,459 retail footwear, headwear and sports apparel and accessory stores throughout the United States and in Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years and new factory outlet leases typically are for a term of approximately five years. Store leases in the United Kingdom and the Republic of Ireland typically have terms of between 10 and 20 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse	320,000
Nashville, TN	Leased	Various	Executive & footwear operations offices	295,000	*
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and manufacturing	271,825
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse	152,158
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Indianapolis, IN	Leased	Lids Sports Group	Distribution Warehouse	77,281
Lake Katrine, NY	Leased	Lids Sports Group	Distribution warehouse and administrative offices	68,300
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Houston Industrial Estate, Livingston, Scotland	Leased	Schuh Group	Distribution warehouse	51,012
Indianapolis, IN	Leased	Lids Sports Group	Headwear operations offices	43,000
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouse	28,392
Tigard, OR	Leased	Lids Sports Group	Administrative offices	17,844
Indianapolis, IN	Leased	Lids Sports Group	Administrative offices	13,000
Tampa, FL	Leased	Lids Sports Group	Distribution warehouse and administrative offices	7,112

*	The Company occupies approximately 80% of the building and subleases the remainder of the building.

The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis headwear office expires in May 2015. The Company believes that all leases of properties that are material to its operations may be renewed on terms not materially less favorable to the Company than existing leases.
Environmental Matters
The Company’s former manufacturing operations and the sites of those operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The

Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See Item 3, Legal Proceedings and Note 13.

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
The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
•general economic, industry and weather conditions;
•energy costs, which affect gasoline and home heating prices;
•the level of consumer debt;
•pricing of products;
•interest rates;
•tax rates, refunds and policies;
•war, terrorism and other hostilities; and
•consumer confidence in future economic conditions.

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, decreasing sales and making expense leverage difficult to achieve. Demand can also be influenced by other factors beyond our control. For example, sales in the Lids Sports Group segment have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other interruptions, as well as by the performance and reputation of certain teams.
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
Our performance depends in part on general economic conditions affecting all countries in which we do business. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. Demand for our product offering in our non-U.S. operations is also subject to local market conditions. The economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, the effects of which could be felt throughout the European Union, including in the U.K. and the Republic of Ireland, where our Schuh operations are based. While Schuh has performed above our expectations since its acquisition, there can be no assurance that its future performance will not be adversely affected by economic conditions in its markets.
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
The retail footwear, headwear and accessories markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:
•increased operational efficiencies of competitors;
•competitive pricing strategies;
•expansion by existing competitors;
•entry by new competitors into markets in which we currently operate; and
•adoption by existing retail competitors of innovative store formats or sales methods.

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
•disruptions in the shipping and importation of imported products because of factors such as:
•raw material shortages, work stoppages, strikes and political unrest;
•problems with oceanic shipping, including shipping container shortages;
•increased customs inspections of import shipments or other factors causing delays in shipments;
•economic crises, natural disasters, international disputes and wars; and
•increases in the cost of purchasing or shipping foreign merchandise resulting from:

•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restriction on imports from a foreign country from which we purchase goods;
•import duties, import quotas and other trade sanctions; and
•increases in shipping rates.

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
Each of our operations uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to their distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers. We also make changes in our distribution processes from time to time in an effort to improve efficiency, maximize capacity, etc. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
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
As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of our operational experience lies, and in other venues with which we are less familiar, including lifestyle centers, major city street locations, and tourist destinations. Because of economic conditions and the availability of appropriate locations, we slowed our pace of new store openings beginning in Fiscal 2010. While we intend to continue to be selective with respect to new locations, our plans for Fiscal 2014 call for more new stores than we have opened in any year since Fiscal 2008. We increased our net store base by 33 in Fiscal 2011, 78 in Fiscal 2012 and 72 in Fiscal 2013; and currently plan to increase our net store base by approximately 132 stores in Fiscal 2014. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
•our ability to identify suitable markets and individual store sites within those markets;
•the competition for suitable store sites;

•	our ability to negotiate favorable lease terms for new stores and renewals (including rent and other costs) with landlords;

•	our ability to obtain governmental and other third-party consents, permits and licenses needed to construct and operate our stores;
•the ability to build and remodel stores on schedule and at acceptable cost;
•the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;
•the availability of adequate management and financial resources to manage an increased number of stores;

•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and
•our ability to attract customers and generate sales sufficient to operate new stores profitably.

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
Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
•the timing of new store openings and renewals;
•the amount of net sales contributed by new and existing stores;
•the timing of certain holidays and sales events;
•changes in our merchandise mix;
•general economic, industry and weather conditions that affect consumer spending; and
•actions of competitors, including promotional activity.

A failure to increase sales at our existing stores and in our e-commerce businesses may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable sales results, including:
•consumer trends, such as less disposable income due to the impact of economic conditions and tax policies;
•competition;
•timing of holidays including sales tax holidays;
•general regional and national economic conditions;
•inclement weather;
•changes in our merchandise mix;
•our ability to distribute merchandise efficiently to our stores;
•timing and type of sales events, promotional activities or other advertising;
•other external events beyond our control;
•new merchandise introductions; and
•our ability to execute our business strategy effectively.

Our comparable sales have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated change in revenues or operating income may cause our stock price to fluctuate significantly.
We are subject to regulatory proceedings and litigation that could have an adverse effect on our financial condition and results of operations.
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, Canada, the United Kingdom and the Republic of Ireland, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and violations could result in liability for damages or penalties.
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

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $273.8 million of goodwill on its Consolidated Balance Sheets at February 2, 2013, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

In connection with acquisitions, the Company records goodwill on its Consolidated Financial Statements. This asset is not amortized but is subject to an impairment test at least annually, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test if necessary, that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.0 million, the Company does not believe that any impairment charge related thereto would be material; however, there can be no assurance that any future goodwill impairment will not have a material adverse effect on the Company's financial position.

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
See Item 1, Business — Properties.

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters

New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present cost of approximately $10.7 million.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of February 2, 2013, $13.0 million as of January 28, 2012 and $15.5 million as of January 29, 2011. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2013, $1.8 million reflected in Fiscal 2012 and $2.9 million reflected in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. The Company does not currently expect any future claims in connection with the intrusion to have a material effect on its financial condition, cash flows, or results of operations.

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. The Company disputes the validity of the claim and is defending the matter.

On June 13, 2012, a former vendor of a subsidiary of the Company filed an action, Perfect Curve, Inc. v. Hat World, Inc., in U.S. District Court in Massachusetts, alleging patent, trademark, trade dress, and copyright infringement against the subsidiary based on the sale of a line of products developed by the subsidiary. The Company denies the material allegations against it and is defending the action.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The Company disputes the material allegations in the consolidated action and in Maro and is defending the actions.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company is defending the matter.

In addition to the matters specifically described above, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial position, cash flows, or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's business and results of operations.

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
Robert J. Dennis, 59, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.
James S. Gulmi, 67, Senior Vice President – Finance and Chief Financial Officer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president—finance in January 1996.
Jonathan D. Caplan, 59, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
James C. Estepa, 61, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing the Company's former Underground Station segment.
Kenneth J. Kocher, 47, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
Roger G. Sisson, 49, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.
Mimi Eckel Vaughn, 46, Senior Vice President of Strategy and Shared Services. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006 and senior vice president of strategy and shared services in April 2009. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.
Paul D. Williams, 58, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.
Matthew N. Johnson, 48, Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
Fiscal Year ended January 28

	High	Low
2012 1st Quarter	$44.75	$35.76
2nd Quarter	56.84	39.12
3rd Quarter	62.51	39.41
4th Quarter	64.93	54.32

Fiscal Year ended February 2

	High	Low
2013 1st Quarter	$78.97	$60.02
2nd Quarter	78.78	55.65
3rd Quarter	74.93	55.40
4th Quarter	63.26	50.33

There were approximately 2,900 common shareholders of record on March 15, 2013.
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Notes 6 and 8 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for information regarding restrictions on dividends and redemptions of capital stock.
Recent Sales of Unregistered Securities
None.

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

November 2012
10-28-12 to 11-24-12	—	$—	—	$—

December 2012
11-25-12 to 12-29-12(1)	151,989	$53.17	151,989	$58,323

January 2013
12-30-12 to 2-2-13(1)	2,804	$52.02	2,804	$58,177

(1)
During the fourth quarter of Fiscal 2013, the Company repurchased shares of common stock under an existing $75.0 million authorization from the board of directors announced in the third quarter of Fiscal 2011. As of February 2, 2013, the Company had repurchased 299,506 shares at a cost of $16.8 million.

Equity Compensation Plan Information

Refer to Part III, Item 12.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2013	2012	2011	2010	2009
Results of Operations Data
Net sales	$2,604,817	$2,291,987	$1,789,839	$1,574,352	$1,551,562
Depreciation and amortization	63,697	53,737	47,738	47,462	46,833
Earnings from operations	167,970	143,870	86,083	60,422	259,626
Earnings from continuing operations before income taxes	162,939	138,778	84,961	50,488	250,714
Earnings from continuing operations	110,998	82,984	54,547	29,086	156,219
Provision for discontinued operations, net	(462)	(1,025)	(1,336)	(273)	(5,463)
Net earnings	$110,536	$81,959	$53,211	$28,813	$150,756
Per Common Share Data
Earnings from continuing operations
Basic	$4.70	$3.56	$2.34	$1.35	$8.11
Diluted	4.62	3.48	2.29	1.31	6.72
Discontinued operations
Basic	(0.02)	(0.04)	(0.06)	(0.02)	(0.28)
Diluted	(0.02)	(0.05)	(0.05)	(0.01)	(0.23)
Net earnings
Basic	4.68	3.52	2.28	1.33	7.83
Diluted	4.60	3.43	2.24	1.30	6.49
Balance Sheet Data
Total assets	$1,333,789	$1,237,265	$961,082	$863,652	$816,063
Long-term debt	50,682	40,704	—	—	113,735
Non-redeemable preferred stock	3,924	4,957	5,183	5,220	5,203
Common equity	804,667	710,404	619,135	577,093	444,552
Capital expenditures	71,737	49,456	29,299	33,825	49,420
Financial Statistics
Earnings from operations as a percent of net sales	6.4%	6.3%	4.8%	3.8%	16.7%
Book value per share (common equity divided by common shares outstanding)	$33.53	$29.27	$26.15	$23.97	$23.10
Working capital (in thousands)	$406,217	$290,850	$278,692	$280,415	$259,137
Current ratio	2.5	2.0	2.2	2.7	2.9
Percent long-term debt to total capitalization	5.9%	5.4%	—%	—%	20.2%
Other Data (End of Year)
Number of retail outlets*	2,459	2,387	2,309	2,276	2,234
Number of employees	22,700	21,475	15,200	13,925	13,775

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
Reflected in earnings from continuing operations for Fiscal 2009 were $8.0 million in merger-related costs and litigation expenses. These expenses were deductible for tax purposes in Fiscal 2009.
Reflected in earnings from continuing operations for Fiscal 2013, 2012, 2011, 2010 and 2009 were asset impairment and other charges of $17.0 million, $2.7 million, $8.6 million, $13.4 million and $7.5 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
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

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the amount of required accruals related to the earn-out bonus potentially payable to Schuh management based on the achievement of certain performance objectives, the timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses, weakness in the consumer economy, competition in the Company’s markets, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and materials costs, and other factors affecting the cost of products, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and maintain reductions in occupancy costs achieved in recent lease negotiations, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation, investigations and environmental matters involving the Company. For a discussion of additional risk factors, see Item 1A, Risk Factors.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,025 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) the Lids Clubhouse business, consisting of fan shops, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at February 2, 2013, the Company operated 2,459 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,975 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Journeys Group

operates 24 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,300 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of February 2, 2013, the Company has opened three Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 1,075 square feet. The Schuh Group also operates 13 footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,175 square feet, and sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 850 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,975 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 98 stores in Canada. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.
Johnston & Murphy retail shops sell a broad range of men’s footwear, luggage and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States and in Canada. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of February 2, 2013, Johnston & Murphy operates five stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through an e-commerce operation and a direct-to-consumer catalog. In addition, Johnston & Murphy shoes are also distributed through the Company’s wholesale operations to better department and independent specialty stores.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and in certain other Latin American countries. The Dockers license agreement was renewed July 23, 2012 for a term expiring November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.
Strategy
The Company’s long-term strategy has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable sales, 4) increasing operating margin and 5) enhancing the value of its brands. The pace of the Company’s organic growth may be limited by saturation of its markets and by economic conditions. In Fiscal 2010, the Company slowed the pace of new store openings and focused on inventory management and cash flow in response to economic conditions. The Company also focused on opportunities provided by the economic climate to negotiate occupancy cost reductions, especially where lease provisions triggered by sales shortfalls or declining occupancy of malls would permit the Company to terminate leases. To address potential saturation of the U.S. market, certain of the Company’s retail businesses have opened retail stores in Canada, beginning in Fiscal 2011. The Company also opened its first Schuh Kids store in Scotland during the third quarter of Fiscal 2013.
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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as the relatively high level of unemployment and any future economic contraction and changes in tax policy, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 13.6% during Fiscal 2013 compared to Fiscal 2012. The increase reflected (i) the acquisition of the Schuh Group in the second quarter last year, which contributed $370.5 million in sales during Fiscal 2013 compared to $212.3 million in sales during Fiscal 2012, (ii) a 9% increase in Journeys Group sales, (iii) an 11% increase in Licensed Brands sales, (iv) a 10% increase in Johnston & Murphy Group sales, and (v) a 4% increase in Lids Sports Group sales. Included in Fiscal 2013 was a 53rd week compared to a 52-week year for Fiscal 2012. Excluding the 53rd week, sales would have increased 12.1% for Fiscal 2013. Gross margin decreased as a percentage of net sales during Fiscal 2013, reflecting gross margin decreases in Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin in Journeys Group and Schuh Group. Licensed Brands' gross margin was flat. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2013, reflecting expense decreases as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased expenses as a percentage of net sales in Schuh Group and Licensed Brands. Earnings from operations increased as a percentage of net sales during Fiscal 2013, reflecting improved earnings from operations in Journeys Group and Johnston & Murphy Group, partially offset by decreased earnings in Schuh Group and Licensed Brands. Earnings as a percentage of net sales were flat in Lids Sports Group.
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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 79 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of February 2, 2013. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $7.9 million, and have been included in the Company’s Consolidated Financial Statements for all of Fiscal 2013. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. During Fiscal 2013, compensation expense related to the Schuh acquisition deferred purchase price obligation was $12.1 million, compared to $7.2 million in Fiscal 2012. This expense is included in the operating earnings for the Schuh Group segment.

Other Acquisitions
In Fiscal 2013, the Company completed other acquisitions of small retail chains for a total purchase price of $23.8 million. The stores acquired will be operated within the Lids Sports Group.

Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. The Company does not currently expect any future claims in connection with the intrusion to have a material effect on its financial condition, cash flows, or results of operations.
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments, and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for network intrusion expenses.
The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011, including $7.2 million for retail store asset impairments, $1.3 million for network intrusion expenses and $0.1 million for other legal matters.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was $11.2 million for Fiscal 2013, compared to an expected return of $7.0 million. The discount rate used to measure benefit obligations decreased from 4.35% to 4.00% in Fiscal 2013. As a result of the increase in the return on plan assets, partially offset by the decreased discount rate, the pension liability reflected in the Consolidated Balance Sheets decreased to $20.5 million compared to $22.2 million in Fiscal 2012. There was a decrease in the pension liability adjustment of $3.7 million (net of tax) in accumulated other comprehensive income in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.
Discontinued Operations
In Fiscal 2013, the Company recorded an additional charge to earnings of $0.8 million ($0.5 million net of tax) reflected in discontinued operations primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Note 13 to the Consolidated Financial Statements.
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
In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, except for the Anaconda Sports wholesale division, cost is determined using the first-in, first-out method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10 percent from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $0.8 million at February 2, 2013.
Impairment of Long-Lived Assets
As discussed in Note 1 to the Consolidated Financial Statements, the Company periodically assesses the realizability of its long-lived assets, other than goodwill, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test, which is completed in the fourth quarter each year, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.0 million, the Company does not believe that any impairment charge related thereto would be material.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2013, $1.8 million reflected in Fiscal 2012 and $2.9 million reflected in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales and value of added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At February 2, 2013, the Company had a deferred tax valuation allowance of $3.5 million.
Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 9 to the Company’s Consolidated Financial Statements for additional information regarding income taxes.
The Company recorded an effective income tax rate of 31.9% for Fiscal 2013 compared to 40.2% for 2012. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 7.75%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2013, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 4.00%, 4.35% and 5.25% for Fiscal 2013, 2012 and 2011, respectively. The discount rate at February 2, 2013 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2013, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $6.0 million and the accumulated benefit obligation would have decreased by $6.0 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $6.6 million and the accumulated benefit obligation would have increased by $6.6 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2013, the Company had unrecognized actuarial losses of $42.9 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $4.3 million, $2.8 million and $2.3 million in Fiscal 2013, 2012 and 2011, respectively. The Company’s board of directors approved freezing the Company’s defined pension benefit plan effective January 1, 2005. The Company’s pension expense is expected to increase in Fiscal 2014 by approximately $0.4 million due to a larger actuarial loss to be amortized.
Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For Fiscal 2013, 2012 and 2011, share-based compensation expense was $0.0, less than $1,000 and $0.2 million, respectively. The Company did not issue any new share-based compensation awards in Fiscal 2013, 2012 or 2011. For Fiscal 2013, 2012 and 2011, restricted stock expense was $10.5 million, $7.7 million and $7.8 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
Comparable Sales
During Fiscal 2013, the Company revised its presentation of comparable sales to include its e-commerce and direct mail catalog businesses. Prior year comparable sales have been adjusted to conform to the current year presentation. Comparable sales are sales from stores open longer than one year, beginning in the fifty-third week of a store’s operation, and sales of websites operated longer than one year and direct mail catalog sales. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format.

Results of Operations—Fiscal 2013 Compared to Fiscal 2012
The Company’s net sales for Fiscal 2013 (53 weeks) increased 13.6% to $2.60 billion from $2.29 billion in Fiscal 2012 (52 weeks). The increase in net sales was a result of the inclusion of Schuh Group for the full year in Fiscal 2013, an estimated $35.2 million impact of sales for the fifty-third week and an increase in comparable sales in the Journeys Group, Schuh Group and Johnston & Murphy Group, combined with increased sales in Licensed Brands, offset by decreased comparable sales in Lids Sports Group. Gross margin increased 13.1% to $1.30 billion in Fiscal 2013 from $1.15 billion in Fiscal 2012, but decreased as a percentage of net sales from 50.1% to 49.8%, primarily reflecting decreased gross margin as a percentage of net sales in the Lids Sports and Johnston & Murphy Groups, offset slightly by increased gross margin as a percentage of net sales in the Journeys and Schuh Groups, while Licensed Brands' gross margin was flat. Selling and administrative expenses in Fiscal 2013 increased 11.2% from Fiscal 2012 but decreased as a percentage of net sales from 43.7% to 42.7%, primarily reflecting expense leverage in the Johnston & Murphy, Journeys and Lids Sports Groups due to positive comparable sales in the Journeys and Johnston & Murphy Groups and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2013 were $162.9 million, compared to $138.8 million for Fiscal 2012. Pretax earnings for Fiscal 2013 included asset impairment and other charges of $17.0 million, including $15.5 million for expenses related to the computer network intrusion announced in December 2010, $1.4 million for retail store asset impairments and $0.1 million for other legal matters. Pretax earnings for Fiscal 2012 included asset impairment and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion.
Net earnings for Fiscal 2013 were $110.5 million ($4.60 diluted earnings per share) compared to $82.0 million ($3.43 diluted earnings per share) for Fiscal 2012. Net earnings for Fiscal 2013 includes $0.5 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2012 includes $1.0 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 31.9% for Fiscal 2013 compared to 40.2% for Fiscal 2012. This year’s lower effective tax rate of 31.9% reflects the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2013	2012
	(dollars in thousands)
Net sales	$1,111,490	$1,020,116	9.0%
Earnings from operations	$106,929	$82,452	29.7%
Operating margin	9.6%	8.1%

Net sales from Journeys Group increased 9.0% to $1.11 billion for Fiscal 2013 from $1.02 billion for Fiscal 2012. The increase reflects primarily a 6% increase in same store sales, an 8% increase in comparable direct sales and a 6% increase in comparable sales, including both store and direct sales. The comparable store sales increase reflected a 6% increase in the average price per pair of shoes, offset by a 1% decrease in footwear unit comparable sales. Total unit sales increased 2% during the same period. The store count for Journeys Group was 1,157 stores at the end of Fiscal 2013, including 156 Journeys Kidz stores, 51 Shi by Journeys stores, 130 Underground by Journeys stores and 24 Journeys stores in Canada, compared to 1,154 stores at the end of Fiscal 2012, including 152 Journeys Kidz stores, 53 Shi by Journeys stores, 137 Underground by Journeys stores and 13 Journeys stores in Canada.
Journeys Group earnings from operations for Fiscal 2013 increased 29.7% to $106.9 million, compared to $82.5 million for Fiscal 2012. The increase in earnings from operations was primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leverage of store related costs, including occupancy costs and depreciation, and lower bonus accruals.
Schuh Group

	Fiscal Year Ended		% Change
	2013	2012
	(dollars in thousands)
Net sales	$370,480	$212,262	74.5%
Earnings from operations	$7,875	$11,711	(32.8%)
Operating margin	2.1%	5.5%

Net sales from the Schuh Group increased 74.5% to $370.5 million for Fiscal 2013, compared to $212.3 million for Fiscal 2012. Net sales for Schuh Group in Fiscal 2012 included sales only for the seven months after the Company acquired Schuh on June 23, 2011. The sales increase also reflects a 7% increase in same store sales, a 13% increase in comparable direct sales and an 8% increase in comparable sales, including both store and direct sales for the seven months ended February 2, 2013. Schuh Group operated 79 stores, including three Schuh Kids stores, and 13 concessions at the end of Fiscal 2013 compared to 64 stores and 14 concessions at the end of Fiscal 2012.
Schuh Group earnings from operations were $7.9 million for Fiscal 2013 compared to $11.7 million for Fiscal 2012. The earnings included $12.1 million this year and $7.2 million last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The earnings also included $15.8 million this year and $4.9 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in earnings is due to the increase in expense associated with both the deferred purchase price and contingent bonus payment. See Note 2 to the Consolidated Financial Statements for additional information related to the Schuh acquisition.
Lids Sports Group

	Fiscal Year Ended		% Change
	2013	2012
	(dollars in thousands)
Net sales	$791,255	$759,324	4.2%
Earnings from operations	$85,794	$82,349	4.2%
Operating margin	10.8%	10.8%

Net sales from the Lids Sports Group increased 4.2% to $791.3 million for Fiscal 2013 from $759.3 million for Fiscal 2012. The increase primarily reflects a 3% increase in average Lids Sports Group stores operated. Same store sales decreased 4%, comparable direct sales increased 9% and comparable sales, including both store and direct sales, decreased 3% for Fiscal 2013. The comparable sales decrease reflected a 1% decrease in average price per hat and a 1% decrease in comparable store hat units sold. The comparable sales decrease reflects the current popularity of adjustable "snap-back" hat styles, which have displaced some demand for fitted merchandise. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category. Lids Sports Group operated 1,053 stores at the end of Fiscal 2013, including 98 Lids stores in Canada and 144 Lids Locker Room and Clubhouse stores, compared to 1,002 stores at the end of Fiscal 2012, including 82 Lids stores in Canada and 120 Lids Locker Room and Clubhouse stores.
Lids Sports Group earnings from operations for Fiscal 2013 increased 4.2% to $85.8 million compared to $82.3 million for Fiscal 2012. The increase in operating income was primarily due to increased net sales and decreased expenses as a percentage of net sales, primarily reflecting decreased accruals for bonus compensation.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2013	2012
	(dollars in thousands)
Net sales	$221,860	$201,725	10.0%
Earnings from operations	$15,737	$13,682	15.0%
Operating margin	7.1%	6.8%

Johnston & Murphy Group net sales increased 10.0% to $221.9 million for Fiscal 2013 from $201.7 million for Fiscal 2012. The increase reflected primarily a 3% increase in same store sales, a 13% increase in comparable direct sales and a 4% increase in comparable sales, including both store and direct sales, and a 21% increase in Johnston & Murphy wholesale sales slightly offset by a 1% decrease in average stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 25% in Fiscal 2013, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 71.7% of the Johnston & Murphy Group's sales in Fiscal 2013, down from 74.3% in Fiscal 2012. The comparable sales increase in Fiscal 2013 reflects a 4% increase in the average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes, while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of Fiscal 2013 included 157 Johnston & Murphy shops and factory stores, including five stores in Canada, compared to 153 Johnston & Murphy shops and factory stores, including one store in Canada, at the end of Fiscal 2012.
Johnston & Murphy earnings from operations for Fiscal 2013 increased 15.0% to $15.7 million from $13.7 million for Fiscal 2012, primarily due to increased net sales.

Licensed Brands

	Fiscal Year Ended		% Change
	2013	2012
	(dollars in thousands)
Net sales	$108,498	$97,444	11.3%
Earnings from operations	$10,064	$9,456	6.4%
Operating margin	9.3%	9.7%

Licensed Brands’ net sales increased 11.3% to $108.5 million for Fiscal 2013 from $97.4 million for Fiscal 2012. The sales increase reflects $5.6 million of increased sales from Dockers Footwear as well as increased sales of SureGrip Footwear and the Chaps line of footwear. Unit sales for Dockers Footwear increased 4% for Fiscal 2013 and the average price per pair of shoes increased 3% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2013 increased 6.4%, from $9.5 million for Fiscal 2012 to $10.1 million, primarily due to increased net sales, partially offset by higher bonus accruals.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2013 was $58.4 million compared to $55.8 million for Fiscal 2012. Corporate expense in Fiscal 2013 included $17.0 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate expense in Fiscal 2012 included $2.7 million in asset impairment and other charges, primarily for retail store asset impairments, other legal matters and network intrusion expenses and $7.4 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense decreased primarily due to lower bonus accruals.
Interest expense decreased 0.6% from $5.2 million in Fiscal 2012 to $5.1 million in Fiscal 2013.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011
The Company’s net sales for Fiscal 2012 increased 28.1% to $2.29 billion from $1.79 billion in Fiscal 2011. The increase in net sales was a result of an increase in comparable sales in the Lids Sports Group, Journeys Group and Johnston & Murphy Group, combined with $274.2 million of sales from businesses acquired over the past twelve months, offset slightly by lower sales in Licensed Brands and Underground Station Group. Gross margin increased 27.8% to $1.15 billion in Fiscal 2012 from $898.1 million in Fiscal 2011 and was down slightly as a percentage of net sales at 50.1%. Selling and administrative expenses in Fiscal 2012 increased 24.6% from Fiscal 2011 but decreased as a percentage of net sales from 44.9% to 43.7%, primarily reflecting expense leverage in the Lids Sports Group, Journeys Group, Johnston & Murphy Group and Underground Station Group due to positive comparable sales and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2012 were $138.8 million, compared to $85.0 million for Fiscal 2011. Pretax earnings for Fiscal 2012 included asset impairment and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion announced in December 2010. Pretax earnings for Fiscal 2011 included asset impairment and other charges of $8.6 million, including $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion and $0.1 million for other legal matters.
Net earnings for Fiscal 2012 were $82.0 million ($3.43 diluted earnings per share) compared to $53.2 million ($2.24 diluted earnings per share) for Fiscal 2011. Net earnings for Fiscal 2012 includes $1.0 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2011 includes $1.3 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.5 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. Fiscal 2012's higher effective tax rate of 40.2% reflects transaction costs and deferred purchase price related to the Schuh acquisition, which are considered permanent differences. Fiscal 2011's lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$1,020,116	$898,500	13.5%
Earnings from operations	$82,452	$49,642	66.1%
Operating margin	8.1%	5.5%

Net sales from Journeys Group increased 13.5% to $1.02 billion for Fiscal 2012 from $898.5 million for Fiscal 2011. The increase reflects primarily a 14% increase in same store sales, a 28% increase in comparable direct sales and a comparable sales, including both store and direct sales, increase of 14%. The comparable sales increase reflected an 11% increase in footwear unit comparable sales and a 2% increase in the average price per pair of shoes. Total unit sales increased 11% during the same period. The store count for Journeys Group was 1,154 stores at the end of Fiscal 2012, including 152 Journeys Kidz stores, 53 Shi by Journeys stores, 137 Underground by Journeys stores and 13 Journeys stores in Canada, compared to 1,168 stores at the end of Fiscal 2011, including 149 Journeys Kidz stores, 55 Shi by Journeys stores, 151 Underground by Journeys stores and three Journeys stores in Canada.
Journeys Group earnings from operations for Fiscal 2012 increased 66.1% to $82.5 million, compared to $49.6 million for Fiscal 2011. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, selling salaries and depreciation.
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

Net sales from the Lids Sports Group increased 25.9% to $759.3 million for Fiscal 2012 from $603.3 million for Fiscal 2011. The increase primarily reflects a 12% increase in same store sales, an 11% increase in comparable direct sales and a comparable sales, including both store and direct sales, increase of 12%, and $59.8 million of sales from businesses acquired over the past twelve months. The comparable sales increase reflected a 10% increase in comparable store units sold, primarily reflecting demand which management believes is driven by style trends and a 2% increase in average price per hat. Lids Sports Group operated 1,002 stores at the end of Fiscal 2012, including 82 stores in Canada and 120 Lids Locker Room stores and Clubhouse stores, compared to 985 stores at the end of Fiscal 2011, including 73 stores in Canada and 99 Lids Locker Room stores.
Lids Sports Group earnings from operations for Fiscal 2012 increased 47.0% to $82.3 million compared to $56.0 million for Fiscal 2011. The increase in operating income was primarily due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable sales as well as for a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 15% of the Lids Sports Group’s sales in Fiscal 2012 compared to 12% in Fiscal 2011. Wholesale sales normally involve lower expenses compared to retail stores.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2012	2011
	(dollars in thousands)
Net sales	$201,725	$185,011	9.0%
Earnings from operations	$13,682	$7,595	80.1%
Operating margin	6.8%	4.1%

Johnston & Murphy Group net sales increased 9.0% to $201.7 million for Fiscal 2012 from $185.0 million for Fiscal 2011. The increase reflected primarily a 10% increase in same store sales, a 16% increase in comparable direct sales and a comparable sales, including both store and direct sales, increase of 11%, and a 5% increase in Johnston & Murphy wholesale sales, partially offset by a 2% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 4% in Fiscal 2012 and the average price per pair of shoes increased 1% for the same period. The comparable sales increase in Fiscal 2012 reflects a 3% increase in footwear unit comparable sales and a 3% increase in average price per pair of shoes, primarily due to changes in product mix. The comparable sales increase also reflects increased sales of non-footwear categories. Retail operations accounted for 74.3% of Johnston & Murphy Group sales in Fiscal 2012, up from 73.3% in Fiscal 2011. The store count for Johnston & Murphy retail operations at the end of Fiscal 2012 included 153 Johnston & Murphy shops and factory stores compared to 156 Johnston & Murphy shops and factory stores at the end of Fiscal 2011.
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

Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2012 was $55.8 million compared to $39.5 million for Fiscal 2011. Corporate expense in Fiscal 2012 included $2.7 million in asset impairment and other charges, primarily for retail store asset impairments, other legal matters, network intrusion expenses and $7.4 million in acquisition related expenses. Corporate expense in Fiscal 2011 included $8.6 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to higher bonus accruals reflecting improved financial performance of the Company.
Interest expense increased 356.4% from $1.1 million in Fiscal 2011 to $5.2 million in Fiscal 2012, due to average revolver borrowings of $49.5 million in Fiscal 2012, primarily in connection with the Schuh acquisition, and acquired UK term loans totaling $35.7 million as of January 28, 2012, compared to average revolver borrowings of $7.0 million in Fiscal 2011.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 2, 2013	Jan. 28, 2012	Jan. 29, 2011
	(dollars in millions)
Cash and cash equivalents	$59.8	$53.8	$55.9
Working capital	$406.2	$290.9	$278.7
Long-term debt (includes current maturities)	$50.7	$40.7	$0.0
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $123.2 million in Fiscal 2013 compared to $145.0 million in Fiscal 2012. The $21.8 million decrease from operating activities from Fiscal 2012 reflects a decrease in cash flow from changes in inventory, accounts payable and other accrued liabilities of $18.7 million, $16.8 million and $16.0 million, respectively, partially offset by improved earnings and a $28.5 million increase from changes in other assets and liabilities. The $18.7 million decrease in cash flow from inventory reflects increases in retail inventory, reflecting slower than expected sales, and increased inventory in Licensed Brands. The $16.8 million decrease in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors. The $16.0 million decrease in cash flow from other accrued liabilities reflects decreased bonus accruals and decreased income tax accruals in Fiscal 2013 compared to Fiscal 2012. The $28.5 million increase in cash flow from other assets and liabilities reflects increased accruals for the deferred purchase price and bonus earn-out related to Schuh and a decrease in long-term receivables related to the network intrusion.
The $61.0 million increase in inventories at February 2, 2013 from January 28, 2012 levels reflects increases in retail inventory, reflecting slower than expected sales and a 5.5% increase in square footage, and increased inventory in Licensed Brands to support growth initiatives.
Accounts receivable at February 2, 2013 increased $5.8 million compared to January 28, 2012, due primarily to increased wholesale sales reflecting growth in the Johnston & Murphy wholesale business and Licensed Brands business.
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
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, (collectively, the “UK Credit Facilities”) which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid £2.0 million, £2.8 million and £4.5 million on the B term loan in the fourth quarter of Fiscal 2013, the second quarter of Fiscal 2013 and the fourth quarter of Fiscal 2012, respectively.
The UK Credit Facilities contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at February 2, 2013. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.
Revolving credit borrowings averaged $30.5 million during Fiscal 2013 and $49.5 million during Fiscal 2012, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2013.
There were $12.3 million of letters of credit outstanding, $27.7 million of revolver borrowings outstanding under the Credit Facility and $23.0 million in U.K. term loans outstanding at February 2, 2013. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the First Amendment to the Second Amended and Restated Credit Agreement) is less than the greater of $27.5 million or 12.5% of the Loan Cap (as defined in the First Amendment to the Second Amended and Restated Credit Agreement). If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess

Availability was $292.8 million at February 2, 2013. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at February 2, 2013.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility)exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent (as defined in the Credit Facility). The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2014. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.
The aggregate of annual dividend requirements on the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock is $0.1 million.
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 2, 2013.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$13	$1	$3	$3	$6
Long-Term Debt Obligations(1)	50,682	5,675	45,007	0	0
Operating Lease Obligations	1,255,160	223,495	401,661	287,470	342,534
Purchase Obligations(2)	546,995	546,995	0	0	0
Long-Term Obligations – Schuh(3)	60,108	8,622	51,486	0	0
Other Long-Term Liabilities	1,337	176	350	350	461
Total Contractual Obligations(4)	$1,914,295	$784,964	$498,507	$287,823	$343,001

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$12,288	$12,288	$0	$0	$0
Total Commercial Commitments	$12,288	$12,288	$0	$0	$0

(1) Excludes interest on revolver borrowings due to uncertainty of timing of payments.
(2) Open purchase orders for inventory.
(3) Includes deferred purchase price payments, earn-out bonus payments and retention note payments related to the Schuh acquisition and interest on the UK term loans. For additional information, see Notes 2 and 6 to the Consolidated Financial Statements included in Item 8.
(4) Excludes unrecognized tax benefits of $11.1 million due to their uncertain nature in timing of payments, if any.
Capital Expenditures
Capital expenditures were $71.7 million, $49.5 million and $29.3 million for Fiscal 2013, 2012 and 2011, respectively. The $22.2 million increase in Fiscal 2013 capital expenditures as compared to Fiscal 2012 reflected an increase in retail store capital expenditures due to the construction of 104 new stores opened in Fiscal 2013, compared to 70 stores in Fiscal 2012, and increased major renovations due to lease renewals. The $20.2 million increase in Fiscal 2012 capital expenditures as compared to Fiscal 2011 reflected an increase in retail store capital expenditures due to the construction of 70 new stores opened in Fiscal 2012, compared to 53 stores in Fiscal 2011 and increased major and minor renovations due to lease renewals.
Total capital expenditures in Fiscal 2014 are expected to be approximately $119.9 million. These include retail capital expenditures of approximately $105.8 million to open approximately 32 Journeys stores, including 12 in Canada, 20 Journeys Kidz stores, three Shi by Journeys stores, 15 Schuh stores, 15 Johnston & Murphy shops and factory stores, including three in Canada, and 80 Lids Sports Group stores, including 30 Lids stores, with 10 stores in Canada, and 50 Lids Locker Room and Clubhouse stores, and to complete approximately 152 major store renovations. The planned amount of capital expenditures in Fiscal 2014 for wholesale operations and other purposes is approximately $14.1 million, including approximately $9.8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2014. The approximately $7.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2014.
Common Stock Repurchases
The Company repurchased 645,904 shares at a cost of $37.6 million during Fiscal 2013. The Company has $58.2 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during Fiscal 2012. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2013, $1.8 million reflected in Fiscal 2012 and $2.9 million reflected in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates and foreign currency exchange rates.
Outstanding Debt of the Company – The Company has $27.7 million of outstanding revolver borrowings under its Credit Facility at a weighted average interest rate of 4.50% as of February 2, 2013. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $27.7 million revolving credit debt. The Company has $23.0 million of outstanding U.K. term loans at a weighted average interest rate of 3.42% as of February 2, 2013. A 100 basis point adverse change in interest rates would increase interest expense by $0.2 million on the $23.0 million term loans.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at February 2, 2013. As a result, the Company considers the interest rate market risk implicit in these investments at February 2, 2013 to be low.
Foreign Currency Exchange Rate Risk—Most purchases by the Company from foreign sources are denominated in U.S. dollars. To the extent that import transactions are denominated in other currencies, it was the Company’s practice to hedge its risks through the purchase of forward foreign exchange contracts when the purchases were material. At February 2, 2013, the Company did not have any forward foreign exchange contracts outstanding.
Accounts Receivable – The Company’s accounts receivable balance at February 2, 2013 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, two customers each accounted for 7% and no other customer accounted for more than 6% of the Company’s total trade receivables balance as of February 2, 2013. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate and foreign currency rate exposure at February 2, 2013, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2014 would not be material.
New Accounting Principles
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company's financial statements. This update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The update does not change the items that must be reported in other comprehensive income and must be applied retrospectively for all periods presented in the Consolidated Financial Statements. The Company adopted this update in the first quarter of Fiscal 2013 and has included a separate statement of comprehensive income in its Consolidated Financial Statements. The adoption did not have a significant impact on the Company’s results of operations or financial position.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesco Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 2, 2013, and our report dated April 3, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2013

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2013

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	2013	2012
Current Assets:
Cash and cash equivalents	$59,795	$53,790
Accounts receivable, net of allowances of $6,082 at February 2,
2013 and $6,900 at January 28, 2012	48,214	43,713
Inventories	505,344	435,113
Deferred income taxes	23,725	22,541
Prepaids and other current assets	45,193	40,155
Total current assets	682,271	595,312

Property and equipment:
Land	6,128	6,118
Buildings and building equipment	20,390	20,260
Computer hardware, software and equipment	120,757	116,920
Furniture and fixtures	148,903	127,949
Construction in progress	8,702	7,158
Improvements to leased property	318,376	299,775
Property and equipment, at cost	623,256	578,180
Accumulated depreciation	(381,587)	(350,491)
Property and equipment, net	241,669	227,689
Deferred income taxes	26,448	28,152
Goodwill	273,827	259,759
Trademarks, net of accumulated amortization of $3,350 at
February 2, 2013 and $2,246 at January 28, 2012	77,408	78,276
Other intangibles, net of accumulated amortization of $17,220 at
February 2, 2013 and $13,645 at January 28, 2012	11,598	14,808
Other noncurrent assets	20,568	33,269
Total Assets	$1,333,789	$1,237,265

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	2013	2012
Current Liabilities:
Accounts payable	$118,350	$138,938
Accrued employee compensation	55,078	53,029
Accrued other taxes	27,004	26,293
Accrued income taxes	2,096	16,390
Current portion – long-term debt	5,675	8,773
Other accrued liabilities	60,659	52,789
Provision for discontinued operations	7,192	8,250
Total current liabilities	276,054	304,462
Long-term debt	45,007	31,931
Pension liability	20,514	22,201
Deferred rent and other long-term liabilities	177,537	156,794
Provision for discontinued operations	4,159	4,267
Total liabilities	523,271	519,655
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	3,924	4,957
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 2, 2013 – 24,484,915/23,996,451
January 28, 2012 – 24,757,826/24,269,362	24,485	24,758
Additional paid-in capital	170,360	149,479
Retained earnings	655,920	586,990
Accumulated other comprehensive loss	(28,241)	(32,966)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	808,591	715,361
Noncontrolling interest – non-redeemable	1,927	2,249
Total equity	810,518	717,610
Total Liabilities and Equity	$1,333,789	$1,237,265

The accompanying Notes are an integral part of these Consolidated Financial Statements

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2013	2012	2011
Net sales	$2,604,817	$2,291,987	$1,789,839
Cost of sales	1,306,470	1,144,281	891,764
Selling and administrative expenses	1,113,340	1,001,159	803,425
Asset impairments and other, net	17,037	2,677	8,567
Earnings from operations	167,970	143,870	86,083
Interest expense, net:
Interest expense	5,126	5,157	1,130
Interest income	(95)	(65)	(8)
Total interest expense, net	5,031	5,092	1,122
Earnings from continuing operations before income taxes	162,939	138,778	84,961
Income tax expense	51,941	55,794	30,414
Earnings from continuing operations	110,998	82,984	54,547
Provision for discontinued operations, net	(462)	(1,025)	(1,336)
Net Earnings	$110,536	$81,959	$53,211

Basic earnings per common share:
Continuing operations	$4.70	$3.56	$2.34
Discontinued operations	(0.02)	(0.04)	(0.06)
Net earnings	$4.68	$3.52	$2.28
Diluted earnings per common share:
Continuing operations	$4.62	$3.48	$2.29
Discontinued operations	(0.02)	(0.05)	(0.05)
Net earnings	$4.60	$3.43	$2.24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2013	2012	2011
Net earnings	$110,536	$81,959	$53,211
Other comprehensive income (loss):
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for 2013 and 2012
and $0.1 million for 2011	42	(35)	166
Pension liability adjustment net of tax of $2.4 million
and $2.7 million for 2013 and 2011, respectively, and
net of tax benefit of $3.1 million for 2012	3,657	(4,670)	3,921
Postretirement liability adjustment net of tax
benefit of $0.1 million for each period	(79)	(109)	(131)
Foreign currency translation adjustments	1,105	(3,847)	543
Total other comprehensive income (loss)	4,725	(8,661)	4,499
Comprehensive Income	$115,261	$73,298	$57,710

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$110,536	$81,959	$53,211
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	63,697	53,737	47,738
Amortization of deferred note expense and debt discount	792	708	370
Deferred income taxes	(17,831)	2,732	(11,866)
Provision for losses on accounts receivable	1,325	2,004	1,081
Impairment of long-lived assets	1,396	1,119	7,155
Restricted stock and share-based compensation	10,508	7,660	8,006
Provision for discontinued operations	796	1,692	2,203
Tax benefit of stock options and restricted stock exercised	(4,820)	(4,744)	(1,448)
Other	1,327	1,005	1,328
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(5,821)	3,011	(12,085)
Inventories	(61,049)	(42,324)	(44,345)
Prepaids and other current assets	(4,524)	5,286	(167)
Accounts payable	(17,953)	(1,201)	13,641
Other accrued liabilities	(6,908)	9,046	41,597
Other assets and liabilities	51,739	23,270	(3,811)
Net cash provided by operating activities	123,210	144,960	102,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,737)	(49,456)	(29,299)
Acquisitions, net of cash acquired	(23,818)	(92,985)	(75,500)
Proceeds from asset sales	81	27	11
Net cash used in investing activities	(95,474)	(142,414)	(104,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(2)	(22)	(104)
Payments of long-term debt	(13,581)	(25,321)	(1,918)
Borrowings under revolving credit facility	439,600	299,800	107,400
Payments on revolving credit facility	(416,900)	(294,800)	(107,400)
Tax benefit of stock options and restricted stock exercised	4,820	4,744	1,448
Shares repurchased	(37,650)	—	(26,851)
Change in overdraft balances	(2,925)	2,931	4,160
Dividends paid on non-redeemable preferred stock	(147)	(193)	(197)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	4,965	9,820	2,343
Other	4	(939)	(2,915)
Net cash used in financing activities	(21,816)	(3,980)	(24,034)
Effect of foreign exchange rate fluctuations on cash	85	(710)	—
Net Increase (Decrease) in Cash and Cash Equivalents	6,005	(2,144)	(26,214)
Cash and cash equivalents at beginning of period	53,790	55,934	82,148
Cash and cash equivalents at end of period	$59,795	$53,790	$55,934
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$4,391	$4,789	$748
Income taxes	81,607	50,254	24,079
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2010	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)	$—	$582,313
Net earnings	—	—	—	53,211	—	—	—	53,211
Other comprehensive loss	—	—	—	—	4,499	—	—	4,499
Dividends paid on non-redeemable preferred stock	—	—	—	(197)	—	—	—	(197)
Exercise of stock options	—	118	2,105	—	—	—	—	2,223
Issue shares – Employee Stock Purchase Plan	—	4	116	—	—	—	—	120
Employee and non-employee restricted stock	—	—	7,796	—	—	—	—	7,796
Share-based compensation	—	—	210	—	—	—	—	210
Restricted stock issuance	—	423	(423)	—	—	—	—	—
Restricted shares withheld for taxes	—	(82)	(2,293)	—	—	—	—	(2,375)
Tax benefit of stock options and restricted
stock exercises	—	—	1,342	—	—	—	—	1,342
Shares repurchased	—	(864)	(23,961)	—	—	—	—	(24,825)
Other	(37)	1	37	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	2,503	2,503
Balance January 29, 2011	5,183	24,163	131,910	505,224	(24,305)	(17,857)	2,503	626,821
Net earnings	—	—	—	81,959	—	—	—	81,959
Other comprehensive loss	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and
restricted stock exercises	—	—	4,585	—	—	—	—	4,585
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012	4,957	24,758	149,479	586,990	(32,966)	(17,857)	2,249	717,610
Net earnings	—	—	—	110,536	—	—	—	110,536
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares - Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and
restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013	$3,924	$24,485	$170,360	$655,920	$(28,241)	$(17,857)	$1,927	$810,518
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the licensed Dockers brand and other brands that the Company licenses for men's footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room business, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating primarily under the Lids Locker Room, Sports Fan-Attic and Sports Avenue banners; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at February 2, 2013, the Company operated 2,459 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.

Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2013 was a 53-week year with 371 days and each of Fiscal 2012 and Fiscal 2011 was a 52-week year with 364 days. Fiscal 2013 ended on February 2, 2013, Fiscal 2012 ended on January 28, 2012 and Fiscal 2011 ended on January 29, 201l.
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation with respect to segments. The Company integrated the Underground Station operations into the Journeys Group in the first quarter of Fiscal 2013. The former Underground Station stores are a

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

subset of Journeys Group under the brand "Underground by Journeys." Journeys Group segment net sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated by $92.4 million, $(0.3) million, $25.2 million, $1.8 million and $0.2 million, respectively, for Fiscal 2012 and by $94.4 million, $(3.0) million, $27.8 million, $2.2 million and $1.3 million, respectively, for Fiscal 2011 as a result of combining Underground Station Group with the Journeys Group segment to conform to current year presentation (See Note 14).

Certain shipping and warehouse expenses have been reclassed from selling and administrative expenses to cost of sales in Fiscal 2012 and 2011 to conform to the current year presentation. The reclass to cost of sales from selling and administrative expense for Fiscal 2012 and 2011 was $6.3 million and $3.8 million, respectively.

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

Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets, other than goodwill, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Notes 3 and 5.
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed in the fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million in Fiscal 2013, $1.8 million in Fiscal 2012 and $2.9 million in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 8.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At February 2, 2013, the Company had a deferred tax valuation allowance of $3.5 million.

Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification ("Codification"). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results.

The Company recorded an effective income tax rate of 31.9% for Fiscal 2013 compared to 40.2% for 2012. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. The Company recorded an effective federal income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. Fiscal 2012's higher effective tax rate of 40.2% reflects transaction costs and deferred purchase price related to the Schuh acquisition, which are considered permanent differences. Fiscal 2011's lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. For Fiscal 2013, 2012 and 2011, share-based compensation expense was $0, less than $1,000 and $0.2 million, respectively. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For Fiscal 2013, 2012 and 2011, restricted stock expense was $10.5 million, $7.7 million, and $7.8 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Cash and Cash Equivalents
Included in cash and cash equivalents at February 2, 2013 and January 28, 2012 are cash equivalents of $0.2 million for each year. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At February 2, 2013, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

At February 2, 2013 and January 28, 2012, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $36.1 million and $39.0 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, two customers each accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of February 2, 2013.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Consolidated Balance Sheets include goodwill of $172.3 million for the Lids Sports Group, $100.7 million for the Schuh Group and $0.8 million for Licensed Brands at February 2, 2013 and $159.1 million for the Lids Sports Group, $99.9 million for the Schuh Group and $0.8 million for Licensed Brands at January 28, 2012. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not recorded an impairment charge for intangible assets.

In connection with acquisitions, the Company records goodwill on its Consolidated Financial Statements. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Identifiable intangible assets of the Company with finite lives are trademarks, customer lists, in-place leases, non-compete agreements and a vendor contract. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 2, 2013 and January 28, 2012 are:

In thousands	February 2, 2013		January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	27,700	27,742	$5,000	5,021
UK Term Loans	22,982	22,982	35,704	35,387

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 as defined in Note 5.

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $8.2 million, $9.2 million and $5.9 million for Fiscal 2013, 2012 and 2011, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.7 million, $0.6 million and $0.7 million for Fiscal 2013, 2012 and 2011, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $13.1 million and $10.4 million at February 2, 2013 and January 28, 2012, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $48.3 million, $42.5 million and $35.1 million for Fiscal 2013, 2012 and 2011, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months.

The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.4 million and $1.1 million at February 2, 2013 and January 28, 2012.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.5 million, $3.3 million and $3.2 million for Fiscal 2013, 2012 and 2011, respectively. During Fiscal 2013, 2012 and 2011, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.8 million, $3.0 million and $3.1 million for Fiscal 2013, 2012 and 2011, respectively. During Fiscal 2013, 2012 and 2011, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 2, 2013 consisted of $26.0 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a cumulative foreign currency translation adjustment of $1.9 million.

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

There were no such contracts outstanding at February 2, 2013 or January 28, 2012. For the year ended February 2, 2013, the Company recorded an unrealized gain on foreign currency forward contracts of less than $0.1 million in accumulated other comprehensive loss, before taxes. The Company monitors the credit quality of the major international, national and regional financial institutions with which it enters into such contracts.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Principles
In June 2011, FASB issued Accounting Standards Update No. 2011-05, an update to the FASB Codification Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company's financial statements. This update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net earnings and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The update does not change the items that must be reported in other comprehensive income and must be applied retrospectively for all periods presented in the Consolidated Financial Statements. The Company adopted this update in the first quarter of Fiscal 2013 and has included a separate statement of comprehensive income in its Consolidated Financial Statements. The adoption did not have a significant impact on the Company’s results of operations or financial position.

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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 79 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of February 2, 2013. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $7.9 million. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Acquisitions and Intangible Assets, Continued

acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. During Fiscal 2013, compensation expense related to the Schuh acquisition deferred purchase price obligation was $12.1 million, compared to $7.2 million in Fiscal 2012. This expense is included in the operating earnings for the Schuh Group segment.

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

	Twelve Months Ended - Pro forma	Twelve Months Ended - Pro forma
In thousands, except per share data	January 28, 2012	January 29, 2011
Net sales	$2,384,267	2,045,473
Earnings from continuing operations	86,378	57,897
Earnings per share:
Basic	$3.71	$2.49
Diluted	$3.62	$2.44

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.
Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Feb. 2, 2013	Jan. 28, 2012	Feb. 2, 2013	Jan. 28, 2012	Feb. 2, 2013	Jan. 28, 2012	Feb. 2, 2013	Jan. 28, 2012
Gross other intangibles	$12,584	$12,390	$14,116	$14,062	$2,118	$2,001	$28,818	$28,453
Accumulated amortization	(10,800)	(9,477)	(5,312)	(3,292)	(1,108)	(876)	(17,220)	(13,645)
Net Other Intangibles	$1,784	$2,913	$8,804	$10,770	$1,010	$1,125	$11,598	$14,808

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $3.4 million, $3.2 million and $2.1 million for Fiscal 2013, 2012 and 2011, respectively. The amortization of intangibles, including trademarks, will be $3.2 million, $2.8 million, $2.0 million, $1.6 million and $1.0 million for Fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 3
Asset Impairments and Other Charges and Discontinued Operations

Asset Impairments and Other Charges
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments, and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for network intrusion expenses.
The Company recorded a pretax charge to earnings of $8.6 million in Fiscal 2011, including $7.2 million for retail store asset impairments, $1.3 million for network intrusion expenses and $0.1 million for other legal matters.
Discontinued Operations
In Fiscal 2013, the Company recorded an additional charge to earnings of $0.8 million ($0.5 million net of tax) reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).
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
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 29, 2011	$15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)
Balance January 28, 2012	12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013*	11,351
Current provision for discontinued operations	7,192
Total Noncurrent Provision for Discontinued Operations	$4,159

*Includes a $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	February 2, 2013	January 28, 2012
Raw materials	$24,223	$30,636
Wholesale finished goods	57,161	53,453
Retail merchandise	423,960	351,024
Total Inventories	$505,344	$435,113

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of February 2, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of April 28, 2012	$47	$—	$—	$47	$46
Measured as of July 28, 2012	$54	$—	$—	$54	$391
Measured as of October 27, 2012	$211	$—	$—	$211	$283
Measured as of February 2, 2013	$131	$—	$—	$131	$676

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the twelve months ended February 2, 2013. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	February 2, 2013	January 28, 2012
Revolver borrowings	$27,700	$5,000
UK term loans	22,982	35,704
Total long-term debt	50,682	40,704
Current portion	5,675	8,773
Total Noncurrent Portion of Long-Term Debt	$45,007	$31,931

Long-term debt maturing during each of the next five years ending in January each year is $5.7 million, $5.5 million, $39.5 million, $0.0 million and $0.0 million.

The Company had $27.7 million revolver borrowings outstanding under the Credit Facility at February 2, 2013 and $23.0 million in term loans outstanding under the U.K. Credit Facilities (described below) at February 2, 2013. The Company had outstanding letters of credit of $12.3 million under the Credit Facility at February 2, 2013. These letters of credit support product purchases and lease and insurance indemnifications.
Credit Facility:

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
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:
Domestic Facility
(a) LIBOR plus the applicable margin (as defined and based on average Excess Availability during the prior quarter) or (b) the applicable margin plus the higher of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR for an interest period of thirty days plus 1.0%.

The initial applicable margin for base rate loans and U.S. Index rate loans is 1.25% and the initial applicable margin for LIBOR loans and BA (defined below) equivalent loans is 2.25%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $292.8 million at February 2, 2013. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at February 2, 2013.

In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments of other indebtedness and other matters customarily restricted in such agreements. The Credit Facility, as amended, permits the Company to incur up to $250.0 million of senior debt provided that certain terms and conditions are met.
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
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, (collectively, the “UK Credit Facilities”)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid £4.8 million and £4.5 million on the B term loan in Fiscal 2013 and 2012, respectively.

The UK Credit Facilities contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at February 2, 2013. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2030. The store leases in the United States, Puerto Rico and Canada typically have initial terms of between 5 and 10 years. The stores leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 20 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 4% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2013	2012	2011
Minimum rentals	$215,516	$192,175	$167,558
Contingent rentals	14,786	12,918	5,827
Sublease rentals	(667)	(686)	(642)
Total Rental Expense	$229,635	$204,407	$172,743

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2014	$223,495
2015	210,019
2016	191,642
2017	159,488
2018	127,982
Later years	342,534
Total Minimum Rental Commitments	$1,255,160

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $20.0 million and $17.6 million for Fiscal 2013 and 2012, respectively, and deferred rent of $37.9 million and $35.2 million for Fiscal 2013 and 2012, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares			Amounts in Thousands			Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			2013	2012	2011	2013	2012	2011
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	0	0	0	—	—	—	N/A		N/A
$2.30 Series 1	64,368		16,203	30,368	33,497	$648	$1,215	$1,340.83			1
$4.75 Series 3	40,449		7,398	11,643	12,163	740	1,164	1,216	2.11		2
$4.75 Series 4	53,764		3,247	3,397	3,579	325	340	358	1.52		1
Series 6	800,000		0	0	0	0	0	0			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,067	30,067	30,067	902	902	902			1
			56,915	75,475	79,306	2,615	3,621	3,816
Employees’ Subordinated Convertible Preferred	5,000,000		46,852	47,922	49,192	1,405	1,437	1,476	1.00	***	1
Stated Value of Issued Shares						4,020	5,058	5,292
Employees’ Preferred Stock Purchase Accounts						(96)	(101)	(109)
Total Non-Redeemable Preferred Stock						$3,924	$4,957	$5,183

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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 30, 2010	$3,833	$1,510	$(123)	$5,220
Other	(17)	(34)	14	(37)
Balance January 29, 2011	3,816	1,476	(109)	5,183
Other	(195)	(39)	8	(226)
Balance January 28, 2012	3,621	1,437	(101)	4,957
Other	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	$2,615	$1,405	$(96)	$3,924
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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 2, 2013 – 24,484,915 shares; January 28, 2012 –24,757,826 shares. There were 488,464 shares held in treasury at February 2, 2013 and January 28, 2012. Each outstanding share is entitled to one vote. At February 2, 2013, common shares were reserved as follows: 80,848 shares for conversion of preferred stock; 186,835 shares for the 1996 Stock Incentive Plan; 76,320 shares for the 2005 Stock Incentive Plan; 1,585,443 shares for the 2009 Amended and Restated Stock Incentive Plan; and 313,438 shares for the Genesco Employee Stock Purchase Plan.

For the year ended February 2, 2013, 223,618 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $21.50, for a total of $4.8 million; 194,232 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,463 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $63.84, for a total of $0.2 million; 10,224 shares were issued to directors for no consideration; 75,552 shares were withheld for taxes on restricted stock vested in Fiscal 2013; 4,020 shares of restricted stock were forfeited in Fiscal 2013; and 22,028 shares were issued in miscellaneous conversions of Series 1, 3, 4 and Employees’ Subordinated Convertible Preferred Stock. The 223,618 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 645,904 shares of common stock at an average weighted market price of $58.29 for a total of $37.6 million.

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

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2014. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

 Dividends declared for Fiscal 2013 for the Company’s Subordinated Serial Preferred Stock, $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and the Company’s $1.50 Subordinated Cumulative Preferred Stock were $0.1 million in the aggregate.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Non- Redeemable Preferred Stock	Employees’ Preferred Stock
Issued at January 30, 2010	24,562,693	79,469	50,350
Exercise of options	118,450	0	0
Issue restricted stock	422,833	0	0
Issue shares—Employee Stock Purchase Plan	4,230	0	0
Shares repurchased	(863,767)	0	0
Other	(81,805)	(163)	(1,158)
Issued at January 29, 2011	24,162,634	79,306	49,192
Exercise of options	390,357	0	0
Issue restricted stock	304,050	0	0
Issue shares—Employee Stock Purchase Plan	2,717	0	0
Other	(101,932)	(3,831)	(1,270)
Issued at January 28, 2012	24,757,826	75,475	47,922
Exercise of options	223,618	0	0
Issue restricted stock	204,456	0	0
Issue shares—Employee Stock Purchase Plan	2,463	0	0
Shares repurchased	(645,904)	0	0
Other	(57,544)	(18,560)	(1,070)
Issued at February 2, 2013	24,484,915	56,915	46,852
Less shares repurchased and held in treasury	488,464	0	0
Outstanding at February 2, 2013	23,996,451	56,915	46,852

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes
Income tax expense from continuing operations is comprised of the following:

In thousands	2013	2012	2011
Current
U.S. federal	$50,859	$42,103	$35,103
International	10,072	2,007	1,474
State	8,841	8,952	5,703
Total Current Income Tax Expense	69,772	53,062	42,280
Deferred
U.S. federal	(7,445)	(175)	(8,165)
International	(7,148)	4,370	—
State	(3,238)	(1,463)	(3,701)
Total Deferred Income Tax Expense (Benefit)	(17,831)	2,732	(11,866)
Total Income Tax Expense – Continuing Operations	$51,941	$55,794	$30,414

Discontinued operations were recorded net of income tax benefit of approximately $(0.3) million, $(0.7) million and $(0.9) million in Fiscal 2013, 2012 and 2011, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2013, 2012 and 2011, the Company realized an additional income tax benefit of approximately $4.8 million, $4.6 million and $1.3 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	February 2,	January 28,
In thousands	2013	2012
Identified intangibles	$(28,076)	$(28,125)
Prepaids	(2,943)	(2,814)
Convertible bonds	(3,001)	(3,001)
Total deferred tax liabilities	(34,020)	(33,940)
Options	965	1,289
Deferred rent	5,847	7,043
Pensions	8,321	8,936
Expense accruals	24,483	17,146
Uniform capitalization costs	12,539	9,893
Book over tax depreciation	13,783	11,756
Provisions for discontinued operations and restructurings	4,745	5,201
Inventory valuation	2,015	2,397
Tax net operating loss and credit carryforwards	3,535	8,306
Allowances for bad debts and notes	1,598	1,641
Deferred compensation and restricted stock	6,382	5,174
Other	3,500	5,460
Gross deferred tax assets	87,713	84,242
Deferred tax asset valuation allowance	(3,541)	(3,790)
Deferred tax asset net of valuation allowance	84,172	80,452
Net Deferred Tax Assets	$50,152	$46,512
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2013	2012
Net current asset	$23,725	$22,541
Net non-current asset	26,448	28,152
Net non-current liability	(21)	(4,181)
Net Deferred Tax Assets	$50,152	$46,512

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2013	2012	2011
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.17	3.53	2.59
Foreign rate differential	(1.78)	(1.92)	—
Change in valuation allowance	(0.17)	0.71	—
Permanent items	2.00	2.35	(0.83)
Uncertain tax positions	(5.80)	—	(1.56)
Other	(0.54)	0.53	0.60
Effective Tax Rate	31.88%	40.20%	35.80%

The provision for income taxes resulted in an effective tax rate for continuing operations of 31.88% for Fiscal 2013, compared with an effective tax rate of 40.20% for Fiscal 2012. The decrease in the effective tax rate for Fiscal 2013 was primarily attributable to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

As of February 2, 2013 and January 28, 2012, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.5 million and $1.6 million, respectively, which expire in fiscal years 2025 through 2030.

As of February 2, 2013, January 28, 2012 and January 29, 2011, the Company had state net operating loss carryforwards of $0.1 million, $0.1 million and $0.4 million, respectively, which expire in fiscal years 2016 through 2031.

As of February 2, 2013, January 28, 2012 and January 29, 2011, the Company had state tax credits of $0.9 million, $0.6 million and $0.5 million, respectively. These credits expire in fiscal years 2014 through 2019.

As of February 2, 2013, January 28, 2012 and January 29, 2011, the Company had foreign tax credits of $0.0 million, $0.1 million and $0.3 million, respectively. These credits will expire in fiscal year 2022.

As of February 2, 2013 and January 28, 2012, the Company had foreign net operating losses of $2.4 million and $7.2 million, respectively, which have no expiration.

As of February 2, 2013, as part of the Schuh acquisition, the Company has provided a valuation allowance of approximately $3.5 million on deferred tax assets associated primarily with foreign net operating losses and foreign fixed assets for which management has determined it is more likely than

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

not that the deferred tax assets will not be realized. The $0.3 million net decrease in the valuation allowance during Fiscal 2013 from the $3.8 million provided for as of January 28, 2012 determined in accordance with the Income Tax Topic of the Codification relate to foreign net operating losses arising in Fiscal 2012 and increases in fixed asset-related deferred tax assets that will more likely than not never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of February 2, 2013, the Company has not provided for withholding or United States federal income taxes on approximately $26.0 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Because of the complexities involved with the hypothetical tax calculation, a determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2013, 2012 and 2011.

In thousands	2013	2012	2011
Unrecognized Tax Benefit – Beginning of Period	$20,467	$14,167	$17,004
Gross Increases (Decreases) – Tax Positions in a Prior Period	(2,464)	(29)	(517)
Gross Increases – Tax Positions in a Current Period	133	6,986	473
Settlements	(449)	(533)	(2,605)
Lapse of Statutes of Limitations	(7,250)	(124)	(188)
Unrecognized Tax Benefit – End of Period	$10,437	$20,467	$14,167

Unrecognized tax benefits were approximately $10.4 million, $20.5 million and $14.2 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively. The amount of unrecognized tax benefits as of February 2, 2013, January 28, 2012 and January 29, 2011, which would impact the annual effective rate if recognized were $2.4 million, $12.6 million and $13.1 million, respectively. The Company believes it is reasonably possible that there will be a $0.7 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $(1.2) million expense and $0.1 million, respectively, during Fiscal 2013, $0.5 million expense and $0.0 million, respectively, during Fiscal 2012 and $(0.5) million income and $(0.2) million income, respectively,

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

during Fiscal 2011. The Company recognized a liability for accrued interest and penalties of $1.1 million and $0.2 million, respectively, as of February 2, 2013 and $2.3 million and $0.2 million, respectively, as of January 28, 2012. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's U.S. federal and state and local income tax returns for fiscal years ended January 30, 2010 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years.

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
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2013	2012	2013	2012
Benefit obligation at beginning of year	$118,644	$110,793	$3,908	$3,480
Service cost	350	250	356	166
Interest cost	4,961	5,597	157	174
Plan participants’ contributions	0	0	74	71
Benefits paid	(9,038)	(8,805)	(221)	(242)
Actuarial loss	4,209	10,809	213	259
Benefit Obligation at End of Year	$119,126	$118,644	$4,487	$3,908
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$96,443	$98,887	$0	$0
Actual gain on plan assets	11,207	6,111	0	0
Employer contributions	0	250	147	171
Plan participants’ contributions	0	0	74	71
Benefits paid	(9,038)	(8,805)	(221)	(242)
Fair Value of Plan Assets at End of Year	$98,612	$96,443	$0	$0
Funded Status at End of Year	$(20,514)	$(22,201)	$(4,487)	$(3,908)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2013	2012	2013	2012
Noncurrent assets	$0	$0	$0	$0
Current liabilities	0	0	(160)	(160)
Noncurrent liabilities	(20,514)	(22,201)	(4,327)	(3,748)
Net Amount Recognized	$(20,514)	$(22,201)	$(4,487)	$(3,908)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2013	2012	2013	2012
Prior service cost	$0	$4	$0	$0
Net loss	42,879	48,906	566	437
Total Recognized in Accumulated Other Comprehensive Loss	$42,879	$48,910	$566	$437

In thousands
Pension Benefits	February 2, 2013	January 28, 2012
Projected benefit obligation	$119,126	$118,644
Accumulated benefit obligation	119,126	118,644
Fair value of plan assets	98,612	96,443
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2013	2012	2011	2013	2012	2011
Service cost	$350	$250	$250	$356	$166	$144
Interest cost	4,961	5,597	5,897	157	174	170
Expected return on plan assets	(7,003)	(7,807)	(8,089)	—	—	—
Amortization:
Prior service cost	4	4	4	—	—	—
Losses	6,032	4,728	4,235	84	79	59
Net amortization	$6,036	$4,732	$4,239	$84	$79	$59
Net Periodic Benefit Cost	$4,344	$2,772	$2,297	$597	$419	$373
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2013	2013
Net loss (gain)	$5	$(84)
Amortization of prior service cost	(4)	—
Amortization of net actuarial (loss) gain	(6,032)	213
Total Recognized in Other Comprehensive Income	$(6,031)	$129
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(1,687)	$726

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.5 million and $0.0, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.00%	4.35%	4.01%	4.17%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2013 and 2012, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.35%	5.25%	5.625%	4.17%	5.25%	5.50%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 4.35% to 4.00% from Fiscal 2012 to Fiscal 2013. The decrease in the rate increased the accumulated benefit obligation by $4.3 million and increased the projected benefit obligation by $4.3 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 5.25% to 4.35% from Fiscal 2011 to Fiscal 2012. The decrease in the rate increased the accumulated benefit obligation by $10.4 million and increased the projected benefit obligation by $10.4 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 7.75% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2013	2012
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2017

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$153	$70
Accumulated postretirement benefit obligation	$735	$578
Plan Assets
The Company’s pension plan weighted average asset allocations as of February 2, 2013 and January 28, 2012, by asset category are as follows:

	Plan Assets
	February 2, 2013	January 28, 2012
Asset Category
Equity securities	66%	63%
Debt securities	34%	37%
Other	0%	0%
Total	100%	100%

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

At February 2, 2013 and January 28, 2012, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.
The following tables present the pension plan assets by level within the fair value hierarchy as of February 2, 2013 and January 28, 2012.

February 2, 2013	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$13,757	$—	$—	$13,757
U.S. securities	51,011	—	—	51,011
Fixed Income Securities	33,633	—	—	33,633
Other:
Cash Equivalents	235	—	—	235
Other (includes receivables and payables)	(24)	—	—	(24)
Total Pension Plan Assets	$98,612	$—	$—	$98,612

January 28, 2012	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$11,754	$—	$—	$11,754
U.S. securities	49,321	—	—	49,321
Fixed Income Securities	35,164	—	—	35,164
Other:
Cash Equivalents	267	—	—	267
Other (includes receivables and payables)	(63)	—	—	(63)
Total Pension Plan Assets	$96,443	$—	$—	$96,443
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal year 2013 and no plan assets are projected to be returned to the Company in Fiscal 2014.
Contributions
There was no ERISA cash requirement for the plan in 2012 and none is projected to be required in 2013. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other benefits ($ in millions)
2013	$8.7	$0.2
2014	8.7	0.2
2015	8.4	0.2
2016	8.3	0.2
2017	8.1	0.2
2018 – 2022	38.1	1.3
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Concurrent with the January 1, 1996 amendment to the pension plan (discussed previously), the Company amended the 401(k) savings plan to make matching contributions equal to 50% of each employee’s contribution of up to 5% of salary. Concurrent with freezing the defined benefit pension plan effective January 1, 2005, the Company amended the 401(k) savings plan to change the formula for matching contributions. Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $5.3 million for Fiscal 2013, $4.2 million for Fiscal 2012 and $3.8 million for Fiscal 2011.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended February 2, 2013			For the Year Ended January 28, 2012			For the Year Ended January 29, 2011
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$110,998			$82,984			$54,547
Less: Preferred stock dividends	(147)			(193)			(197)
Basic EPS from continuing operations
Income available to common shareholders	110,851	23,584	$4.70	82,791	23,234	$3.56	54,350	23,209	$2.34
Effect of Dilutive Securities from continuing operations
Options and restricted stock		372			511			431
Convertible preferred stock(1)	88	34		141	55		58	26
Employees’ preferred stock(2)		47			48			50
Diluted EPS
Income available to common shareholders plus assumed conversions	$110,939	24,037	$4.62	$82,932	23,848	$3.48	$54,408	23,716	$2.29

(1)
The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for Fiscal 2013 and 2012. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share for Fiscal 2013 and 2012. The amount of the dividend on Series 3 convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings for Fiscal 2011. Therefore, conversion of Series 3 preferred shares were included in diluted earnings per share for Fiscal 2011. The amount of the dividend on Series 1 and Series 4 convertible preferred stock per common share obtainable on conversion of the preferred stock was higher than basic earnings for Fiscal 2011. Therefore, conversion of Series 1 and Series 4 preferred shares were not reflected in diluted earnings per share for Fiscal 2011 because it would have been antidilutive. The shares convertible to common stock for Series 1, 3 and 4 preferred stock would have been 13,502 and 15,575 and 4,920, respectively, as of February 2, 2013.

(2)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

All outstanding options to purchase shares of common stock at the end of Fiscal 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares.

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
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share, Continued
The weighted shares outstanding reflects the effect of stock buy back programs. The Company repurchased 645,904 shares at a cost of $37.7 million during Fiscal 2013. The Company has $58.2 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during Fiscal 2012. The Company repurchased 863,767 shares at a cost of $24.8 million during Fiscal 2011.

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of February 2, 2013, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”), effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.5 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company was permitted to grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year over four years.

For Fiscal 2013, 2012 and 2011, the Company recognized share-based compensation cost of $0.0, less than $1,000 and $0.2 million, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $4.8 million, $4.7 million and $1.4 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2013, 2012 and 2011, respectively.

The Company did not grant any fixed stock options in Fiscal 2013, 2012 or 2011.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of fixed stock option activity and changes for Fiscal 2013, 2012 and 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, January 30, 2010	995,580	$24.04
Granted	0	—
Exercised	(118,450)	18.77
Forfeited	0	—
Outstanding, January 29, 2011	877,130	$24.75
Granted	0	—
Exercised	(390,357)	24.82
Forfeited	0	—
Outstanding, January 28, 2012	486,773	$24.70
Granted	0	—
Exercised	(223,618)	21.50
Forfeited	0	—
Outstanding, February 2, 2013	263,155	$27.43	1.98	$9,317
Exercisable, February 2, 2013	263,155	$27.43	1.98	$9,317

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2013, 2012 and 2011 was $11.5 million, $10.3 million and $2.3 million, respectively.

As of February 2, 2013, the Company does not have any nonvested shares of its fixed stock incentive plans.

As of February 2, 2013 there was no unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. Cash received from option exercises under all share-based payment arrangements for Fiscal 2013, 2012 and 2011 was $4.8 million, $9.7 million and $2.2 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the board may approve.
Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2013, 2012 and 2011. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The board also approved a grant of 336 additional shares to a newly elected director on the annual meeting date in Fiscal 2013 on the same terms as the Fiscal 2013 grant to all outside directors. In all cases, the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board.

The Fiscal 2011 grants were valued at $60,000 based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested in three equal annual installments beginning on the first anniversary of the grant date, subject to the director's continuing service. The Fiscal 2012 grants were valued at $70,000 and the Fiscal 2013 grants were valued at $80,000 on the same basis, and vested on the first anniversary of the grant date. For Fiscal 2013, 2012 and 2011, the Company issued 9,888 shares, 14,643 shares and 17,838 shares, respectively, of director restricted stock.

For Fiscal 2013, 2012 and 2011, the Company recognized $0.9 million, $0.8 million and $0.5 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 194,232 shares, 289,407 and 404,995 shares of employee restricted stock in Fiscal 2013, 2012 and 2011, respectively. Shares issued in Fiscal 2011, 2012 and 2013 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $9.6 million, $6.9 million and $7.3 million for Fiscal 2013, 2012 and 2011, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 2, 2013 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 30, 2010	676,114	$20.94
Granted	404,995	28.41
Vested	(179,684)	23.09
Withheld for federal taxes	(81,731)	23.15
Forfeited	(1,575)	19.40
Nonvested at January 29, 2011	818,119	23.95
Granted	289,407	45.14
Vested	(227,691)	22.58
Withheld for federal taxes	(93,089)	22.42
Forfeited	(14,081)	27.38
Nonvested at January 28, 2012	772,665	32.41
Granted	194,232	57.58
Vested	(195,203)	29.95
Withheld for federal taxes	(75,552)	29.97
Forfeited	(3,360)	38.96
Nonvested at February 2, 2013	692,782	$40.59

As of February 2, 2013 there was $21.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 2.27 years.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation – Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 2,463 shares, 2,717 shares and 4,230 shares to employees in Fiscal 2013, 2012 and 2011, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
Stock Purchase Plans
Stock purchase accounts arising out of sales to employees prior to 1972 under certain employee stock purchase plans amounted to $96,000 and $101,000 at February 2, 2013 and January 28, 2012, respectively, and were secured at February 2, 2013, by 5,245 employees’ preferred shares. Payments on stock purchase accounts under the stock purchase plans have been indefinitely deferred. No further sales under these plans are contemplated.

Note 13
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision requires a remedy of a combination of groundwater extraction and treatment and in-site chemical oxidation at an estimated present cost of approximately $10.7 million.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of February 2, 2013, $13.0 million as of January 28, 2012 and $15.5 million as of January 29, 2011. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2013, $1.8 million reflected in Fiscal 2012 and $2.9 million reflected in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. The Company does not currently expect any future claims in connection with the intrusion to have a material effect on its financial condition, cash flows, or results of operations.

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff seeks relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. The Company disputes the validity of the claim and is defending the matter.

On June 13, 2012, a former vendor of a subsidiary of the Company filed an action, Perfect Curve, Inc. v. Hat World, Inc., in U.S. District Court in Massachusetts, alleging patent, trademark, trade dress, and copyright infringement against the subsidiary based on the sale of a line of products developed by the subsidiary. The Company denies the material allegations against it and is defending the action.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The Company disputes the material allegations in the consolidated action and in Maro and is defending the actions.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company is defending the matter.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

In addition to the matters specifically described in this Note, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial position, cash flows, or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's business and results of operations.

Note 14
Business Segment Information

During Fiscal 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, acquired in June 2011, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group, Schuh Group and Lids Sports Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands. As a result of combining the Underground Station Group with Journeys Group in the first quarter of Fiscal 2013, Journeys Group segment sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated for Fiscal 2012 and 2011 to conform to the current year presentation.

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, asset impairment charges and other, including major litigation.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2013
	Journeys Group		Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,111,490		$370,480	$793,016	$221,870	$108,808	$1,234	$2,606,898
Intercompany sales	—	—	—	(1,761)	(10)	(310)	—	(2,081)
Net sales to external customers	$1,111,490		$370,480	$791,255	$221,860	$108,498	$1,234	$2,604,817
Segment operating income (loss)	$106,929		$7,875	$85,794	$15,737	$10,064	$(41,392)	$185,007
Asset Impairments and other*	—		—	—	—	—	(17,037)	(17,037)
Earnings (loss) from operations	106,929		7,875	85,794	15,737	10,064	(58,429)	167,970
Interest expense	—		—	—	—	—	(5,126)	(5,126)
Interest income	—		—	—	—	—	95	95
Earnings (loss) from continuing operations before income taxes	$106,929		$7,875	$85,794	$15,737	$10,064	$(63,460)	$162,939

Total assets**	$280,396		$231,323	$519,006	$89,505	$43,212	$170,347	$1,333,789
Depreciation and amortization	20,190		10,040	26,892	3,738	366	2,471	63,697
Capital expenditures	21,852		16,873	21,448	6,680	1,255	3,629	71,737

 *Asset Impairments and other includes a $1.4 million charge for asset impairments, of which $0.9 million is in the Lids Sports Group,
$0.4 million is in the Journeys Group and $0.1 million is in the Johnston & Murphy Group, a $15.5 million charge for network intrusion costs and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $172.3 million, $100.7 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $13.2 million of additions in Fiscal 2013 resulting from small acquisitions and the Schuh Group goodwill increased by $0.8 million due to foreign currency translation adjustment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2012
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,020,116	212,262	$759,671	$201,725	$97,721	$1,116	$2,292,611
Intercompany sales	—	—	(347)	—	(277)	—	(624)
Net sales to external customers	$1,020,116	$212,262	$759,324	$201,725	$97,444	$1,116	$2,291,987
Segment operating income (loss)	$82,452	$11,711	$82,349	$13,682	$9,456	$(53,103)	$146,547
Asset Impairments and other*	—	—	—	—	—	(2,677)	(2,677)
Earnings (loss) from operations	82,452	11,711	82,349	13,682	9,456	(55,780)	143,870
Interest expense	—	—	—	—	—	(5,157)	(5,157)
Interest income	—	—	—	—	—	65	65
Earnings (loss) from continuing operations before income taxes	$82,452	$11,711	$82,349	$13,682	$9,456	$(60,872)	$138,778
Total assets**	$259,331	205,313	$489,512	$79,321	$34,974	$168,814	$1,237,265
Depreciation and amortization	20,742	4,602	22,541	3,538	285	2,029	53,737
Capital expenditures	11,125	7,406	24,497	1,894	718	3,816	49,456
 *Asset Impairments and other includes a $1.1 million charge for asset impairments, of which $0.6 million is in the Journeys Group, $0.3 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $0.7 million charge for network intrusion costs and a $0.9 million charge for other legal matters.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2011
	Journeys Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$898,500	$603,533	$185,012	$101,839	$1,339	$1,790,223
Intercompany sales	—	(188)	(1)	(195)	—	(384)
Net sales to external customers	$898,500	$603,345	$185,011	$101,644	$1,339	$1,789,839
Segment operating income (loss)	$49,642	$56,026	$7,595	$12,359	$(30,972)	$94,650
Asset Impairments and other*	—	—	—	—	(8,567)	(8,567)
Earnings (loss) from operations	49,642	56,026	7,595	12,359	(39,539)	86,083
Interest expense	—	—	—	—	(1,130)	(1,130)
Interest income	—	—	—	—	8	8
Earnings (loss) from continuing operations before income taxes	$49,642	$56,026	$7,595	$12,359	$(40,661)	$84,961
Total assets**	$268,335	$435,016	$72,393	$38,152	$147,186	$961,082
Depreciation and amortization	23,005	18,627	3,754	217	2,135	47,738
Capital expenditures	7,754	17,908	1,687	27	1,923	29,299

*Asset Impairments and other includes a $7.2 million charge for asset impairments, of which $5.5 million is in the Journeys Group, $1.0 million is in the Lids Sports Group and $0.7 million is in the Johnston & Murphy Group, a $1.3 million charge for network intrusion costs and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group and Licensed Brands include $152.5 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group includes $33.5 million of additions in Fiscal 2011 resulting from small acquisitions and the Licensed Brands goodwill is due to the acquisition of Keuka Footwear in Fiscal 2011.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2013		2012		2013		2012		2013		2012		2013(a)		2012		2013(b)	2012
Net sales	$600,144		$481,502		$543,522		$470,591		$664,458		$616,525		$796,693		$723,369		$2,604,817	$2,291,987
Gross margin	306,664		246,786		273,022		235,771		334,348		310,457		384,313		354,692		1,298,347	1,147,706
Earnings from continuing operations before income taxes	34,890	(1)	25,011	(3)	15,748	(5)	570	(6)	51,077	(8)	44,043	(10)	61,224	(12)	69,154	(14)	162,939	138,778
Earnings from continuing operations	20,791		14,975		10,561		350		40,969		26,161		38,677		41,498		110,998	82,984
Net earnings (loss)	20,614	(2)	14,793	(4)	10,520		(392)	(7)	40,875	(9)	26,088	(11)	38,527	(13)	41,470		110,536	81,959
Diluted earnings (loss) per common share:
Continuing operations	0.86		0.63		0.44		0.01		1.71		1.09		1.63		1.72		4.62	3.48
Net earnings (loss)	0.85		0.63		0.43		(0.02)		1.70		1.09		1.62		1.72		4.60	3.43

(1)	Includes a net asset impairment and other charge of $0.1 million (see Note 3). (a) 14 week period vs. 13

(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3). weeks in prior period.

(3)	Includes a net asset impairment and other charge of $1.2 million (see Note 3). (b) 53 week period vs. 52

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3). weeks in prior period.

(5)	Includes a net asset impairment and other charge of $0.4 million (see Note 3).

(6)	Includes a net asset impairment and other charge of $0.4 million (see Note 3).

(7)	Includes a loss of $0.7 million, net of tax, from discontinued operations (see Note 3).

(8)	Includes a net asset impairment and other charge of $0.4 million (see Note 3).

(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(10)	Includes a net asset impairment and other charge of $0.3 million (see Note 3).

(11)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(12)	Includes a net asset impairment and other charge of $16.1 million (see Note 3).

(13)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(14)	Includes a net asset impairment and other charge of $0.8 million (see Note 3).

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
Based on their evaluation as of February 2, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 2, 2013, the Company’s internal control over financial reporting is effective based on these criteria.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2013, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2013, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2013, to be filed with the Securities and Exchange Commission.
The following table provides certain information as of February 2, 2013 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	263,155	$27.43	1,898,881
Equity compensation plans not approved by security holders	—	—	—
Total	263,155	$27.43	1,898,881

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2013, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2013, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries (the "Company") are filed as part of this report under Item 8.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets, February 2, 2013 and January 28, 2012
Consolidated Statements of Operations, each of the three fiscal years ended 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2013, 2012 and 2011
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2013, 2012 and 2011
Consolidated Statements of Equity, each of the three fiscal years ended 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2013, 2012 and 2011
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 109.
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

	d.	£25 million Loan Note Instrument of Genesco (UK) Limited dated June 23, 2011. Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).
(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed December 19, 2007 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
(4)	a.	Second Amended and Restated Rights Agreement dated as of April 18, 2010. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed April 9, 2010 (File No. 1-3083).
	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).

(10)	a.
Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among the Genesco Inc., certain subsidiaries of the Genesco Inc.party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2011 (File No. 1-3083). First Amendment to Second Amended and Restated Credit Agreement, dated June 23, 2011, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other domestic borrowers and GCO Canada Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).

b.
Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

c.
1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (File No.1-3083).

d.
Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

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

	g.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.
	h.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	i.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
j.
Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

k.
Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

	l.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
	m.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083).
	n.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
	o.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
p.
Supplemental Pension Agreement dated as of October 18, 1988 between the Company and William S. Wire II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083).

q.
Deferred Compensation Trust Agreement dated as of February 27, 1991 between the Company and NationsBank of Tennessee for the benefit of William S. Wire, II, as amended January 9, 1993. Incorporated by reference to Exhibit (10)q to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083).

r.
Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

	s.	First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
t.
Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington. Incorporated by reference to Exhibit (10)t to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

u.
Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

v.
Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

w.
Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No.1-3083).*

x.
Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.*

y.
Amendment No. 5 (Renewal) to Trademark License Agreement, dated July 23, 2012, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K filed July 25, 2012 (File No. 1-3083).*

z.
Genesco Inc. Deferred Income Plan dated as of July 1, 2000. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Amended and Restated Deferred Income Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)r to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

aa.
Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

	bb.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.
	cc.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).
dd.
Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

	ee.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	ff.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	gg.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	hh.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
ii.
Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).

(21)		Subsidiaries of the Company.
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 107.
(24)		Power of Attorney

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Exhibits (10)b through (10)l, (10)r through (10)t and (10)z through (10)dd are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-62653, 333-08463, 333-104908, 333-128201, 333-160339 and 333-180463) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our reports dated April 3, 2013, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries, included in this Annual Report (Form 10-K) for the year ended February 2, 2013.
We also consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-62653) pertaining to the 1996 Employee Stock Purchase Plan of Genesco Inc. of our report dated April 3, 2013 with respect to the financial statements of the Genesco Inc. Employee Stock Purchase Plan, included as an exhibit to this Annual Report (Form 10-K) for the year ended February 2, 2013.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/James S. Gulmi

James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer
Date: April 3, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of April, 2013.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director

/s/James S. Gulmi	Senior Vice President – Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

James S. Beard*	Matthew C. Diamond *

Leonard L. Berry *	Marty G. Dickens *

William F. Blaufuss, Jr.*	Thurgood Marshall, Jr. *

James W. Bradford*	Kathleen Mason *

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 2, 2013

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 2, 2013

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,900	$1,325	$(2,143)	$6,082
Year Ended January 28, 2012

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,301	$2,004	$1,595	$6,900
Year Ended January 29, 2011

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,232	$1,081	$(1,012)	$3,301