Form 10-Q
period 2013-05-04
GENESCO INC
filed 2013-06-13
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 4, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 367-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 31, 2013, 23,852,919 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	May 4, 2013	Audited February 2, 2013	April 28, 2012
Current Assets:
Cash and cash equivalents	$39,668	$59,795	$54,824
Accounts receivable, net of allowances of $6,022 at May 4, 2013,
$6,082 at February 2, 2013 and $7,146 at April 28, 2012	44,193	48,214	47,733
Inventories	509,100	505,344	445,245
Deferred income taxes	23,851	23,725	22,678
Prepaids and other current assets	40,614	45,193	43,083
Total current assets	657,426	682,271	613,563

Property and equipment:
Land	6,095	6,128	6,159
Buildings and building equipment	20,347	20,390	20,403
Computer hardware, software and equipment	120,810	120,757	119,609
Furniture and fixtures	151,325	148,903	130,960
Construction in progress	17,178	8,702	11,687
Improvements to leased property	318,979	318,376	301,302
Property and equipment, at cost	634,734	623,256	590,120
Accumulated depreciation	(393,200)	(381,587)	(361,959)
Property and equipment, net	241,534	241,669	228,161
Deferred income taxes	28,469	26,448	28,813
Goodwill	272,086	273,827	263,062
Trademarks, net of accumulated amortization of $3,620 at May 4,
2013, $3,350 at February 2, 2013 and $2,523 at April 28, 2012	76,670	77,408	78,873
Other intangibles, net of accumulated amortization of $18,024 at
May 4, 2013, $17,220 at February 2, 2013 and $14,559 at
April 28, 2012	10,709	11,598	14,029
Other noncurrent assets	20,325	20,568	33,872
Total Assets	$1,307,219	$1,333,789	$1,260,373

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	May 4, 2013	Audited February 2, 2013	April 28, 2012
Current Liabilities:
Accounts payable	$117,923	$118,350	$153,436
Accrued employee compensation	25,229	55,078	40,009
Accrued other taxes	21,726	27,004	22,745
Accrued income taxes	6,772	2,096	14,518
Current portion – long-term debt	5,576	5,675	10,290
Other accrued liabilities	62,681	60,659	50,527
Provision for discontinued operations	7,202	7,192	7,710
Total current liabilities	247,109	276,054	299,235
Long-term debt	47,745	45,007	25,372
Pension liability	20,096	20,514	23,368
Deferred rent and other long-term liabilities	170,174	177,537	156,307
Provision for discontinued operations	4,183	4,159	4,321
Total liabilities	489,307	523,271	508,603
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,299	3,924	4,903
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 4, 2013 – 24,333,999/23,845,535
February 2, 2013 – 24,484,915/23,996,451
April 28, 2012 – 24,981,526/24,493,062	24,334	24,485	24,982
Additional paid-in capital	174,623	170,360	158,629
Retained earnings	663,240	655,920	607,558
Accumulated other comprehensive loss	(29,561)	(28,241)	(28,647)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	816,078	808,591	749,568
Noncontrolling interest – non-redeemable	1,834	1,927	2,202
Total equity	817,912	810,518	751,770
Total Liabilities and Equity	$1,307,219	$1,333,789	$1,260,373

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	$591,388	$600,144
Cost of sales	292,777	293,480
Selling and administrative expenses	265,014	270,522
Asset impairments and other, net	1,329	135
Earnings from operations	32,268	36,007
Interest expense, net:
Interest expense	1,061	1,132
Interest income	(22)	(15)
Total interest expense, net	1,039	1,117
Earnings from continuing operations before income taxes	31,229	34,890
Income tax expense	12,748	14,099
Earnings from continuing operations	18,481	20,791
Provision for discontinued operations, net	(99)	(177)
Net Earnings	$18,382	$20,614

Basic earnings per common share:
Continuing operations	$0.79	$0.88
Discontinued operations	0.00	(0.01)
Net earnings	$0.79	$0.87
Diluted earnings per common share:
Continuing operations	$0.78	$0.86
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.77	$0.85

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net earnings	$18,382	$20,614
Other comprehensive income (loss):
Loss on foreign currency forward contract, net of tax of
$0.0 million for April 28, 2012	—	(11)
Pension liability adjustment net of tax of $0.6 million for
May 4, 2013	984	—
Postretirement liability adjustment net of tax of $0.0 million
for May 4, 2013	16	—
Foreign currency translation adjustments	(2,320)	4,330
Total other comprehensive income (loss)	(1,320)	4,319
Comprehensive income	$17,062	$24,933

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,382	$20,614
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,429	15,253
Amortization of deferred note expense and debt discount	198	198
Deferred income taxes	(2,821)	(3,861)
Provision for losses on accounts receivable	(193)	1,447
Impairment of long-lived assets	1,208	46
Restricted stock expense	2,898	2,211
Provision for discontinued operations	163	293
Tax benefit of stock options and restricted stock exercised	(80)	(2,326)
Other	(52)	358
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	4,150	(5,338)
Inventories	(4,669)	(8,906)
Prepaids and other current assets	4,475	(2,715)
Accounts payable	18,196	8,405
Other accrued liabilities	(30,251)	(19,961)
Other assets and liabilities	(4,506)	1,856
Net cash provided by operating activities	23,527	7,574
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,781)	(14,118)
Acquisitions, net of cash acquired	—	—
Proceeds from asset sales	—	17
Net cash used in investing activities	(17,781)	(14,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,326)	(1,193)
Borrowings under revolving credit facility	109,600	34,300
Payments on revolving credit facility	(105,200)	(39,300)
Tax benefit of stock options and restricted stock exercised	80	2,326
Share repurchases	(8,629)	—
Change in overdraft balances	(18,321)	5,554
Redemption of preferred shares	(1,462)	—
Dividends paid on non-redeemable preferred stock	(33)	(46)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	159	4,783
Other	1	1
Net cash (used in) provided by financing activities	(25,131)	6,425
Effect of foreign exchange rate fluctuations on cash	(742)	1,136
Net (Decrease) Increase in Cash and Cash Equivalents	(20,127)	1,034
Cash and cash equivalents at beginning of period	59,795	53,790
Cash and cash equivalents at end of period	$39,668	$54,824
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$871	$859
Income taxes	4,542	17,385
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2012	$4,957	$24,758	$149,479	$586,990	$(32,966)	$(17,857)	$2,249	$717,610
Net earnings	—	—	—	110,536	—	—	—	110,536
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013	3,924	24,485	170,360	655,920	(28,241)	(17,857)	1,927	810,518
Net earnings	—	—	—	18,382	—	—	—	18,382
Other comprehensive loss	—	—	—	—	(1,320)	—	—	(1,320)
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	9	150	—	—	—	—	159
Issue shares - Employee Stock Purchase Plan	—	—	—	—	—	—	—	—
Employee and non-employee restricted stock	—	—	2,898	—	—	—	—	2,898
Restricted stock issuance	—	5	(5)	—	—	—	—	—
Restricted shares withheld for taxes	—	—	—	—	—	—	—	—
Tax benefit of stock options and
restricted stock exercised	—	—	80	—	—	—	—	80
Shares repurchased	—	(189)	—	(11,029)	—	—	—	(11,218)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,163)	24	1,140	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(93)	(93)
Balance May 4, 2013	$1,299	$24,334	$174,623	$663,240	$(29,561)	$(17,857)	$1,834	$817,912

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements and notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2014 ("Fiscal 2014") and of the fiscal year ended February 2, 2013 ("Fiscal 2013"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Genesco Inc.'s (the Company’s) Annual Report on Form 10-K.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the licensed Dockers brand and other brands that the Company licenses for men's footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at May 4, 2013, the Company operated 2,458 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the three months ended May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million in the first quarter of Fiscal 2014 and 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 9.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At May 4, 2013, the Company had a deferred tax valuation allowance of $3.5 million.

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

The Company recorded an effective income tax rate of 40.8% in the first quarter of Fiscal 2014 compared to 40.4% for the same period last year.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation expense related to stock options for the first quarter of Fiscal 2014 or 2013. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the first quarter of Fiscal 2014 and 2013, restricted stock expense was $2.9 million and $2.2 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

There were no employee restricted stock grants during the three months ended May 4, 2013 or April 28, 2012. An outside director can elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. During the three months ended May 4, 2013, the Company issued 4,790 shares of Retainer Stock at a grant date fair value of $59.53 per share which vest over one year. The Company did not issue any Retainer Stock for the three

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

months ended April 28, 2012. The Company issued zero and 336 shares of director stock for the three months ended May 4, 2013 and April 28, 2012, respectively.

Cash and Cash Equivalents
Included in cash and cash equivalents at May 4, 2013, February 2, 2013 and April 28, 2012 are cash equivalents of $0.0 million, $0.2 million and $0.2 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At May 4, 2013, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At May 4, 2013, February 2, 2013 and April 28, 2012, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.8 million, $36.1 million and $44.6 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8% and another customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of May 4, 2013.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $20.0 million, $20.0 million and $18.0 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively, and deferred rent of $38.4 million, $37.9 million and $36.2 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $172.3 million for the Lids Sports Group, $99.0 million for the Schuh Group and $0.8 million for Licensed Brands at May 4, 2013, $172.3 million for the Lids Sports Group, $100.7 million for the Schuh Group and $0.8 million for Licensed Brands at February 2, 2013 and $159.1 million for the Lids Sports Group, $103.2 million for the Schuh Group and $0.8 million for Licensed Brands at April 28, 2012. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $14.0 million on its Condensed Consolidated Balance Sheets. The Company found that the result of its annual impairment test in January 2013, which valued the business at approximately $2.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at May 4, 2013 and February 2, 2013 are:

Fair Values
In thousands	May 4, 2013		February 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$32,100	$32,587	$27,700	$27,742
UK Term Loans	21,221	21,339	22,982	22,982

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.0 million for each of the first quarters of Fiscal 2014 and 2013.

Gift Cards
The Company has a gift card program that began in calendar year 1999 for its Lids Sports operations and calendar year 2000 for its footwear operations. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $(0.1) million and $0.1 million for the first quarter of Fiscal 2014 and 2013, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $11.8 million, $13.1 million and $9.2 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Shipping and Handling Costs
Shipping and handling costs related to inventory purchased from suppliers are included in the cost of inventory and are charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date, in Fiscal 2014, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $12.7 million and $10.7 million for the first quarter of Fiscal 2014 and 2013, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.7 million, $1.4 million and $1.6 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million for each of the first quarters of Fiscal 2014 and 2013. During the first quarter of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.5 million and $0.9 million for the first quarter of Fiscal 2014 and 2013, respectively. During the first quarter of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 4, 2013 consisted of $25.0 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a cumulative foreign currency translation adjustment of $4.3 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive income for the quarter ended May 4, 2013:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 2, 2013	$(1,931)	$(26,310)	$(28,241)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(2,320)	—	(2,320)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	1,650	1,650
Amortization reclassified from AOCI, before tax	—	1,650	1,650
Income tax expense (2)	—	650	650
Current period other comprehensive (loss) income, net of tax	(2,320)	1,000	(1,320)
Balance May 4, 2013	$(4,251)	$(25,310)	$(29,561)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Condensed Consolidated Statements of Operations.
(2) Relates to amounts reclassified from AOCI.

Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 10).

New Accounting Principles
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of accumulated other comprehensive income and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the first quarter of Fiscal 2014 by presenting amounts reclassified out of AOCI as a separate disclosure in Note 1 to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with the Company's pension and postretirement plans.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	May 4, 2013	Feb. 2, 2013	May 4, 2013	Feb. 2, 2013	May 4, 2013	Feb. 2, 2013	May 4, 2013	Feb. 2, 2013
Gross other intangibles	$12,541	$12,584	$14,087	$14,116	$2,105	$2,118	$28,733	$28,818
Accumulated amortization	(11,076)	(10,800)	(5,800)	(5,312)	(1,148)	(1,108)	(18,024)	(17,220)
Net Other Intangibles	$1,465	$1,784	$8,287	$8,804	$957	$1,010	$10,709	$11,598

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million for each of the first quarters of Fiscal 2014 and 2013. The amortization of intangibles, including trademarks, are expected to be $3.2 million, $2.8 million, $2.0 million, $1.6 million and $1.0 million for Fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

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

The Company recorded a pretax charge to earnings of $1.3 million in the first quarter of Fiscal 2014, including $1.2 million for retail store asset impairments and $0.1 million for network intrusion expenses. The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2013, primarily associated with the network intrusion.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2012	$12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013	11,351
Additional provision Fiscal 2014	163
Charges and adjustments, net	(129)
Balance May 4, 2013*	11,385
Current provision for discontinued operations	7,202
Total Noncurrent Provision for Discontinued Operations	$4,183

*Includes a $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	May 4, 2013	February 2, 2013
Raw materials	$22,440	$24,223
Wholesale finished goods	46,078	57,161
Retail merchandise	440,582	423,960
Total Inventories	$509,100	$505,344

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of May 4, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2013	$191	$—	$—	$191	$1,208

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.2 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended May 4, 2013. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
Service cost	$88	$88	$113	$89
Interest cost	1,148	1,244	43	39
Expected return on plan assets	(1,665)	(1,754)	—	—
Amortization:
Prior service cost	—	1	—	—
Losses	1,624	1,598	26	21
Net amortization	1,624	1,599	26	21
Net Periodic Benefit Cost	$1,195	$1,177	$182	$149

There is no cash contribution required for the Plan in 2013.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Equity

Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares Outstanding		Amounts in Thousands		Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			May 4, 2013	February 2, 2013	May 4, 2013	February 2, 2013
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	16,203	$—	$648.83			1
$4.75 Series 3	40,449		—	7,398	—	740	2.11		2
$4.75 Series 4	53,764		—	3,247	—	325	1.52		1
Series 6	800,000		—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	30,067	—	902			1
			—	56,915	—	2,615
Employees’ Subordinated Convertible Preferred	5,000,000		46,472	46,852	1,394	1,405	1.00	***	1
Stated Value of Issued Shares					1,394	4,020
Employees’ Preferred Stock Purchase Accounts					(95)	(96)
Total Non-Redeemable Preferred Stock					$1,299	$3,924

*    In order of preference for liquidation and dividends.

**
The Company’s charter permits the board of directors to issue Subordinated Serial Preferred Stock in as many series, each with as many shares and such rights and preferences, as the board may designate.

***    Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 28, 2012	3,621	1,437	(101)	4,957
Other	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other	(1,153)	(11)	1	(1,163)
Balance May 4, 2013	$—	$1,394	$(95)	$1,299

Subordinated Serial Preferred Stock (Cumulative):

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 during the first quarter of Fiscal 2014. The Series 1 preferred stock was redeemed at $40 per share plus accumulated dividends. For the three months ended May 4, 2013, 13,713 shares of Series 1 preferred stock were converted to common stock and 2,490 shares of Series 1 preferred stock were redeemed. The Series 3 and 4 preferred stocks were redeemed at $100 per share plus accumulated dividends. For the three months ended May 4, 2013, 6,046 shares of Series 3 preferred stock were converted to common stock and 1,352 shares of Series 3 preferred stock were redeemed. For the three months ended May 4, 2013, 3,247 shares of Series 4 preferred stock were redeemed. The total cost of the redemption for Series 1, 3 and 4 preferred stock was $0.6 million.

The Company’s shareholders’ rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in March 2020, are redeemable under certain circumstances for $0.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event which makes the rights exercisable and before a majority of the Company’s common stock is acquired.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Equity, Continued

$1.50 Subordinated Cumulative Preferred Stock:

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The $1.50 Subordinated Cumulative Preferred Stock was redeemed at $30 per share plus accumulated dividends. For the three months ended May 4, 2013, 30,067 shares of $1.50 Subordinated Cumulative Preferred Stock were redeemed. The total cost of the redemption for the $1.50 Subordinated Cumulative Preferred Stock was $0.9 million.

Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 4, 2013			April 28, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$18,481			$20,791

Less: Preferred stock dividends	(33)			(46)

Basic EPS from continuing operations
Income available to
common shareholders	18,448	23,295	$0.79	20,745	23,597	$.88

Effect of Dilutive Securities from continuing operations
Options		390			532
Convertible preferred stock(1)	—	—		35	54
Employees' preferred stock(2)		47			48

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$18,448	23,732	$0.78	$20,780	24,231	$.86

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of May 4, 2013. Therefore, convertible preferred stocks were not included in diluted earnings per share for the three months ended May 4, 2013. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for the three months ended April 28, 2012. Therefore, conversion of these convertible preferred stocks was included in diluted earnings per share for the three months ended April 28, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first quarters ended May 4, 2013 and April 28, 2012.

The Company repurchased 189,300 shares of common stock during the three months ended May 4, 2013 for $11.2 million of which $2.6 million was not paid in the first quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $47.0 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during the three months ended April 28, 2012.

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

The Village of Garden City, New York (the "Village"), has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village's complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action if an acceptable settlement agreement cannot be reached.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of May 4, 2013, $11.9 million as of February 2, 2013 and $12.5 million as of April 28, 2012. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million reflected in the first quarter of Fiscal 2014 and 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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
Legal Proceedings, Continued

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

On May 23, 2013, a former employee of the Company filed an action, Everett v. Genesco Inc., in the U.S. District Court for the Middle District of Florida alleging violations of the Fair Labor Standards Act, seeking designation as a collective action and the award of allegedly unpaid minimum wages, overtime pay, liquidated damages, penalties, interest, attorneys' fees, and other relief. The Company disputes the material allegations in the action and intends to defend it.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the three months ended May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
May 4, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$257,143	$68,323	$178,108	$58,425	$29,441	$237	$591,677
Intercompany Sales	—	—	(203)	—	(86)	—	(289)
Net sales to external customers	$257,143	$68,323	$177,905	$58,425	$29,355	$237	$591,388
Segment operating income (loss)	$23,631	$(3,026)	$12,509	$3,852	$2,915	$(6,284)	$33,597
Asset Impairments and other*	—	—	—	—	—	(1,329)	(1,329)
Earnings (loss) from operations	23,631	(3,026)	12,509	3,852	2,915	(7,613)	32,268
Interest expense	—	—	—	—	—	(1,061)	(1,061)
Interest income	—	—	—	—	—	22	22
Earnings (loss) from continuing operations before income taxes	$23,631	$(3,026)	$12,509	$3,852	$2,915	$(8,652)	$31,229
Total assets**	$265,975	$230,003	$538,178	$89,629	$38,537	$144,897	$1,307,219
Depreciation and amortization	4,950	2,709	6,972	980	126	692	16,429
Capital expenditures	5,039	2,792	7,275	1,950	298	427	17,781

*Asset Impairments and other includes a $1.2 million charge for asset impairments, of which $0.9 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, and a $0.1 million charge for network intrusion expenses.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $172.3 million, $99.0 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $1.7 million from February 2, 2013 due to foreign currency translation adjustment.

Three Months Ended
April 28, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$263,840	70,312	$183,375	$51,413	$31,343	$177	$600,460
Intercompany Sales	—	—	(239)	—	(77)	—	(316)
Net sales to external customers	$263,840	$70,312	$183,136	$51,413	$31,266	$177	$600,144
Segment operating income (loss)	$25,282	$(2,951)	$19,168	$4,009	$3,365	$(12,731)	$36,142
Asset Impairments and other*	—	—	—	—	—	(135)	(135)
Earnings (loss) from operations	25,282	(2,951)	19,168	4,009	3,365	(12,866)	36,007
Interest expense	—	—	—	—	—	(1,132)	(1,132)
Interest income	—	—	—	—	—	15	15
Earnings (loss) from continuing operations before income taxes	$25,282	$(2,951)	$19,168	$4,009	$3,365	$(13,983)	$34,890
Total assets**	$260,425	217,501	$495,815	$77,931	$33,338	$175,363	$1,260,373
Depreciation and amortization	4,970	2,242	6,509	893	76	563	15,253
Capital expenditures	4,159	2,573	4,501	1,871	55	959	14,118

*Asset Impairments and other includes a $0.1 million charge for network intrusion costs.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $103.2 million and $0.8 million of goodwill, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company's performance outlook for Fiscal 2014 and beyond.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•
Adjustments to estimates reflected in forward-looking statements, including the amount of required accruals related to the earn-out bonus potentially payable to Schuh management based on the achievement of certain performance objectives.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

•	Unexpected changes to the market for the Company's shares.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	Disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems.

•
The outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 9 to the Condensed Consolidated Financial Statements.

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy® brand, the licensed Dockers® brand, and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) e-commerce business and (iv) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at May 4, 2013, the Company operated 2,458 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the three months ended May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,300 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of May 4, 2013, the Company has opened three Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 1,075 square feet. As of May 4, 2013, the Schuh Group currently operates 11 footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,125 square feet, all of which the group expects to close by the end of the current fiscal year, and also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,975 square feet in malls and other locations primarily in the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, luggage and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of May 4, 2013, Johnston & Murphy operates five stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through an e-commerce operation and a direct-to-consumer catalog. In addition, Johnston & Murphy shoes are also distributed through the Company's wholesale operations to better department and independent specialty stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement was renewed July 23, 2012 for a term expiring November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the Suregrip line for occupational use by consumers employed in the hospitality, healthcare, and other industries.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) increasing the Company's store base, 2) increasing retail square footage, 3) improving comparable sales, both in stores and digital commerce, 4) increasing operating margin and 5) enhancing the value of its brands. Most of the new stores openings in North America are currently planned to be Lids Locker Room, Lids Clubhouse and Journeys Kidz stores, all of which management considers to be underpenetrated in many markets. To address potential saturation of the U.S. market, certain of the Company's retail businesses have opened retail stores in Canada, beginning in Fiscal 2011.

To further supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its first Schuh Kids store in Scotland during the third quarter of Fiscal 2013. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices. Moreover, economic factors, such as the relatively high level of unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales decreased 1.5% during the first quarter of Fiscal 2014 compared to the same quarter of Fiscal 2013. The decrease reflected a 3% decrease in each of Journeys Group, Schuh Group and Lids Sports Group sales and a 6% decrease in Licensed Brands sales, partially offset by a 14% increase in Johnston & Murphy Group sales. Gross margin as a percentage of net sales decreased to 50.5% during the first quarter of Fiscal 2014, compared to 51.1% for the same period last year, reflecting decreased gross margin as a percentage of net sales in the Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margins in the Journeys Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales during the first quarter of Fiscal 2014, reflecting decreases as a percentage of net sales in Schuh Group and Corporate expenses. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in all of the Company's business units.

Significant Developments

Preferred Stock Redemption
The Company issued a notice of mandatory redemption effective April 30, 2013 to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 and on its $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The total cost of the redemption was $1.5 million. For additional information on the redemption, see Note 7 to the Condensed Consolidated Financial Statements.

Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $1.3 million in the first quarter of Fiscal 2014, including $1.2 million for retail store asset impairments and $0.1 million for network intrusion expenses. The Company recorded a pretax charge to earnings of $0.1 million in the first quarter of Fiscal 2013, primarily associated with the network intrusion.

Comparable Sales

During Fiscal 2013, the Company revised its presentation of comparable sales to include its e-commerce and direct mail catalog businesses. Prior year comparable sales have been adjusted to conform to the current year presentation. Comparable sales are sales from stores open longer than one year, beginning in the fifty-third week of a store's operation, sales of websites operated longer than one year, and direct mail catalog sales. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format.

Results of Operations - First Quarter Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the first quarter ended May 4, 2013 decreased 1.5% to $591.4 million from$600.1 million in the first quarter ended April 28, 2012, reflecting decreased net sales and/or comparable sales in all of the Company's business units except Johnston & Murphy Group. Gross margin decreased 2.6% to $298.6 million in the first quarter this year from $306.7 million in the same period last year and decreased as a percentage of net sales from 51.1% to 50.5%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the first quarter this year decreased 2.0% from the first quarter last year and decreased as a percentage of net sales from 45.1% to 44.8% reflecting a decreased accrual for the bonus agreed to in connection with the acquisition of the Schuh Group contingent on the Group's performance during the first four years of the Company's ownership and lower Corporate annual incentive compensation accruals this year compared to last year's first quarter, offset slightly by increased expenses in Journeys Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended May 4, 2013 were $31.2 million compared to $34.9 million for the first quarter ended April 28, 2012. Pretax earnings for the first quarter ended May 4, 2013 included asset impairment and other charges of $1.3 million primarily for retail store asset impairments and network intrusion expenses and $2.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first quarter ended April 28, 2012 included asset impairment and other charges of $0.1 million, primarily for network intrusion expenses and $3.0 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the first quarter ended May 4, 2013 were $18.4 million ($0.77 diluted earnings per share) compared to $20.6 million ($0.85 diluted earnings per share) for the first quarter ended April 28, 2012. The Company recorded an effective income tax rate of 40.8% in the first quarter this year compared to 40.4% in the same period last year.

Journeys Group

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(dollars in thousands)
Net sales	$257,143	$263,840	(2.5)%
Earnings from operations	$23,631	$25,282	(6.5)%
Operating margin	9.2%	9.6%

Net sales from Journeys Group decreased 2.5% to $257.1 million for the first quarter ended May 4, 2013 compared to $263.8 million for the same period last year. The decrease reflects primarily a 2% decrease in comparable sales which includes a 2% decrease in same store sales and a 26% increase in comparable direct sales. The comparable sales decrease reflected a 3% decrease in footwear unit sales while the average price per pair of shoes was flat. Journeys Group operated 1,156 stores at the end of the first quarter of Fiscal 2014, including 157 Journeys Kidz stores, 51 Shi by Journeys stores, 126 Underground by Journeys stores and 24 Journeys stores in Canada, compared to 1,154 stores at the end of the first quarter last year, including 152 Journeys Kidz stores, 53 Shi by Journeys stores, 135 Underground by Journeys stores and 18 Journeys stores in Canada.

Journeys Group earnings from operations for the first quarter ended May 4, 2013 decreased 6.5% to $23.6 million compared to $25.3 million for the first quarter ended April 28, 2012. The decrease was primarily due to decreased net sales and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales, partially offset by decreased bonus accruals.

Schuh Group

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(dollars in thousands)
Net sales	$68,323	$70,312	(2.8)%
Loss from operations	$(3,026)	$(2,951)	(2.5)%
Operating margin	(4.4)%	(4.2)%

Net sales from the Schuh Group decreased 2.8% to $68.3 million for the first quarter ended May 4, 2013, compared to $70.3 million for the first quarter ended April 28, 2012. The decrease reflects primarily an 11% decrease in comparable sales, which includes a 14% decrease in same store sales and a 5% increase in comparable direct sales. The comparable sales decrease was offset by an 18% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Schuh Group operated 80 stores, including three Schuh Kids stores, and 11 concessions at the end of the first quarter of Fiscal 2014, compared to 65 stores and 14 concessions at the end of the first quarter of Fiscal 2013. The Schuh Group expects to exit the 11 concessions they currently operate in Republic stores in the U.K. by the end of this fiscal year.

Schuh Group loss from operations was ($3.0) million for both the first quarter ended May 4, 2013 and the first quarter ended April 28, 2012. The loss included $2.9 million in the first quarter this year and $3.0 million in the first quarter last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $1.0 million this year and $2.5 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvements in deferred purchase price -related compensation expense and contingent bonus expense this year were offset by the effects of decreases in net sales and gross margin. The decreased gross margin reflected lower initial markons related to changes in product mix and increased promotional activity.

Lids Sports Group

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(dollars in thousands)
Net sales	$177,905	$183,136	(2.9)%
Earnings from operations	$12,509	$19,168	(34.7)%
Operating margin	7.0%	10.5%

Net sales from Lids Sports Group decreased 2.9% to $177.9 million for the first quarter ended May 4, 2013, compared to $183.1 million for the same period last year, reflecting primarily a 6% decrease in comparable sales, which includes an 8% decrease in same store sales and a 33% increase in comparable direct sales, slightly offset by a 5% increase in average Lids Sports Group stores operated. The comparable sales decrease reflected a 5% decrease in comparable store hat units sold, primarily in the fitted hat business due to the current popularity of adjustable "snap-back" hat styles, which have displaced some demand for fitted merchandise. The average price per hat also decreased 2% for the first quarter this year as "snap-back" hats are a lower priced item than fitted fashion hats and "snap-back" styles are becoming more price competitive. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category, although management believes that competition in the category lessened somewhat in the quarter. Lids Sports Group operated 1,054 stores at the end of the first quarter of Fiscal 2014, including 97 Lids stores in Canada and 144 Lids Locker Room and Clubhouse stores, compared to 1,001 stores at the end of the first quarter last year, including 84 Lids stores in Canada and 110 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the first quarter ended May 4, 2013 decreased 34.7% to $12.5 million compared to $19.2 million for the first quarter ended April 28, 2012. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting decreased initial mark-on related to changes in product mix and lowering of prices on "snap-back" to meet competition, and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(dollars in thousands)
Net sales	$58,425	$51,413	13.6%
Earnings from operations	$3,852	$4,009	(3.9)%
Operating margin	6.6%	7.8%

Johnston & Murphy Group net sales increased 13.6% to $58.4 million for the first quarter ended May 4, 2013 from $51.4 million for the first quarter ended April 28, 2012, reflecting primarily a 6% increase in same store sales, a 10% increase in comparable direct sales and a 7% increase in comparable sales, including both store and direct sales; a 16% increase in Johnston & Murphy wholesale sales; and a 3% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 16% in the first quarter of Fiscal 2014 while the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 69.7% of Johnston & Murphy Group's sales in the first quarter this year, down from 70.3% in the first quarter last year. The comparable sales increase reflects a 4% increase in average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes, and a 4% increase in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2014 included 157 Johnston & Murphy shops and factory stores, including five stores in Canada, compared to 152 Johnston & Murphy shops and factory stores, including one store in Canada, for the first quarter of Fiscal 2013.

Johnston & Murphy Group earnings from operations for the first quarter ended May 4, 2013 decreased 3.9% to $3.9 million compared to $4.0 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting changes in product mix and higher markdowns, and to increased expenses as a percentage of net sales, due primarily to development costs associated with the planned launch of a new line in the fall of this year.

Licensed Brands

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(dollars in thousands)
Net sales	$29,355	$31,266	(6.1)%
Earnings from operations	$2,915	$3,365	(13.4)%
Operating margin	9.9%	10.8%

Licensed Brands' net sales decreased 6.1% to $29.4 million for the first quarter ended May 4, 2013, from $31.3 million for the same period last year, reflecting a decrease in sales of Dockers Footwear, partially offset by increased sales of SureGrip Footwear. Unit sales for Dockers Footwear decreased 15% for the first quarter this year while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings from operations decreased 13.4%, from $3.4 million for the first quarter last year to $2.9 million for the first quarter this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, primarily due to increased advertising and freight expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 4, 2013 was $7.6 million compared to $12.9 million for the first quarter ended April 28, 2012. Corporate expense in the first quarter this year included $1.3 million in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. Last year's expense in the first quarter included $0.1 million in asset impairment and other charges, primarily for network intrusion expenses. Excluding the charges listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 7.0% from $1.1 million in the first quarter last year to $1.0 million for the first quarter this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 4, 2013	February 2, 2013	April 28, 2012
	(dollars in millions)
Cash and cash equivalents	$39.7	$59.8	$54.8
Working capital	$410.3	$406.2	$314.3
Long-term debt (including current portion)	$53.3	$50.7	$35.7

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $23.5 million in the first three months of Fiscal 2014 compared to $7.6 million in the first three months of Fiscal 2013. The $15.9 million increase in cash flow from operating activities from last year reflects increases in cash flow from changes in accounts payable, accounts receivable and inventory of $9.8 million, $9.5 million and $4.2 million, respectively, offset by a $10.3 million decrease in cash flow from changes in other accrued liabilities. The $9.8 million increase in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $9.5 million increase in cash flow from changes in accounts receivable was due to decreased wholesale sales in Licensed Brands in this year's first quarter compared to increased footwear wholesale sales in the first quarter last year and improved collections in Lids Team Sports. The $4.2 million increase in cash flow from inventory reflects increases in retail inventory offset by decreased inventory in the wholesale businesses. The $10.3 million decrease in cash flow from other accrued liabilities reflects decreased bonus accruals.

The $4.7 million increase in inventories at May 4, 2013 from February 2, 2013 levels reflected increased purchases in Schuh Group, Lids Sports Group and Johnston & Murphy retail, offset by decreased inventory in the wholesale businesses.

Accounts receivable at May 4, 2013 decreased $4.2 million compared to February 2, 2013, due primarily to improved collections in Lids Team Sports.

Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its Credit Facility will be sufficient to cover its working capital and capital expenditures for the foreseeable future.

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, which has a five-year term, expiring in January 2016. The Amendment raised the aggregate principal amount on the Credit Facility to $375.0 million from $300.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian sub-facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company's option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves.

In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the "UK Credit Facilities") which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires on October 31, 2015, unless the Company's Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid £2.0 million, £2.8 million and £4.5 million on the B term loan in the fourth quarter of Fiscal 2013, the second quarter of Fiscal 2013 and the fourth quarter of Fiscal 2012, respectively.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at May 4, 2013. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $11.3 million during the three months ended May 4, 2013 and $2.3 million during the three months ended April 28, 2012, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first quarter of each year.

There were $12.5 million of letters of credit outstanding, $21.2 million in UK term loans outstanding and $32.1 million revolver borrowings outstanding under the Credit Facility at May 4, 2013. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $27.5 million or 12.5% of the Loan Cap (as defined in the Credit Facility). If and during such time as Excess Availability is less than the greater of

$27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $294.0 million at May 4, 2013. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at May 4, 2013.

The Company's Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 50% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 50% of the Loan Cap but equal to or greater than 20% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent (as defined in the Credit Facility). The Company's management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2014. The Company's UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.

The Company issued a mandatory notice of redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 and on its $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The total cost of the redemption was $1.5 million. As a result, all of these preferred issues of stock were either converted to common stock or redeemed in the first quarter this year and there are no outstanding shares remaining. Therefore, there is no longer an annual dividend requirement.

The Company's contractual obligations at May 4, 2013 increased from February 2, 2013 due primarily to a $69.9 million increase in purchase obligations to $616.9 million due to seasonal increases in purchases of retail inventory.

Capital Expenditures
Total capital expenditures in Fiscal 2014 are expected to be approximately $119.3 million. These include retail capital expenditures of approximately $104.8 million to open approximately 32 Journeys stores, including 12 in Canada, 20 Journeys Kidz stores, three Shi by Journeys stores, 22 permanent Schuh stores, including four Schuh Kids stores, 15 Johnston & Murphy shops and factory stores, including two stores in Canada, and 87 Lids Sports Group stores including 37 Lids stores, with 10 stores in Canada, and 50 Lids Locker Room and Clubhouse stores, and to complete approximately 150 major store renovations. The planned amount of capital expenditures in Fiscal 2014 for wholesale operations and other purposes is approximately $14.5 million, including approximately $6.8 million for new systems to improve customer service and support the Company's growth.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2014. The approximately $7.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2014.

Common Stock Repurchases
The Company repurchased 189,300 shares of common stock during the three months ended May 4, 2013 for a total cost of $11.2 million. The Company has $47.0 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during the three months ended April 28, 2012.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million in the first quarter of Fiscal 2014 and Fiscal 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $32.1 million of outstanding revolver borrowings at a weighted average interest rate of 4.5% as of May 4, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $32.1 million revolver borrowings. The Company has $21.2 million of outstanding U.K. term loans at a weighted average interest rate of 3.44% as of May 4, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $21.2 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at May 4, 2013. As a result, the Company considers the interest rate market risk implicit in these investments at May 4, 2013 to be low.

Accounts Receivable - The Company's accounts receivable balance at May 4, 2013 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8%, another customer accounted for 7% and no other customer accounted for more than 4% of the Company's total trade receivables balance as of May 4, 2013. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at May 4, 2013, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2014 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended May 4, 2013 are included in Note 1 to the Condensed Consolidated Financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Company maintains disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company's management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of May 4, 2013. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that as od May 4,2013, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 9 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

February 2013
2-3-13 to 3-2-13	—	$—	—	$—

March 2013
3-3-13 to 3-30-13	—	$—	—	$—

April 2013
3-31-13 to 5-4-13(1)	189,300	$59.26	189,300	$46,959
3-31-13 to 5-4-13(2)	2,490	$40.00	2,490	$—

(1)
During the first quarter of Fiscal 2014, the Company repurchased, on the open market, shares of common stock under an existing $75.0 million authorization from the board of directors. As of May 4, 2013, the Company had repurchased 488,806 shares at a cost of $28.0 million.

(2)
During the first quarter of Fiscal 2014, the Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock, $2.30 Series 1 for $40 per share.

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
Date: June 13, 2013