Form 10-Q
period 2013-08-03
GENESCO INC
filed 2013-09-12
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 3, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 30, 2013, 23,978,580 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	August 3, 2013	February 2, 2013 (As restated)	July 28, 2012 (As restated)
Current Assets:
Cash and cash equivalents	$46,027	$59,795	$47,222
Accounts receivable, net of allowances of $5,048 at August 3, 2013,
$6,082 at February 2, 2013 and $6,071 at July 28, 2012	50,188	48,214	45,709
Inventories	628,074	505,344	555,626
Deferred income taxes	24,076	23,725	22,685
Prepaids and other current assets	60,867	45,193	57,990
Total current assets	809,232	682,271	729,232

Property and equipment:
Land	6,066	6,128	6,119
Buildings and building equipment	20,256	20,390	20,336
Computer hardware, software and equipment	122,203	120,757	122,881
Furniture and fixtures	155,981	148,903	137,063
Construction in progress	14,590	8,702	11,388
Improvements to leased property	322,082	318,376	305,891
Property and equipment, at cost	641,178	623,256	603,678
Accumulated depreciation	(396,589)	(381,587)	(372,150)
Property and equipment, net	244,589	241,669	231,528
Deferred income taxes	19,795	18,731	19,542
Goodwill	277,398	273,827	269,310
Trademarks, net of accumulated amortization of $3,884 at August 3,
2013, $3,350 at February 2, 2013 and $2,787 at July 28, 2012	75,815	77,408	77,768
Other intangibles, net of accumulated amortization of $18,812 at
August 3, 2013, $17,220 at February 2, 2013 and $15,406 at
July 28, 2012	10,223	11,598	13,177
Other noncurrent assets	20,297	20,568	33,203
Total Assets	$1,457,349	$1,326,072	$1,373,760

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	August 3, 2013	February 2, 2013 (As restated)	July 28, 2012 (As restated)
Current Liabilities:
Accounts payable	$244,752	$118,350	$212,938
Accrued employee compensation	49,045	55,241	42,923
Accrued other taxes	22,855	25,985	22,393
Accrued income taxes	43	2,096	2,778
Current portion – long-term debt	5,312	5,675	5,497
Other accrued liabilities	55,532	60,659	65,141
Provision for discontinued operations	7,243	7,192	7,511
Total current liabilities	384,782	275,198	359,181
Long-term debt	67,813	45,007	95,001
Pension liability	19,704	20,514	24,470
Deferred rent and other long-term liabilities	147,678	157,407	141,328
Provision for discontinued operations	4,180	4,159	4,267
Total liabilities	624,157	502,285	624,247
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,307	3,924	4,066
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 3, 2013 – 24,468,597/23,980,133
February 2, 2013 – 24,484,915/23,996,451
July 28, 2012 – 24,782,586/24,294,122	24,469	24,485	24,783
Additional paid-in capital	181,196	170,360	164,032
Retained earnings	673,939	669,189	605,190
Accumulated other comprehensive loss	(31,804)	(28,241)	(32,825)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	831,250	821,860	747,389
Noncontrolling interest – non-redeemable	1,942	1,927	2,124
Total equity	833,192	823,787	749,513
Total Liabilities and Equity	$1,457,349	$1,326,072	$1,373,760

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	August 3, 2013	July 28, 2012 (As restated)
Net sales	$574,746	$543,522	$1,166,134	$1,143,666
Cost of sales	291,938	270,463	584,889	563,701
Selling and administrative expenses	274,420	256,810	545,804	526,578
Asset impairments and other, net	(7,140)	404	(5,811)	539
Earnings from operations	15,528	15,845	41,252	52,848
Interest expense, net:
Interest expense	1,158	1,217	2,219	2,349
Interest income	(18)	(10)	(40)	(25)
Total interest expense, net	1,140	1,207	2,179	2,324
Earnings from continuing operations before income taxes	14,388	14,638	39,073	50,524
Income tax expense	5,923	4,629	16,099	18,761
Earnings from continuing operations	8,465	10,009	22,974	31,763
Provision for discontinued operations, net	125	41	224	218
Net Earnings	$8,340	$9,968	$22,750	$31,545

Basic earnings per common share:
Continuing operations	$0.36	$0.41	$0.99	$1.30
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings	$0.36	$0.41	$0.98	$1.29
Diluted earnings per common share:
Continuing operations	$0.36	$0.41	$0.97	$1.29
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings	$0.35	$0.40	$0.96	$1.28

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, except as noted)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	August 3, 2013	July 28, 2012 (As restated)
Net earnings	$8,340	$9,968	$22,750	$31,545
Other comprehensive income (loss):
Loss on foreign currency forward contract, net of tax of
$0.0 million for three and six months ended July 28, 2012	—	(9)	—	(20)
Pension liability adjustment net of tax of $0.6 million and
$1.2 million for the three and six months ended Aug. 3, 2013	916	—	1,900	—
Postretirement liability adjustment net of tax of $0.0 million
for the three and six months ended August 3, 2013	16	—	32	—
Foreign currency translation adjustments	(3,175)	(4,169)	(5,495)	161
Total other comprehensive (loss) income	(2,243)	(4,178)	(3,563)	141
Comprehensive income	$6,097	$5,790	$19,187	$31,686

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	August 3, 2013	July 28, 2012 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,340	$9,968	$22,750	$31,545
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,454	15,291	32,883	30,544
Amortization of deferred note expense and debt discount	198	198	396	396
Deferred income taxes	2,667	1,099	(2,726)	(2,510)
(Recoveries) provision for losses on accounts receivable	(443)	(592)	(636)	855
Impairment of long-lived assets	209	391	1,417	437
Restricted stock expense	2,954	2,444	5,852	4,655
Provision for discontinued operations	206	67	369	360
Tax benefit of stock options and restricted stock exercised	(3,000)	(2,340)	(3,080)	(4,666)
Other	567	281	515	639
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(5,683)	2,474	(1,533)	(2,864)
Inventories	(118,727)	(109,802)	(123,396)	(118,708)
Prepaids and other current assets	(20,286)	(15,048)	(15,811)	(17,763)
Accounts payable	104,525	55,981	122,721	64,386
Other accrued liabilities	12,733	9,934	(18,659)	(16,892)
Other assets and liabilities	(7,751)	587	(4,572)	8,093
Net cash (used in) provided by operating activities	(7,037)	(29,067)	16,490	(21,493)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,425)	(18,415)	(37,206)	(32,533)
Acquisitions, net of cash acquired	(11,006)	(10,797)	(11,006)	(10,797)
Proceeds from asset sales	60	21	60	38
Net cash used in investing activities	(30,371)	(29,191)	(48,152)	(43,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,917)	(6,404)	(3,243)	(7,597)
Borrowings under revolving credit facility	91,100	156,400	200,700	190,700
Payments on revolving credit facility	(69,400)	(84,600)	(174,600)	(123,900)
Tax benefit of stock options and restricted stock exercised	3,000	2,340	3,080	4,666
Share repurchases	(2,589)	(20,227)	(11,218)	(20,227)
Change in overdraft balances	22,808	4,058	4,487	9,612
Redemption of preferred shares	—	—	(1,462)	—
Dividends paid on non-redeemable preferred stock	—	(35)	(33)	(81)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	761	—	920	4,783
Other	1	(1)	2	—
Net cash provided by financing activities	43,764	51,531	18,633	57,956
Effect of foreign exchange rate fluctuations on cash	3	(875)	(739)	261
Net Increase (Decrease) in Cash and Cash Equivalents	6,359	(7,602)	(13,768)	(6,568)
Cash and cash equivalents at beginning of period	39,668	54,824	59,795	53,790
Cash and cash equivalents at end of period	$46,027	$47,222	$46,027	$47,222
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$891	$850	$1,762	$1,709
Income taxes	24,662	27,528	29,204	44,913
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2012 (As restated)	$4,957	$24,758	$149,479	$598,360	$(32,966)	$(17,857)	$2,249	$728,980
Net earnings (As restated)	—	—	—	112,435	—	—	—	112,435
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013 (As restated)	3,924	24,485	170,360	669,189	(28,241)	(17,857)	1,927	823,787
Net earnings (As restated)	—	—	—	22,750	—	—	—	22,750
Other comprehensive loss	—	—	—	—	(3,563)	—	—	(3,563)
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	43	877	—	—	—	—	920
Employee and non-employee restricted stock	—	—	5,852	—	—	—	—	5,852
Restricted stock issuance	—	213	(213)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and
restricted stock exercised	—	—	3,080	—	—	—	—	3,080
Shares repurchased	—	(189)	—	(11,029)	—	—	—	(11,218)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,155)	22	1,135	—	—	—	—	2
Noncontrolling interest – loss	—	—	—	—	—	—	15	15
Balance August 3, 2013	$1,307	$24,469	$181,196	$673,939	$(31,804)	$(17,857)	$1,942	$833,192

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements and notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2014 ("Fiscal 2014") and of the fiscal year ended February 2, 2013 ("Fiscal 2013"). The results of operations for any interim period are not necessarily indicative of results for the full year. As noted in the Form 8-K filed on September 12, 2013, the Company plans to file a Form 10-K/A to restate the Fiscal 2013, 2012 and 2011 Consolidated Financial Statements and a Form 10-Q/A to restate the three months ended May 4, 2013 Condensed Consolidated Financial Statements as further discussed in Note 2.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the licensed Dockers brand and other brands that the Company licenses for men's footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at August 3, 2013, the Company operated 2,488 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the six months ended August 3, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.

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

Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets. See also Notes 4 and 6.
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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million in the second quarter of Fiscal 2014 and 2013, respectively, and $0.4 million for each of the first six months of Fiscal 2014 and 2013. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 4 and 10.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At August 3, 2013, the Company had a deferred tax valuation allowance of $3.4 million.

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

The Company recorded an effective income tax rate of 41.2% in the second quarter of Fiscal 2014 compared to 31.6% for the same period last year and 41.2% and 37.1% for the first six months of Fiscal 2014 and 2013, respectively. The tax rates for Fiscal 2013 were lower due to certain state tax credits recognized last year compared to this year.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation expense related to stock options for the second quarters and first six months of Fiscal 2014 or 2013. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the second quarter of Fiscal 2014 and 2013, restricted stock expense was $3.0 million and $2.4 million, respectively. For the first six months of Fiscal 2014 and 2013, restricted stock expense was $5.9 million and $4.7 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

During the three months and six months ended August 3, 2013, the Company issued 199,392 shares of employee restricted stock at a grant date fair value of $65.11 per share which vest in four equal annual installments over a four-year term. For the three months and six months ended July 28, 2012, the Company issued 194,232 shares of employee restricted stock at a grant date fair value of $57.58 per share which vest in four equal annual installments over a four-year term. For the three and six months ended August 3, 2013, the Company issued 9,280 shares of director restricted stock at a weighted average price of $68.91 which vest on the first anniversary of the

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

grant date. For the three months and six months ended July 28, 2012, the Company issued 9,888 shares and 10,224 shares, respectively, of director restricted stock at a weighted average price of $64.70 and $65.06, respectively, which vest on the first anniversary of the grant date. An outside director can elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. During the six months ended August 3, 2013, the Company issued 4,790 shares of Retainer Stock at a grant date fair value of $59.53 per share which vest over one year. The Company did not issue any Retainer Stock for the three months ended August 3, 2013 or the three and six months ended July 28, 2012.

Cash and Cash Equivalents
Included in cash and cash equivalents at August 3, 2013, February 2, 2013 and July 28, 2012 are cash equivalents of $0.0 million, $0.2 million and $0.1 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At August 3, 2013, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At August 3, 2013, February 2, 2013 and July 28, 2012, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $40.6 million, $36.1 million and $48.6 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and two other customers each accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of August 3, 2013.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $21.0 million, $20.0 million and $18.4 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively, and deferred rent of $39.4 million, $37.9 million and $35.8 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Sheets include goodwill of $180.0 million for the Lids Sports Group, $96.6 million for the Schuh Group and $0.8 million for Licensed Brands at August 3, 2013, $172.3 million for the Lids Sports
Group, $100.7 million for the Schuh Group and $0.8 million for Licensed Brands at February 2, 2013 and $168.5 million for the Lids Sports Group, $100.0 million for the Schuh Group and $0.8 million for Licensed Brands at July 28, 2012.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 3, 2013 and February 2, 2013 are:

Fair Values
In thousands	August 3, 2013		February 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$53,800	$53,969	$27,700	$27,742
UK Term Loans	19,325	19,333	22,982	22,982

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 as defined in Note 6.

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.2 million and $1.8 million for the second quarters of Fiscal 2014 and 2013, respectively, and $4.2 million and $3.8 million for the first six months of Fiscal 2014 and 2013, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.2 million and $0.1 million for the second quarter of Fiscal 2014 and 2013, respectively, and $0.1 million and $0.2 million for the first six months of Fiscal 2014 and 2013, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $11.2 million, $13.1 million and $9.4 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $11.2 million and $10.4 million for the second quarters of Fiscal 2014 and 2013, respectively, and $23.9 million and $21.1 million for the first six months of Fiscal 2014 and 2013, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months.
The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.4 million, $1.4 million and $1.7 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.8 million and $0.7 million for the second quarters of Fiscal 2014 and 2013, respectively, and $1.8 million and $1.7 million for the first six months of Fiscal 2014 and 2013, respectively. During the first six months of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million for each of the second quarters of Fiscal 2014 and 2013, and $1.2 million and $1.6 million for the first six months of Fiscal 2014 and 2013, respectively. During the first six months of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 3, 2013 consisted of $24.1 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a cumulative foreign currency translation adjustment of $7.4 million.

The following table summarizes the components of accumulated other comprehensive income for the six months ended August 3, 2013:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 2, 2013	$(1,931)	$(26,310)	$(28,241)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(5,495)	—	(5,495)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	3,188	3,188
Amortization reclassified from AOCI, before tax	—	3,188	3,188
Income tax expense (2)	—	1,256	1,256
Current period other comprehensive (loss) income, net of tax	(5,495)	1,932	(3,563)
Balance August 3, 2013	$(7,426)	$(24,378)	$(31,804)

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

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements

The Company intends to restate its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011 and its Condensed Consolidated Financial Statements for the three month periods ended May 4, 2013 and April 28, 2012. This report on Form 10-Q includes restated Condensed Consolidated Financial Statements for the three and six months ended July 28, 2012.

Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of a review of this treatment, the Company has determined that the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined.

Following is a summary of the expected effects of these changes on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for Fiscal 2013, 2012 and 2011; and on the Company's Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows for the three months ended May 4, 2013, three months ended April 28, 2012 and the three and six months ended July 28, 2012. The corrections have no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the year ended February 2, 2013
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Consolidated Balance Sheets
Deferred income taxes	$26,448	$(7,717)	$18,731
Total assets	1,333,789	(7,717)	1,326,072
Accrued employee compensation	55,078	163	55,241
Accrued other taxes	27,004	(1,019)	25,985
Total current liabilities	276,054	(856)	275,198
Deferred rent and other long-term liabilities	177,537	(20,130)	157,407
Total liabilities	523,271	(20,986)	502,285
Retained earnings	655,920	13,269	669,189
Total Genesco equity	808,591	13,269	821,860
Total equity	810,518	13,269	823,787
Total liabilities and equity	1,333,789	(7,717)	1,326,072
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$1,306,470	$(270)	$1,306,200
Selling and administrative expenses	1,113,340	(1,623)	1,111,717
Earnings from operations	167,970	1,893	169,863
Earnings from continuing operations before income taxes	162,939	1,893	164,832
Income tax expense	51,941	(6)	51,935
Earnings from continuing operations	110,998	1,899	112,897
Net earnings	110,536	1,899	112,435
Comprehensive Income	115,261	1,899	117,160
Basic EPS - continuing operations	4.70	0.08	4.78
Basic EPS - net earnings	4.68	0.08	4.76
Diluted EPS - continuing operations	4.62	0.07	4.69
Diluted EPS - net earnings	4.60	0.08	4.68
Consolidated Statements of Cash Flows
Net earnings	$110,536	$1,899	$112,435
Deferred income taxes	(17,831)	213	(17,618)
Other accrued liabilities	(6,908)	284	(6,624)
Other assets and liabilities	51,739	(2,396)	49,343

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the year ended January 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Consolidated Balance Sheets
Deferred income taxes	$28,152	$(7,504)	$20,648
Total assets	1,237,265	(7,504)	1,229,761
Accrued employee compensation	53,029	(300)	52,729
Accrued other taxes	26,293	(1,059)	25,234
Accrued income taxes	16,390	219	16,609
Total current liabilities	304,462	(1,140)	303,322
Deferred rent and other long-term liabilities	156,794	(17,734)	139,060
Total liabilities	519,655	(18,874)	500,781
Retained earnings	586,990	11,370	598,360
Total Genesco equity	715,361	11,370	726,731
Total equity	717,610	11,370	728,980
Total liabilities and equity	1,237,265	(7,504)	1,229,761
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$1,144,281	$(649)	$1,143,632
Selling and administrative expenses	1,001,159	(16,966)	984,193
Earnings from operations	143,870	17,615	161,485
Earnings from continuing operations before income taxes	138,778	17,615	156,393
Income tax expense	55,794	7,148	62,942
Earnings from continuing operations	82,984	10,467	93,451
Net earnings	81,959	10,467	92,426
Comprehensive Income	73,298	10,467	83,765
Basic EPS - continuing operations	3.56	0.33	3.89
Basic EPS - net earnings	3.52	0.32	3.84
Diluted EPS - continuing operations	3.48	0.35	3.83
Diluted EPS - net earnings	3.43	0.36	3.79
Consolidated Statements of Cash Flows
Net earnings	$81,959	$10,467	$92,426
Deferred income taxes	2,732	6,929	9,661
Other accrued liabilities	9,046	338	9,384
Other assets and liabilities	23,270	(17,734)	5,536

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the year ended January 29, 2011
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Consolidated Balance Sheets
Deferred income taxes	$19,130	$(575)	$18,555
Total current assets	513,055	(575)	512,480
Total assets	961,082	(575)	960,507
Accrued employee compensation	38,188	(1,381)	36,807
Accrued other taxes	17,289	(97)	17,192
Total current liabilities	234,363	(1,478)	232,885
Total liabilities	334,261	(1,478)	332,783
Retained earnings	505,224	903	506,127
Total Genesco equity	624,318	903	625,221
Total equity	626,821	903	627,724
Total liabilities and equity	961,082	(575)	960,507
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$891,764	$(76)	$891,688
Selling and administrative expenses	803,425	$(1,069)	802,356
Earnings from operations	86,083	1,145	87,228
Earnings from continuing operations before income taxes	84,961	1,145	86,106
Income tax expense	30,414	448	30,862
Earnings from continuing operations	54,547	697	55,244
Net earnings	53,211	697	53,908
Comprehensive Income	57,710	697	58,407
Basic EPS - continuing operations	2.34	(0.04)	2.30
Basic EPS - net earnings	2.28	(0.04)	2.24
Diluted EPS - continuing operations	2.29	(0.02)	2.27
Diluted EPS - net earnings	2.24	(0.02)	2.22
Consolidated Statements of Cash Flows
Net earnings	$53,211	$697	$53,908
Deferred income taxes	(11,866)	448	(11,418)
Other accrued liabilities	41,597	(1,145)	40,452

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the three months ended May 4, 2013
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$28,469	$(5,145)	$23,324
Total assets	1,307,219	(5,145)	1,302,074
Accrued employee compensation	25,229	(1,139)	24,090
Accrued other taxes	21,726	(858)	20,868
Total current liabilities	247,109	(1,997)	245,112
Deferred rent and other long-term liabilities	170,174	(12,445)	157,729
Total liabilities	489,307	(14,442)	474,865
Retained earnings	663,240	9,297	672,537
Total Genesco equity	816,078	9,297	825,375
Total equity	817,912	9,297	827,209
Total liabilities and equity	1,307,219	(5,145)	1,302,074
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$292,777	$174	$292,951
Selling and administrative expenses	265,014	6,370	271,384
Earnings from operations	32,268	(6,544)	25,724
Earnings from continuing operations before income taxes	31,229	(6,544)	24,685
Income tax expense	12,748	(2,572)	10,176
Earnings from continuing operations	18,481	(3,972)	14,509
Net earnings	18,382	(3,972)	14,410
Comprehensive Income	17,062	(3,972)	13,090
Basic EPS - continuing operations	0.79	(0.17)	0.62
Basic EPS - net earnings	0.79	(0.17)	0.62
Diluted EPS - continuing operations	0.78	(0.17)	0.61
Diluted EPS - net earnings	0.77	(0.16)	0.61
Condensed Consolidated Statements of Cash Flows
Net earnings	$18,382	$(3,972)	$14,410
Deferred income taxes	(2,821)	(2,572)	(5,393)
Other accrued liabilities	(30,251)	(1,141)	(31,392)
Other assets and liabilities	(4,506)	7,685	3,179

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the three months ended April 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$28,813	$(7,756)	$21,057
Total assets	1,260,373	(7,756)	1,252,617
Accrued employee compensation	40,009	(6,807)	33,202
Accrued other taxes	22,745	(1,198)	21,547
Total current liabilities	299,235	(8,005)	291,230
Deferred rent and other long-term liabilities	156,307	(12,084)	144,223
Total liabilities	508,603	(20,089)	488,514
Retained earnings	607,558	12,333	619,891
Total Genesco equity	749,568	12,333	761,901
Total equity	751,770	12,333	764,103
Total liabilities and equity	1,260,373	(7,756)	1,252,617
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$293,480	$(242)	293,238
Selling and administrative expenses	270,522	(754)	269,768
Earnings from operations	36,007	996	37,003
Earnings from continuing operations before income taxes	34,890	996	35,886
Income tax expense	14,099	33	14,132
Earnings from continuing operations	20,791	963	21,754
Net earnings	20,614	963	21,577
Comprehensive Income	24,933	963	25,896
Basic EPS - continuing operations	0.88	0.01	0.89
Basic EPS - net earnings	0.87	0.01	0.88
Diluted EPS - continuing operations	0.86	0.02	0.88
Diluted EPS - net earnings	0.85	0.02	0.87
Condensed Consolidated Statements of Cash Flows
Net earnings	$20,614	$963	$21,577
Deferred income taxes	(3,861)	252	(3,609)
Other accrued liabilities	(19,961)	(6,865)	(26,826)
Other assets and liabilities	1,856	5,650	7,506

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the three months Ended July 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$26,740	$(7,198)	$19,542
Total assets	1,380,958	(7,198)	1,373,760
Accrued employee compensation	50,587	(7,664)	42,923
Accrued other taxes	23,436	(1,043)	22,393
Total current liabilities	367,888	(8,707)	359,181
Deferred rent and other long-term liabilities	151,600	(10,272)	141,328
Total liabilities	643,226	(18,979)	624,247
Retained earnings	593,409	11,781	605,190
Total Genesco equity	735,608	11,781	747,389
Total equity	737,732	11,781	749,513
Total liabilities and equity	1,380,958	(7,198)	1,373,760
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$270,500	$(37)	$270,463
Selling and administrative expenses	255,663	1,147	256,810
Earnings from operations	16,955	(1,110)	15,845
Earnings from continuing operations before income taxes	15,748	(1,110)	14,638
Income tax expense	5,187	(558)	4,629
Earnings from continuing operations	10,561	(552)	10,009
Net earnings	10,520	(552)	9,968
Comprehensive Income	6,342	(552)	5,790
Basic EPS - continuing operations	0.44	(0.03)	0.41
Basic EPS - net earnings	0.44	(0.03)	0.41
Diluted EPS - continuing operations	0.44	(0.03)	0.41
Diluted EPS - net earnings	0.43	(0.03)	0.40
Condensed Consolidated Statements of Cash Flows
Net earnings	$10,520	$(552)	$9,968
Deferred income taxes	1,657	(558)	1,099
Other accrued liabilities	10,636	(702)	9,934
Other assets and liabilities	(1,225)	1,812	587

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the six months ended July 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$26,740	$(7,198)	$19,542
Total assets	1,380,958	(7,198)	1,373,760
Accrued employee compensation	50,587	(7,664)	42,923
Accrued other taxes	23,436	(1,043)	22,393
Total current liabilities	367,888	(8,707)	359,181
Deferred rent and other long-term liabilities	151,600	(10,272)	141,328
Total liabilities	643,226	(18,979)	624,247
Retained earnings	593,409	11,781	605,190
Total Genesco equity	735,608	11,781	747,389
Total equity	737,732	11,781	749,513
Total liabilities and equity	1,380,958	(7,198)	1,373,760
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$563,980	$(279)	$563,701
Selling and administrative expenses	526,185	393	526,578
Earnings from operations	52,962	(114)	52,848
Earnings from continuing operations before income taxes	50,638	(114)	50,524
Income tax expense	19,286	(525)	18,761
Earnings from continuing operations	31,352	411	31,763
Net earnings	31,134	411	31,545
Comprehensive Income	31,275	411	31,686
Basic EPS - continuing operations	1.32	(0.02)	1.30
Basic EPS - net earnings	1.31	(0.02)	1.29
Diluted EPS - continuing operations	1.29	0.00	1.29
Diluted EPS - net earnings	1.29	(0.01)	1.28
Condensed Consolidated Statements of Cash Flows
Net earnings	$31,134	$411	$31,545
Deferred income taxes	(2,204)	(306)	(2,510)
Other accrued liabilities	(9,325)	(7,567)	(16,892)
Other assets and liabilities	631	7,462	8,093

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Aug. 3, 2013	Feb. 2, 2013	Aug. 3, 2013	Feb. 2, 2013	Aug. 3, 2013	Feb. 2, 2013	Aug. 3, 2013	Feb. 2, 2013
Gross other intangibles	$12,805	$12,584	$14,079	$14,116	$2,151	$2,118	$29,035	$28,818
Accumulated amortization	(11,337)	(10,800)	(6,282)	(5,312)	(1,193)	(1,108)	(18,812)	(17,220)
Net Other Intangibles	$1,468	$1,784	$7,797	$8,804	$958	$1,010	$10,223	$11,598

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million and $0.9 million for the second quarters of Fiscal 2014 and 2013, respectively, and $1.6 million and $1.7 million for the first six months of Fiscal 2014 and 2013, respectively. The amortization of intangibles, including trademarks, are expected to be $3.2 million, $2.8 million, $2.0 million, $1.6 million and $1.0 million for Fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

Note 4
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

The Company recorded a pretax gain of $(7.1) million in the second quarter of Fiscal 2014, including an $(8.3) million gain on a lease termination of a New York City Journeys store, partially offset by a $0.5 million charge for other legal matters, a $0.4 million charge for network intrusion expenses and a $0.2 million charge for retail store asset impairments. The Company recorded a pretax gain of $(5.8) million in the first six months of Fiscal 2014, including an $(8.3) million gain on the lease termination, partially offset by charges of $1.4 million for retail store asset impairments, $0.6 million for network intrusion expenses and $0.5 million for other legal matters.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Asset Impairments and Other Charges and Discontinued Operations, Continued

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2012	$12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013	11,351
Additional provision Fiscal 2014	369
Charges and adjustments, net	(297)
Balance August 3, 2013*	11,423
Current provision for discontinued operations	7,243
Total Noncurrent Provision for Discontinued Operations	$4,180

*Includes a $11.9 million environmental provision, including $7.8 million in current provision for discontinued operations.

Note 5
Inventories

In thousands	August 3, 2013	February 2, 2013
Raw materials	$25,149	$24,223
Wholesale finished goods	58,817	57,161
Retail merchandise	544,108	423,960
Total Inventories	$628,074	$505,344

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

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of August 3, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2013	$191	$—	$—	$191	$1,208
Measured as of August 3, 2013	$93	$—	$—	$93	$209
Sub-total asset impairment YTD					$1,417

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.2 million and $1.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and six months ended August 3, 2013. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Service cost	$88	$88	$113	$89
Interest cost	1,145	1,239	43	39
Expected return on plan assets	(1,663)	(1,750)	—	—
Amortization:
Prior service cost	—	1	—	—
Losses	1,512	1,478	26	21
Net amortization	1,512	1,479	26	21
Net Periodic Benefit Cost	$1,082	$1,056	$182	$149

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Service cost	$176	$176	$226	$178
Interest cost	2,293	2,483	86	78
Expected return on plan assets	(3,328)	(3,504)	—	—
Amortization:
Prior service cost	—	2	—	—
Losses	3,136	3,076	52	42
Net amortization	3,136	3,078	52	42
Net Periodic Benefit Cost	$2,277	$2,233	$364	$298

There is no cash contribution required for the Plan in 2013.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity

Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares Outstanding		Amounts in Thousands		Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			August 3, 2013	February 2, 2013	August 3, 2013	February 2, 2013
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	16,203	$—	$648.83			1
$4.75 Series 3	40,449		—	7,398	—	740	2.11		2
$4.75 Series 4	53,764		—	3,247	—	325	1.52		1
Series 6	800,000		—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	30,067	—	902			1
			—	56,915	—	2,615
Employees’ Subordinated Convertible Preferred	5,000,000		46,132	46,852	1,384	1,405	1.00	***	1
Stated Value of Issued Shares					1,384	4,020
Employees’ Preferred Stock Purchase Accounts					(77)	(96)
Total Non-Redeemable Preferred Stock					$1,307	$3,924

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 28, 2012	3,621	1,437	(101)	4,957
Other stock conversions	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(21)	19	(1,155)
Balance August 3, 2013	$—	$1,384	$(77)	$1,307

Subordinated Serial Preferred Stock (Cumulative):

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 during the first quarter of Fiscal 2014. The Series 1 preferred stock was redeemed at $40 per share plus accumulated dividends. For the first quarter of Fiscal 2014, 13,713 shares of Series 1 preferred stock were converted to common stock and 2,490 shares of Series 1 preferred stock were redeemed. The Series 3 and 4 preferred stocks were redeemed at $100 per share plus accumulated dividends. For the first quarter of Fiscal 2014, 6,046 shares of Series 3 preferred stock were converted to common stock and 1,352 shares of Series 3 preferred stock were redeemed. For the first quarter of Fiscal 2014, 3,247 shares of Series 4 preferred stock were redeemed. The total cost of the redemption for Series 1, 3 and 4 preferred stock was $0.6 million.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity, Continued

$1.50 Subordinated Cumulative Preferred Stock:

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The $1.50 Subordinated Cumulative Preferred Stock was redeemed at $30 per share plus accumulated dividends. For the first quarter of Fiscal 2014, 30,067 shares of $1.50 Subordinated Cumulative Preferred Stock were redeemed. The total cost of the redemption for the $1.50 Subordinated Cumulative Preferred Stock was $0.9 million.

Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
				(As restated)
	August 3, 2013			July 28, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$8,465			$10,009

Less: Preferred stock dividends and income from participating securities	—			(320)

Basic EPS from continuing operations
Income available to
common shareholders	8,465	23,274	$0.36	9,689	23,743	$.41

Effect of Dilutive Securities from continuing operations

Plus: Income from participating securities	—			2
Options/Restricted Stock		203			124
Convertible preferred stock(1)	—	—		—	—
Employees' preferred stock(2)		46			48

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$8,465	23,523	$0.36	$9,691	23,915	$.41

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of August 3, 2013. Therefore, convertible preferred stocks were not included in diluted earnings per share for the three months ended August 3, 2013. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1, 3 and 4 preferred stocks for the three months ended July 28, 2012. Therefore, conversion of the convertible preferred stock for the three months ended July 28, 2012 was not reflected in diluted earnings per share because it would have been antidilutive.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the second quarter ended August 3, 2013 and July 28, 2012.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
				(As restated)
	August 3, 2013			July 28, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$22,974			$31,763

Less: Preferred stock dividends and income from participating securities	(33)			(1,059)

Basic EPS from continuing operations
Income available to
common shareholders	22,941	23,284	$0.99	30,704	23,652	$1.30

Effect of Dilutive Securities from continuing operations

Plus: Income from participating securities	—			9
Options/Restricted Stock		297			157
Convertible preferred stock(1)	—	—		21	18
Employees' preferred stock(2)		46			48

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$22,941	23,627	$0.97	$30,734	23,875	$1.29

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of August 3, 2013. Therefore, convertible preferred stocks were not included in diluted earnings per share for the six months ended August 3, 2013. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 3 preferred stock for the six months ended July 28, 2012. Therefore, conversion of Series 3 preferred shares was included in diluted earnings per share for the six months ended July 28, 2012. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was higher than basic earnings per share for Series 1 and 4 preferred stocks for the six months ended July 28, 2012. Therefore, conversion of the Series 1 and 4 convertible preferred stocks for the six months ended July 28, 2012 were not reflected in diluted earnings per share because it would have been antidilutive.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the six months ended August 3, 2013 and July 28, 2012.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share, Continued

The Company repurchased 189,300 shares of common stock during the six months ended August 3, 2013 for $11.2 million. The Company has $47.0 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 346,398 shares during the six months ended July 28, 2012 for a total cost of 20.8 million.

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
Legal Proceedings, Continued

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of August 3, 2013, $11.9 million as of February 2, 2013 and $12.3 million as of July 28, 2012. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million reflected in the second quarters of Fiscal 2014 and 2013, respectively, and $0.4 million for each of the first six months of Fiscal 2014 and 2013. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Legal Proceedings, Continued

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company and plaintiffs' counsel have reached an agreement in principle, subject to documentation and to approval by the court, to resolve the matter. The Company does not expect the matter to have a material effect on its financial condition or results of operations.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc. in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. The Company disputes the material allegations in the complaint and is defending the matter.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information

During the six months ended August 3, 2013 and July 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Three Months Ended
August 3, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$222,471	$82,109	$192,779	$53,258	$23,896	$583	$575,096
Intercompany Sales	—	—	(323)	—	(27)	—	(350)
Net sales to external customers	$222,471	$82,109	$192,456	$53,258	$23,869	$583	$574,746
Segment operating income (loss)	$1,717	$(1,433)	$12,725	$1,751	$1,471	$(7,843)	$8,388
Asset impairments and other*	—	—	—	—	—	7,140	7,140
Earnings (loss) from operations	1,717	(1,433)	12,725	1,751	1,471	(703)	15,528
Interest expense	—	—	—	—	—	(1,158)	(1,158)
Interest income	—	—	—	—	—	18	18
Earnings (loss) from continuing operations before income taxes	$1,717	$(1,433)	$12,725	$1,751	$1,471	$(1,843)	$14,388
Total assets**	$352,135	$228,520	$575,096	$103,384	$37,943	$160,271	$1,457,349
Depreciation and amortization	4,691	2,675	6,806	973	126	1,183	16,454
Capital expenditures	5,680	3,331	6,769	2,373	388	884	19,425

*Asset impairments and other includes a $0.2 million charge for asset impairments, of which $0.2 million is in the Lids Sports Group, a $0.4 million charge for network intrusion expenses, a $0.5 million charge for other legal matters and a gain of $(8.3) million for the lease termination of a New York City Journeys store.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $180.0 million, $96.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $4.1 million from February 2, 2013 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $7.7 million added since February 2, 2013 from a small acquisition.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Three Months Ended
July 28, 2012 (As restated)	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$209,439	81,156	$182,598	$48,286	$22,307	$513	$544,299
Intercompany Sales	—	—	(719)	(7)	(51)	—	(777)
Net sales to external customers	$209,439	$81,156	$181,879	$48,279	$22,256	$513	$543,522
Segment operating income (loss)	$2,352	$192	$19,980	$1,805	$1,430	$(9,510)	$16,249
Asset impairments and other*	—	—	—	—	—	(404)	(404)
Earnings (loss) from operations	2,352	192	19,980	1,805	1,430	(9,914)	15,845
Interest expense	—	—	—	—	—	(1,217)	(1,217)
Interest income	—	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$2,352	$192	$19,980	$1,805	$1,430	$(11,121)	$14,638
Total assets**	$336,788	$221,257	$527,555	$84,353	$32,906	$170,901	$1,373,760
Depreciation and amortization	4,987	2,531	6,198	918	82	575	15,291
Capital expenditures	4,656	5,322	5,271	1,704	527	935	18,415

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Six Months Ended
August 3, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$479,614	$150,432	$370,887	$111,683	$53,337	$820	$1,166,773
Intercompany Sales	—	—	(526)	—	(113)	—	(639)
Net sales to external customers	$479,614	$150,432	$370,361	$111,683	$53,224	$820	$1,166,134
Segment operating income (loss)	$23,930	$(6,076)	$23,521	5,599	4,392	$(15,925)	$35,441
Asset impairments and other*	—	—	—	—	—	5,811	5,811
Earnings (loss) from operations	23,930	(6,076)	23,521	5,599	4,392	(10,114)	41,252
Interest expense	—	—	—	—	—	(2,219)	(2,219)
Interest income	—	—	—	—	—	40	40
Earnings (loss) from continuing operations before income taxes	$23,930	$(6,076)	$23,521	$5,599	$4,392	$(12,293)	$39,073
Total assets**	$352,135	$228,520	$575,096	$103,384	$37,943	$160,271	$1,457,349
Depreciation and amortization	9,641	5,384	13,778	1,953	252	1,875	32,883
Capital expenditures	10,719	6,123	14,044	4,323	686	1,311	37,206

*Asset impairments and other includes a $1.4 million charge for asset impairments, of which $1.1 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, a $0.6 million charge for network intrusion expenses, a $0.5 million charge for other legal matters and a gain of $(8.3) million for the lease termination of a New York City Journeys store.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $180.0 million, $96.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $4.1 million from February 2, 2013 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $7.7 million added since February 2, 2013 from a small acquisition.

Genesco Inc.
and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Six Months Ended
July 28, 2012 (As restated)	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	473,279	151,468	365,973	99,699	53,650	690	$1,144,759
Intercompany Sales	—	—	(958)	(7)	(128)	—	(1,093)
Net sales to external customers	$473,279	$151,468	$365,015	$99,692	$53,522	$690	$1,143,666
Segment operating income (loss)	29,195	(1,889)	38,728	5,801	4,799	(23,247)	$53,387
Asset impairments and other*	—	—	—	—	—	(539)	(539)
Earnings (loss) from operations	29,195	(1,889)	38,728	5,801	4,799	(23,786)	52,848
Interest expense	—	—	—	—	—	(2,349)	(2,349)
Interest income	—	—	—	—	—	25	25
Earnings (loss) from continuing operations before income taxes	$29,195	$(1,889)	$38,728	$5,801	$4,799	$(26,110)	$50,524
Total assets**	$336,788	$221,257	$527,555	$84,353	$32,906	$170,901	$1,373,760
Depreciation and amortization	9,957	4,773	12,707	1,811	158	1,138	30,544
Capital expenditures	8,815	7,895	9,772	3,575	582	1,894	32,533

*Asset impairments and other includes a $0.4 million charge for asset impairments, of which $0.3 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and $0.1 million of network intrusion costs.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.5 million, $100.0 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $0.1 million from January 28, 2012 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $9.4 million of additions since January 28, 2012 from small acquisitions.

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

•	Other risk factors described in our Annual Report on form 10-K for the fiscal year ended February 2, 2013 and other Filings with the Securities and Exchange Commission (the "SEC").

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy® brand, the licensed Dockers® brand, and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) e-commerce business and (iv) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at August 3, 2013, the Company operated 2,488 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the six months ended August 3, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,125 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of August 3, 2013, the Company has opened four Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 1,100 square feet. As of August 3, 2013, the Schuh Group currently operates two footwear concessions in Republic apparel stores in the United Kingdom averaging approximately 1,375 square feet, both of which the group expects to close by the end of the current fiscal year, and also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,175 square feet in malls and other locations primarily in the United States. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, luggage and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of August 3, 2013, Johnston & Murphy operates seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through an e-commerce operation and a direct-to-consumer catalog. In addition, Johnston & Murphy shoes are also distributed through the Company's wholesale operations to better department and independent specialty stores.

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

Summary of Results of Operations
The Company's net sales increased 5.7% during the second quarter of Fiscal 2014 compared to the same quarter of Fiscal 2013. The increase reflected a 6% increase in each of the Journeys Group and Lids Sports Group sales, a 10% increase in the Johnston & Murphy Group sales, a 7% increase in Licensed Brands sales and a 1% increase in Schuh Group sales. Gross margin as a percentage of net sales decreased to 49.2% during the second quarter of Fiscal 2014, compared to 50.2% for the same period last year, reflecting decreased gross margin as a percentage of net sales in the Schuh Group and Lids Sports Group, offset slightly by increased gross margins in the Journeys Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses increased as a percentage of net sales during the second quarter of Fiscal 2014, reflecting increases as a percentage of net sales in Journeys Group, Schuh Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in the Schuh Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands, offset slightly by increased earnings from operations as a percentage of net sales in the Journeys Group.

Significant Developments

Restatement of Previously Issued Financial Statements
The Company intends to restate its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011 and its Condensed Consolidated Financial Statements for the three month periods ended May 4, 2013 and April 28, 2012. This report includes restated Condensed Consolidated Financial Statements for the three and six months ended July 28, 2012.

Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of a review of this treatment, the Company has determined that the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined. The corrections have no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented. See Note 2 in the Condensed Consolidated Financial Statements for additional information on the restatement. The results of Fiscal 2013 have been restated in the results of operations discussion below.

Asset Impairment and Other Charges
The Company recorded a pretax gain of $(7.1) million in the second quarter of Fiscal 2014, including an $(8.3) million gain on a lease termination of a New York City Journeys store, partially offset by a $0.5 million charge for other legal matters, a $0.4 million charge for network intrusion expenses and a $0.2 million charge for retail store asset impairments. The Company recorded a pretax gain of $(5.8) million in the first six months of Fiscal 2014, including an $(8.3) million gain on the lease termination, partially offset by charges of $1.4 million for retail store asset impairments, $0.6 million for network intrusion expenses and $0.5 million for other legal matters.

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

Results of Operations - Second Quarter Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the second quarter ended August 3, 2013 increased 5.7% to $574.7 million from $543.5 million in the second quarter ended July 28, 2012, reflecting increased net sales in all of the Company's business units, partially offset by a 2% decrease in comparable sales. Gross margin increased 3.6% to $282.8 million in the second quarter this year from $273.1 million in the same period last year but decreased as a percentage of net sales from 50.2% to 49.2%, reflecting decreased gross margin as a percentage of net sales in the Schuh Group and Lids Sports Group, offset slightly by increased gross margin as a percentage of net sales in the Journeys Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the second quarter this year increased 6.9% over the second quarter last year and increased as a percentage of net sales from 47.2% to 47.7% due to increased expenses in all business units. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended August 3, 2013 were $14.4 million compared to $14.6 million for the second quarter ended July 28, 2012. Pretax earnings for the second quarter ended August 3, 2013 included asset impairment and other charges of a $(7.1) million gain primarily for a gain on a lease termination of a New York City Journeys store, partially offset by other legal matters, network intrusion expenses and retail store asset impairments and $2.8 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the second quarter ended July 28, 2012 included asset impairment and other charges of $0.4 million, primarily for retail store asset impairments and $2.9 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the second quarter ended August 3, 2013 were $8.3 million ($0.35 diluted earnings per share) compared to $10.0 million ($0.40 diluted earnings per share) for the second quarter ended July 28, 2012. The Company recorded an effective income tax rate of 41.2% in the second quarter this year compared to 31.6% in the same period last year. Last year's tax rate is lower due to certain state tax credits recognized last year.

Journeys Group

	Three Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$222,471	$209,439	6.2%
Earnings from operations	$1,717	$2,352	(27.0)%
Operating margin	0.8%	1.1%

Net sales from Journeys Group increased 6.2% to $222.5 million for the second quarter ended August 3, 2013 compared to $209.4 million for the same period last year. The increase reflects a shift in back-to-school sales from the third quarter last year to the second quarter this year and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four), partially offset by a 1% decrease in comparable sales which includes a 1% decrease in same store sales and a 21% increase in comparable direct sales. The comparable sales decrease reflected a 4% decrease in footwear unit sales while the average price per pair of shoes increased 3%. Journeys Group operated 1,159 stores at the end of the second quarter of Fiscal 2014, including 163 Journeys Kidz stores, 51 Shi by Journeys stores, 123 Underground by Journeys stores and 29 Journeys stores in Canada, compared to 1,147 stores at the end of the second quarter last year, including 152 Journeys Kidz stores, 52 Shi by Journeys stores, 133 Underground by Journeys stores and 20 Journeys stores in Canada.

Journeys Group earnings from operations for the second quarter ended August 3, 2013 decreased 27.0% to $1.7 million compared to $2.4 million for the second quarter ended July 28, 2012. The decrease was primarily due to increased bonus expense.

Schuh Group

	Three Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$82,109	$81,156	1.2%
(Loss) earnings from operations	$(1,433)	$192	NM
Operating margin	(1.7)%	0.2%

Net sales from the Schuh Group increased 1.2% to $82.1 million for the second quarter ended August 3, 2013, compared to $81.2 million for the second quarter ended July 28, 2012. The increase reflects primarily a 14% increase in average Schuh stores operated offset by a $1.7 million decrease in sales from changes in exchange rates and a 7% decrease in comparable sales, which includes an 8% decrease in same store sales and a 1% decrease in comparable direct sales. Schuh Group operated 95 stores, including four Schuh Kids stores and two concessions at the end of the second quarter of Fiscal 2014, compared to 69 stores and 14 concessions at the end of the second quarter of Fiscal 2013. The Schuh Group expects to exit the remaining two concessions it currently operates in Republic stores in the U.K. by the end of this fiscal year.

Schuh Group loss from operations was ($1.4) million for the three months ended August 3, 2013 compared to income of $0.2 million for the three months ended July 28, 2012. The loss included $2.8 million in the second quarter this year and $2.9 million in the second quarter last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $2.3 million this year and $2.8 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decreases in deferred purchase price expense and contingent bonus expense this year were offset by decreased gross margin and increased expenses due to new store openings and increased expenses as a percentage of net sales due to negative leverage from the decline in comparable sales. The decreased gross margin reflected increased promotional activity as a result of more discounted summer sale inventory in the second quarter this year compared to last year.

Lids Sports Group

	Three Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$192,456	$181,879	5.8%
Earnings from operations	$12,725	$19,980	(36.3)%
Operating margin	6.6%	11.0%

Net sales from Lids Sports Group increased 5.8% to $192.5 million for the second quarter ended August 3, 2013, compared to $181.9 million for the same period last year, reflecting primarily a 5% increase in average Lids Sports Group stores operated partially offset by a 3% decrease in comparable sales, which includes a 4% decrease in same store sales and a 25% increase in comparable direct sales. The comparable sales decrease reflected a 5% decrease in average price per hat for the second quarter this year as "snap-back" hats are a lower priced item than fitted fashion hats and "snap-back" styles are becoming more price competitive. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category, although management believes that competition in the category lessened somewhat during the quarter. There was a 2% increase in comparable store hat units sold, primarily due to increases in the fashion hat business. Lids Sports Group operated 1,071 stores at the end of the second quarter of Fiscal 2014, including 98 Lids stores in Canada and 157 Lids Locker Room and Clubhouse stores, compared to 1,021 stores at the end of the second quarter last year, including 90 Lids stores in Canada and 122 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the second quarter ended August 3, 2013 decreased 36.3% to $12.7 million compared to $20.0 million for the second quarter ended July 28, 2012. The decrease was due to decreased gross margin as a percentage of net sales, reflecting promotional pricing, and increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Three Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$53,258	$48,279	10.3%
Earnings from operations	$1,751	$1,805	(3.0)%
Operating margin	3.3%	3.7%

Johnston & Murphy Group net sales increased 10.3% to $53.3 million for the second quarter ended August 3, 2013 from $48.3 million for the second quarter ended July 28, 2012, reflecting primarily a 6% increase in same store sales, a 12% increase in comparable direct sales and a 7% increase in comparable sales, including both store and direct sales; a 13% increase in Johnston & Murphy wholesale sales; and a 5% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 9% in the second quarter of Fiscal 2014 and the average price per pair of shoes increased 3% for the same period. Retail operations accounted for 71.0% of Johnston & Murphy Group's sales in the second quarter this year, down from 71.6% in the second quarter last year. The comparable sales increase reflects a 5% increase in average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes, and a 2% increase in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2014 included 163 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 153 Johnston & Murphy shops and factory stores, including two stores in Canada, for the second quarter of Fiscal 2013.

Johnston & Murphy Group earnings from operations for the second quarter ended August 3, 2013 decreased 3.0% to $1.75 million compared to $1.81 million for the same period last year, primarily due to increased expenses as a percentage of net sales, due primarily to development costs associated with the planned launch of a new line in the fall of this year and higher bonus accruals.

Licensed Brands

	Three Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$23,869	$22,256	7.2%
Earnings from operations	$1,471	$1,430	2.9%
Operating margin	6.2%	6.4%

Licensed Brands' net sales increased 7.2% to $23.9 million for the second quarter ended August 3, 2013, from $22.3 million for the same period last year, reflecting an increase in sales of Dockers Footwear and SureGrip Footwear. Unit sales for Dockers Footwear increased 4% for the second quarter this year and the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands' earnings from operations increased 2.9%, from $1.4 million for the second quarter last year to $1.5 million for the second quarter this year, primarily due to increased net sales and increased gross margin as a percentage of net sales, primarily reflecting the faster growth of sales in a product line with a higher gross margin than the balance of the Licensed Brands segment.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 3, 2013 was $0.7 million compared to $9.9 million for the second quarter ended July 28, 2012. Corporate expense in the second quarter this year included an $(8.3) million gain on a lease termination of a New York City Journeys store, partially offset by $1.2 million in asset impairment and other charges, primarily for other legal matters, network intrusion expenses and retail store asset impairments. Last year's expense in the second quarter included $0.4 million in asset impairment and other charges, primarily for retail store asset impairments. Excluding the adjustments listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 5.6% from $1.2 million in the second quarter last year to $1.1 million for the second quarter this year.

Results of Operations - Six Months Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the first six months ended August 3, 2013 increased 2.0% to $1.17 billion from $1.14 billion in the first six months ended July 28, 2012, reflecting increased net sales in all of the Company's business units except Schuh Group and Licensed Brands, partially offset by a 3% decrease in comparable sales. Gross margin increased 0.2% to $581.2 million in the first six months this year from $580.0 million in the same period last year but decreased as a percentage of net sales from 50.7% to 49.8%, reflecting decreased gross margin as a percentage of net sales in Schuh Group and Lids Sports Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands, while gross margin for Johnston & Murphy was flat. Selling and administrative expenses in the first six months this year increased 3.7% from the first six months last year and increased as a percentage of net sales from 46.0% to 46.8% reflecting increased expenses in Journeys Group, Schuh Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by lower Corporate annual incentive compensation accruals this year compared to last year's first six months. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first six months ended August 3, 2013 were $39.1 million compared to $50.5 million for the first six months ended July 28, 2012. Pretax earnings for the first six months ended August 3, 2013 included asset impairment and other charges of a $(5.8) million gain primarily for a gain on a lease termination of a New York City Journeys store, partially offset by retail store asset impairments, network intrusion expenses and other legal matters, and $5.7 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first six months ended July 28, 2012 included asset impairment and other charges of $0.5 million, primarily for retail store asset impairments and network intrusion expenses, and $5.9 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the first six months ended August 3, 2013 were $22.8 million ($0.96 diluted earnings per share) compared to $31.5 million ($1.28 diluted earnings per share) for the first six months ended July 28, 2012. The Company recorded an effective income tax rate of 41.2% in the first six months this year compared to 37.1% in the same period last year. Last year's tax rate is lower due to certain state tax credits recognized last year.

Journeys Group

	Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$479,614	$473,279	1.3%
Earnings from operations	$23,930	$29,195	(18.0)%
Operating margin	5.0%	6.2%

Net sales from Journeys Group increased 1.3% to $479.6 million for the first six months ended August 3, 2013 compared to $473.3 million for the same period last year. The increase reflects primarily a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven) partially offset by a 1% decrease in comparable sales which includes a 2% decrease in same store sales and a 24% increase in comparable direct sales. The comparable sales decrease reflected a 3% decrease in footwear unit sales while the average price per pair of shoes increased 1%.

Journeys Group earnings from operations for the first six months ended August 3, 2013 decreased 18.0% to $23.9 million compared to $29.2 million for the first six months ended July 28, 2012. The decrease was primarily due to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Schuh Group

	Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$150,432	$151,468	(0.7)%
Loss from operations	$(6,076)	$(1,889)	(221.7)%
Operating margin	(4.0)%	(1.2)%

Net sales from the Schuh Group decreased 0.7% to $150.4 million for the first six months ended August 3, 2013, compared to $151.5 million for the first six months ended July 28, 2012. The decrease reflects primarily a $4.1 million decrease in sales due to changes in exchange rates and a 9% decrease in comparable sales, which includes an 11% decrease in same store sales and a 2% increase in comparable direct sales, which more than offset the 15% increase in average Schuh stores operated.

Schuh Group loss from operations was ($6.1) million for the six months ended August 3, 2013 compared to ($1.9) million for the six months ended July 28, 2012. The loss included $5.7 million in the first six months this year and $5.9 million in the first six months last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $3.2 million this year and $5.3 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decreases in deferred purchase price expense and contingent bonus expense this year were offset by decreased gross margin and negative leverage from the negative comparable sales. The decreased gross margin reflected increased promotional activity.

Lids Sports Group

	Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$370,361	$365,015	1.5%
Earnings from operations	$23,521	$38,728	(39.3)%
Operating margin	6.4%	10.6%

Net sales from Lids Sports Group increased 1.5% to $370.4 million for the first six months ended August 3, 2013, compared to $365.0 million for the same period last year, reflecting primarily a 5% increase in average Lids Sports Group stores operated, partially offset by a 4% decrease in comparable sales, which includes a 6% decrease in same store sales and a 27% increase in comparable direct sales. The comparable sales decrease reflected a 1% decrease in comparable store hat units sold and a 4% decrease in average price per hat for the first six months this year as "snap-back" hats are a lower priced item than fitted fashion hats and "snap-back" styles are becoming more price competitive. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category, although management believes that competition in the category lessened somewhat by the end of the first six months of Fiscal 2014.

Lids Sports Group earnings from operations for the first six months ended August 3, 2013 decreased 39.3% to $23.5 million compared to $38.7 million for the first six months ended July 28, 2012. The decrease was due to decreased gross margin as a percentage of net sales, reflecting promotional pricing, and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$111,683	$99,692	12.0%
Earnings from operations	$5,599	$5,801	(3.5)%
Operating margin	5.0%	5.8%

Johnston & Murphy Group net sales increased 12.0% to $111.7 million for the first six months ended August 3, 2013 from $99.7 million for the first six months ended July 28, 2012, reflecting primarily a 6% increase in same store sales, an 11% increase in comparable direct sales and a 7% increase in comparable sales, including both store and direct sales; a 14% increase in Johnston & Murphy wholesale sales; and a 3% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 13% in the first six months of Fiscal 2014 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 70.3% of Johnston & Murphy Group's sales in the first six months this year, down from 70.9% in the first six months last year. The comparable sales increase reflects a 4% increase in average price per pair of shoes for Johnston &

Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes, and a 3% increase in footwear unit comparable sales.

Johnston & Murphy Group earnings from operations for the first six months ended August 3, 2013 decreased 3.5% to $5.6 million compared to $5.8 million for the same period last year, primarily due to increased expenses as a percentage of net sales, due primarily to development costs associated with the planned launch of a new line in the fall of this year and higher bonus accruals.

Licensed Brands

	Six Months Ended
	August 3, 2013	July 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$53,224	$53,522	(0.6)%
Earnings from operations	$4,392	$4,799	(8.5)%
Operating margin	8.3%	9.0%

Licensed Brands' net sales decreased 0.6% to $53.2 million for the first six months ended August 3, 2013, from $53.5 million for the same period last year, reflecting a decrease in sales of Dockers Footwear, partially offset by increased sales of SureGrip Footwear. Unit sales for Dockers Footwear decreased 7% for the first six months this year while the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands' earnings from operations decreased 8.5%, from $4.8 million for the first six months last year to $4.4 million for the first six months this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, primarily reflecting increased compensation and freight expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended August 3, 2013 was $15.9 million compared to $23.2 million expense for the first six months ended July 28, 2012. Corporate expense in the first six months this year included an $(8.3) million gain on a lease termination of a New York City Journeys store, partially offset by $2.5 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Last year's expense in the first six months included $0.5 million in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. Excluding the adjustments listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 6.2% from $2.3 million in the first six months last year to $2.2 million for the first six months this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 3, 2013	February 2, 2013 (As restated)	July 28, 2012 (As restated)
	(dollars in millions)
Cash and cash equivalents	$46.0	$59.8	$47.2
Working capital	$424.5	$407.1	$370.1
Long-term debt (including current portion)	$73.1	$50.7	$100.5

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $16.5 million in the first six months of Fiscal 2014 compared to cash used in operating activities of $21.5 million in the first six months of Fiscal 2013. The $38.0 million increase in cash flow from operating activities from last year reflects increases in cash flow from changes in accounts payable of $58.3 million, offset by decreases in cash flow from decreased net earnings of $8.8 million and changes in other assets and liabilities and other accrued liabilities combined of $14.4 million. The $58.3 million increase in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $14.4 million decrease in cash flow from changes in other assets and liabilities and other accrued liabilities combined was due to a payment of £5.0 million withheld on the Schuh purchase and decreased accruals for the deferred purchase price and bonus earn-out related to Schuh.

The $123.4 million increase in inventories at August 3, 2013 from February 2, 2013 levels reflected increased purchases in Journeys Group, Lids Sports Group and Johnston & Murphy Group, offset by decreased inventory in the Licensed Brands business.

Accounts receivable at August 3, 2013 increased $1.5 million compared to February 2, 2013, due primarily to increased sales in the footwear wholesale businesses.

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

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at August 3, 2013. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $27.2 million during the six months ended August 3, 2013 and $11.5 million during the six months ended July 28, 2012, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first six months of each year.

There were $12.7 million of letters of credit outstanding, $19.3 million in UK term loans outstanding and $53.8 million revolver borrowings outstanding under the Credit Facility at August 3, 2013. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $27.5 million or 12.5% of the Loan Cap (as defined in the Credit Facility). If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $308.5 million at August 3, 2013. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at August 3, 2013.

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

The Company's contractual obligations at August 3, 2013 increased less than 2% from February 2, 2013 due primarily to an increase in long-term and lease obligations, offset by decreases in purchase obligations and the accrual for the bonus agreed to in connection with the acquisition of the Schuh Group contingent on the Group's performance during the first four years of the Company's ownership.

Capital Expenditures
Total capital expenditures in Fiscal 2014 are expected to be approximately $120.0 million. These include retail capital expenditures of approximately $107.2 million to open approximately 42 Journeys stores, including seven in Canada and 21 Journeys Kidz stores, 18 permanent Schuh stores, including one Schuh Kids store, 14 Johnston & Murphy shops and factory stores, including two stores in Canada, and 88 Lids Sports Group stores including 41 Lids stores, with 10 stores in Canada, and 47 Lids Locker Room and Clubhouse stores, and to complete approximately 127 major store renovations. The planned amount of capital expenditures in Fiscal 2014 for wholesale operations and other purposes is approximately $12.8 million, including approximately $6.6 million for new systems to improve customer service and support the Company's growth.

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

Common Stock Repurchases
The Company repurchased 189,300 shares of common stock during the six months ended August 3, 2013 for a total cost of $11.2 million. The Company has $47.0 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 346,398 shares during the six months ended July 28, 2012 for a total cost of $20.8 million.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million in the second quarter of Fiscal 2014 and Fiscal 2013, respectively, and $0.4 million for each of the first six months of Fiscal 2014 and 2013. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $53.8 million of outstanding revolver borrowings at a weighted average interest rate of 2.8% as of August 3, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.5 million on the $53.8 million revolver borrowings. The Company has $19.3 million of outstanding U.K. term loans at a weighted average interest rate of 3.46% as of August 3, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $19.3 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at August 3, 2013. As a result, the Company considers the interest rate market risk implicit in these investments at August 3, 2013 to be low.

Accounts Receivable - The Company's accounts receivable balance at August 3, 2013 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and two other customers each accounted for 6% of the Company's total trade receivables balance, while no other customer accounted for more than 5% of the Company's total trade receivables balance as of August 3, 2013. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at August 3, 2013, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2014 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the six months ended August 3, 2013 are included in Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. The Company conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of August 3, 2013, and determined that there was a material weakness in its internal controls over financial reporting as of that date solely due to the accounting for bonus awards retained under the terms of the Company's EVA Incentive Plan, as further described in Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective solely as a result of this material weakness.

The Company has corrected its accounting treatment of bonus awards retained under the terms of the EVA Incentive Plan and has subsequently implemented new controls to ensure that such awards are accounted for appropriately in future periods, which management believes will remediate the material weakness in internal control over financial reporting discussed above. The Company will test the ongoing operating effectiveness of these controls in future periods.

Changes in Internal Control Over Financial Reporting.
Except as described above, there were no changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended August 3, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 10 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2013
5-5-13 to 6-1-13	—	$—	—	$—

June 2013
6-2-13 to 6-29-13	—	$—	—	$—

July 2013
6-30-13 to 8-3-13(1)	29,980	$64.30	—	$—
6-30-13 to 8-3-13(1)	58,135	$66.73	—	$—
6-30-13 to 8-3-13(1)	17,078	$66.99	—	$—

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and
Chief Financial Officer
Date: September 12, 2013