Form 10-K/A
period 2013-02-02
GENESCO INC
filed 2013-09-24
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K/A
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The Company has reviewed its accounting treatment for expensing of retained bonus amounts. Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of the review of this treatment, the Company has determined the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined. As a result, the Company is filing this amendment to its Form 10-K for the fiscal year ended February 2, 2013, to amend and restate the financial statements and other financial information contained herein to correct the errors. In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the three months ended May 4, 2013 in connection with the restatement of its financial statements for the first quarter of Fiscal 2014.

This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on April 3, 2013 (the "Original Filing"). This Form 10-K/A amends the Original Filing to correct the Company's accounting for expensing of its retained bonuses as more fully described in Note 2 to the Consolidated Financial Statements. Revisions to the Original Filing have been made to the following items to reflect the restatements:

•	Item 1 - Business

•	Item 6 - Selected Financial Data

•	Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Procedures

The restatements resulted in increases in diluted net earnings per share of $0.08 and $0.36 in Fiscal 2013 and 2012, respectively, and a decrease of ($0.02) in Fiscal 2011. Earnings from operations increased by $1.9 million, $17.6 million and $1.1 million in Fiscal 2013, 2012 and 2011, respectively. The corrections had no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

The Company has also determined that a control deficiency related to the process of accounting for retained bonuses, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting. The Company has revised its calculation of retained bonuses and will use that process to account for bonuses in future periods. The Company has corrected its accounting treatment of bonus awards retained under the terms of the EVA Incentive Plan and has subsequently implemented new controls to ensure that such awards are accounted for appropriately in future periods, which management believes will remediate the material weakness in internal control over financial reporting discussed above. The Company will test the ongoing operating effectiveness of these controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See "Item 9A - Controls and Procedures."

Except for the amended information referred to above, no other information in the Original Filing is amended. This Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K for the fiscal year ended February 2, 2013, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 43% of the Company’s net sales in Fiscal 2013. Operating income attributable to Journeys Group was $110.0 million in Fiscal 2013, with an operating margin of 9.9%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group.
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

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 30% of the Company’s net sales in Fiscal 2013. Operating income attributable to Lids Sports Group was $82.9 million in Fiscal 2013, with an operating margin of 10.5%.
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
Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2013. Operating income attributable to Schuh Group was $11.2 million in Fiscal 2013, with an operating margin of 3.0%. Operating income for Schuh included $12.1 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8.
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
Environmental Matters
The Company’s former manufacturing operations and the sites of those operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The

Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See Item 3, Legal Proceedings and Note 14.

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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Note 14 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, Canada, the United Kingdom and the Republic of Ireland, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Changes in regulations could make compliance more difficult and costly, and violations could result in liability for damages or penalties.
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
The Company has not paid cash dividends in respect of its common stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Notes 7 and 9 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for information regarding restrictions on dividends and redemptions of capital stock.
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

Equity Compensation Plan Information

Refer to Part III, Item 12.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2013	2012	2011	2010	2009
Results of Operations Data	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net sales	$2,604,817	$2,291,987	$1,789,839	$1,574,352	$1,551,562
Depreciation and amortization	63,697	53,737	47,738	47,462	46,833
Earnings from operations	169,863	161,485	87,228	60,374	259,219
Earnings from continuing operations before income taxes	164,832	156,393	86,106	50,440	250,307
Earnings from continuing operations	112,897	93,451	55,244	29,059	155,972
Provision for discontinued operations, net	(462)	(1,025)	(1,336)	(273)	(5,463)
Net earnings	$112,435	$92,426	$53,908	$28,786	$150,509
Per Common Share Data
Earnings from continuing operations
Basic	$4.78	$3.89	$2.30	$1.31	$7.86
Diluted	4.69	3.83	2.27	1.28	6.55
Discontinued operations
Basic	(0.02)	(0.05)	(0.06)	(0.02)	(0.28)
Diluted	(0.01)	(0.04)	(0.05)	(0.01)	(0.22)
Net earnings
Basic	4.76	3.84	2.24	1.29	7.58
Diluted	4.68	3.79	2.22	1.27	6.33
Balance Sheet Data
Total assets	$1,326,072	$1,229,761	$960,507	$863,525	$815,915
Long-term debt	50,682	40,704	—	—	113,735
Non-redeemable preferred stock	3,924	4,957	5,183	5,220	5,203
Common equity	817,936	721,774	620,038	577,299	444,785
Capital expenditures	71,737	49,456	29,299	33,825	49,420
Financial Statistics
Earnings from operations as a percent of net sales	6.5%	7.0%	4.9%	3.8%	16.7%
Book value per share (common equity divided by common shares outstanding)	$34.09	$29.74	$26.19	$23.98	$23.11
Working capital (in thousands)	$407,073	$291,990	$279,595	$280,621	$259,370
Current ratio	2.5	2.0	2.2	2.7	2.9
Percent long-term debt to total capitalization	5.8%	5.3%	—%	—%	20.2%
Other Data (End of Year)
Number of retail outlets*	2,459	2,387	2,309	2,276	2,234
Number of employees	22,700	21,475	15,200	13,925	13,775

*
Includes 75 Schuh stores and concessions in Fiscal 2012 acquired June 23, 2011, 48 Sports Avenue stores in Fiscal 2011 acquired October 8, 2010, and 37 Sports Fan Attic stores in Fiscal 2010 acquired November 3, 2009. See Note 3 to the Consolidated Financial Statements.

Reflected in earnings from continuing operations for Fiscal 2012 was $7.4 million in acquisition related expenses. See Note 3 to the Consolidated Financial Statements for additional information.
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
The Company has not paid dividends on its Common Stock since 1973. See Notes 7 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for a description of limitations on the Company’s ability to pay dividends.

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
Summary of Results of Operations
The Company’s net sales increased 13.6% during Fiscal 2013 compared to Fiscal 2012. The increase reflected (i) the acquisition of the Schuh Group in the second quarter last year, which contributed $370.5 million in sales during Fiscal 2013 compared to $212.3 million in sales during Fiscal 2012, (ii) a 9% increase in Journeys Group sales, (iii) an 11% increase in Licensed Brands sales, (iv) a 10% increase in Johnston & Murphy Group sales, and (v) a 4% increase in Lids Sports Group sales. Included in Fiscal 2013 was a 53rd week compared to a 52-week year for Fiscal 2012. Excluding the 53rd week, sales would have increased 12.1% for Fiscal 2013. Gross margin decreased as a percentage of net sales during Fiscal 2013, reflecting gross margin decreases in Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin in Journeys Group and Schuh Group. Licensed Brands' gross margin was flat. Selling and administrative expenses decreased as a percentage of net sales during Fiscal 2013, reflecting expense decreases as a percentage of net sales in Journeys Group and Johnston & Murphy Group, partially offset by increased expenses as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands. Earnings from operations decreased as a percentage of net sales from 7.0% in fiscal 2012 to 6.5% in fiscal 2013, reflecting decreased earnings in Schuh Group, Lids Sports Group and Licensed Brands, partially offset by improved earnings from operations in Journeys Group and Johnston & Murphy Group.

Significant Developments
Restatement of Previously Issued Financial Statements
The Company is restating its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011. Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of the review of this treatment, the Company has determined the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined.

See Note 2 to the Consolidated Financial Statements included in Item 8 for a summary of the effects of this restatement on the Company's Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012, as well as the Company's Consolidated Statements of Operations, Comprehensive Income and Cash Flows for fiscal years 2013, 2012 and 2011. The effects of the restatement also reflect corrections of other immaterial errors related to income taxes and earnings per share. The corrections had no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented. The accompanying discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.
The Company did not amend its Annual Reports on Form 10-K for fiscal years 2012 and 2011 for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 79 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of February 2, 2013. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $11.2 million, and have been included in the Company’s Consolidated Financial Statements for all of Fiscal 2013. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. During Fiscal 2013, compensation expense related to the Schuh acquisition deferred purchase price obligation was $12.1 million, compared to $7.2 million in Fiscal 2012. This expense is included in the operating earnings for the Schuh Group segment.
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
Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Note 10 to the Company’s Consolidated Financial Statements for additional information regarding income taxes.
The Company recorded an effective income tax rate of 31.5% for Fiscal 2013 compared to 40.2% for 2012. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.
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

Results of Operations—Fiscal 2013 Compared to Fiscal 2012
The Company’s net sales for Fiscal 2013 (53 weeks) increased 13.6% to $2.60 billion from $2.29 billion in Fiscal 2012 (52 weeks). The increase in net sales was a result of the inclusion of Schuh Group for the full year in Fiscal 2013, an estimated $35.2 million impact of sales for the fifty-third week and an increase in comparable sales in the Journeys Group, Schuh Group and Johnston & Murphy Group, combined with increased sales in Licensed Brands, offset by decreased comparable sales in Lids Sports Group. Gross margin increased 13.1% to $1.30 billion in Fiscal 2013 from $1.15 billion in Fiscal 2012, but decreased as a percentage of net sales from 50.1% to 49.9%, primarily reflecting decreased gross margin as a percentage of net sales in the Lids Sports and Johnston & Murphy Groups, offset slightly by increased gross margin as a percentage of net sales in the Journeys and Schuh Groups, while Licensed Brands' gross margin was flat. Selling and administrative expenses in Fiscal 2013 increased 13.0% from Fiscal 2012 but decreased as a percentage of net sales from 42.9% to 42.7%, primarily reflecting expense leverage in the Johnston & Murphy and Journeys Groups due to positive comparable sales in the Journeys and Johnston & Murphy Groups and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2013 were $164.8 million, compared to $156.4 million for Fiscal 2012. Pretax earnings for Fiscal 2013 included asset impairment and other charges of $17.0 million, including $15.5 million for expenses related to the computer network intrusion announced in December 2010, $1.4 million for retail store asset impairments and $0.1 million for other legal matters. Pretax earnings for Fiscal 2012 included asset impairment and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion.
Net earnings for Fiscal 2013 were $112.4 million ($4.68 diluted earnings per share) compared to $92.4 million ($3.79 diluted earnings per share) for Fiscal 2012. Net earnings for Fiscal 2013 includes $0.5 million ($0.01 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2012 includes $1.0 million ($0.04 diluted loss per share) charge to earnings (net of tax), including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 31.5% for Fiscal 2013 compared to 40.2% for Fiscal 2012. This year’s lower effective tax rate of 31.5% reflects the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. See Note 10 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2013 (As restated)	2012 (As restated)
	(dollars in thousands)
Net sales	$1,111,490	$1,020,116	9.0%
Earnings from operations	$109,953	$89,045	23.5%
Operating margin	9.9%	8.7%

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

Journeys Group earnings from operations for Fiscal 2013 increased 23.5% to $110.0 million, compared to $89.0 million for Fiscal 2012. The increase in earnings from operations was primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting leverage of store related costs, including occupancy costs and depreciation.
Schuh Group

	Fiscal Year Ended		% Change
	2013 (As restated)	2012 (As restated)
	(dollars in thousands)
Net sales	$370,480	$212,262	74.5%
Earnings from operations	$11,209	$11,711	(4.3)%
Operating margin	3.0%	5.5%

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
Schuh Group earnings from operations were $11.2 million for Fiscal 2013 compared to $11.7 million for Fiscal 2012. The earnings included $12.1 million this year and $7.2 million last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The earnings also included $15.8 million this year and $4.9 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in earnings is due to the increase in expense associated with both the deferred purchase price and contingent bonus payment. See Note 3 to the Consolidated Financial Statements for additional information related to the Schuh acquisition.
Lids Sports Group

	Fiscal Year Ended		% Change
	2013 (As restated)	2012 (As restated)
	(dollars in thousands)
Net sales	$791,255	$759,324	4.2%
Earnings from operations	$82,867	$86,037	(3.7)%
Operating margin	10.5%	11.3%

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
Lids Sports Group earnings from operations for Fiscal 2013 decreased 3.7% to $82.9 million compared to $86.0 million for Fiscal 2012. The decrease in operating income was primarily due to increased expenses as a percentage of net sales, primarily reflecting negative leverage due to negative comparable sales and lower gross margin due to lowered prices in the snap-back category.

Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2013 (As restated)	2012 (As restated)
	(dollars in thousands)
Net sales	$221,860	$201,725	10.0%
Earnings from operations	$15,696	$13,743	14.2%
Operating margin	7.1%	6.8%

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
Johnston & Murphy earnings from operations for Fiscal 2013 increased 14.2% to $15.7 million from $13.7 million for Fiscal 2012, primarily due to increased net sales.
Licensed Brands

	Fiscal Year Ended		% Change
	2013 (As restated)	2012 (As restated)
	(dollars in thousands)
Net sales	$108,498	$97,444	11.3%
Earnings from operations	$10,078	$9,451	6.6%
Operating margin	9.3%	9.7%

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
Licensed Brands’ earnings from operations for Fiscal 2013 increased 6.6%, from $9.5 million for Fiscal 2012 to $10.1 million, primarily due to increased net sales, partially offset by higher bonus accruals.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2013 was $59.9 million compared to $48.5 million for Fiscal 2012. Corporate expense in Fiscal 2013 included $17.0 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate expense in Fiscal 2012 included $2.7 million in asset impairment and other charges, primarily for retail store asset impairments, other legal matters and network intrusion expenses and $7.4 million in acquisition related expenses. Excluding the charges listed above, corporate and other expense increased primarily due to increases in bonus accruals, professional fees, restricted stock expense and salary expense.
Interest expense decreased 0.6% from $5.2 million in Fiscal 2012 to $5.1 million in Fiscal 2013.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011
The Company’s net sales for Fiscal 2012 increased 28.1% to $2.29 billion from $1.79 billion in Fiscal 2011. The increase in net sales was a result of an increase in comparable sales in the Lids Sports Group, Journeys Group and Johnston & Murphy Group, combined with $274.2 million of sales from businesses acquired over the past twelve months, offset slightly by lower sales in Licensed Brands and Underground Station Group. Gross margin increased 27.9% to $1.15 billion in Fiscal 2012 from $898.2 million in Fiscal 2011 and was down slightly as a percentage of net sales at 50.1%. Selling and administrative expenses in Fiscal 2012 increased 22.7% from Fiscal 2011 but decreased as a percentage of net sales from 44.8% to 42.9%, primarily reflecting expense leverage in the Lids Sports Group, Journeys Group and Johnston & Murphy Group due to positive comparable sales and increased wholesale sales in the Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2012 were $156.4 million, compared to $86.1 million for Fiscal 2011. Pretax earnings for Fiscal 2012 included asset impairment and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion announced in December 2010. Pretax earnings for Fiscal 2011 included asset impairment and other charges of $8.6 million, including $7.2 million for retail store asset impairments, $1.3 million for expenses related to the computer network intrusion and $0.1 million for other legal matters.
Net earnings for Fiscal 2012 were $92.4 million ($3.79 diluted earnings per share) compared to $53.9 million ($2.22 diluted earnings per share) for Fiscal 2011. Net earnings for Fiscal 2012 includes $1.0 million ($0.04 diluted loss per share) charge to earnings (net of tax), including $1.1 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.1 million gain for excess provisions to prior discontinued operations. Net earnings for Fiscal 2011 includes $1.3 million ($0.05 diluted loss per share) charge to earnings (net of tax), including $1.8 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company, offset by a $0.5 million gain for excess provisions to prior discontinued operations. The Company recorded an effective federal income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. Fiscal 2012's higher effective tax rate of 40.2% reflects transaction costs and deferred purchase price related to the Schuh acquisition, which are considered permanent differences. Fiscal 2011's lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011. See Note 10 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2012 (As restated)	2011 (As restated)
	(dollars in thousands)
Net sales	$1,020,116	$898,500	13.5%
Earnings from operations	$89,045	$49,806	78.8%
Operating margin	8.7%	5.5%

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
Journeys Group earnings from operations for Fiscal 2012 increased 78.8% to $89.0 million, compared to $49.8 million for Fiscal 2011. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting leveraging of occupancy costs, selling salaries and depreciation.

Schuh Group

	Fiscal Year Ended		% Change
	2012 (As restated)	2011 (As restated)
	(dollars in thousands)
Net sales	$212,262	$—	NM
Earnings from operations	$11,711	$—	NM
Operating margin	5.5%	—

Net sales from the Schuh Group were $212.3 million for the initial reporting period ended January 28, 2012, beginning on June 20, 2011. Schuh Group operated 64 stores and 14 concessions at the end of Fiscal 2012.
Schuh Group earnings from operations were $11.7 million for Fiscal 2012. Earnings included $7.2 million in compensation expense related to a deferred purchase price obligation in connection with the acquisition, as discussed above. Such expense reduced operating margin for the segment by approximately 340 basis points. See Note 3 to the Consolidated Financial Statements for additional information related to the Schuh acquisition.
Lids Sports Group

	Fiscal Year Ended		% Change
	2012 (As restated)	2011 (As restated)
	(dollars in thousands)
Net sales	$759,324	$603,345	25.9%
Earnings from operations	$86,037	$56,790	51.5%
Operating margin	11.3%	9.4%

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
Lids Sports Group earnings from operations for Fiscal 2012 increased 51.5% to $86.0 million compared to $56.8 million for Fiscal 2011. The increase in operating income was primarily due to increased headwear sales and decreased expenses as a percentage of net sales, primarily reflecting leverage in store related expenses from positive comparable sales as well as for a change in sales mix in the Lids Sports Group. Wholesale sales accounted for 15% of the Lids Sports Group’s sales in Fiscal 2012 compared to 12% in Fiscal 2011. Wholesale sales normally involve lower expenses compared to retail stores.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2012 (As restated)	2011 (As restated)
	(dollars in thousands)
Net sales	$201,725	$185,011	9.0%
Earnings from operations	$13,743	$7,637	80.0%
Operating margin	6.8%	4.1%

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
Johnston & Murphy earnings from operations for Fiscal 2011 increased 80.0% to $13.7 million from $7.6 million for Fiscal 2011, primarily due to increased net sales, increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales. Expenses reflected positive leverage in occupancy and depreciation from the increase in comparable store sales.
Licensed Brands

	Fiscal Year Ended		% Change
	2012 (As restated)	2011 (As restated)
	(dollars in thousands)
Net sales	$97,444	$101,644	(4.1)%
Earnings from operations	$9,451	$12,201	(22.5)%
Operating margin	9.7%	12.0%

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
Licensed Brands’ earnings from operations for Fiscal 2012 decreased 22.5%, from $12.2 million for Fiscal 2011 to $9.5 million, primarily due to decreased net sales, decreased gross margins as a percentage of net sales and to increased expenses as a percentage of net sales, reflecting increased selling and advertising expenses and freight costs.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2012 was $48.5 million compared to $39.2 million for Fiscal 2011. Corporate expense in Fiscal 2012 included $2.7 million in asset impairment and other charges, primarily for retail store asset impairments, other legal matters, network intrusion expenses and $7.4 million in acquisition related expenses. Corporate expense in Fiscal 2011 included $8.6 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the charges listed above, corporate and other expense increased primarily due to higher bonus accruals reflecting improved financial performance of the Company.
Interest expense increased 356.4% from $1.1 million in Fiscal 2011 to $5.2 million in Fiscal 2012, due to average revolver borrowings of $49.5 million in Fiscal 2012, primarily in connection with the Schuh acquisition, and acquired UK term loans totaling $35.7 million as of January 28, 2012, compared to average revolver borrowings of $7.0 million in Fiscal 2011.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 2, 2013 (As restated)	Jan. 28, 2012 (As restated)	Jan. 29, 2011 (As restated)
	(dollars in millions)
Cash and cash equivalents	$59.8	$53.8	$55.9
Working capital	$407.1	$292.0	$279.6
Long-term debt (includes current maturities)	$50.7	$40.7	$0.0
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $123.2 million in Fiscal 2013 compared to $145.0 million in Fiscal 2012. The $21.8 million decrease from operating activities from Fiscal 2012 reflects a decrease in cash flow from changes in accounts receivable, inventory, accounts payable, prepaids and other current assets and other accrued liabilities of $8.8 million, $18.7 million, $16.8 million, $9.8 million and $16.0 million, respectively, partially offset by improved earnings and a $43.8 million increase from changes in other assets and liabilities. The $8.8 million decrease in cash flow from accounts receivable was due to increased footwear wholesale sales. The $18.7 million decrease in cash flow from inventory reflects increases in retail inventory, reflecting slower than expected sales, and increased inventory in Licensed Brands. The $9.8 million decrease in cash flow from prepaids and other current assets was due to changes in prepaid income taxes. The $16.8 million decrease in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors. The $16.0 million decrease in cash flow from other accrued liabilities reflects decreased bonus accruals and decreased income tax accruals in Fiscal 2013 compared to Fiscal 2012. The $43.8 million increase in cash flow from other assets and liabilities reflects increased accruals for the deferred purchase price and bonus earn-out related to Schuh and an increase in the bonus bank liability and a decrease in long-term receivables related to the network intrusion.
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
Cash provided by operating activities was $145.0 million in Fiscal 2012 compared to $102.6 million in Fiscal 2011. The $42.4 million increase in cash flow from operating activities from last year reflects improved earnings and a change in other assets and liabilities and accounts receivable of $9.3 million and $15.1 million, respectively, offset by a decrease in cash flow from changes in other accrued liabilities and accounts payable of $31.1 million and $14.8 million, respectively. The $9.3 million increase in cash flow from other assets and liabilities reflects an increase in deferred compensation due to the deferred purchase price and bonus earn-out accruals related to Schuh, partially offset by an increase in long-term receivables related to the network intrusion. The $15.1 million increase in cash flow from accounts receivable reflects primarily decreased wholesale sales in Licensed Brands for Fiscal 2012 and the increase in wholesale sales, including the additional sales in Lids Team Sports, in Fiscal 2011 when compared to Fiscal 2010, which together, contribute to the increase in cash flow for Fiscal 2012. The $31.1 million decrease in cash flow from other accrued liabilities was due to a reduction in income tax payables and in the growth of current bonus accruals and increased payments related to environmental liabilities. The $14.8 million decrease in cash flow from accounts payable reflected changes in buying patterns and payment terms negotiated with individual vendors.
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
On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011, in the aggregate principal amount of $375.0 million, with a $40.0 million swingline loan sublimit, a $70.0 million sublimit for the issuance of standby letters of credit and a Canadian sub-facility of up to $8.0 million, which has a five-year term, expiring in January 2016. The Amendment raised the aggregate principal amount on the Credit Facility to $375.0 million from $300.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian facility will reduce the availability under the Credit Facility on a dollar-for-dollar basis. In addition, the Company has an option to increase the availability under the Credit Facility by up to $75.0 million subject to, among other things, the receipt of commitments for the increased amount. The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($375.0 million or, if increased at the Company’s option, subject to the receipt of commitments for the increased amount, up to $450.0 million) or the “Borrowing Base”, which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves. For additional information on the Company’s Credit Facility, see Note 7 to the Consolidated Financial Statements included in Item 8.
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
(2) Open purchase orders for inventory.
(3) Includes deferred purchase price payments, earn-out bonus payments and retention note payments related to the Schuh acquisition and interest on the UK term loans. For additional information, see Notes 3 and 7 to the Consolidated Financial Statements included in Item 8.
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
In our report dated April 3, 2013, we expressed an unqualified opinion that Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls related to the monitoring of, and accounting for, the Company's EVA Incentive Plan existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of February 2, 2013. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting to conclude that Genesco Inc. and Subsidiaries' internal control over financial reporting was not effective as of February 2, 2013. Accordingly, our present opinion on the effectiveness of Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 2, 2013, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's failure to maintain effective controls over the accounting for the EVA Incentive Plan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 2, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated April 3, 2013, except for Note 2, as to which the date is September 24, 2013, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Genesco Inc. and Subsidiaries have not maintained effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2013, except for the effect of the material weakness described in the fifth and sixth paragraphs above, as to which the date is September 24, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders
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
As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to correct for errors in the accounting for employee compensation under the EVA Incentive Plan.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2013, except for the effects of the material weakness described in the fifth and sixth paragraphs of that report, as to which the date is September 24, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2013, except for Note 2, as to which the date is September 24, 2013

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	2013 (As restated)	2012 (As restated)
Current Assets:
Cash and cash equivalents	$59,795	$53,790
Accounts receivable, net of allowances of $6,082 at February 2,
2013 and $6,900 at January 28, 2012	48,214	43,713
Inventories	505,344	435,113
Deferred income taxes	23,725	22,541
Prepaids and other current assets	45,193	40,155
Total current assets	682,271	595,312

Property and equipment:
Land	6,128	6,118
Buildings and building equipment	20,390	20,260
Computer hardware, software and equipment	120,757	116,920
Furniture and fixtures	148,903	127,949
Construction in progress	8,702	7,158
Improvements to leased property	318,376	299,775
Property and equipment, at cost	623,256	578,180
Accumulated depreciation	(381,587)	(350,491)
Property and equipment, net	241,669	227,689
Deferred income taxes	18,731	20,648
Goodwill	273,827	259,759
Trademarks, net of accumulated amortization of $3,350 at
February 2, 2013 and $2,246 at January 28, 2012	77,408	78,276
Other intangibles, net of accumulated amortization of $17,220 at
February 2, 2013 and $13,645 at January 28, 2012	11,598	14,808
Other noncurrent assets	20,568	33,269
Total Assets	$1,326,072	$1,229,761

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	2013 (As restated)	2012 (As restated)
Current Liabilities:
Accounts payable	$118,350	$138,938
Accrued employee compensation	55,241	52,729
Accrued other taxes	25,985	25,234
Accrued income taxes	2,096	16,609
Current portion – long-term debt	5,675	8,773
Other accrued liabilities	60,659	52,789
Provision for discontinued operations	7,192	8,250
Total current liabilities	275,198	303,322
Long-term debt	45,007	31,931
Pension liability	20,514	22,201
Deferred rent and other long-term liabilities	157,407	139,060
Provision for discontinued operations	4,159	4,267
Total liabilities	502,285	500,781
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	3,924	4,957
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 2, 2013 – 24,484,915/23,996,451
January 28, 2012 – 24,757,826/24,269,362	24,485	24,758
Additional paid-in capital	170,360	149,479
Retained earnings	669,189	598,360
Accumulated other comprehensive loss	(28,241)	(32,966)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	821,860	726,731
Noncontrolling interest – non-redeemable	1,927	2,249
Total equity	823,787	728,980
Total Liabilities and Equity	$1,326,072	$1,229,761

The accompanying Notes are an integral part of these Consolidated Financial Statements

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2013	2012	2011
	(As restated)	(As restated)	(As restated)
Net sales	$2,604,817	$2,291,987	$1,789,839
Cost of sales	1,306,200	1,143,632	891,688
Selling and administrative expenses	1,111,717	984,193	802,356
Asset impairments and other, net	17,037	2,677	8,567
Earnings from operations	169,863	161,485	87,228
Interest expense, net:
Interest expense	5,126	5,157	1,130
Interest income	(95)	(65)	(8)
Total interest expense, net	5,031	5,092	1,122
Earnings from continuing operations before income taxes	164,832	156,393	86,106
Income tax expense	51,935	62,942	30,862
Earnings from continuing operations	112,897	93,451	55,244
Provision for discontinued operations, net	(462)	(1,025)	(1,336)
Net Earnings	$112,435	$92,426	$53,908

Basic earnings per common share:
Continuing operations	$4.78	$3.89	$2.30
Discontinued operations	(0.02)	(0.05)	(0.06)
Net earnings	$4.76	$3.84	$2.24
Diluted earnings per common share:
Continuing operations	$4.69	$3.83	$2.27
Discontinued operations	(0.01)	(0.04)	(0.05)
Net earnings	$4.68	$3.79	$2.22

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2013 (As restated)	2012 (As restated)	2011 (As restated)
Net earnings	$112,435	$92,426	$53,908
Other comprehensive income (loss):
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for 2013 and 2012
and $0.1 million for 2011	42	(35)	166
Pension liability adjustment net of tax of $2.4 million
and $2.7 million for 2013 and 2011, respectively, and
net of tax benefit of $3.1 million for 2012	3,657	(4,670)	3,921
Postretirement liability adjustment net of tax
benefit of $0.1 million for each period	(79)	(109)	(131)
Foreign currency translation adjustments	1,105	(3,847)	543
Total other comprehensive income (loss)	4,725	(8,661)	4,499
Comprehensive Income	$117,160	$83,765	$58,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2013	2012	2011
	(As restated)	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$112,435	$92,426	$53,908
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	63,697	53,737	47,738
Amortization of deferred note expense and debt discount	792	708	370
Deferred income taxes	(17,618)	9,661	(11,418)
Provision for losses on accounts receivable	1,325	2,004	1,081
Impairment of long-lived assets	1,396	1,119	7,155
Restricted stock and share-based compensation	10,508	7,660	8,006
Provision for discontinued operations	796	1,692	2,203
Tax benefit of stock options and restricted stock exercised	(4,820)	(4,744)	(1,448)
Other	1,327	1,005	1,328
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(5,821)	3,011	(12,085)
Inventories	(61,049)	(42,324)	(44,345)
Prepaids and other current assets	(4,524)	5,286	(167)
Accounts payable	(17,953)	(1,201)	13,641
Other accrued liabilities	(6,624)	9,384	40,452
Other assets and liabilities	49,343	5,536	(3,811)
Net cash provided by operating activities	123,210	144,960	102,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,737)	(49,456)	(29,299)
Acquisitions, net of cash acquired	(23,818)	(92,985)	(75,500)
Proceeds from asset sales	81	27	11
Net cash used in investing activities	(95,474)	(142,414)	(104,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(2)	(22)	(104)
Payments of long-term debt	(13,581)	(25,321)	(1,918)
Borrowings under revolving credit facility	439,600	299,800	107,400
Payments on revolving credit facility	(416,900)	(294,800)	(107,400)
Tax benefit of stock options and restricted stock exercised	4,820	4,744	1,448
Shares repurchased	(37,650)	—	(26,851)
Change in overdraft balances	(2,925)	2,931	4,160
Dividends paid on non-redeemable preferred stock	(147)	(193)	(197)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	4,965	9,820	2,343
Other	4	(939)	(2,915)
Net cash used in financing activities	(21,816)	(3,980)	(24,034)
Effect of foreign exchange rate fluctuations on cash	85	(710)	—
Net Increase (Decrease) in Cash and Cash Equivalents	6,005	(2,144)	(26,214)
Cash and cash equivalents at beginning of period	53,790	55,934	82,148
Cash and cash equivalents at end of period	$59,795	$53,790	$55,934
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$4,391	$4,789	$748
Income taxes	81,607	50,254	24,079
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2010 (as previously reported)	$5,220	$24,563	$146,981	$452,210	$(28,804)	$(17,857)	$—	$582,313
Cumulative affect of restatement on prior years (see Note 2)	—	—	—	206	—	—	—	206
Balance January 30, 2010 (as restated)	5,220	24,563	146,981	452,416	(28,804)	(17,857)	—	582,519
Net earnings (as restated)	—	—	—	53,908	—	—	—	53,908
Other comprehensive loss	—	—	—	—	4,499	—	—	4,499
Dividends paid on non-redeemable preferred stock	—	—	—	(197)	—	—	—	(197)
Exercise of stock options	—	118	2,105	—	—	—	—	2,223
Issue shares – Employee Stock Purchase Plan	—	4	116	—	—	—	—	120
Employee and non-employee restricted stock	—	—	7,796	—	—	—	—	7,796
Share-based compensation	—	—	210	—	—	—	—	210
Restricted stock issuance	—	423	(423)	—	—	—	—	—
Restricted shares withheld for taxes	—	(82)	(2,293)	—	—	—	—	(2,375)
Tax benefit of stock options and restricted
stock exercises	—	—	1,342	—	—	—	—	1,342
Shares repurchased	—	(864)	(23,961)	—	—	—	—	(24,825)
Other	(37)	1	37	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	2,503	2,503
Balance January 29, 2011 (as restated)	5,183	24,163	131,910	506,127	(24,305)	(17,857)	2,503	627,724
Net earnings (as restated)	—	—	—	92,426	—	—	—	92,426
Other comprehensive loss	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and restricted
stock exercises	—	—	4,585	—	—	—	—	4,585
Shares repurchased	—	—	—	—	—	—	—	—
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012 (as restated)	4,957	24,758	149,479	598,360	(32,966)	(17,857)	2,249	728,980
Net earnings (as restated)	—	—	—	112,435	—	—	—	112,435
Other comprehensive loss	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Share-based compensation	—	194	(194)	—	—	—	—	—
Restricted stock issuance	—	(76)	—	(4,455)	—	—	—	(4,531)
Restricted shares withheld for taxes	—	—	4,820	—	—	—	—	4,820
Tax benefit of stock options and
restricted stock exercises	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013 (as restated)	$3,924	$24,485	$170,360	$669,189	$(28,241)	$(17,857)	$1,927	$823,787
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
Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation with respect to segments. The Company integrated the Underground Station operations into the Journeys Group in the first quarter of Fiscal 2013. The former Underground Station stores are a

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

subset of Journeys Group under the brand "Underground by Journeys." Journeys Group segment net sales, operating income, total assets, depreciation and amortization and capital expenditures have been restated by $92.4 million, $(0.3) million, $25.2 million, $1.8 million and $0.2 million, respectively, for Fiscal 2012 and by $94.4 million, $(3.0) million, $27.8 million, $2.2 million and $1.3 million, respectively, for Fiscal 2011 as a result of combining Underground Station Group with the Journeys Group segment to conform to current year presentation (See Note 15).

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million in Fiscal 2013, $1.8 million in Fiscal 2012 and $2.9 million in Fiscal 2011. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 4 and 9.

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

The Company recorded an effective income tax rate of 31.5% for Fiscal 2013 compared to 40.2% for 2012. This year's tax rate is lower primarily due to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. The Company recorded an effective federal income tax rate of 40.2% for Fiscal 2012 compared to 35.8% for Fiscal 2011. Fiscal 2012's higher effective tax rate of 40.2% reflects transaction costs and deferred purchase price related to the Schuh acquisition, which are considered permanent differences. Fiscal 2011's lower effective tax rate of 35.8% reflects the net reduction of the Company’s liability for uncertain tax positions of $1.3 million in Fiscal 2011.

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

Note 2
Restatement of Previously Issued Financial Statements

The Company is restating its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011.

Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of a review of this treatment, the Company has determined the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined.

Following is a summary of the effects of this correction on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for Fiscal 2013, 2012 and 2011. The effects of the restatement also reflect corrections of other immaterial errors related to income taxes and earnings per share. The corrections had no impact on total revenues or total cash flow for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Previously Issued Financial Statements, Continued

	February 2, 2013
	As Previously Reported	Adjustments	As Restated
(In Thousands)
Consolidated Balance Sheets
Deferred income taxes	$26,448	$(7,717)	$18,731
Total assets	1,333,789	(7,717)	1,326,072
Accrued employee compensation	55,078	163	55,241
Accrued other taxes	27,004	(1,019)	25,985
Total current liabilities	276,054	(856)	275,198
Deferred rent and other long-term liabilities	177,537	(20,130)	157,407
Total liabilities	523,271	(20,986)	502,285
Retained Earnings	655,920	13,269	669,189
Total Genesco equity	808,591	13,269	821,860
Total equity	810,518	13,269	823,787
Total liabilities and equity	1,333,789	(7,717)	1,326,072
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$1,306,470	$(270)	$1,306,200
Selling and administrative expenses	1,113,340	(1,623)	1,111,717
Earnings from operations	167,970	1,893	169,863
Earnings from continuing operations before income taxes	162,939	1,893	164,832
Income tax expense	51,941	(6)	51,935
Earnings from continuing operations	110,998	1,899	112,897
Net earnings	110,536	1,899	112,435
Comprehensive income	115,261	1,899	117,160
Basic EPS - continuing operations	4.70	0.08	4.78
Basic EPS - net earnings	4.68	0.08	4.76
Diluted EPS - continuing operations	4.62	0.07	4.69
Diluted EPS - net earnings	4.60	0.08	4.68
Consolidated Statements of Cash Flows
Net earnings	$110,536	$1,899	$112,435
Deferred income taxes	(17,831)	213	(17,618)
Other accrued liabilities	(6,908)	284	(6,624)
Other assets and liabilities	51,739	(2,396)	49,343

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Previously Issued Financial Statements, Continued

	January 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands)
Consolidated Balance Sheets
Deferred income taxes	$28,152	$(7,504)	$20,648
Total assets	1,237,265	(7,504)	1,229,761
Accrued employee compensation	53,029	(300)	52,729
Accrued other taxes	26,293	(1,059)	25,234
Accrued income taxes	16,390	219	16,609
Total current liabilities	304,462	(1,140)	303,322
Deferred rent and other long-term liabilities	156,794	(17,734)	139,060
Total liabilities	519,655	(18,874)	500,781
Retained Earnings	586,990	11,370	598,360
Total Genesco equity	715,361	11,370	726,731
Total equity	717,610	11,370	728,980
Total liabilities and equity	1,237,265	(7,504)	1,229,761
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$1,144,281	$(649)	$1,143,632
Selling and administrative expenses	1,001,159	(16,966)	984,193
Earnings from operations	143,870	17,615	161,485
Earnings from continuing operations before income taxes	138,778	17,615	156,393
Income tax expense	55,794	7,148	62,942
Earnings from continuing operations	82,984	10,467	93,451
Net earnings	81,959	10,467	92,426
Comprehensive income	73,298	10,467	83,765
Basic EPS - continuing operations	3.56	0.33	3.89
Basic EPS - net earnings	3.52	0.32	3.84
Diluted EPS - continuing operations	3.48	0.35	3.83
Diluted EPS - net earnings	3.43	0.36	3.79
Consolidated Statements of Cash Flows
Net earnings	$81,959	$10,467	$92,426
Deferred income taxes	2,732	6,929	9,661
Other accrued liabilities	9,046	338	9,384
Other assets and liabilities	23,270	(17,734)	5,536

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Restatement of Previously Issued Financial Statements, Continued

	January 29, 2011
	As Previously Reported	Adjustments	As Restated
(In Thousands)
Consolidated Balance Sheets
Deferred income taxes	$19,130	$(575)	$18,555
Total current assets	513,055	(575)	512,480
Total assets	961,082	(575)	960,507
Accrued employee compensation	38,188	(1,381)	36,807
Accrued other taxes	17,289	(97)	17,192
Total current liabilities	234,363	(1,478)	232,885
Total liabilities	334,261	(1,478)	332,783
Retained Earnings	505,224	903	506,127
Total Genesco equity	624,318	903	625,221
Total equity	626,821	903	627,724
Total liabilities and equity	961,082	(575)	960,507
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$891,764	$(76)	$891,688
Selling and administrative expenses	803,425	(1,069)	802,356
Earnings from operations	86,083	1,145	87,228
Earnings from continuing operations before income taxes	84,961	1,145	86,106
Income tax expense	30,414	448	30,862
Earnings from continuing operations	54,547	697	55,244
Net earnings	53,211	697	53,908
Comprehensive income	57,710	697	58,407
Basic EPS - continuing operations	2.34	(0.04)	2.30
Basic EPS - net earnings	2.28	(0.04)	2.24
Diluted EPS - continuing operations	2.29	(0.02)	2.27
Diluted EPS - net earnings	2.24	(0.02)	2.22
Consolidated Statements of Cash Flows
Net earnings	$53,211	$697	$53,908
Deferred income taxes	(11,866)	448	(11,418)
Other accrued liabilities	41,597	(1,145)	40,452

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 3
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

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 79 retail stores in the United Kingdom and the Republic of Ireland and 13 concessions in Republic apparel stores as of February 2, 2013. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $11.2 million. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. During Fiscal 2013, compensation expense related to the Schuh acquisition deferred purchase price obligation was $12.1 million, compared to $7.2 million in Fiscal 2012. This expense is included in the operating earnings for the Schuh Group segment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 3
Acquisitions and Intangible Assets, Continued

The acquisition has been accounted for using the purchase method in accordance with the Business Combinations Topic of the Codification. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows (amounts in thousands):

At June 23, 2011
Cash	$24,836
Accounts receivable	4,673
Inventories	32,179
Other current assets	7,565
Property and equipment	30,314
Other non-current assets	6,977
Deferred taxes	4,197
Trademarks	27,224
Other intangibles	4,995
Goodwill	102,907
Accounts payable	(16,196)
Other current liabilities	(24,718)
Long-term debt (includes current portion)	(62,562)
Other non-current liabilities	(26,637)
Net Assets Acquired	115,754

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

	Twelve Months Ended - Pro forma	Twelve Months Ended - Pro forma
In thousands, except per share data	January 28, 2012	January 29, 2011
Net sales	$2,384,267	2,045,473
Earnings from continuing operations (As restated)	96,845	58,594
Earnings per share: (As restated)
Basic	$4.03	$2.44
Diluted	$3.97	$2.41

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

Note 4
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

Note 5
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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of February 2, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of April 28, 2012	$47	—	$—	$47	$46
Measured as of July 28, 2012	$54	—	—	$54	$391
Measured as of October 27, 2012	$211	—	—	$211	$283
Measured as of February 2, 2013	$131	$—	$—	$131	$676

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
Credit Facility:

On June 23, 2011, the Company entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Facility”) dated January 21, 2011 by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment raised the aggregate principal amount on the credit facility to $375.0 million from $300.0 million. The Credit Facility was amended to permit the Schuh acquisition (see Note 3). The Credit Facility expires January 21, 2016.

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
Notes to Consolidated Financial Statements

Note 9
Equity
Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares			Amounts in Thousands			Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			2013	2012	2011	2013	2012	2011
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		16,203	30,368	33,497	$648	$1,215	$1,340.83			1
$4.75 Series 3	40,449		7,398	11,643	12,163	740	1,164	1,216	2.11		2
$4.75 Series 4	53,764		3,247	3,397	3,579	325	340	358	1.52		1
Series 6	800,000		—	—	—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		30,067	30,067	30,067	902	902	902			1
			56,915	75,475	79,306	2,615	3,621	3,816
Employees’ Subordinated Convertible Preferred	5,000,000		46,852	47,922	49,192	1,405	1,437	1,476	1.00	***	1
Stated Value of Issued Shares						4,020	5,058	5,292
Employees’ Preferred Stock Purchase Accounts						(96)	(101)	(109)
Total Non-Redeemable Preferred Stock						$3,924	$4,957	$5,183

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

Note 9
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

Note 9
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

For the year ended February 2, 2013, 223,618 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $21.50, for a total of $4.8 million; 194,232 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,463 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $63.84, for a total of $0.2 million; 10,224 shares were issued to directors for no consideration; 75,552 shares were withheld for taxes on restricted stock vested in Fiscal 2013; 4,020 shares of restricted stock were forfeited in Fiscal 2013; and 22,028 shares were issued in miscellaneous conversions of Series 1, 3, 4 and Employees’ Subordinated Convertible Preferred Stock. The 223,618 options exercised were all fixed stock options (see Note 13). In addition, the Company repurchased and retired 645,904 shares of common stock at an average weighted market price of $58.29 for a total of $37.6 million.

For the year ended January 28, 2012, 390,357 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $24.82, for a total of $9.7 million; 289,407 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,717 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $48.95, for a total of $0.1 million; 14,643 shares were issued to directors for no consideration; 93,089 shares were withheld for taxes on restricted stock vested in Fiscal 2012; 14,081 shares of restricted stock were forfeited in Fiscal 2012; and 5,238 shares were issued in miscellaneous conversions of Series 1, 3, 4 and Employees’ Subordinated Convertible Preferred Stock. The 390,357 options exercised were all fixed stock options (see Note 13).

For the year ended January 29, 2011, 118,450 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $18.77, for a total of $2.2 million; 404,995 shares of common stock were issued as restricted shares as part of the 2009 Equity Incentive Plan; 4,230 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $28.39, for a total of $0.1 million; 17,838 shares were issued to directors for no consideration; 81,731 shares were withheld for taxes on restricted stock vested in Fiscal 2011; 1,575 shares of restricted stock were forfeited in Fiscal 2011; and 1,501 shares were issued in miscellaneous conversions of Series 3 and Employees’ Subordinated Convertible Preferred Stock. The 118,450 options exercised were all fixed stock options (see Note 13). In addition, the Company repurchased and retired 863,767 shares of common stock at an average weighted market price of $28.74 for a total of $24.8 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
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
Notes to Consolidated Financial Statements

Note 10
Income Taxes
Income tax expense from continuing operations is comprised of the following (as restated):

In thousands	2013	2012	2011
Current
U.S. federal	$50,859	$42,103	$35,103
International	9,853	2,226	1,474
State	8,841	8,952	5,703
Total Current Income Tax Expense	69,553	53,281	42,280
Deferred
U.S. federal	(7,924)	5,579	(7,789)
International	(6,379)	4,370	—
State	(3,315)	(288)	(3,629)
Total Deferred Income Tax Expense (Benefit)	(17,618)	9,661	(11,418)
Total Income Tax Expense – Continuing Operations (As restated)	$51,935	$62,942	$30,862

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
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following (as restated):

	February 2,	January 28,
In thousands	2013	2012
Identified intangibles	$(28,076)	$(28,125)
Prepaids	(2,943)	(2,814)
Convertible bonds	(3,001)	(3,001)
Total deferred tax liabilities	(34,020)	(33,940)
Options	965	1,289
Deferred rent	5,847	7,043
Pensions	8,321	8,936
Expense accruals	16,766	9,642
Uniform capitalization costs	12,539	9,893
Book over tax depreciation	13,783	11,756
Provisions for discontinued operations and restructurings	4,745	5,201
Inventory valuation	2,015	2,397
Tax net operating loss and credit carryforwards	3,535	8,306
Allowances for bad debts and notes	1,598	1,641
Deferred compensation and restricted stock	6,382	5,174
Other	3,500	5,460
Gross deferred tax assets	79,996	76,738
Deferred tax asset valuation allowance	(3,541)	(3,790)
Deferred tax asset net of valuation allowance	76,455	72,948
Net Deferred Tax Assets (As restated)	$42,435	$39,008
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows (as restated):

	2013	2012
Net current asset	$23,725	$22,541
Net non-current asset	18,731	20,648
Net non-current liability	(21)	(4,181)
Net Deferred Tax Assets (As restated)	$42,435	$39,008

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows (as restated):

	2013	2012	2011
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.11	3.62	2.61
Foreign rate differential	(1.98)	(1.71)	—
Change in valuation allowance	(0.17)	0.60	—
Permanent items	1.85	2.27	(0.82)
Uncertain tax positions	(5.73)	—	(1.54)
Other	(0.57)	0.47	0.59
Effective Tax Rate (As restated)	31.51%	40.25%	35.84%

The provision for income taxes resulted in an effective tax rate for continuing operations of 31.51% for Fiscal 2013, compared with an effective tax rate of 40.25% for Fiscal 2012. The decrease in the effective tax rate for Fiscal 2013 was primarily attributable to the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

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

Note 11
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Earnings Per Share

	For the Year Ended February 2, 2013 (As restated)			For the Year Ended January 28, 2012 (As restated)			For the Year Ended January 29, 2011 (As restated)
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$112,897			$93,451			$55,244
Less: Preferred stock dividends and income from participating securities	(147)			(3,338)			(1,982)
Basic EPS from continuing operations
Income available to common shareholders	112,750	23,584	$4.78	90,113	23,179	$3.89	53,262	23,155	$2.30
Effect of Dilutive Securities from continuing operations
Plus: Income from participating securities	—			43			21
Options and restricted stock		372			283			228
Convertible preferred stock(1)	88	34		141	55		58	26
Employees’ preferred stock(2)		47			48			50
Diluted EPS
Income available to common shareholders plus assumed conversions	$112,838	24,037	$4.69	$90,297	23,565	$3.83	$53,341	23,459	$2.27

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

Note 13
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

Note 13
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

Note 13
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

Note 13
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

Note 13
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

Note 15
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
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2013 (As restated)
	Journeys Group		Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,111,490		$370,480	$793,016	$221,870	$108,808	$1,234	$2,606,898
Intercompany sales	—	—	—	(1,761)	(10)	(310)	—	(2,081)
Net sales to external customers	$1,111,490		$370,480	$791,255	$221,860	$108,498	$1,234	$2,604,817
Segment operating income (loss)	$109,953		$11,209	$82,867	$15,696	$10,078	$(42,903)	$186,900
Asset Impairments and other*	—		—	—	—	—	(17,037)	(17,037)
Earnings (loss) from operations	109,953		11,209	82,867	15,696	10,078	(59,940)	169,863
Interest expense	—		—	—	—	—	(5,126)	(5,126)
Interest income	—		—	—	—	—	95	95
Earnings (loss) from continuing operations before income taxes	$109,953		$11,209	$82,867	$15,696	$10,078	$(64,971)	$164,832

Total assets**	$280,396		$231,323	$519,006	$89,505	$43,212	$162,630	$1,326,072
Depreciation and amortization	20,190		10,040	26,892	3,738	366	2,471	63,697
Capital expenditures	21,852		16,873	21,448	6,680	1,255	3,629	71,737

 *Asset Impairments and other includes a $1.4 million charge for asset impairments, of which $0.9 million is in the Lids Sports Group,
$0.4 million is in the Journeys Group and $0.1 million is in the Johnston & Murphy Group, a $15.6 million charge for network intrusion costs and a $0.1 million charge for other legal matters.

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
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2012 (As restated)
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,020,116	212,262	$759,671	$201,725	$97,721	$1,116	$2,292,611
Intercompany sales	—	—	(347)	—	(277)	—	(624)
Net sales to external customers	$1,020,116	$212,262	$759,324	$201,725	$97,444	$1,116	$2,291,987
Segment operating income (loss)	$89,045	$11,711	$86,037	$13,743	$9,451	$(45,825)	$164,162
Asset Impairments and other*	—	—	—	—	—	(2,677)	(2,677)
Earnings (loss) from operations	89,045	11,711	86,037	13,743	9,451	(48,502)	161,485
Interest expense	—	—	—	—	—	(5,157)	(5,157)
Interest income	—	—	—	—	—	65	65
Earnings (loss) from continuing operations before income taxes	$89,045	$11,711	$86,037	$13,743	$9,451	$(53,594)	$156,393
Total assets**	$259,331	205,313	$489,512	$79,321	$34,974	$161,310	$1,229,761
Depreciation and amortization	20,742	4,602	22,541	3,538	285	2,029	53,737
Capital expenditures	11,125	7,406	24,497	1,894	718	3,816	49,456
 *Asset Impairments and other includes a $1.1 million charge for asset impairments, of which $0.6 million is in the Journeys Group, $0.3 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $0.7 million charge for network intrusion costs and a $0.9 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $99.1 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $6.5 million of additions in Fiscal 2012 resulting from small acquisitions and the Schuh Group goodwill is due to the acquisition of Schuh in the second quarter of Fiscal 2012 of $102.9 million which has been decreased by $3.0 million due to foreign currency translation adjustment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2011 (As restated)
	Journeys Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$898,500	$603,533	$185,012	$101,839	$1,339	$1,790,223
Intercompany sales	—	(188)	(1)	(195)	—	(384)
Net sales to external customers	$898,500	$603,345	$185,011	$101,644	$1,339	$1,789,839
Segment operating income (loss)	$49,806	$56,790	$7,637	$12,201	$(30,639)	$95,795
Asset Impairments and other*	—	—	—	—	(8,567)	(8,567)
Earnings (loss) from operations	49,806	56,790	7,637	12,201	(39,206)	87,228
Interest expense	—	—	—	—	(1,130)	(1,130)
Interest income	—	—	—	—	8	8
Earnings (loss) from continuing operations before income taxes	$49,806	$56,790	$7,637	$12,201	$(40,328)	$86,106
Total assets**	$268,335	$435,016	$72,393	$38,152	$146,611	$960,507
Depreciation and amortization	23,005	18,627	3,754	217	2,135	47,738
Capital expenditures	7,754	17,908	1,687	27	1,923	29,299

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

Note 16
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter (As restated)				2nd Quarter (As restated)				3rd Quarter (As restated)				4th Quarter (As restated)				Fiscal Year (As restated)
except per share amounts)	2013		2012		2013		2012		2013		2012		2013(a)		2012		2013(b)	2012
Net sales	$600,144		$481,502		$543,522		$470,591		$664,458		$616,525		$796,693		$723,369		$2,604,817	$2,291,987
Gross margin	306,906		246,864		273,059		235,887		334,412		310,647		384,240		354,957		1,298,617	1,148,355
Earnings from continuing operations before income taxes	35,886	(1)	29,119	(3)	14,638	(5)	3,688	(6)	52,907	(8)	48,148	(10)	61,401	(12)	75,438	(14)	164,832	156,393
Earnings from continuing operations	21,754		17,471		10,009		2,243		42,221		28,649		38,913		45,088		112,897	93,451
Net earnings (loss)	21,577	(2)	17,289	(4)	9,968		1,501	(7)	42,127	(9)	28,576	(11)	38,763	(13)	45,060		112,435	92,426
Diluted earnings (loss) per common share:
Continuing operations	0.88		0.73		0.41		0.09		1.76		1.17		1.64		1.83		4.69	3.83
Net earnings (loss)	0.87		0.72		0.40		0.06		1.76		1.16		1.63		1.83		4.68	3.79

(1)	Includes a net asset impairment and other charge of $0.1 million (see Note 4). (a) 14 week period vs. 13

(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 4). weeks in prior period.

(3)	Includes a net asset impairment and other charge of $1.2 million (see Note 4). (b) 53 week period vs. 52

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 4). weeks in prior period.

(5)	Includes a net asset impairment and other charge of $0.4 million (see Note 4).

(6)	Includes a net asset impairment and other charge of $0.4 million (see Note 4).

(7)	Includes a loss of $0.7 million, net of tax, from discontinued operations (see Note 4).

(8)	Includes a net asset impairment and other charge of $0.4 million (see Note 4).

(9)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 4).

(10)	Includes a net asset impairment and other charge of $0.3 million (see Note 4).

(11)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 4).

(12)	Includes a net asset impairment and other charge of $16.1 million (see Note 4).

(13)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 4).

(14)	Includes a net asset impairment and other charge of $0.8 million (see Note 4).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A, CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures (As restated).
The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. Prior to the filing of our Form 10-K for the fiscal year ended February 2, 2013 ("Original Filing"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 2, 2013. Based upon this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2013.
Subsequent to this evaluation and conclusion, the Company has determined that there was a material weakness in its internal controls over financial reporting as of February 2, 2013 solely due to the accounting for bonus awards retained under the terms of the Company's EVA Incentive Plan, as further described in Note 2 to the Consolidated Financial Statements included elsewhere in this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level.
Management’s report on internal control over financial reporting (As restated).
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Prior to our Original Filing, management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believed that, as of February 2, 2013, the Company’s internal control over financial reporting was effective based on those criteria. Subsequently, during our second quarter Fiscal 2014 reporting process, we identified a material weakness in our internal controls over financial reporting related to the accounting for bonus awards retained under the terms of the Company's EVA Incentive Plan. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls resulted in the restatement of our 2011, 2012 and 2013 financial statements included in this report. As a result, management has now concluded that our internal control over financial reporting was not effective as of February 2, 2013, based on the COSO criteria.
Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein.
Remediation of Material Weakness
The Company has corrected its accounting treatment of bonus awards retained under the terms of the EVA Incentive Plan and has subsequently implemented new controls to ensure that such awards are accounted for appropriately in future periods, which management believes will remediate the material weakness in internal control over financial reporting discussed above. The Company will test the ongoing operating effectiveness of these controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 13 Share-Based Compensation Plans.

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
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets, February 2, 2013 and January 28, 2012 (As restated)
Consolidated Statements of Operations, each of the three fiscal years ended 2013, 2012 and 2011 (As restated)
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2013, 2012 and 2011 (As restated)
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2013, 2012 and 2011 (As restated)
Consolidated Statements of Equity, each of the three fiscal years ended 2013, 2012 and 2011 (As restated)
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2013, 2012 and 2011
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 116.
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

(21)		Subsidiaries of the Company (filed with the Original Filing)
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 114.
(24)		Power of Attorney (filed with the Original Filing)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)
Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21(filed with the Original Filing).

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 333-62653, 333-08463, 333-104908, 333-40249, 333-128201, 333-160339, and 333-180463) and in the Registration Statement on Form S-3 (Registration No. 333-109019) of Genesco Inc. of our report dated April 3, 2013, except for Note 2, as to which the date is September 24, 2013, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries, and our report dated April 3, 2013, except for the effect of the material weakness described in the fifth and sixth paragraphs of that report, as to which the date is September 24, 2013, with respect to the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries, included in this Annual Report (Form 10-K/A) for the year ended February 2, 2013.

/s/ Ernst & Young LLP
Nashville, Tennessee
September 24, 2013

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/James S. Gulmi

James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer
Date: September 24, 2013

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