Form 10-Q/A
period 2013-05-04
GENESCO INC
filed 2013-09-24
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The Company has reviewed its accounting treatment for expensing of retained bonus amounts. Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of the review of this treatment, the Company has determined the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined. As a result, the Company is filing this amendment to its Form 10-Q for the three months ended May 4, 2013, to amend and restate the financial statements and other financial information contained herein to correct the errors. In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Annual Report on Form 10-K for the fiscal year ended February 2, 2013 in connection with the restatement of its financial statements for Fiscal 2013, 2012 and 2011.

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three months ended May 4, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on June 13, 2013 (the "Original Filing"). This Form 10-Q/A amends the Original Filing to correct the Company's accounting for expensing of its retained bonuses as more fully described in Note 2 to the Condensed Consolidated Financial Statements. Revisions to the Original Filing have been made to the following items to reflect the restatements:

•	Item 1 - Financial Statements

•	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 - Controls and Procedures

The restatements resulted in a decrease in diluted net earnings per share of ($0.16) for the three months ended May 4, 2013 and an increase of $0.02 for the three months ended April 28, 2012. Earnings from operations decreased by $6.5 million for the three months ended May 4, 2013 and increased by $1.0 million for the three months ended April 28, 2012. The corrections had no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

The Company has also determined that a control deficiency related to the process of accounting for retained bonuses, which gave rise to these restatements, constituted a material weakness in its internal controls over financial reporting. The Company has revised its calculation of retained bonuses and will use that process to account for bonuses in future periods. The Company has corrected its accounting treatment of bonus awards retained under the terms of the EVA Incentive Plan and has subsequently implemented new controls to ensure that such awards are accounted for appropriately in future periods, which management believes will remediate the material weakness in internal control over financial reporting discussed above. The Company will test the ongoing operating effectiveness of these controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See "Item 4 - Controls and Procedures."

Except for the amended information referred to above, no other information in the Original Filing is amended. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's Form 10-K and 10-K/A for the fiscal year ended February 2, 2013, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	May 4, 2013 (As restated)	February 2, 2013 (As restated)	April 28, 2012 (As restated)
Current Assets:
Cash and cash equivalents	$39,668	$59,795	$54,824
Accounts receivable, net of allowances of $6,022 at May 4, 2013,
$6,082 at February 2, 2013 and $7,146 at April 28, 2012	44,193	48,214	47,733
Inventories	509,100	505,344	445,245
Deferred income taxes	23,851	23,725	22,678
Prepaids and other current assets	40,614	45,193	43,083
Total current assets	657,426	682,271	613,563

Property and equipment:
Land	6,095	6,128	6,159
Buildings and building equipment	20,347	20,390	20,403
Computer hardware, software and equipment	120,810	120,757	119,609
Furniture and fixtures	151,325	148,903	130,960
Construction in progress	17,178	8,702	11,687
Improvements to leased property	318,979	318,376	301,302
Property and equipment, at cost	634,734	623,256	590,120
Accumulated depreciation	(393,200)	(381,587)	(361,959)
Property and equipment, net	241,534	241,669	228,161
Deferred income taxes	23,324	18,731	21,057
Goodwill	272,086	273,827	263,062
Trademarks, net of accumulated amortization of $3,620 at May 4,
2013, $3,350 at February 2, 2013 and $2,523 at April 28, 2012	76,670	77,408	78,873
Other intangibles, net of accumulated amortization of $18,024 at
May 4, 2013, $17,220 at February 2, 2013 and $14,559 at
April 28, 2012	10,709	11,598	14,029
Other noncurrent assets	20,325	20,568	33,872
Total Assets	$1,302,074	$1,326,072	$1,252,617

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	May 4, 2013 (As restated)	February 2, 2013 (As restated)	April 28, 2012 (As restated)
Current Liabilities:
Accounts payable	$117,923	$118,350	$153,436
Accrued employee compensation	24,090	55,241	33,202
Accrued other taxes	20,868	25,985	21,547
Accrued income taxes	6,772	2,096	14,518
Current portion – long-term debt	5,576	5,675	10,290
Other accrued liabilities	62,681	60,659	50,527
Provision for discontinued operations	7,202	7,192	7,710
Total current liabilities	245,112	275,198	291,230
Long-term debt	47,745	45,007	25,372
Pension liability	20,096	20,514	23,368
Deferred rent and other long-term liabilities	157,729	157,407	144,223
Provision for discontinued operations	4,183	4,159	4,321
Total liabilities	474,865	502,285	488,514
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,299	3,924	4,903
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 4, 2013 – 24,333,999/23,845,535
February 2, 2013 – 24,484,915/23,996,451
April 28, 2012 – 24,981,526/24,493,062	24,334	24,485	24,982
Additional paid-in capital	174,623	170,360	158,629
Retained earnings	672,537	669,189	619,891
Accumulated other comprehensive loss	(29,561)	(28,241)	(28,647)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	825,375	821,860	761,901
Noncontrolling interest – non-redeemable	1,834	1,927	2,202
Total equity	827,209	823,787	764,103
Total Liabilities and Equity	$1,302,074	$1,326,072	$1,252,617

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)
Net sales	$591,388	$600,144
Cost of sales	292,951	293,238
Selling and administrative expenses	271,384	269,768
Asset impairments and other, net	1,329	135
Earnings from operations	25,724	37,003
Interest expense, net:
Interest expense	1,061	1,132
Interest income	(22)	(15)
Total interest expense, net	1,039	1,117
Earnings from continuing operations before income taxes	24,685	35,886
Income tax expense	10,176	14,132
Earnings from continuing operations	14,509	21,754
Provision for discontinued operations, net	(99)	(177)
Net Earnings	$14,410	$21,577

Basic earnings per common share:
Continuing operations	$0.62	$0.89
Discontinued operations	0.00	(0.01)
Net earnings	$0.62	$0.88
Diluted earnings per common share:
Continuing operations	$0.61	$0.88
Discontinued operations	0.00	(0.01)
Net earnings	$0.61	$0.87

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, except as noted)

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)
Net earnings	$14,410	$21,577
Other comprehensive income (loss):
Loss on foreign currency forward contract, net of tax of
$0.0 million for April 28, 2012	—	(11)
Pension liability adjustment net of tax of $0.6 million for
May 4, 2013	984	—
Postretirement liability adjustment net of tax of $0.0 million
for May 4, 2013	16	—
Foreign currency translation adjustments	(2,320)	4,330
Total other comprehensive (loss) income	(1,320)	4,319
Comprehensive income	$13,090	$25,896

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,410	$21,577
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,429	15,253
Amortization of deferred note expense and debt discount	198	198
Deferred income taxes	(5,393)	(3,609)
(Recoveries) provision for losses on accounts receivable	(193)	1,447
Impairment of long-lived assets	1,208	46
Restricted stock expense	2,898	2,211
Provision for discontinued operations	163	293
Tax benefit of stock options and restricted stock exercised	(80)	(2,326)
Other	(52)	358
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	4,150	(5,338)
Inventories	(4,669)	(8,906)
Prepaids and other current assets	4,475	(2,715)
Accounts payable	18,196	8,405
Other accrued liabilities	(31,392)	(26,826)
Other assets and liabilities	3,179	7,506
Net cash provided by operating activities	23,527	7,574
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,781)	(14,118)
Acquisitions, net of cash acquired	—	—
Proceeds from asset sales	—	17
Net cash used in investing activities	(17,781)	(14,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,326)	(1,193)
Borrowings under revolving credit facility	109,600	34,300
Payments on revolving credit facility	(105,200)	(39,300)
Tax benefit of stock options and restricted stock exercised	80	2,326
Share repurchases	(8,629)	—
Change in overdraft balances	(18,321)	5,554
Redemption of preferred shares	(1,462)	—
Dividends paid on non-redeemable preferred stock	(33)	(46)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	159	4,783
Other	1	1
Net cash (used in) provided by financing activities	(25,131)	6,425
Effect of foreign exchange rate fluctuations on cash	(742)	1,136
Net (Decrease) Increase in Cash and Cash Equivalents	(20,127)	1,034
Cash and cash equivalents at beginning of period	59,795	53,790
Cash and cash equivalents at end of period	$39,668	$54,824
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$871	$859
Income taxes	4,542	17,385
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2012 (As restated)	$4,957	$24,758	$149,479	$598,360	$(32,966)	$(17,857)	$2,249	$728,980
Net earnings (As restated)	—	—	—	112,435	—	—	—	112,435
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013 (As restated)	3,924	24,485	170,360	669,189	(28,241)	(17,857)	1,927	823,787
Net earnings (As restated)	—	—	—	14,410	—	—	—	14,410
Other comprehensive loss	—	—	—	—	(1,320)	—	—	(1,320)
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	9	150	—	—	—	—	159
Issue shares - Employee Stock Purchase Plan	—	—	—	—	—	—	—	—
Employee and non-employee restricted stock	—	—	2,898	—	—	—	—	2,898
Restricted stock issuance	—	5	(5)	—	—	—	—	—
Restricted shares withheld for taxes	—	—	—	—	—	—	—	—
Tax benefit of stock options and
restricted stock exercised	—	—	80	—	—	—	—	80
Shares repurchased	—	(189)	—	(11,029)	—	—	—	(11,218)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,163)	24	1,140	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(93)	(93)
Balance May 4, 2013 (As restated)	$1,299	$24,334	$174,623	$672,537	$(29,561)	$(17,857)	$1,834	$827,209

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements and notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2014 ("Fiscal 2014") and of the fiscal year ended February 2, 2013 ("Fiscal 2013"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Genesco Inc.'s (the Company’s) Annual Report on Form 10-K as amended on September 24, 2013.

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

The Company recorded an effective income tax rate of 41.2% in the first quarter of Fiscal 2014 compared to 39.4% for the same period last year.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements

The Company is restating its Condensed Consolidated Financial Statements for the three months ended May 4, 2013 and April 28, 2012.

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

Following is a summary of the effects of this correction on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as of and for the three months ended May 4, 2013 and April 28, 2012. The effects of the restatement also reflect corrections of other immaterial errors related to income taxes and earnings per share. The corrections had no impact on total revenues or total cash flow for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the three months ended April 28, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$28,813	$(7,756)	$21,057
Total assets	1,260,373	(7,756)	1,252,617
Accrued employee compensation	40,009	(6,807)	33,202
Accrued other taxes	22,745	(1,198)	21,547
Total current liabilities	299,235	(8,005)	291,230
Deferred rent and other long-term liabilities	156,307	(12,084)	144,223
Total liabilities	508,603	(20,089)	488,514
Retained earnings	607,558	12,333	619,891
Total Genesco equity	749,568	12,333	761,901
Total equity	751,770	12,333	764,103
Total liabilities and equity	1,260,373	(7,756)	1,252,617
Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$293,480	$(242)	$293,238
Selling and administrative expenses	270,522	(754)	269,768
Earnings from operations	36,007	996	37,003
Earnings from continuing operations before income taxes	34,890	996	35,886
Income tax expense	14,099	33	14,132
Earnings from continuing operations	20,791	963	21,754
Net earnings	20,614	963	21,577
Comprehensive Income	24,933	963	25,896
Basic EPS - continuing operations	0.88	0.01	0.89
Basic EPS - net earnings	0.87	0.01	0.88
Diluted EPS - continuing operations	0.86	0.02	0.88
Diluted EPS - net earnings	0.85	0.02	0.87
Condensed Consolidated Statements of Cash Flows
Net earnings	$20,614	$963	$21,577
Deferred income taxes	(3,861)	252	(3,609)
Other accrued liabilities	(19,961)	(6,865)	(26,826)
Other assets and liabilities	1,856	5,650	7,506

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 28, 2012	$3,621	$1,437	$(101)	$4,957
Other stock conversions	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(11)	1	(1,163)
Balance May 4, 2013	$—	$1,394	$(95)	$1,299

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	(As restated)			(As restated)
	May 4, 2013			April 28, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$14,509			$21,754

Less: Preferred stock dividends and income from participating securities	(33)			(783)

Basic EPS from continuing operations
Income available to
common shareholders	14,476	23,295	$0.62	20,971	23,543	$.89

Effect of Dilutive Securities from continuing operations
Plus:Income from participating securities	—			8
Options		390			192
Convertible preferred stock(1)	—	—		35	54
Employees' preferred stock(2)		47			48

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$14,476	23,732	$0.61	$21,014	23,837	$.88

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information

During the three months ended May 4, 2013 and April 28, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Three Months Ended
May 4, 2013 (As restated)	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$257,143	$68,323	$178,108	$58,425	$29,441	$237	$591,677
Intercompany Sales	—	—	(203)	—	(86)	—	(289)
Net sales to external customers	$257,143	$68,323	$177,905	$58,425	$29,355	$237	$591,388
Segment operating income (loss)	$22,213	$(4,643)	$10,796	$3,848	$2,921	$(8,082)	$27,053
Asset Impairments and other*	—	—	—	—	—	(1,329)	(1,329)
Earnings (loss) from operations	22,213	(4,643)	10,796	3,848	2,921	(9,411)	25,724
Interest expense	—	—	—	—	—	(1,061)	(1,061)
Interest income	—	—	—	—	—	22	22
Earnings (loss) from continuing operations before income taxes	$22,213	$(4,643)	$10,796	$3,848	$2,921	$(10,450)	$24,685
Total assets**	$265,975	$230,003	$538,178	$89,629	$38,537	$139,752	$1,302,074
Depreciation and amortization	4,950	2,709	6,972	980	126	692	16,429
Capital expenditures	5,039	2,792	7,275	1,950	298	427	17,781

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

Three Months Ended
April 28, 2012 (As restated)	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$263,840	70,312	$183,375	$51,413	$31,343	$177	$600,460
Intercompany Sales	—	—	(239)	—	(77)	—	(316)
Net sales to external customers	$263,840	$70,312	$183,136	$51,413	$31,266	$177	$600,144
Segment operating income (loss)	$26,843	$(2,081)	$18,748	$3,996	$3,369	$(13,737)	$37,138
Asset Impairments and other*	—	—	—	—	—	(135)	(135)
Earnings (loss) from operations	26,843	(2,081)	18,748	3,996	3,369	(13,872)	37,003
Interest expense	—	—	—	—	—	(1,132)	(1,132)
Interest income	—	—	—	—	—	15	15
Earnings (loss) from continuing operations before income taxes	$26,843	$(2,081)	$18,748	$3,996	$3,369	$(14,989)	$35,886
Total assets**	$260,425	217,501	$495,815	$77,931	$33,338	$167,607	$1,252,617
Depreciation and amortization	4,970	2,242	6,509	893	76	563	15,253
Capital expenditures	4,159	2,573	4,501	1,871	55	959	14,118

*Asset Impairments and other includes a $0.1 million charge for network intrusion costs.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $103.2 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $3.3 million from January 28, 2012 due to foreign currency translation adjustment.

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

Summary of Results of Operations
The Company's net sales decreased 1.5% during the first quarter of Fiscal 2014 compared to the same quarter of Fiscal 2013. The decrease reflected a 3% decrease in each of Journeys Group, Schuh Group and Lids Sports Group sales and a 6% decrease in Licensed Brands sales, partially offset by a 14% increase in Johnston & Murphy Group sales. Gross margin as a percentage of net sales decreased to 50.5% during the first quarter of Fiscal 2014, compared to 51.1% for the same period last year, reflecting decreased gross margin as a percentage of net sales in the Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin in Licensed Brands. Gross margin was flat for Journeys Group. Selling and administrative expenses increased as a percentage of net sales during the first quarter of Fiscal 2014, reflecting increases as a percentage of net sales in all of the Company's business units. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in all of the Company's business units.

Significant Developments

Restatement of Previously Issued Financial Statements
The Company is restating its Condensed Consolidated Financial Statements for the three months ended May 4, 2013 and April 28, 2012.

Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any year are retained and paid out over the three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company or is terminated for cause before the retained amount is paid. Historically, the Company has expensed the full amount of the retained bonus in the year in which it was determined. As a result of a review of this treatment, the Company has determined that the retained bonus should be expensed across the three-year service period rather than fully expensed in the year it is determined. The effects of the restatement also reflect corrections of other immaterial errors related to income taxes and earnings per share. The corrections have no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented. See Note 2 in the Condensed Consolidated Financial Statements for additional information on the restatement. The results for the three months ended May 4, 2013 and April 28, 2012 have been restated in the results of operations discussion below.

Preferred Stock Redemption
The Company issued a notice of mandatory redemption effective April 30, 2013 to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 and on its $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The total cost of the redemption was $1.5 million. For additional information on the redemption, see Note 8 to the Condensed Consolidated Financial Statements.

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

Results of Operations - First Quarter Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the first quarter ended May 4, 2013 decreased 1.5% to $591.4 million from$600.1 million in the first quarter ended April 28, 2012, reflecting decreased net sales and/or comparable sales in all of the Company's business units except Johnston & Murphy Group. Gross margin decreased 2.8% to $298.4 million in the first quarter this year from $306.9 million in the same period last year and decreased as a percentage of net sales from 51.1% to 50.5%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Licensed Brands. Gross margin was flat in Journeys Group. Selling and administrative expenses in the first quarter this year increased 0.6% from the first quarter last year and increased as a percentage of net sales from 45.0% to 45.9% reflecting increased expenses in all of the Company's business units. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended May 4, 2013 were $24.7 million compared to $35.9 million for the first quarter ended April 28, 2012. Pretax earnings for the first quarter ended May 4, 2013 included asset impairment and other charges of $1.3 million primarily for retail store asset impairments and network intrusion expenses and $2.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first quarter ended April 28, 2012 included asset impairment and other charges of $0.1 million, primarily for network intrusion expenses and $3.0 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the first quarter ended May 4, 2013 were $14.4 million ($0.61 diluted earnings per share) compared to $21.6 million ($0.87 diluted earnings per share) for the first quarter ended April 28, 2012. The Company recorded an effective income tax rate of 41.2% in the first quarter this year compared to 39.4% in the same period last year.

Journeys Group

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$257,143	$263,840	(2.5)%
Earnings from operations	$22,213	$26,843	(17.2)%
Operating margin	8.6%	10.2%

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

Journeys Group earnings from operations for the first quarter ended May 4, 2013 decreased 17.2% to $22.2 million compared to $26.8 million for the first quarter ended April 28, 2012. The decrease was primarily due to decreased net sales and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales, partially offset by decreased bonus accruals.

Schuh Group

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$68,323	$70,312	(2.8)%
Loss from operations	$(4,643)	$(2,081)	(123.1)%
Operating margin	(6.8)%	(3.0)%

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

Schuh Group loss from operations was ($4.6) million for the first quarter ended May 4, 2013 compared to a loss of ($2.1) million for the first quarter ended April 28, 2012. The increased loss was primarily due to decreased net sales from negative comparable sales and decreased gross margin as a percentage of net sales, reflecting lower initial markons related to changes in product mix and increased promotional activity. The loss included $2.9 million in the first quarter this year and $3.0 million in the first quarter last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $1.0 million this year and $2.5 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. These improvements in deferred purchase price - related compensation expense and contingent bonus expense this year were more than offset by the effects of decreases in net sales, which created negative leverage in store related expenses, and lower gross margin.

Lids Sports Group

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$177,905	$183,136	(2.9)%
Earnings from operations	$10,796	$18,748	(42.4)%
Operating margin	6.1%	10.2%

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

Lids Sports Group earnings from operations for the first quarter ended May 4, 2013 decreased 42.4% to $10.8 million compared to $18.7 million for the first quarter ended April 28, 2012. The decrease was due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting decreased initial mark-on related to changes in product mix and lowering of prices on "snap-back" to meet competition, and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$58,425	$51,413	13.6%
Earnings from operations	$3,848	$3,996	(3.7)%
Operating margin	6.6%	7.8%

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

Johnston & Murphy Group earnings from operations for the first quarter ended May 4, 2013 decreased 3.7% to $3.8 million compared to $4.0 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting changes in product mix and higher markdowns, and to increased expenses as a percentage of net sales, due primarily to development costs associated with the planned launch of a new line in the fall of this year.

Licensed Brands

	Three Months Ended
	May 4, 2013 (As restated)	April 28, 2012 (As restated)	% Change
	(dollars in thousands)
Net sales	$29,355	$31,266	(6.1)%
Earnings from operations	$2,921	$3,369	(13.3)%
Operating margin	10.0%	10.8%

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

Licensed Brands' earnings from operations decreased 13.3%, from $3.4 million for the first quarter last year to $2.9 million for the first quarter this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, primarily due to increased advertising and freight expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 4, 2013 was $9.4 million compared to $13.9 million for the first quarter ended April 28, 2012. Corporate expense in the first quarter this year included $1.3 million in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. Last year's expense in the first quarter included $0.1 million in asset impairment and other charges, primarily for network intrusion expenses. Excluding the charges listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 7.0% from $1.1 million in the first quarter last year to $1.0 million for the first quarter this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 4, 2013 (As restated)	February 2, 2013 (As restated)	April 28, 2012 (As restated)
	(dollars in millions)
Cash and cash equivalents	$39.7	$59.8	$54.8
Working capital	$412.3	$407.1	$322.3
Long-term debt (including current portion)	$53.3	$50.7	$35.7

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $23.5 million in the first three months of Fiscal 2014 compared to $7.6 million in the first three months of Fiscal 2013. The $15.9 million increase in cash flow from operating activities from last year reflects increases in cash flow from changes in accounts payable, accounts receivable and inventory of $9.8 million, $9.5 million and $4.2 million, respectively, offset by a $4.6 million decrease in cash flow from changes in other accrued liabilities. The $9.8 million increase in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $9.5 million increase in cash flow from changes in accounts receivable was due to decreased wholesale sales in Licensed Brands in this year's first quarter compared to increased footwear wholesale sales in the first quarter last year and improved collections in Lids Team Sports. The $4.2 million increase in cash flow from inventory reflects increases in retail inventory offset by decreased inventory in the wholesale businesses. The $4.6 million decrease in cash flow from other accrued liabilities reflects decreased bonus accruals.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures, (As restated).
The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. The Company conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of May 4, 2013, and determined that there was a material weakness in its internal controls over financial reporting as of that date solely due to the accounting for bonus awards retained under the terms of the Company's EVA Incentive Plan, as further described in Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting, (As restated).
Except as described above, there were no changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended May 4, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 10 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, as amended on September 24, 2013.

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
Date: September 24, 2013