Form 10-Q
period 2013-11-02
GENESCO INC
filed 2013-12-12
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 2, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 29, 2013, 23,833,386 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	November 2, 2013	February 2, 2013 (As restated)	October 27, 2012 (As restated)
Current Assets:
Cash and cash equivalents	$32,250	$59,795	$39,890
Accounts receivable, net of allowances of $5,144 at November 2,
2013, $6,082 at February 2, 2013 and $6,331 at October 27, 2012	64,235	48,214	61,006
Inventories	694,256	505,344	600,251
Deferred income taxes	20,033	23,725	23,109
Prepaids and other current assets	58,787	45,193	42,520
Total current assets	869,561	682,271	766,776

Property and equipment:
Land	6,131	6,128	6,152
Buildings and building equipment	20,415	20,390	20,427
Computer hardware, software and equipment	126,529	120,757	126,311
Furniture and fixtures	165,261	148,903	145,476
Construction in progress	33,259	8,702	12,757
Improvements to leased property	327,261	318,376	313,180
Property and equipment, at cost	678,856	623,256	624,303
Accumulated depreciation	(409,871)	(381,587)	(384,804)
Property and equipment, net	268,985	241,669	239,499
Deferred income taxes	15,980	18,731	22,935
Goodwill	283,049	273,827	272,201
Trademarks, net of accumulated amortization of $4,155 at Nov. 2,
2013, $3,350 at February 2, 2013 and $3,062 at Oct. 27, 2012	76,905	77,408	78,184
Other intangibles, net of accumulated amortization of $19,782 at
Nov. 2, 2013, $17,220 at February 2, 2013 and $16,336 at
October 27, 2012	9,502	11,598	12,462
Other noncurrent assets	21,821	20,568	33,565
Total Assets	$1,545,803	$1,326,072	$1,425,622

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	November 2, 2013	February 2, 2013 (As restated)	October 27, 2012 (As restated)
Current Liabilities:
Accounts payable	$265,067	$118,350	$219,826
Accrued employee compensation	49,837	55,241	54,782
Accrued other taxes	19,710	25,985	21,828
Accrued income taxes	4,099	2,096	2,415
Current portion – long-term debt	5,596	5,675	5,639
Other accrued liabilities	58,455	60,659	66,650
Provision for discontinued operations	7,223	7,192	7,081
Total current liabilities	409,987	275,198	378,221
Long-term debt	92,361	45,007	86,296
Pension liability	19,296	20,514	25,576
Deferred rent and other long-term liabilities	158,403	157,407	142,404
Provision for discontinued operations	4,158	4,159	4,202
Total liabilities	684,205	502,285	636,699
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,305	3,924	3,934
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
November 2, 2013 – 24,321,850/23,833,386
February 2, 2013 – 24,484,915/23,996,451
October 27, 2012 – 24,640,003/24,151,539	24,322	24,485	24,640
Additional paid-in capital	184,608	170,360	167,332
Retained earnings	692,380	669,189	638,532
Accumulated other comprehensive loss	(25,251)	(28,241)	(29,669)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	859,507	821,860	786,912
Noncontrolling interest – non-redeemable	2,091	1,927	2,011
Total equity	861,598	823,787	788,923
Total Liabilities and Equity	$1,545,803	$1,326,072	$1,425,622

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012 (As restated)	November 2, 2013	October 27, 2012 (As restated)
Net sales	$666,332	$664,458	$1,832,466	$1,808,124
Cost of sales	334,171	330,046	919,060	893,747
Selling and administrative expenses	283,702	279,847	829,506	806,425
Asset impairments and other, net	1,480	357	(4,331)	896
Earnings from operations	46,979	54,208	88,231	107,056
Interest expense, net:
Interest expense	1,199	1,342	3,418	3,691
Interest income	(9)	(41)	(49)	(66)
Total interest expense, net	1,190	1,301	3,369	3,625
Earnings from continuing operations before income taxes	45,789	52,907	84,862	103,431
Income tax expense	17,993	10,686	34,092	29,447
Earnings from continuing operations	27,796	42,221	50,770	73,984
Provision for discontinued operations, net	(46)	(94)	(270)	(312)
Net Earnings	$27,750	$42,127	$50,500	$73,672

Basic earnings per common share:
Continuing operations	$1.19	$1.79	$2.18	$3.12
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net earnings	$1.19	$1.78	$2.17	$3.11
Diluted earnings per common share:
Continuing operations	$1.18	$1.76	$2.15	$3.07
Discontinued operations	0.00	0.00	(0.01)	(0.02)
Net earnings	$1.18	$1.76	$2.14	$3.05

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012 (As restated)	November 2, 2013	October 27, 2012 (As restated)
Net earnings	$27,750	$42,127	$50,500	$73,672
Other comprehensive income (loss):
Gain on foreign currency forward contract, net of tax of $0.0
million for the three and nine months ended October 27, 2012, respectively	—	32	—	12
Pension liability adjustments, net of tax of $0.6 million and
$1.8 million for the three and nine months ended November 2, 2013, respectively	915	—	2,815	—
Postretirement liability adjustments, net of tax of $0.0
million for the three and nine months ended November 2, 2013, respectively	12	—	44	—
Foreign currency translation adjustments	5,626	3,124	131	3,285
Total other comprehensive income	6,553	3,156	2,990	3,297
Comprehensive income	$34,303	$45,283	$53,490	$76,969

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012 (As restated)	November 2, 2013	October 27, 2012 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,750	$42,127	$50,500	$73,672
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,634	15,651	49,517	46,195
Amortization of deferred note expense and debt discount	198	198	594	594
Deferred income taxes	7,320	(4,543)	4,594	(7,053)
Provision (recoveries) for losses on accounts receivable	61	340	(575)	1,195
Impairment of long-lived assets	350	283	1,767	720
Restricted stock expense	3,223	2,828	9,075	7,483
Provision for discontinued operations	77	155	446	515
Tax benefit of stock options and restricted stock exercised	7	(154)	(3,073)	(4,820)
Other	458	342	973	981
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(13,877)	(15,515)	(15,410)	(18,379)
Inventories	(63,441)	(40,975)	(186,837)	(159,683)
Prepaids and other current assets	2,434	15,973	(13,377)	(1,790)
Accounts payable	16,707	2,934	139,428	67,320
Other accrued liabilities	2,584	7,545	(16,075)	(9,347)
Other assets and liabilities	8,069	866	3,497	8,959
Net cash provided by operating activities	8,554	28,055	25,044	6,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,470)	(20,332)	(75,676)	(52,865)
Acquisitions, net of cash acquired	(1,000)	(2,893)	(12,006)	(13,690)
Proceeds from asset sales	—	28	60	66
Net cash used in investing activities	(39,470)	(23,197)	(87,622)	(66,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,412)	(1,417)	(4,655)	(9,014)
Borrowings under revolving credit facility	123,700	113,700	324,400	304,400
Payments on revolving credit facility	(98,500)	(121,600)	(273,100)	(245,500)
Tax benefit of stock options and restricted stock exercised	(7)	154	3,073	4,820
Share repurchases	(9,458)	(7,312)	(20,676)	(27,539)
Change in overdraft balances	2,705	3,372	7,192	12,984
Redemption of preferred shares	—	—	(1,462)	—
Dividends paid on non-redeemable preferred stock	—	(33)	(33)	(114)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	196	193	1,116	4,976
Other	(1)	—	1	—
Net cash provided by (used in) financing activities	17,223	(12,943)	35,856	45,013
Effect of foreign exchange rate fluctuations on cash	(84)	753	(823)	1,014
Net Decrease in Cash and Cash Equivalents	(13,777)	(7,332)	(27,545)	(13,900)
Cash and cash equivalents at beginning of period	46,027	47,222	59,795	53,790
Cash and cash equivalents at end of period	$32,250	$39,890	$32,250	$39,890
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,032	$1,334	$2,794	$3,043
Income taxes	2,807	8,839	32,011	53,752
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2012 (As restated)	$4,957	$24,758	$149,479	$598,360	$(32,966)	$(17,857)	$2,249	$728,980
Net earnings (As restated)	—	—	—	112,435	—	—	—	112,435
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013 (As restated)	3,924	24,485	170,360	669,189	(28,241)	(17,857)	1,927	823,787
Net earnings	—	—	—	50,500	—	—	—	50,500
Other comprehensive income	—	—	—	—	2,990	—	—	2,990
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	43	877	—	—	—	—	920
Issue shares - Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	9,075	—	—	—	—	9,075
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and
restricted stock exercised	—	—	3,073	—	—	—	—	3,073
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	20	1,139	—	—	—	—	2
Noncontrolling interest – loss	—	—	—	—	—	—	164	164
Balance November 2, 2013	$1,305	$24,322	$184,608	$692,380	$(25,251)	$(17,857)	$2,091	$861,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The condensed consolidated financial statements and notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2014 ("Fiscal 2014") and of the fiscal year ended February 2, 2013 ("Fiscal 2013"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Genesco Inc.'s (the Company’s) Annual Report on Form 10-K, as restated. See Note 2 for additional information.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, undergroundbyjourneys.com, schuh.co.uk and johnstonmurphy.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip line of slip-resistant, operational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids® and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at November 2, 2013, the Company operated 2,537 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the nine months ended November 2, 2013 and October 27, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other footwear brands.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level basis. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed in the prior year fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.
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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.2 million in the third quarter of Fiscal 2014 and 2013, respectively, and $0.4 million and $0.6 million in the first nine months of Fiscal 2014 and 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 4 and 10.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At November 2, 2013, the Company had a deferred tax valuation allowance of $3.6 million.

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

The Company recorded an effective income tax rate of 39.3% in the third quarter of Fiscal 2014 compared to 20.2% for the same period last year and 40.2% and 28.5% for the first nine months of Fiscal 2014 and 2013, respectively. The tax rates for Fiscal 2013 were lower compared to Fiscal 2014 primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with state tax authorities more favorable than anticipated related to other uncertain tax positions.

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

Share-Based Compensation
The Company has share-based compensation plans covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification. There was no share-based compensation expense related to stock options for the third quarters and first nine months of Fiscal 2014 or 2013. The Company has not issued any new stock option awards since the first quarter of Fiscal 2008. For the third quarter of Fiscal 2014 and 2013, restricted stock expense was $3.2 million and $2.8 million, respectively. For the first nine months of Fiscal 2014 and 2013, restricted stock expense was $9.1 million and $7.5 million, respectively. The fair value of employee restricted stock is determined based on the closing price of the Company’s stock on the date of the grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

There were no employee restricted stock or director restricted stock grants during the three months ended November 2, 2013 or October 27, 2012. During the nine months ended November 2, 2013, the Company issued 199,392 shares of employee restricted stock at a grant date fair value of $65.11 per share which vest in four equal annual installments over a four-year term. For the nine months ended October 27, 2012, the Company issued 194,232 shares of employee restricted stock at a grant date fair value of $57.58 per share which vest in four equal annual installments over a four-year term. For the nine months ended November 2, 2013, the Company issued 9,280 shares of director restricted stock at a weighted average price of $68.91 which vest on the first anniversary

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

of the grant date. For the nine months ended October 27, 2012, the Company issued 10,224 shares of director restricted stock at a weighted average price of $65.06, which vest on the first anniversary of the grant date. An outside director can elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. During the nine months ended November 2, 2013, the Company issued 4,790 shares of Retainer Stock at a grant date fair value of $59.53 per share which vest over one year. The Company did not issue any Retainer Stock for the three months ended November 2, 2013 or the three and nine months ended October 27, 2012.

Cash and Cash Equivalents
Included in cash and cash equivalents at November 2, 2013, February 2, 2013 and October 27, 2012 are cash equivalents of $0.0 million, $0.2 million and $0.0 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. At November 2, 2013, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents.

At November 2, 2013, February 2, 2013 and October 27, 2012, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $43.3 million, $36.1 million and $52.0 million, respectively. These amounts are included in accounts payable.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8% and another customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of November 2, 2013.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.8 million, $20.0 million and $20.0 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively, and deferred rent of $40.5 million, $37.9 million and $37.2 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Sheets include goodwill of $180.4 million for the Lids Sports Group, $101.8 million for the Schuh Group and $0.8 million for Licensed Brands at November 2, 2013, $172.3 million for the Lids
Sports Group, $100.7 million for the Schuh Group and $0.8 million for Licensed Brands at February 2, 2013 and $168.8 million for the Lids Sports Group, $102.6 million for the Schuh Group and $0.8 million for Licensed Brands at October 27, 2012.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $14.4 million on its Condensed Consolidated Balance Sheets. The Company found that the result of its annual impairment test in January 2013, which valued the business at approximately $2.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at November 2, 2013 and February 2, 2013 are:

Fair Values
In thousands	November 2, 2013		February 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$79,000	$79,106	$27,700	$27,742
UK Term Loans	18,957	19,003	22,982	22,982

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.3 million and $2.2 million for the third quarters of Fiscal 2014 and 2013, respectively, and $6.5 million and $6.0 million for the first nine months of Fiscal 2014 and 2013, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.2 million and less than $0.1 million for the third quarter of Fiscal 2014 and 2013, respectively, and $0.3 million and $0.2 million for the first nine months of Fiscal 2014 and 2013, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $11.1 million, $13.1 million and $9.7 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.

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

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations, if material individually or cumulatively. To date in Fiscal 2014, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $14.1 million and $12.5 million for the third quarters of Fiscal 2014 and 2013, respectively, and $38.0 million and $33.6 million for the first nine months of Fiscal 2014 and 2013, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $3.6 million, $1.4 million and $1.8 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.9 million and $1.1 million for the third quarters of Fiscal 2014 and 2013, respectively, and $2.7 million and $2.8 million for the first nine months of

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fiscal 2014 and 2013, respectively. During the first nine months of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.6 million and $0.9 million for the third quarters of Fiscal 2014 and 2013, respectively, and $1.8 million and $2.5 million for the first nine months of Fiscal 2014 and 2013, respectively. During the first nine months of Fiscal 2014 and 2013, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 2, 2013 consisted of $23.2 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.3 million, net of tax, and a cumulative foreign currency translation adjustment of $1.8 million.

The following table summarizes the components of accumulated other comprehensive income for the quarter ended November 2, 2013:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 2, 2013	$(1,931)	$(26,310)	$(28,241)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	131	—	131
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	4,721	4,721
Amortization reclassified from AOCI, before tax	—	4,721	4,721
Income tax expense (2)	—	1,862	1,862
Current period other comprehensive (loss) income, net of tax	131	2,859	2,990
Balance November 2, 2013	$(1,800)	$(23,451)	$(25,251)

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Principles
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the first quarter of Fiscal 2014 by presenting amounts reclassified out of AOCI as a separate disclosure in Note 1 to the Condensed Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with the Company's pension and postretirement plans.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements

The Company restated its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011 in its Form 10-K/A filed September 24, 2013 and restated its Condensed Consolidated Financial Statements for the three month periods ended May 4, 2013 and April 28, 2012 in its Form 10-Q/A filed September 24, 2013. This report on Form 10-Q includes restated Condensed Consolidated Financial Statements for the three and nine months ended October 27, 2012.

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

Following is a summary of the effects of corrections on the Company's Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows for the three and nine months ended October 27, 2012. The corrections had no impact on total revenues or total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the three months Ended October 27, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$30,711	$(7,776)	$22,935
Total assets	1,433,398	(7,776)	1,425,622
Accrued employee compensation	64,362	(9,580)	54,782
Accrued other taxes	22,962	(1,134)	21,828
Total current liabilities	388,935	(10,714)	378,221
Deferred rent and other long-term liabilities	152,499	(10,095)	142,404
Total liabilities	657,508	(20,809)	636,699
Retained earnings	625,499	13,033	638,532
Total Genesco equity	773,879	13,033	786,912
Total equity	775,890	13,033	788,923
Total liabilities and equity	1,433,398	(7,776)	1,425,622
Condensed Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$330,110	$(64)	$330,046
Selling and administrative expenses	281,613	(1,766)	279,847
Earnings from operations	52,378	1,830	54,208
Earnings from continuing operations before income taxes	51,077	1,830	52,907
Income tax expense	10,108	578	10,686
Earnings from continuing operations	40,969	1,252	42,221
Net earnings	40,875	1,252	42,127
Comprehensive Income	44,031	1,252	45,283
Basic EPS - continuing operations	1.74	0.05	1.79
Basic EPS - net earnings	1.73	0.05	1.78
Diluted EPS - continuing operations	1.71	0.05	1.76
Diluted EPS - net earnings	1.70	0.06	1.76
Condensed Consolidated Statements of Cash Flows
Net earnings	$40,875	$1,252	$42,127
Deferred income taxes	(5,121)	578	(4,543)
Other accrued liabilities	9,552	(2,007)	7,545
Other assets and liabilities	689	177	866

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Restatement of Previously Issued Financial Statements, Continued

	As of and for the nine months ended October 27, 2012
	As Previously Reported	Adjustments	As Restated
(In Thousands, except per share amounts)
Condensed Consolidated Balance Sheets
Deferred income taxes	$30,711	$(7,776)	$22,935
Total assets	1,433,398	(7,776)	1,425,622
Accrued employee compensation	64,362	(9,580)	54,782
Accrued other taxes	22,962	(1,134)	21,828
Total current liabilities	388,935	(10,714)	378,221
Deferred rent and other long-term liabilities	152,499	(10,095)	142,404
Total liabilities	657,508	(20,809)	636,699
Retained earnings	625,499	13,033	638,532
Total Genesco equity	773,879	13,033	786,912
Total equity	775,890	13,033	788,923
Total liabilities and equity	1,433,398	(7,776)	1,425,622
Condensed Consolidated Statements of Operations and Comprehensive Income
Cost of sales	$894,090	$(343)	$893,747
Selling and administrative expenses	807,798	(1,373)	806,425
Earnings from operations	105,340	1,716	107,056
Earnings from continuing operations before income taxes	101,715	1,716	103,431
Income tax expense	29,394	53	29,447
Earnings from continuing operations	72,321	1,663	73,984
Net earnings	72,009	1,663	73,672
Comprehensive Income	75,306	1,663	76,969
Basic EPS - continuing operations	3.05	0.07	3.12
Basic EPS - net earnings	3.04	0.07	3.11
Diluted EPS - continuing operations	3.00	0.07	3.07
Diluted EPS - net earnings	2.98	0.07	3.05
Condensed Consolidated Statements of Cash Flows
Net earnings	$72,009	$1,663	$73,672
Deferred income taxes	(7,325)	272	(7,053)
Other accrued liabilities	227	(9,574)	(9,347)
Other assets and liabilities	1,320	7,639	8,959

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Nov. 2, 2013	Feb. 2, 2013	Nov. 2, 2013	Feb. 2, 2013	Nov. 2, 2013	Feb. 2, 2013	Nov. 2, 2013	Feb. 2, 2013
Gross other intangibles	$12,930	$12,584	$14,164	$14,116	$2,190	$2,118	$29,284	$28,818
Accumulated amortization	(11,715)	(10,800)	(6,824)	(5,312)	(1,243)	(1,108)	(19,782)	(17,220)
Net Other Intangibles	$1,215	$1,784	$7,340	$8,804	$947	$1,010	$9,502	$11,598

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million for each of the third quarters of Fiscal 2014 and 2013, and $2.4 million and $2.5 million for the first nine months of Fiscal 2014 and 2013, respectively. The amortization of intangibles, including trademarks, are expected to be $3.2 million, $2.8 million, $2.1 million, $1.6 million and $1.0 million for Fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Asset Impairments and Other Charges and Discontinued Operations

Asset Impairments and Other Charges

In accordance with Company policy, assets (other than goodwill and intangibles) are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the fair value of those assets.

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a pretax charge of $1.5 million in the third quarter of Fiscal 2014, including a $0.9 million charge for network intrusion expenses, a $0.4 million charge for retail store asset impairments and a $0.3 million charge for other legal matters. The Company recorded a pretax gain of $(4.3) million in the first nine months of Fiscal 2014, including an $(8.3) million gain on the lease termination of a New York City Journeys store, partially offset by charges of $1.8 million for retail store asset impairments, $1.4 million for network intrusion expenses and $0.8 million for other legal matters.

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2012	$12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013	11,351
Additional provision Fiscal 2014	445
Charges and adjustments, net	(415)
Balance November 2, 2013*	11,381
Current provision for discontinued operations	7,223
Total Noncurrent Provision for Discontinued Operations	$4,158

*Includes a $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Inventories

In thousands	November 2, 2013	February 2, 2013
Raw materials	$24,696	$24,223
Wholesale finished goods	56,524	57,161
Retail merchandise	613,036	423,960
Total Inventories	$694,256	$505,344

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of November 2, 2013 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2013	$191	$—	$—	$191	$1,208
Measured as of August 3, 2013	93	—	—	93	209
Measured as of November 2, 2013	514	—	—	514	350
Sub-total asset impairment YTD					$1,767

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.8 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the nine months ended November 2, 2013. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Service cost	$88	$88	$95	$89
Interest cost	1,145	1,239	33	39
Expected return on plan assets	(1,663)	(1,750)	—	—
Amortization:
Prior service cost	—	1	—	—
Losses	1,512	1,478	21	21
Net amortization	1,512	1,479	21	21
Net Periodic Benefit Cost	$1,082	$1,056	$149	$149

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Service cost	$264	$264	$321	$267
Interest cost	3,438	3,722	119	117
Expected return on plan assets	(4,991)	(5,254)	—	—
Amortization:
Prior service cost	—	3	—	—
Losses	4,648	4,554	73	63
Net amortization	4,648	4,557	73	63
Net Periodic Benefit Cost	$3,359	$3,289	$513	$447

There is no cash contribution required for the Plan in 2013.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity

Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares Outstanding		Amounts in Thousands		Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			November 2, 2013	February 2, 2013	November 2, 2013	February 2, 2013
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	16,203	$—	$648.83			1
$4.75 Series 3	40,449		—	7,398	—	740	2.11		2
$4.75 Series 4	53,764		—	3,247	—	325	1.52		1
Series 6	800,000		—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	30,067	—	902			1
			—	56,915	—	2,615
Employees’ Subordinated Convertible Preferred	5,000,000		46,069	46,852	1,382	1,405	1.00	***	1
Stated Value of Issued Shares					1,382	4,020
Employees’ Preferred Stock Purchase Accounts					(77)	(96)
Total Non-Redeemable Preferred Stock					$1,305	$3,924

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 28, 2012	3,621	1,437	(101)	4,957
Other stock conversions	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(23)	19	(1,157)
Balance November 2, 2013	$—	$1,382	$(77)	$1,305

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended (As restated)
	November 2, 2013			October 27, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$27,796			$42,221

Less: Preferred stock dividends	—			(33)

Basic EPS from continuing operations
Income available to
common shareholders	27,796	23,329	$1.19	42,188	23,584	$1.79

Effect of Dilutive Securities from continuing operations
Options		229			331
Convertible preferred stock(1)	—	—		22	34
Employees' preferred stock(2)		46			47

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$27,796	23,604	$1.18	$42,210	23,996	$1.76

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of November 2, 2013. Therefore, convertible preferred stocks were not included in diluted earnings per share for the three months ended November 2, 2013. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for the three months ended October 27, 2012. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share for the three months ended October 27, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the third quarters ended November 2, 2013 and October 27, 2012.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended (As restated)
	November 2, 2013			October 27, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$50,770			$73,984

Less: Preferred stock dividends	(33)			(114)

Basic EPS from continuing operations
Income available to
common shareholders	50,737	23,299	$2.18	73,870	23,653	$3.12

Effect of Dilutive Securities from continuing operations
Options		274			386
Convertible preferred stock(1)	—	—		66	34
Employees' preferred stock(2)		46			48

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$50,737	23,619	$2.15	$73,936	24,121	$3.07

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of November 2, 2013. Therefore, convertible preferred stocks were not included in diluted earnings per share for the nine months ended November 2, 2013. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for all preferred stocks for the nine months ended October 27, 2012. Therefore, conversion of all the preferred shares was included in diluted earnings per share for the nine months ended October 27, 2012.

(2)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the nine months ended November 2, 2013 and October 27, 2012.

The Company repurchased 337,665 shares of common stock during the nine months ended November 2, 2013 for $20.7 million. During the third quarter of Fiscal 2014, the Company's board of directors increased the share repurchase authorization to $75.0 million. The shares repurchased during the third quarter this year, for a total cost of $9.5 million, will be applied to the new repurchase authorization. Therefore, the Company has $65.5 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 491,111 shares during the nine months ended October 27, 2012 for $29.4 million of which $1.9 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

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

In October 2010, the Company and the Michigan Department of Natural Resources and Environment entered into a Consent Decree providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan's implementation is substantially complete and the Company expects, based on its present understanding of the condition of the site, that its future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on its financial condition, cash flows, or results of operations.

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of November 2, 2013, $11.9 million as of February 2, 2013 and $11.8 million as of October 27, 2012. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.2 million reflected in the third quarter of Fiscal 2014 and 2013, respectively, and $0.4 million and $0.6 million reflected in the first nine months of Fiscal 2014 and 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company has reached an agreement to resolve the matter, subject to approval by the court. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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

Note 11
Business Segment Information

During the nine months ended November 2, 2013 and October 27, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids® under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Three Months Ended
November 2, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$281,093	$92,556	$199,300	$61,689	$31,701	$210	$666,549
Intercompany Sales	—	—	(146)	—	(71)	—	(217)
Net sales to external customers	$281,093	$92,556	$199,154	$61,689	$31,630	$210	$666,332
Segment operating income (loss)	$32,268	$1,945	$11,996	$4,833	$4,112	$(6,695)	$48,459
Asset Impairments and other*	—	—	—	—	—	(1,480)	(1,480)
Earnings (loss) from operations	32,268	1,945	11,996	4,833	4,112	(8,175)	46,979
Interest expense	—	—	—	—	—	(1,199)	(1,199)
Interest income	—	—	—	—	—	9	9
Earnings (loss) from continuing operations before income taxes	$32,268	$1,945	$11,996	$4,833	$4,112	$(9,365)	$45,789
Total assets**	$362,289	$275,823	$617,564	$106,795	$48,044	$135,288	$1,545,803
Depreciation and amortization	4,874	2,783	7,016	1,007	104	850	16,634
Capital expenditures	5,853	19,031	9,470	2,583	597	936	38,470

*Asset Impairments and other includes a $0.4 million charge for asset impairments, of which $0.1 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, a $0.9 million charge for network intrusion expenses and a $0.3 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $180.4 million, $101.8 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $1.1 million from February 2, 2013 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $8.1 million added since February 2, 2013 from small acquisitions.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Three Months Ended
October 27, 2012 (As restated)	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$300,718	92,250	$186,178	$53,081	$32,564	$224	$665,015
Intercompany Sales	—	—	(441)	(2)	(114)	—	(557)
Net sales to external customers	$300,718	$92,250	$185,737	$53,079	$32,450	$224	$664,458
Segment operating income (loss)	$38,456	$3,602	$18,057	$3,149	$3,731	$(12,430)	$54,565
Asset Impairments and other*	—	—	—	—	—	(357)	(357)
Earnings (loss) from operations	38,456	3,602	18,057	3,149	3,731	(12,787)	54,208
Interest expense	—	—	—	—	—	(1,342)	(1,342)
Interest income	—	—	—	—	—	41	41
Earnings (loss) from continuing operations before income taxes	$38,456	$3,602	$18,057	$3,149	$3,731	$(14,088)	$52,907
Total assets**	$338,095	245,981	$559,741	$88,322	$42,301	$151,182	$1,425,622
Depreciation and amortization	4,945	2,419	6,678	934	98	577	15,651
Capital expenditures	6,464	5,211	6,414	1,326	34	883	20,332

*Asset Impairments and other includes a $0.3 million charge for assets impairments, of which $0.2 million is in the Journeys Group and $0.1 million is in the Lids Sports Group, and a $0.1 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.8 million, $102.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.7 million from January 28, 2012 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $9.7 million added since January 28, 2012 from small acquisitions.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Nine Months Ended
November 2, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$760,707	$242,988	$570,187	$173,372	$85,038	$1,030	$1,833,322
Intercompany Sales	—	—	(672)	—	(184)	—	(856)
Net sales to external customers	$760,707	$242,988	$569,515	$173,372	$84,854	$1,030	$1,832,466
Segment operating income (loss)	$56,198	$(4,131)	$35,517	$10,432	$8,504	$(22,620)	$83,900
Asset Impairments and other*	—	—	—	—	—	4,331	4,331
Earnings (loss) from operations	56,198	(4,131)	35,517	10,432	8,504	(18,289)	88,231
Interest expense	—	—	—	—	—	(3,418)	(3,418)
Interest income	—	—	—	—	—	49	49
Earnings (loss) from continuing operations before income taxes	$56,198	$(4,131)	$35,517	$10,432	$8,504	$(21,658)	$84,862
Total assets**	$362,289	$275,823	$617,564	$106,795	$48,044	$135,288	$1,545,803
Depreciation and amortization	14,515	8,167	20,794	2,960	356	2,725	49,517
Capital expenditures	16,572	25,154	23,514	6,906	1,283	2,247	75,676

*Asset impairments and other includes a $1.8 million charge for asset impairments, of which $1.2 million is in the Lids Sports Group and $0.6 million is in the Journeys Group, a $1.4 million charge for network intrusion expenses, a $0.8 million charge for other legal matters and a gain of $(8.3) million for the lease termination of a New York City Journeys store.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $180.4 million, $101.8 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by$1.1 million from February 2, 2013 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $8.1 million added since February 2, 2013 from small acquisitions.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Business Segment Information, Continued

Nine Months Ended
October 27, 2012	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$773,997	$243,718	$552,151	$152,780	$86,214	$914	$1,809,774
Intercompany Sales	—	—	(1,399)	(9)	(242)	—	(1,650)
Net sales to external customers	$773,997	$243,718	$550,752	$152,771	$85,972	$914	$1,808,124
Segment operating income (loss)	$67,651	$1,713	$56,785	$8,950	$8,530	$(35,677)	$107,952
Asset Impairments and other*	—	—	—	—	—	(896)	(896)
Earnings (loss) from operations	67,651	1,713	56,785	8,950	8,530	(36,573)	107,056
Interest expense	—	—	—	—	—	(3,691)	(3,691)
Interest income	—	—	—	—	—	66	66
Earnings (loss) from continuing operations before income taxes	$67,651	$1,713	$56,785	$8,950	$8,530	$(40,198)	$103,431
Total assets**	$338,095	$245,981	$559,741	$88,322	$42,301	$151,182	$1,425,622
Depreciation and amortization	14,902	7,192	19,385	2,745	256	1,715	46,195
Capital expenditures	15,279	13,106	16,186	4,901	616	2,777	52,865

*Asset impairments and other includes a $0.7 million charge for asset impairments, of which $0.4 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, a $0.1 million charge for network intrusion expenses and a $0.1 million charge for other legal matters.
**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $168.8 million, $102.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.7 million from January 28, 2012 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $9.7 million of additions since January 28, 2012 from small acquisitions.

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

•	The expense related to the change in accounting for the Company's EVA Incentive Plan bonus accruals.

•	The costs of responding to and liability in connection with the network intrusion announced in December 2010.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The possibility of increases in the minimum wage and other factors tending to increase operating costs.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy® brand, the recently relaunched Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear, and the Company's SureGrip line of slip-resistant, operational footwear. The Company's wholesale footwear brands are distributed to more than 1,175 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids® under a license agreement with Macy's, featuring sports-oriented licensed merchandise such as apparel, hats and accessories, home and novelty products, (iv) e-commerce business and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at November 2, 2013, the Company operated 2,537 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the nine months ended November 2, 2013 and October 27, 2012, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,275 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of November 2, 2013, the Company has opened four Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 1,100 square feet. As of November 2, 2013, the Schuh Group currently operates one footwear concession in a Republic apparel store in the United Kingdom with approximately 1,025 square feet, which the group expects to close by the end of the current fiscal year, and also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,100 square feet in malls and other locations primarily in the United States. The Lids Sports Group also operates Locker Room by Lids® leased departments in Macy's department stores through an exclusive license with Macy's, selling licensed apparel, headwear and accessories in leased departments averaging approximately 525 square feet in malls across the United States and on macys.com. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, luggage and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through an e-commerce operation and a direct-to-consumer catalog. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of November 2, 2013, Johnston & Murphy operates seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. In addition, Johnston & Murphy shoes are also distributed through the Company's wholesale operations to better department and independent specialty stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement was renewed July 23, 2012 for a term expiring November 30, 2015, subject to extension for an additional three year term if certain conditions are met. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line for occupational use by consumers employed in the hospitality, healthcare, and other industries.

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

Summary of Results of Operations
The Company's net sales increased 0.3% during the third quarter of Fiscal 2014 compared to the same quarter of Fiscal 2013. The increase reflected a 7% increase in Lids Sports Group sales and a 16% increase in Johnston & Murphy Group sales, offset by a 7% decrease in Journeys Group sales and a 3% decrease in Licensed Brands sales, while Schuh Group sales were relatively flat for the third quarter. Gross margin as a percentage of net sales decreased to 49.8% during the third quarter of Fiscal 2014, compared to 50.3% for the same period last year, reflecting decreased gross margin as a percentage of net sales in all of the Company's business units except Johnston & Murphy Group. Selling and administrative expenses increased as a percentage of net sales during the third quarter of Fiscal 2014, reflecting increases as a percentage of net sales in Journeys Group, Schuh Group and Lids Sports Group, partially offset by decreases as a percentage of net sales in Johnston & Murphy Group, Licensed Brands and Corporate expenses. Earnings from operations decreased as a percentage of net sales during the third quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in Journeys Group, Schuh Group and Lids Sports Group, partially offset by increased earnings from operations as a percentage of net sales in Johnston & Murphy Group and Licensed Brands.

Significant Developments

Restatement of Previously Issued Financial Statements
The Company restated its Consolidated Financial Statements for Fiscal 2013, 2012 and 2011 in its Form 10-K/A filed September 24, 2013 and restated its Condensed Consolidated Financial Statements for the three month periods ended May 4, 2013 and April 28, 2012 in its Form 10-Q/A filed September 24, 2013. This report on Form 10-Q includes restated Condensed Consolidated Financial Statements for the three and nine months ended October 27, 2012.

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

Asset Impairment and Other Charges
The Company recorded a pretax charge of $1.5 million in the third quarter of Fiscal 2014, including a $0.9 million charge for network intrusion expenses, a $0.4 million charge for retail store asset impairments and a $0.3 million charge for other legal matters. The Company recorded a pretax gain of $(4.3) million in the first nine months of Fiscal 2014, including an $(8.3) million gain on the lease termination of a New York City Journeys store, partially offset by charges of $1.8 million for retail store asset impairments, $1.4 million for network intrusion expenses and $0.8 million for other legal matters.

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

Comparable Sales

During Fiscal 2013, the Company revised its presentation of comparable sales to include its e-commerce and direct mail catalog businesses. Prior year comparable sales have been adjusted to conform to the current year presentation. Comparable sales are sales from stores open longer than one year, beginning in the fifty-

third week of a store's operation, sales from websites operated longer than one year, and direct mail catalog sales. Temporarily closed stores are excluded from the comparable store sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable store sales calculation until the fifty-third week of operation in the expanded format.

Results of Operations - Third Quarter Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the third quarter ended November 2, 2013 increased 0.3% to $666.3 million from $664.5 million in the third quarter ended October 27, 2012, reflecting increased net sales in Lids Sports Group and Johnston & Murphy Group, offset by decreased net sales in Journeys Group and Licensed Brands, while Schuh Group net sales were relatively flat, and a 1% decrease in comparable sales. Gross margin decreased 0.7% to $332.2 million in the third quarter this year from $334.4 million in the same period last year and decreased as a percentage of net sales from 50.3% to 49.8%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Schuh Group, Lids Sports Group and Licensed Brands, offset slightly by increased gross margin as a percentage of net sales in Johnston & Murphy Group. Selling and administrative expenses in the third quarter this year increased 1.4% from the third quarter last year and increased as a percentage of net sales from 42.1% to 42.6% reflecting increased expenses as a percentage of net sales in Journeys Group, Schuh Group and Lids Sports Group, partially offset by decreases as a percentage of net sales in Johnston & Murphy Group, Licensed Brands and Corporate expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended November 2, 2013 were $45.8 million compared to $52.9 million for the third quarter ended October 27, 2012. Pretax earnings for the third quarter ended November 2, 2013 included asset impairment and other charges of $1.5 million primarily related to network intrusion expenses, retail store asset impairments and other legal matters and $3.0 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the third quarter ended October 27, 2012 included asset impairment and other charges of $0.4 million, primarily for retail store asset impairments and other legal matters and $3.0 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the third quarter ended November 2, 2013 were $27.8 million ($1.18 diluted earnings per share) compared to $42.1 million ($1.76 diluted earnings per share) for the third quarter ended October 27, 2012. The Company recorded an effective income tax rate of 39.3% in the third quarter this year compared to 20.2% in the same period last year. The tax rate for the third quarter of Fiscal 2013 was lower compared to this year primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

Journeys Group

	Three Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$281,093	$300,718	(6.5)%
Earnings from operations	$32,268	$38,456	(16.1)%
Operating margin	11.5%	12.8%

Net sales from Journeys Group decreased 6.5% to $281.1 million for the third quarter ended November 2, 2013 compared to $300.7 million for the same period last year. The decrease reflects primarily a shift in back-to-school sales from the third quarter last year to the second quarter this year and a 2% decrease in comparable sales which includes a 2% decrease in same store sales and a 6% increase in comparable direct sales. The comparable sales decrease reflected a 2% decrease in footwear unit sales while the average price per pair of shoes was flat. Journeys Group operated 1,161 stores at the end of the third quarter of Fiscal 2014, including 166 Journeys Kidz stores, 51 Shi by Journeys stores, 121Underground by Journeys stores and 30 Journeys stores in Canada, compared to 1,157 stores at the end of the third quarter last year, including 155 Journeys Kidz stores, 51 Shi by Journeys stores, 133 Underground by Journeys stores and 21 Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended November 2, 2013 decreased 16.1% to $32.3 million compared to $38.5 million for the third quarter ended October 27, 2012. The decrease was primarily due to decreased net sales, decreased gross margin as a percentage of net sales, reflecting lower initial mark-ons related to sales mix changes, and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales, partially offset by decreased bonus accruals.

Schuh Group

	Three Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$92,556	$92,250	0.3%
Earnings from operations	$1,945	$3,602	(46.0)%
Operating margin	2.1%	3.9%

Net sales from Schuh Group increased 0.3% to $92.6 million for the third quarter ended November 2, 2013, compared to $92.3 million for the third quarter ended October 27, 2012. The increase reflects primarily a 12% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) offset by a 10% decrease in comparable sales, which includes a 9% decrease in same store sales and an 11% decrease in comparable direct sales. Schuh Group operated 97 stores, including four Schuh Kids stores and one concession at the end of the third quarter of Fiscal 2014, compared to 75 stores and 13 concessions at the end of the third quarter of Fiscal 2013. The Schuh Group expects to exit the one concession it currently operates in a Republic store in the U.K. by the end of this fiscal year.

Schuh Group earnings from operations decreased 46.0% to $1.9 million for the third quarter ended November 2, 2013 compared to $3.6 million for the third quarter ended October 27, 2012. Earnings included $3.0 million in each of the third quarters of Fiscal 2014 and 2013 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $3.9 million this year and $4.2 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in earnings from operations was due primarily to decreased gross margin as a percentage of net sales, reflecting increased promotions to meet competition and to keep inventories in line with expectations, and increased expenses as a percentage of net sales due to new store openings and negative leverage from the negative comparable sales.

Lids Sports Group

	Three Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$199,154	$185,737	7.2%
Earnings from operations	$11,996	$18,057	(33.6)%
Operating margin	6.0%	9.7%

Net sales from Lids Sports Group increased 7.2% to $199.2 million for the third quarter ended November 2, 2013, compared to $185.7 million for the same period last year, reflecting primarily a 5% increase in comparable sales, which includes a 3% increase in same store sales and a 40% increase in comparable direct sales, and a 5% increase in average Lids Sports Group stores operated. The comparable sales increase reflects a 1% increase in comparable store hat units sold, primarily due to increases in the fashion hat business. The average price per hat for the third quarter this year decreased 1% as "snap-back", non-fitted hats are a lower priced item than fitted fashion hats and "snap-back" styles have become more price competitive. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category, although management believes that competition in the category lessened somewhat in the quarter compared to the same period last year. Lids Sports Group operated 1,114 stores at the end of the third quarter of Fiscal 2014, including 101 Lids stores in Canada, 170 Lids Locker Room and Clubhouse stores and 24 Locker Room by Lids leased departments, compared to 1,047 stores at the end of the third quarter last year, including 96 Lids stores in Canada and 137 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the third quarter ended November 2, 2013 decreased 33.6% to $12.0 million compared to $18.1 million for the third quarter ended October 27, 2012. The decrease was due to decreased gross margin as a percentage of net sales, reflecting lower pricing on "snap-back" hats than in the third quarter last year and increased promotional activity, and to increased expenses as a percentage of net sales, reflecting increased store related expenses and compensation expense.

Johnston & Murphy Group

	Three Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$61,689	$53,079	16.2%
Earnings from operations	$4,833	$3,149	53.5%
Operating margin	7.8%	5.9%

Johnston & Murphy Group net sales increased 16.2% to $61.7 million for the third quarter ended November 2, 2013 from $53.1 million for the third quarter ended October 27, 2012, reflecting primarily an 8% increase in same store sales, a 6% increase in comparable direct sales and a 7% increase in comparable sales, including both store and direct sales; a 15% increase in Johnston & Murphy wholesale sales; and a 6% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 10% in the third quarter of Fiscal 2014 and the average price per pair of shoes increased 4% for the same period. Retail operations accounted for 68.3% of Johnston & Murphy Group's sales in the third quarter this year, down from 69.0% in the third quarter last year. The comparable sales increase reflects a 7% increase in average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced shoes in the dress and casual lines, and a 1% increase in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2014 included 165 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 156 Johnston & Murphy shops and factory stores, including three stores in Canada, for the third quarter of Fiscal 2013.

Johnston & Murphy Group earnings from operations for the third quarter ended November 2, 2013 increased 53.5% to $4.8 million compared to $3.1 million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting higher initial mark-on at retail and lower close-out sales, and to decreased expenses as a percentage of net sales, reflecting changes in the wholesale/retail sales mix and positive leverage from positive comparable sales, offset slightly by additional expenses in the third quarter this year related to the relaunch of the Trask brand.

Licensed Brands

	Three Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$31,630	$32,450	(2.5)%
Earnings from operations	$4,112	$3,731	10.2%
Operating margin	13.0%	11.5%

Licensed Brands' net sales decreased 2.5% to $31.6 million for the third quarter ended November 2, 2013, from $32.5 million for the same period last year, reflecting a decrease in sales of the Chaps line of footwear, partially offset by increased sales of Dockers and SureGrip Footwear. Unit sales for Dockers Footwear increased 2% for the third quarter this year and the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings from operations increased 10.2%, from $3.7 million for the third quarter last year to $4.1 million for the third quarter this year, primarily due to decreased expenses as a percentage of net sales, primarily due to decreased bonus expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended November 2, 2013 decreased to $8.2 million compared to $12.8 million for the third quarter ended October 27, 2012 primarily due to decreased bonus accruals. Corporate expense in the third quarter this year included $1.5 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Last year's expense in the third quarter included $0.4 million in asset impairment and other charges, primarily for retail store asset impairments and other legal matters.

Net interest expense decreased 8.5% from $1.3 million in the third quarter last year to $1.2 million for the third quarter this year.

Results of Operations - Nine Months Fiscal 2014 Compared to Fiscal 2013

The Company's net sales in the first nine months ended November 2, 2013 increased 1.3% to $1.83 billion from $1.81 billion in the first nine months ended October 27, 2012, reflecting increased net sales in Lids Sports Group and Johnston & Murphy Group, offset by decreased net sales in Journeys Group, Schuh Group and Licensed Brands and a 2% decrease in comparable sales. Gross margin decreased 0.1% to $913.4 million in the first nine months this year from $914.4 million in the same period last year and decreased as a percentage of net sales from 50.6% to 49.8%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Schuh Group and Lids Sports Group, offset slightly by increased gross margin as a percentage of net sales in Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the first nine months this year increased 2.9% from the first nine months last year and increased as a percentage of net sales from 44.6% to 45.3% reflecting increased expenses as a percentage of net sales in all of the Company's business units except corporate expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first nine months ended November 2, 2013 were $84.9 million compared to $103.4 million for the first nine months ended October 27, 2012. Pretax earnings for the first nine months ended November 2, 2013 included asset impairment and other charges of a ($4.3) million gain, reflecting a gain on a lease termination of a New York City Journeys store, partially offset by retail store asset impairments, network intrusion expenses and other legal matters and $8.7 million in expense related to the deferred purchase price obligation in connection with the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first nine months ended October 27, 2012 included asset impairment and other charges of $0.9 million, primarily for retail store asset impairments, network intrusion expenses and other legal matters and $8.9 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first nine months ended November 2, 2013 were $50.5 million ($2.14 diluted earnings per share) compared to $73.7 million ($3.05 diluted earnings per share) for the first nine months ended October 27, 2012. The Company recorded an effective income tax rate of 40.2% in the first nine months this year compared to 28.5% in the same period last year. The tax rate for the first nine months of Fiscal 2013 was lower compared to this year primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with state tax authorities more favorable than anticipated related to other uncertain tax positions.

Journeys Group

	Nine Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$760,707	$773,997	(1.7)%
Earnings from operations	$56,198	$67,651	(16.9)%
Operating margin	7.4%	8.7%

Net sales from Journeys Group decreased 1.7% to $760.7 million for the first nine months ended November 2, 2013 compared to $774.0 million for the same period last year. The decrease reflects primarily a 2% decrease in comparable sales which includes a 2% decrease in same store sales and a 17% increase in comparable direct sales. The comparable sales decrease reflected a 3% decrease in footwear unit sales while the average price per pair of shoes increased 1%.

Journeys Group earnings from operations for the first nine months ended November 2, 2013 decreased 16.9% to $56.2 million compared to $67.7 million for the first nine months ended October 27, 2012. The decrease was primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales, partially offset by decreased bonus accruals.

Schuh Group

	Nine Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$242,988	$243,718	(0.3)%
(Loss) earnings from operations	$(4,131)	$1,713	NM
Operating margin	(1.7)%	0.7%

Net sales from Schuh Group decreased 0.3% to $243.0 million for the first nine months ended November 2, 2013, compared to $243.7 million for the first nine months ended October 27, 2012. The decrease reflects a 9% decrease in comparable sales, which includes a 10% decrease in same store sales and a 3% decrease in comparable direct sales, offset by a 15% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). The decrease in net sales also reflects a $3.7 million decrease in sales from changes in exchange rates.

Schuh Group (loss) earnings from operations decreased to a loss of ($4.1) million for the first nine months ended November 2, 2013 compared to earnings of $1.7 million for the first nine months ended October 27, 2012. Earnings included $8.7 million in the first nine months of Fiscal 2014 and $8.9 million in the first nine months of Fiscal 2013 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $7.1 million this year and $9.5 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decreases in deferred purchase price expense and contingent bonus expense this year were offset by decreased gross margin and negative leverage from the negative comparable sales. The decreased gross margin reflected increased promotional activity and changes in product mix.

Lids Sports Group

	Nine Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$569,515	$550,752	3.4%
Earnings from operations	$35,517	$56,785	(37.5)%
Operating margin	6.2%	10.3%

Net sales from Lids Sports Group increased 3.4% to $569.5 million for the first nine months ended November 2, 2013, compared to $550.8 million for the same period last year, reflecting primarily a 5% increase in average Lids Sports Group stores operated, partially offset by a 1% decrease in comparable sales, which includes a 3% decrease in same store sales and a 32% increase in comparable direct sales. The comparable sales decrease reflects a 1% decrease in comparable store hat units sold and a 3% decrease in average price per hat for the first nine months this year as "snap-back", non-fitted hats are a lower priced item than fitted fashion hats and "snap-back" styles have become more price competitive. Management believes that the relative ease of merchandising non-fitted hats has enabled a variety of non-headwear retailers to carry the adjustable styles, increasing competition in the category, although management believes that competition in the category lessened somewhat by the end of the first nine months of Fiscal 2014.

Lids Sports Group earnings from operations for the first nine months ended November 2, 2013 decreased 37.5% to $35.5 million compared to $56.8 million for the first nine months ended October 27, 2012. The decrease was due to decreased gross margin as a percentage of net sales, reflecting lower pricing on "snap-back" hats this year compared to last year and increased promotional activity, and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Nine Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$173,372	$152,771	13.5%
Earnings from operations	$10,432	$8,950	16.6%
Operating margin	6.0%	5.9%

Johnston & Murphy Group net sales increased 13.5% to $173.4 million for the first nine months ended November 2, 2013 from $152.8 million for the first nine months ended October 27, 2012, reflecting primarily a 7% increase in same store sales, a 9% increase in comparable direct sales and a 7% increase in comparable sales, including both store and direct sales; a 15% increase in Johnston & Murphy wholesale sales; and a 5% increase in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 12% in the first nine months of Fiscal 2014 and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 69.6% of Johnston & Murphy Group's sales in the first nine months this year, down from 70.3% in the first nine months last year. The comparable sales increase reflects a 5% increase in average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced shoes in the dress and casual lines, and a 2% increase in footwear unit comparable sales.

Johnston & Murphy Group earnings from operations for the first nine months ended November 2, 2013 increased 16.6% to $10.4 million compared to $9.0 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting changes in product mix, offset by increased expenses as a percentage of net sales, due primarily to expenses associated with the relaunch of the Trask brand and higher bonus accruals.

Licensed Brands

	Nine Months Ended
	November 2, 2013	October 27, 2012	% Change
	(dollars in thousands)
Net sales	$84,854	$85,972	(1.3)%
Earnings from operations	$8,504	$8,530	(0.3)%
Operating margin	10.0%	9.9%

Licensed Brands' net sales decreased 1.3% to $84.9 million for the first nine months ended November 2, 2013, from $86.0 million for the same period last year, reflecting a decrease in sales of Dockers Footwear and the Chaps line of footwear, partially offset by increased sales of SureGrip Footwear. Unit sales for Dockers Footwear decreased 4% for the first nine months this year while the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands' earnings from operations were flat at $8.5 million for the first nine months this year and last year.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended November 2, 2013 was $18.3 million compared to $36.6 million for the first nine months ended October 27, 2012. Corporate expense in the first nine months this year included an ($8.3) million gain on a lease termination of a New York City Journeys store, partially offset by $4.0 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Last year's expense in the first nine months included $0.9 million in asset impairment and other charges, primarily for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the adjustments listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 7.1% from $3.6 million in the first nine months last year to $3.4 million for the first nine months this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 2, 2013	February 2, 2013	October 27, 2012
	(dollars in millions)
Cash and cash equivalents	$32.3	$59.8	$39.9
Working capital	$459.6	$407.1	$388.6
Long-term debt (including current portion)	$98.0	$50.7	$91.9

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $25.0 million in the first nine months of Fiscal 2014 compared to $6.6 million in the first nine months of Fiscal 2013. The $18.4 million increase in cash flow from operating activities from last year reflects an increase in cash flow from changes in accounts payable of $72.1 million, offset by a $27.2 million decrease in cash flow from changes in inventory and a $23.2 million decrease in earnings. The $72.1 million increase in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $27.2 million decrease in cash flow from inventory reflects seasonal increases in retail inventory to support holiday sales.

The $186.8 million increase in inventories at November 2, 2013 from February 2, 2013 levels reflected increased purchases in most of the Company's business segments to support holiday sales.

Accounts receivable at November 2, 2013 increased $15.4 million compared to February 2, 2013, due primarily to increased sales in the wholesale businesses.

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

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at November 2, 2013. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Revolving credit borrowings averaged $36.2 million during the nine months ended November 2, 2013 and $24.0 million during the nine months ended October 27, 2012, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year.

There were $14.5 million of letters of credit outstanding, $19.0 million in UK term loans outstanding and $79.0 million revolver borrowings outstanding under the Credit Facility at November 2, 2013. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $27.5 million or 12.5% of the Loan Cap (as defined in the Credit Facility). If and during such time as Excess Availability is less than the greater of $27.5 million or 12.5% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $281.5 million at November 2, 2013. Because Excess Availability exceeded $27.5 million or 12.5% of the Loan Cap, the Company was not required to comply with this financial covenant at November 2, 2013.

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

The Company's contractual obligations at November 2, 2013 decreased less than 1% from February 2, 2013 due primarily to decreases in purchase obligations offset by increases in long-term debt and lease obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2014 are expected to be approximately $115 million. These include retail capital expenditures of approximately $103 million to open approximately 40 Journeys stores, including seven in Canada, 20 Journeys Kidz stores, 19 permanent Schuh stores, including one Schuh Kids store, 13 Johnston & Murphy shops and factory stores, including two stores in Canada, and 103 Lids Sports Group stores including 39 Lids stores, with 10 stores in Canada, and 64 Lids Locker Room and Clubhouse stores and Macy's leased Locker Room departments, and to complete approximately 95 major store renovations. The planned amount of capital expenditures in Fiscal 2014 for wholesale operations and other purposes is approximately $12 million, including approximately $4.7 million for new systems to improve customer service and support the Company's growth.

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

Common Stock Repurchases
The Company repurchased 337,665 shares of common stock during the nine months ended November 2, 2013 for a total cost of $20.7 million. During the third quarter of Fiscal 2014, the Company's board of directors increased the share repurchase authorization to $75.0 million. The shares repurchased during the third quarter this year, for a total cost of $9.5 million, will be applied to the new repurchase authorization. Therefore, the Company has $65.5 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 491,111 shares of common stock during the nine months ended October 27, 2012 for a total cost of $29.4 million.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 10 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.2 million in the third quarter of Fiscal 2014 and Fiscal 2013, respectively, and $0.4 million and $0.6 million in the first nine months of Fiscal 2014 and 2013, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $79.0 million of outstanding revolver borrowings at a weighted average interest rate of 2.66% as of November 2, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.8 million on the $79.0 million revolver borrowings. The Company has $19.0 million of outstanding U.K. term loans at a weighted average interest rate of 3.50% as of November 2, 2013. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $19.0 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at November 2, 2013. As a result, the Company considers the interest rate market risk implicit in these investments at November 2, 2013 to be low.

Accounts Receivable - The Company's accounts receivable balance at November 2, 2013 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 8%, another customer accounted for 7% and no other customer accounted for more than 7% of the Company's total trade receivables balance as of November 2, 2013. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at November 2, 2013, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2014 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the nine months ended November 2, 2013 are included in Note 1 to the Condensed Consolidated Financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports it files or submits under the Exchange Act is made known to the officers who certify the Company's financial reports and to other members of senior management. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives.

Based on their evaluation as of November 2, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
The Company determined that there was a material weakness in its internal control over financial reporting as of August 3, 2013 solely due to the accounting for bonus awards retained under the terms of the Company’s EVA Incentive Plan, as further described in Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this report.

During the three months ended November 2, 2013, the Company implemented the following changes in its internal control over financial reporting that contributed to the remediation of the material weakness described above:

1) The Company evaluated and improved the design and operation of its retained bonus calculation process and controls, which has led to the implementation of new and improved procedures where warranted;

2) The Company assigned additional resources to evaluate and review the retained bonus calculation; and
3) The Company increased the level of review and discussion of the retained bonus calculation and supporting documentation with financial management.

The Company has evaluated and tested the effectiveness of these controls as of November 2, 2013 and determined that the material weakness identified above has been remediated.

Except as described above, there have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended November 2, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 10 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

August 2013
8-4-13 to 8-31-13	—	$—	—	$—

September 2013
9-1-13 to 9-28-13(1)	139,058	$63.73	139,058	$66,138

October 2013
9-29-13 to 11-2-13(1)	9,307	$64.02	9,307	$65,542

(1)
During the third quarter of Fiscal 2014, the Company's board of directors increased the share repurchase authorization to $75.0 million and the Company repurchased shares of common stock, on the open market, under this new authorization. As of November 2, 2013, the Company had repurchased 148,365 shares at a cost of $9.5 million under the new authorization.

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
Date: December 12, 2013