Form 10-K
period 2014-02-01
GENESCO INC
filed 2014-04-02
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File No. 1-3083
_____________________________________________________
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 367-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which Registered
Common Stock, $1.00 par value Preferred Share Purchase Rights	New York New York
Securities Registered Pursuant to Section 12(g) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,738,000,000. The market value calculation was determined using a per share price of $72.48, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 14, 2014, 23,923,210 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of Genesco’s Annual Report to Shareholders for the fiscal year ended February 1, 2014 are incorporated into Part II by reference.
Portions of the proxy statement for the June 26, 2014 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”) is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2014 of $2.62 billion. During Fiscal 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (c) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's, (d) e-commerce operations and (e) an athletic team dealer business operating as Lids Team Sports; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.
At February 1, 2014, the Company operated 2,568 retail footwear, headwear and sports apparel and accessory stores and leased departments located primarily throughout the United States and in Puerto Rico, but also including 110 headwear stores and 38 footwear stores in Canada and 99 footwear stores in the United Kingdom and the Republic of Ireland. It currently plans to open a total of approximately 344 new retail stores, including 175 leased departments, and to close 47 retail stores in Fiscal 2015. At February 1, 2014, Journeys Group operated 1,168 stores, including 174 Journeys Kidz, 50 Shi by Journeys and 117 Underground by Journeys; Schuh Group operated 99 stores; Lids Sports Group operated 1,133 stores, including 930 Lids stores, 177 Lids Locker Room and Clubhouse stores and 26 Locker Room by Lids leased departments, and Johnston & Murphy Group operated 168 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores and leased departments during the five most recent fiscal years:

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Retail Stores
Beginning of year	2,234	2,276	2,309	2,387	2,459
Opened during year	61	53	70	104	183
Acquired during year	38	58	85	33	15
Closed during year	(57)	(78)	(77)	(65)	(89)
End of year	2,276	2,309	2,387	2,459	2,568

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2014”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 1, 2014). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 41% of the Company’s net sales in Fiscal 2014. For Fiscal 2014, same store sales decreased 2%, comparable direct sales increased 18% and comparable sales, including both store and direct sales, decreased 1% from the prior fiscal year. Operating income attributable to Journeys Group was $97.4 million in Fiscal 2014, with an operating margin of 9.0%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group.
At February 1, 2014, Journeys Group operated 1,168 stores, including 174 Journeys Kidz stores, 50 Shi by Journeys stores and 117 Underground by Journeys stores averaging approximately 1,875 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Journeys stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. In Fiscal 2014, the Journeys Group added eleven net new stores and plans to open approximately 17 net new stores in Fiscal 2015.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 31% of the Company’s net sales in Fiscal 2014. Same store sales for Lids Sports Group decreased 1% for Fiscal 2014, while comparable direct sales increased 26% from the prior fiscal year. Comparable sales, including both store and direct sales, were flat for Fiscal 2014. Operating income attributable to Lids Sports Group was $63.7 million in Fiscal 2014, with an operating margin of 7.8%.
At February 1, 2014, Lids Sports Group operated 1,133 stores, including 930 Lids stores, 177 Lids Locker Room and Clubhouse stores and 26 Locker Room by Lids leased departments, averaging approximately 1,200 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 80 net new stores and leased departments in Fiscal 2014, including 15 acquired stores, and plans to open or acquire approximately 260 net new stores in Fiscal 2015, which includes 175 Locker Room by Lids leased departments in Macy's department stores.
The core headwear stores and kiosks, located in malls, airports, street-level stores and factory outlet stores throughout the United States and in Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams. The Locker Room by Lids leased departments in Macy's department stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams specific to that particular Macy's department store geographic location.

Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2014. For Fiscal 2014, same store sales decreased 9%, comparable direct sales decreased 4% and comparable sales, including both store and direct sales, decreased 8%. Operating income attributable to Schuh Group was $3.1 million in Fiscal 2014, with an operating margin of 0.8%. Operating income for Schuh included $11.7 million in compensation expense related to a deferred purchase price obligation in connection with the Company's acquisition of Schuh during Fiscal 2012. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8.
At February 1, 2014, Schuh Group operated 95 Schuh stores, averaging approximately 5,000 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland. Schuh Group opened its first Schuh Kids store in Fiscal 2013. As of February 1, 2014, Schuh Group operated four Schuh Kids stores averaging 2,425 square feet. Schuh Group opened seven net new stores in Fiscal 2014 and plans to open approximately 12 net new Schuh and Schuh Kids stores in Fiscal 2015. Schuh stores target men and women in the 15 to 30 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and e-commerce operations and wholesale distribution, accounted for approximately 9% of the Company’s net sales in Fiscal 2014. Same store sales for Johnston & Murphy retail operations increased 7%, comparable direct sales increased 15% and comparable sales, including both store and direct sales, increased 8% for Fiscal 2014. Operating income attributable to Johnston & Murphy Group was $17.6 million in Fiscal 2014, with an operating margin of 7.2%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 1, 2014, Johnston & Murphy operated 168 retail shops and factory stores throughout the United States and in Canada averaging approximately 1,825 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Total footwear accounted for 66% of total Johnston & Murphy retail sales in Fiscal 2014, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added eleven net new shops and factory stores, including two in Canada, and plans to open approximately eight net new shops and factory stores in Fiscal 2015.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $165. Additionally, the Company recently relaunched the Trask brand, with men's and women's footwear and leather accessories offered primarily through better independent retailers and department stores, an e-commerce website and catalog. Suggested retail prices for Trask footwear range from $195 to $495.
Licensed Brands
The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2014. Operating income attributable to Licensed Brands was $10.6 million in Fiscal 2014, with an operating margin of 9.7%. Licensed Brands sales are footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses”. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Dominican Republic, France, India, Indonesia, Italy, Korea, Mexico, Netherlands, Pakistan, Peru, Thailand and Vietnam. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.
Competition
Competition is intense in the footwear, headwear, sports apparel and accessory industries. The Company’s retail footwear, headwear, sports apparel and accessory competitors range from small, locally owned stores to regional and national department stores, discount stores, specialty chains and online retailers. The Company also competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere and the ability to offer distinctive products.
Licenses
The Company owns its Johnston & Murphy®, H.S. Trask®, Keuka® and SureGrip® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. Net sales of Dockers products were approximately $85 million in Fiscal 2014 and approximately $84 million in Fiscal 2013. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2014.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 1, 2014, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $57.4 million, compared to approximately $46.1 million on March 2, 2013. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 22,250 employees at February 1, 2014, approximately 120 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 13,050 of the Company’s employees were part-time.
Properties
At February 1, 2014, the Company operated 2,568 retail footwear, headwear and sports apparel and accessory stores and leased departments throughout the United States and in Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. Store leases in the United Kingdom and the Republic of Ireland typically have terms of between 10 and 20 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse	320,000
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and administrative offices	311,600
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	*
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and manufacturing	271,825
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and administrative offices	195,080
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Lake Katrine, NY	Leased	Lids Sports Group	Distribution warehouse and administrative offices	73,000
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Houston Industrial Estate, Livingston, Scotland	Leased	Schuh Group	Distribution warehouse	51,012
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouse	28,392
Anderson, IN	Leased	Lids Sports Group	Distribution Warehouse	18,463
Indianapolis, IN	Leased	Lids Sports Group	Administrative offices	17,217
Tigard, OR	Leased	Lids Sports Group	Administrative offices	7,231

*	The Company occupies approximately 85% of the building and subleases the remainder of the building.

The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis office expires in May 2015. The Company believes that all leases of properties that are material to its operations may be renewed, or that alternative properties are available, on terms not materially less favorable to the Company than existing leases.
Environmental Matters
The Company’s former manufacturing operations and the sites of those operations as well as the sites of its current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See Item 3, Legal Proceedings and Note 13.

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
Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, increase in gasoline and natural gas prices, and the economic consequences of natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition.
The increasing scope of our non-U.S. operations exposes our performance to risks including foreign economic conditions and exchange rate fluctuations.
Our performance depends in part on general economic conditions affecting all countries in which we do business. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, there can be no assurance that Schuh's future performance will not be adversely affected by economic conditions in its markets.
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
The retail footwear, headwear, sports apparel and accessory markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:
•increased operational efficiencies of competitors;
•competitive pricing strategies;
•expansion by existing competitors;
•entry by new competitors into markets in which we currently operate; and
•adoption by existing retail competitors of innovative store formats or sales methods.

We are dependent on third-party vendors for the merchandise we sell.
We do not manufacture the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat and sports apparel businesses are dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors.
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
Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. We may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Products from alternative sources may also be of lesser quality or more expensive than those we currently import. Risks associated with our reliance on imported products include:

•disruptions in the shipping and importation of imported products because of factors such as:
▪raw material shortages, work stoppages, strikes and political unrest;
▪problems with oceanic shipping, including shipping container shortages;
▪increased customs inspections of import shipments or other factors causing delays in shipments;
▪economic crises, natural disasters, international disputes and wars; and
•increases in the cost of purchasing or shipping foreign merchandise resulting from:

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
Increased operating costs could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage, store occupancy costs, and other expense items, may reduce our operating margin and, by making it more difficult to identify new store locations that we believe will meet our investment return requirements, slow our growth.
The operation of the Company’s business is heavily dependent on its information systems.
We depend on a variety of information technology systems for the efficient functioning of our business and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and potentially sensitive personal information about customers and employees. Our insurance policies may not provide coverage for security breaches and similar incidents or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We also rely on certain hardware and software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave the Company vulnerable to security breaches.
We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives or to provide maintenance on existing systems.
A privacy breach could have a material adverse effect on the Company's business and reputation.
We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to the Company’s financial position and results of operations, strategic initiatives and other important information. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations, including loss of sales generated through our websites, severely damaging our reputation and our relationships with our customers, suppliers, employees and investors and expose us to risks of litigation and liability.
In addition, we may incur significant remediation costs in the event of a cyber-security breach or incident, including liability for stolen customer or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers or employees. We may also incur increased costs to comply with various applicable laws or industry standards regarding use and/or unauthorized disclosure of personal information. These and other cyber-security-related compliance, prevention and remediation costs may adversely impact our financial condition and results of operations.
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
As part of our long-term growth strategy, we expect to open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, major city street locations, airports and tourist destinations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
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
Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:
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
•the lack of new fashion trends to drive demand in certain of our businesses;
•competition;
•timing of holidays including sales tax holidays and the timing of tax refunds;
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

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $288.1 million of goodwill on its Consolidated Balance Sheets at February 1, 2014, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.2 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $3.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $5.9 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.2 million, the Company does not believe that any impairment charge related thereto would be material; however, there can be no assurance that any future goodwill impairment will not have a material adverse effect on the Company's financial position.

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

The Village of Garden City, New York (the "Village"), has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village's complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action if an acceptable settlement agreement cannot be reached.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of February 1, 2014, $11.9 million as of February 2, 2013 and $13.0 million as of January 28, 2012. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.5 million reflected in Fiscal 2014, $0.8 million reflected in Fiscal 2013 and $1.8 million reflected in Fiscal 2012. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff sought relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. Pursuant to a settlement agreement, the matter was dismissed on February 28, 2014. The settlement did not have a material effect on its financial condition or results of operations.

On June 13, 2012, a former vendor of a subsidiary of the Company filed an action, Perfect Curve, Inc. v. Hat World, Inc., in U.S. District Court in Massachusetts, alleging patent, trademark, trade dress, and copyright infringement against the subsidiary based on the sale of a line of products developed by the subsidiary. The parties reached agreement to settle the matter and the action was dismissed pursuant to a Stipulated Dismissal dated March 13, 2014. The settlement did not have a material effect on its financial condition or results of operations.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorney's fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The parties have reached an agreement in principle to resolve the matter, subject to documentation and court approval. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company has reached an agreement to resolve the matter, subject to approval by the court. On February 10, 2014, the court granted preliminary approval of the proposed settlement. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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

In addition to the matters specifically described in this Item 3, Legal Proceedings, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial position, cash flows, or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's business and results of operations.

ITEM 4, MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT
The officers of the Company are generally elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualified. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:
Robert J. Dennis, 60, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.
James S. Gulmi, 68, Senior Vice President – Finance and Chief Financial Officer. Mr. Gulmi joined the Company in 1971 as a financial analyst, appointed assistant treasurer in 1974 and named treasurer in 1979. He was elected a vice president in 1983 and assumed the responsibilities of chief financial officer in 1986. Mr. Gulmi was appointed senior vice president—finance in January 1996.
Jonathan D. Caplan, 60, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.
James C. Estepa, 62, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing the Company's former Underground Station segment.
Kenneth J. Kocher, 48, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.
Roger G. Sisson, 50, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.
Mimi Eckel Vaughn, 47, Senior Vice President of Strategy and Shared Services. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006 and senior vice president of strategy and shared services in April 2009. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.
Paul D. Williams, 59, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.
Matthew N. Johnson, 49, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the New York Stock Exchange (Symbol: GCO). The following table sets forth for the periods indicated the high and low sales prices of the common stock as shown in the New York Stock Exchange Composite Transactions listed in the Wall Street Journal.
Fiscal Year ended February 2

	High	Low
2013 1st Quarter	$78.97	$60.02
2nd Quarter	78.78	55.65
3rd Quarter	74.93	55.40
4th Quarter	63.26	50.33

Fiscal Year ended February 1

	High	Low
2014 1st Quarter	$64.39	$56.87
2nd Quarter	75.84	61.79
3rd Quarter	73.45	60.03
4th Quarter	79.32	65.70

There were approximately 2,675 common shareholders of record on March 14, 2014.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plan Information

Refer to Part III, Item 12.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data,	Fiscal Year End
financial statistics and other data	2014	2013	2012	2011	2010
Results of Operations Data
Net sales	$2,624,972	$2,604,817	$2,291,987	$1,789,839	$1,574,352
Depreciation and amortization	67,135	63,697	53,737	47,738	47,462
Earnings from operations	163,435	169,863	161,485	87,228	60,374
Earnings from continuing operations before income taxes	158,860	164,832	156,393	86,106	50,440
Earnings from continuing operations	92,982	112,897	93,451	55,244	29,059
Provision for discontinued operations, net	(329)	(462)	(1,025)	(1,336)	(273)
Net earnings	$92,653	$112,435	$92,426	$53,908	$28,786
Per Common Share Data
Earnings from continuing operations
Basic	$3.99	$4.78	$3.89	$2.30	$1.31
Diluted	3.94	4.69	3.83	2.27	1.28
Discontinued operations
Basic	(0.01)	(0.02)	(0.05)	(0.06)	(0.02)
Diluted	(0.02)	(0.01)	(0.04)	(0.05)	(0.01)
Net earnings
Basic	3.98	4.76	3.84	2.24	1.29
Diluted	3.92	4.68	3.79	2.22	1.27
Balance Sheet Data
Total assets	$1,439,284	$1,326,072	$1,229,761	$960,507	$863,525
Long-term debt	33,730	50,682	40,704	—	—
Non-redeemable preferred stock	1,305	3,924	4,957	5,183	5,220
Common equity	914,885	817,936	721,774	620,038	577,299
Capital expenditures	98,456	71,737	49,456	29,299	33,825
Financial Statistics
Earnings from operations as a percent of net sales	6.2%	6.5%	7.0%	4.9%	3.8%
Book value per share (common equity divided by common shares outstanding)	$38.25	$34.09	$29.74	$26.19	$23.98
Working capital (in thousands)	$451,297	$407,073	$291,990	$279,595	$280,621
Current ratio	2.5	2.5	2.0	2.2	2.7
Percent long-term debt to total capitalization	3.5%	5.8%	5.3%	—%	—%
Other Data (End of Year)
Number of retail outlets*	2,568	2,459	2,387	2,309	2,276
Number of employees	22,250	22,700	21,475	15,200	13,925

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
Reflected in earnings from continuing operations for Fiscal 2014, 2013, 2012, 2011 and 2010 were asset impairment and other charges of $1.3 million, $17.0 million, $2.7 million, $8.6 million and $13.4 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. In January 2014, the Company entered into the third amended and restated credit agreement in the aggregate principal amount of $400.0 million. During Fiscal 2010, the Company entered into separate exchange agreements whereby it acquired and retired all $86.2 million in aggregate principal amount of its Debentures due June 15, 2023 in exchange for the issuance of 4,552,824 shares of its common stock. As a result of the exchange agreements and conversions, the Company recognized a loss on the early retirement of debt of $5.5 million reflected in earnings from continuing operations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
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

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, Business, include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the amount of required accruals related to the earn-out bonus potentially payable to Schuh management based on the achievement of certain performance objectives, the timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses, weakness in the consumer economy, competition in the Company’s markets, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, and the outcome of litigation, investigations and environmental matters involving the Company. For a discussion of additional risk factors, see Item 1A, Risk Factors.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at February 1, 2014, the Company operated 2,568 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,975 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,425 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Journeys Group operates 31 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,000 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of February 1, 2014, the Company has opened four Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,425 square feet. The Schuh Group also sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,050 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 110 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to that particular Macy's department store geographic location. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States and in Canada. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of February 1, 2014, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,350 square feet, located in factory outlet malls, and through a direct -to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department and independent specialty stores. Additionally, the Company recently relaunched the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement was renewed on July 23, 2012 for a term expiring November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.
Strategy
The Company’s long-term strategy has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable sales, both in stores and digital commerce, 4) increasing operating margin and 5) enhancing the value of its brands. Most of the additional stores planned in North America are currently planned to be Lids Locker Room, Lids Clubhouse, Journeys Kidz and Johnston & Murphy stores, all of which management considers to be underpenetrated in many markets.
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
Summary of Results of Operations
The Company’s net sales increased 0.8% during Fiscal 2014 compared to Fiscal 2013. The increase reflected a 4% increase in Lids Sports Group sales, an 11% increase in Johnston & Murphy Group sales and a 1% increase in Licensed Brands sales, offset by a 3% decrease in Journeys Group sales and a 2% decrease in Schuh Group sales. Included in Fiscal 2013 was a 53rd week compared to a 52-week year for Fiscal 2014. Excluding the 53rd week from Fiscal 2013, sales would have increased 2.2% for Fiscal 2014. Gross margin decreased as a percentage of net sales during Fiscal 2014, reflecting gross margin decreases in Schuh Group, Lids Sports Group and Licensed Brands, partially offset by increased gross margin in Journeys Group and Johnston & Murphy Group. Selling and administrative expenses increased as a percentage of net sales during Fiscal 2014 in all of the Company's business segments except Licensed Brands. Earnings from operations decreased as a percentage of net sales from 6.5% in Fiscal 2013 to 6.2% in Fiscal 2014, reflecting decreased earnings in Journeys Group, Schuh Group and Lids Sports Group, partially offset by improved earnings from operations in Johnston & Murphy Group and Licensed Brands.

Significant Developments

Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100.0 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld that was paid in June 2013. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable in installments of £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 99 retail stores in the United Kingdom and the Republic of Ireland as of February 1, 2014. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh’s operations for Fiscal 2014 include net sales of $364.7 million and operating earnings of $3.1 million. The results of Schuh's operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $11.2 million. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. Compensation expense related to the Schuh acquisition deferred purchase price obligation was $11.7 million,

$12.1 million and $7.2 million in Fiscal 2014, 2013 and 2012, respectively. This expense is included in the operating earnings for the Schuh Group segment.
Other Acquisitions
In Fiscal 2014 and 2013, the Company completed other acquisitions of primarily small retail chains for a total purchase price of $13.6 million and $23.8 million, respectively. The stores acquired will be operated within the Lids Sports Group.

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
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $1.3 million in Fiscal 2014, including $3.3 million for network intrusion expenses, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination offset by an $(8.3) million gain on the lease termination of a New York City Journeys store.

The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for network intrusion expenses.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was $12.3 million for Fiscal 2014, compared to an expected return of $6.7 million. The discount rate used to measure benefit obligations increased from 4.00% to 4.40% in Fiscal 2014. As a result of the increase in the return on plan assets and the increased discount rate, the pension liability reflected in the Consolidated Balance Sheets decreased to $9.2 million compared to $20.5 million in Fiscal 2013. There was a decrease in the pension liability adjustment of $9.5 million (net of tax) in accumulated other comprehensive income in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations
In Fiscal 2014, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Note 13 to the Consolidated Financial Statements.
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
In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, except for the Anaconda Sports wholesale division, cost is determined using the first-in, first-out ("FIFO") method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.1 million at February 1, 2014.
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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.2 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $3.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $5.9 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $14.2 million, the Company does not believe that any impairment charge related thereto would be material.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.5 million reflected in Fiscal 2014, $0.8 million reflected in Fiscal 2013 and $1.8 million reflected in Fiscal 2012. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At February 1, 2014, the Company had a deferred tax valuation allowance of $3.8 million.
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
The Company recorded an effective income tax rate of 41.5% for Fiscal 2014 compared to 31.5% for 2013. The tax rate for Fiscal 2013 was lower primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 7.75%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2014, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 4.40%, 4.00% and 4.35% for Fiscal 2014, 2013 and 2012, respectively. The discount rate at February 1, 2014 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2014, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.6 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.6 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $6.1 million and the accumulated benefit obligation would have decreased by $6.1 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $6.8 million and the accumulated benefit obligation would have increased by $6.8 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2014, the Company had unrecognized actuarial losses of $27.1 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $4.4 million, $4.3 million and $2.8 million in Fiscal 2014, 2013 and 2012, respectively. The Company’s pension expense is expected to decrease in Fiscal 2015 by approximately $1.5 million due to a smaller actuarial loss to be amortized.
Comparable Sales
During Fiscal 2013, the Company revised its presentation of comparable sales to include its e-commerce and direct mail catalog businesses. Prior year comparable sales have been adjusted to conform to the current year presentation. For purposes of this report, "comparable sales" are sales from stores open longer than one year, beginning in the fifty-third week of a store’s operation (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable sales calculation until the fifty-third week of operation in the expanded format.

Results of Operations—Fiscal 2014 Compared to Fiscal 2013
The Company’s net sales for Fiscal 2014 (52 weeks) increased 0.8% to $2.62 billion from $2.60 billion in Fiscal 2013 (53 weeks). The increase in net sales was a result of increased sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, offset by decreased sales in Journeys and Schuh Groups. Net sales for Fiscal 2013 included an estimated $35.2 million of sales due to the fifty-third week. Gross margin was flat at $1.30 billion, but decreased as a percentage of net sales from 49.9% to 49.5%, primarily reflecting decreased gross margin as a percentage of net sales in the Schuh Group, Lids Sports Group and Licensed Brands, offset slightly by increased gross margin as a percentage of net sales in the Journeys and Johnston & Murphy Groups. Selling and administrative expenses in Fiscal 2014 increased 2.0% from Fiscal 2013 and increased as a percentage of net sales from 42.7% to 43.2%, primarily reflecting expense increases in all the Company's business segments except Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2014 were $158.9 million, compared to $164.8 million for Fiscal 2013. Pretax earnings for Fiscal 2014 included asset impairment and other charges of $1.3 million, including $3.3 million for expenses related to the computer network intrusion announced in December 2010, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination offset by an $(8.3) million gain on the lease termination of a New York City Journeys store. Pretax earnings for Fiscal 2013 included asset impairment and other charges of $17.0 million, including $15.5 million for expenses related to the computer network intrusion, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
Net earnings for Fiscal 2014 were $92.7 million ($3.92 diluted earnings per share) compared to $112.4 million ($4.68 diluted earnings per share) for Fiscal 2013. Net earnings for Fiscal 2014 includes $0.3 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2013 includes $0.5 million ($0.01 diluted loss per share) charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective federal income tax rate of 41.5% for Fiscal 2014 compared to 31.5% for Fiscal 2013. Fiscal 2013's lower effective tax rate reflects the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$1,082,241	$1,111,490	(2.6)%
Earnings from operations	$97,377	$109,953	(11.4)%
Operating margin	9.0%	9.9%

Net sales from Journeys Group decreased 2.6% to $1.08 billion for Fiscal 2014 from $1.11 billion for Fiscal 2013. The decrease reflects primarily a 2% decrease in same store sales, an 18% increase in comparable direct sales and a 1% decrease in comparable sales, including both store and direct sales. The comparable store sales decrease reflected a 3% decrease in footwear unit comparable sales partially offset by a 1% increase in the average price per pair of shoes. Total unit sales decreased 4% during the same period. The store count for Journeys Group was 1,168 stores at the end of Fiscal 2014, including 174 Journeys Kidz stores, 50 Shi by Journeys stores, 117 Underground by Journeys stores and 31 Journeys stores in Canada, compared to 1,157 stores at the end of Fiscal 2013, including 156 Journeys Kidz stores, 51 Shi by Journeys stores, 130 Underground by Journeys stores and 24 Journeys stores in Canada.
Journeys Group earnings from operations for Fiscal 2014 decreased 11.4% to $97.4 million, compared to $110.0 million for Fiscal 2013. The decrease in earnings from operations was primarily due to decreased net sales and to increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales, partially offset by decreased bonus accruals.
Schuh Group

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$364,732	$370,480	(1.6)%
Earnings from operations	$3,063	$11,209	(72.7)%
Operating margin	0.8%	3.0%

Net sales from the Schuh Group decreased 1.6% to $364.7 million for Fiscal 2014, compared to $370.5 million for Fiscal 2013. The sales decrease reflects a 9% decrease in same store sales, a 4% decrease in comparable direct sales, an 8% decrease in comparable sales, including both store and direct sales, and a $2.1 million decrease in sales from changes in exchange rates, partially offset by a 13% increase in average stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). Schuh Group operated 99 stores, including four Schuh Kids stores at the end of Fiscal 2014 compared to 79 stores, including three Schuh Kids stores, and 13 concessions at the end of Fiscal 2013.
Schuh Group earnings from operations were $3.1 million for Fiscal 2014 compared to $11.2 million for Fiscal 2013. Earnings included $11.7 million this year and $12.1 million last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $13.1 million this year and $15.8 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decreases in deferred purchase price expense and contingent bonus expense this year were offset by decreased gross margin and negative leverage from the negative comparable sales. The decreased gross margin reflected increased promotional activity and changes in product mix. See Note 2 to the Consolidated Financial Statements for additional information related to the Schuh acquisition.

Lids Sports Group

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$820,996	$791,255	3.8%
Earnings from operations	$63,748	$82,867	(23.1)%
Operating margin	7.8%	10.5%

Net sales from the Lids Sports Group increased 3.8% to $821.0 million for Fiscal 2014 from $791.3 million for Fiscal 2013. The increase primarily reflects a 6% increase in average Lids Sports Group stores operated. Same store sales decreased 1%, comparable direct sales increased 26% and comparable sales, including both store and direct sales, were flat for Fiscal 2014. The comparable sales decrease reflected a 2% decrease in comparable store hat units sold while average price per hat was flat. Lids Sports Group operated 1,133 stores at the end of Fiscal 2014, including 110 Lids stores in Canada, 177 Lids Locker Room and Clubhouse stores and 26 Locker Room by Lids leased departments at Macy's, compared to 1,053 stores at the end of Fiscal 2013, including 98 Lids stores in Canada and 144 Lids Locker Room and Clubhouse stores.
Lids Sports Group earnings from operations for Fiscal 2014 decreased 23.1% to $63.7 million compared to $82.9 million for Fiscal 2013. The decrease in operating income was primarily due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity and changes in product mix, and to increased expenses as a percentage of net sales, primarily reflecting negative leverage due to negative same store sales.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$245,941	$221,860	10.9%
Earnings from operations	$17,638	$15,696	12.4%
Operating margin	7.2%	7.1%

Johnston & Murphy Group net sales increased 10.9% to $245.9 million for Fiscal 2014 from $221.9 million for Fiscal 2013. The increase reflected primarily a 7% increase in same store sales, a 15% increase in comparable direct sales and an 8% increase in comparable sales, including both store and direct sales, an 8% increase in Johnston & Murphy wholesale sales, a 5% increase in average stores operated for Johnston & Murphy retail operations and additional sales for the recently relaunched Trask brand. Unit sales for the Johnston & Murphy wholesale business increased 8% in Fiscal 2014, while the average price per pair of shoes was flat for the same period. Retail operations accounted for 71.9% of the Johnston & Murphy Group's sales in Fiscal 2014, up from 71.7% in Fiscal 2013. The comparable sales increase in Fiscal 2014 reflects a 5% increase in the average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes and increased prices in the casual lines and footwear unit comparable sales increased 3%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2014 included 168 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 157 Johnston & Murphy shops and factory stores, including five stores in Canada, at the end of Fiscal 2013.
Johnston & Murphy earnings from operations for Fiscal 2014 increased 12.4% to $17.6 million from $15.7 million for Fiscal 2013, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting increased initial margins, offset by increased expenses as a percentage of net sales, due primarily to expenses associated with the relaunch of the Trask brand.

Licensed Brands

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$109,780	$108,498	1.2%
Earnings from operations	$10,614	$10,078	5.3%
Operating margin	9.7%	9.3%

Licensed Brands’ net sales increased 1.2% to $109.8 million for Fiscal 2014 from $108.5 million for Fiscal 2013. The sales increase reflects an increase in sales of SureGrip Footwear and Dockers Footwear partially offset by decreased sales of the Chaps line of footwear. Unit sales for Dockers Footwear decreased 1% for Fiscal 2014, while the average price per pair of shoes increased 2% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2014 increased 5.3%, from $10.1 million for Fiscal 2013 to $10.6 million, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased bonus accruals.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2014 was $29.0 million compared to $59.9 million for Fiscal 2013. Corporate expense in Fiscal 2014 included $1.3 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments, other legal matters and a lease termination, partially offset by a gain on another lease termination. Corporate expense in Fiscal 2013 included $17.0 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Excluding the charges listed above, corporate and other expense decreased primarily due to decreased bonus accruals.
Interest expense decreased 9.5% from $5.1 million in Fiscal 2013 to $4.6 million in Fiscal 2014 primarily due to lower interest on the U.K. debt resulting from payments of the U.K. debt during Fiscal 2014 and Fiscal 2013.

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
Pretax earnings for Fiscal 2013 were $164.8 million, compared to $156.4 million for Fiscal 2012. Pretax earnings for Fiscal 2013 included asset impairment and other charges of $17.0 million, including $15.5 million for expenses related to the computer network intrusion announced in December 2010, $1.4 million for retail store asset impairments and $0.1 million for other legal matters. Pretax earnings for Fiscal 2012 included asset impairment and other charges of $2.7 million, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for expenses related to the computer network intrusion.
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

Johnston & Murphy Group net sales increased 10.0% to $221.9 million for Fiscal 2013 from $201.7 million for Fiscal 2012. The increase reflected primarily a 3% increase in same store sales, a 13% increase in comparable direct sales and a 4% increase in comparable sales, including both store and direct sales, and a 21% increase in Johnston & Murphy wholesale sales slightly offset by a 1% decrease in average stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business increased 25% in Fiscal 2013, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 71.7% of the Johnston & Murphy Group's sales in Fiscal 2013, down from 74.3% in Fiscal 2012. The comparable sales increase in Fiscal 2013 reflects a 4% increase in the average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes, while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of Fiscal 2013 included 157 Johnston & Murphy shops and factory stores, including five stores in Canada, compared to 153 Johnston & Murphy shops and factory stores, including one store in Canada, at the end of Fiscal 2012.
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
Interest expense decreased 0.6% from $5.2 million in Fiscal 2012 to $5.1 million in Fiscal 2013.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 1, 2014	Feb. 2, 2013	Jan. 28, 2012
	(dollars in millions)
Cash and cash equivalents	$59.4	$59.8	$53.8
Working capital	$451.3	$407.1	$292.0
Long-term debt (includes current maturities)	$33.7	$50.7	$40.7
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $140.0 million in Fiscal 2014 compared to $123.2 million in Fiscal 2013. The $16.8 million increase from operating activities from Fiscal 2013 reflects an increase in cash flow from changes in accounts payable of $37.8 million, partially offset by decreased earnings of $19.8 million. The $37.8 million increase in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors.
The $58.4 million increase in inventories at February 1, 2014 from February 2, 2013 levels reflects increases in retail inventory, reflecting slower than expected sales and a 6.4% increase in square footage, and increased wholesale inventory in Licensed Brands and Lids Team Sports.
Accounts receivable at February 1, 2014 increased $3.7 million compared to February 2, 2013, due primarily to increased wholesale sales in the Licensed Brands business and increased tenant allowance and other receivables in retail.
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
On January 31, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $25.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit facility may be increased up to no more than $40.0 million.
Genesco (UK) Limited has a one-time option to increase the availability of its subfacility under the Credit Facility by an additional amount of up to $50.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $550.0 million or $600.0 million, respectively) or the "Borrowing Base", which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves (the "Loan Cap"). The relevant assets of Genesco (UK) Limited will be included in the Borrowing Base if the additional $50.0 million sublimit increase is exercised, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $50.0 million and the total outstanding to Genesco (UK) Limited will not exceed 30% of the Loan Cap.
The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche. For additional information on the Company’s Credit Facility, see Note 6 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facilities”), which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow

(as defined in the UK Credit Facilities). The Company paid less than £0.1 million, £4.8 million and £4.5 million on the B term loan in Fiscal 2014, 2013 and 2012, respectively.

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum.

There were $33.7 million in UK term loans outstanding at February 1, 2014. The UK Credit Facilities contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at February 1, 2014. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.
Revolving credit borrowings averaged $38.5 million during Fiscal 2014 and $30.5 million during Fiscal 2013, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2014.
There were $14.5 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at February 1, 2014. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $358.0 million at February 1, 2014. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at February 1, 2014.
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility)exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent (as defined in the Credit Facility). The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2015. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.
The Company issued a mandatory notice of redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4, and on its $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The total cost of the redemption was $1.5 million. As a result, all of these preferred issues of stock were either converted to common stock or redeemed in the first quarter of Fiscal 2014 and there are no outstanding shares remaining. Therefore, there is no longer an annual dividend requirement.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 1, 2014.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Lease Obligations	$11	$1	$3	$3	$4
Long-Term Debt Obligations(1)	33,730	6,793	16,439	4,117	6,381
Operating Lease Obligations	1,306,479	235,049	405,584	284,021	381,825
Purchase Obligations(2)	621,533	621,533	—	—	—
Long-Term Obligations – Schuh(3)	104,844	25,800	78,368	553	123
Other Long-Term Liabilities	1,254	176	351	351	376
Total Contractual Obligations(4)	$2,067,851	$889,352	$500,745	$289,045	$388,709

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$14,466	$14,466	$—	$—	$—
Total Commercial Commitments	$14,466	$14,466	$—	$—	$—

(1) Excludes interest on revolver borrowings due to uncertainty of timing of payments.
(2) Open purchase orders for inventory.
(3) Includes deferred purchase price payments and earn-out bonus payments related to the Schuh acquisition and interest on the UK term loans. For additional information, see Notes 2 and 6 to the Consolidated Financial Statements included in Item 8.
(4) Excludes unrecognized tax benefits of $10.7 million due to their uncertain nature in timing of payments, if any.
Capital Expenditures
Capital expenditures were $98.5 million, $71.7 million and $49.5 million for Fiscal 2014, 2013 and 2012, respectively. The $26.8 million increase in Fiscal 2014 capital expenditures as compared to Fiscal 2013 reflected an increase in retail store capital expenditures due to the construction of 183 new stores and leased departments opened in Fiscal 2014, compared to 104 stores in Fiscal 2013. The $22.2 million increase in Fiscal 2013 capital expenditures as compared to Fiscal 2012 reflected an increase in retail store capital expenditures due to the construction of 104 new stores opened in Fiscal 2013, compared to 70 stores in Fiscal 2012, and increased major renovations due to lease renewals.
Total capital expenditures in Fiscal 2015 are expected to be approximately $149 million. These include retail capital expenditures of approximately $134 million to open approximately 25 Journeys stores, including 5 in Canada, 25 Journeys Kidz stores, 15 Schuh stores, including three Schuh Kids, 11 Johnston & Murphy shops and factory stores, and 268 Lids Sports Group stores and leased departments, including 45 Lids stores, with 15 stores in Canada, 48 Lids Locker Room and Lids Clubhouse stores, and 175 Locker Room by Lids leased departments in Macy's department stores, and to complete approximately 164 major store renovations. The planned amount of capital expenditures in Fiscal 2015 for wholesale operations and other purposes is approximately $15 million, including approximately $8 million for new systems to improve customer service and support the Company’s growth.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2015. The approximately $7.3 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2015.

The Company had total available cash and cash equivalents of $59.4 million and $59.8 million as of February 1, 2014 and February 2, 2013, respectively, of which approximately $39.4 million and $38.5 million was held by the Company's foreign subsidiaries as of February 1, 2014 and February 2, 2013, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Common Stock Repurchases
The Company repurchased 337,665 shares of common stock at a cost of $20.7 million during Fiscal 2014. During the third quarter of Fiscal 2014, the Company's board of directors increased the share repurchase authorization to $75.0 million. Shares repurchased during the third quarter of Fiscal 2014, at a cost of $9.5 million, will be applied to the new repurchase authorization. Therefore, the Company has $65.5 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 645,904 shares at a cost of $37.6 million during Fiscal 2013. The Company did not repurchase any shares during Fiscal 2012.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.5 million reflected in Fiscal 2014, $0.8 million reflected in Fiscal 2013 and $1.8 million reflected in Fiscal 2012. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company – The Company has $33.7 million of outstanding U.K. term loans at a weighted average interest rate of 3.40% as of February 1, 2014. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $33.7 million term loans.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at February 1, 2014. As a result, the Company considers the interest rate market risk implicit in these investments at February 1, 2014 to be low.
Accounts Receivable – The Company’s accounts receivable balance at February 1, 2014 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale businesses, three customers each accounted for 5% and no other customer accounted for more than 4% of the Company’s total trade receivables balance as of February 1, 2014. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Summary – Based on the Company’s overall market interest rate exposure at February 1, 2014, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2015 would not be material.

New Accounting Principles
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the first quarter of Fiscal 2014 by presenting amounts reclassified out of AOCI as a separate disclosure in Note 1 to the Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with the Company's pension and postretirement plans.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Genesco Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 1, 2014, and our report dated April 2, 2014 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 2, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated April 2, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 2, 2014

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 1, 2014	February 2, 2013
Current Assets:
Cash and cash equivalents	$59,447	$59,795
Accounts receivable, net of allowances of $4,420 at February 1,
2014 and $6,082 at February 2, 2013	52,646	48,214
Inventories	567,261	505,344
Deferred income taxes	23,089	23,725
Prepaids and other current assets	54,432	45,193
Total current assets	756,875	682,271

Property and equipment:
Land	6,169	6,128
Buildings and building equipment	20,474	20,390
Computer hardware, software and equipment	131,110	120,757
Furniture and fixtures	173,992	148,903
Construction in progress	35,623	8,702
Improvements to leased property	335,287	318,376
Property and equipment, at cost	702,655	623,256
Accumulated depreciation	(422,618)	(381,587)
Property and equipment, net	280,037	241,669
Deferred income taxes	3,342	18,731
Goodwill	288,100	273,827
Trademarks, net of accumulated amortization of $4,312 at
February 1, 2014 and $3,350 at February 2, 2013	77,571	77,408
Other intangibles, net of accumulated amortization of $20,645 at
February 1, 2014 and $17,220 at February 2, 2013	9,082	11,598
Other noncurrent assets	24,277	20,568
Total Assets	$1,439,284	$1,326,072

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	February 1, 2014	February 2, 2013
Current Liabilities:
Accounts payable	$145,483	$118,350
Accrued employee compensation	49,078	55,241
Accrued other taxes	26,247	25,985
Accrued income taxes	2,188	2,096
Current portion – long-term debt	6,793	5,675
Other accrued liabilities	68,526	60,659
Provision for discontinued operations	7,263	7,192
Total current liabilities	305,578	275,198
Long-term debt	26,937	45,007
Pension liability	9,223	20,514
Deferred rent and other long-term liabilities	175,311	157,407
Provision for discontinued operations	4,112	4,159
Total liabilities	521,161	502,285
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,305	3,924
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 1, 2014 – 24,407,724/23,919,260
February 2, 2013 – 24,484,915/23,996,451	24,408	24,485
Additional paid-in capital	190,568	170,360
Retained earnings	734,533	669,189
Accumulated other comprehensive loss	(16,767)	(28,241)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	916,190	821,860
Noncontrolling interest – non-redeemable	1,933	1,927
Total equity	918,123	823,787
Total Liabilities and Equity	$1,439,284	$1,326,072

The accompanying Notes are an integral part of these Consolidated Financial Statements

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2014	2013	2012
Net sales	$2,624,972	$2,604,817	$2,291,987
Cost of sales	1,325,922	1,306,200	1,143,632
Selling and administrative expenses	1,134,274	1,111,717	984,193
Asset impairments and other, net	1,341	17,037	2,677
Earnings from operations	163,435	169,863	161,485
Interest expense, net:
Interest expense	4,641	5,126	5,157
Interest income	(66)	(95)	(65)
Total interest expense, net	4,575	5,031	5,092
Earnings from continuing operations before income taxes	158,860	164,832	156,393
Income tax expense	65,878	51,935	62,942
Earnings from continuing operations	92,982	112,897	93,451
Provision for discontinued operations, net	(329)	(462)	(1,025)
Net Earnings	$92,653	$112,435	$92,426

Basic earnings per common share:
Continuing operations	$3.99	$4.78	$3.89
Discontinued operations	(0.01)	(0.02)	(0.05)
Net earnings	$3.98	$4.76	$3.84
Diluted earnings per common share:
Continuing operations	$3.94	$4.69	$3.83
Discontinued operations	(0.02)	(0.01)	(0.04)
Net earnings	$3.92	$4.68	$3.79

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2014	2013	2012
Net earnings	$92,653	$112,435	$92,426
Other comprehensive income (loss):
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for each period	—	42	(35)
Pension liability adjustment net of tax of $6.2 million
and $2.4 million for 2014 and 2013, respectively, and
net of tax benefit of $3.1 million for 2012	9,510	3,657	(4,670)
Postretirement liability adjustment net of tax benefit of
$0.3 million for 2014 and $0.1 million for 2013 and 2012	(542)	(79)	(109)
Foreign currency translation adjustments	2,506	1,105	(3,847)
Total other comprehensive income (loss)	11,474	4,725	(8,661)
Comprehensive Income	$104,127	$117,160	$83,765

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$92,653	$112,435	$92,426
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	67,135	63,697	53,737
Amortization of deferred note expense and debt discount	801	792	708
Deferred income taxes	14,983	(17,618)	9,661
Provision for losses on accounts receivable	(525)	1,325	2,004
Impairment of long-lived assets	2,347	1,396	1,119
Restricted stock and share-based compensation	12,295	10,508	7,660
Provision for discontinued operations	543	796	1,692
Tax benefit of stock options and restricted stock exercised	(3,784)	(4,820)	(4,744)
Other	1,301	1,327	1,005
Effect on cash from changes in working capital and other
assets and liabilities, before acquisitions:
Accounts receivable	(3,684)	(5,821)	3,011
Inventories	(58,386)	(61,049)	(42,324)
Prepaids and other current assets	(8,885)	(4,524)	5,286
Accounts payable	19,850	(17,953)	(1,201)
Other accrued liabilities	(10,093)	(6,624)	9,384
Other assets and liabilities	13,448	49,343	5,536
Net cash provided by operating activities	139,999	123,210	144,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,456)	(71,737)	(49,456)
Acquisitions, net of cash acquired	(13,567)	(23,818)	(92,985)
Proceeds from asset sales	75	81	27
Net cash used in investing activities	(111,948)	(95,474)	(142,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(2)	(2)	(22)
Payments of long-term debt	(6,428)	(13,581)	(25,321)
Proceeds from issuance of long-term debt	15,124	—	—
Borrowings under revolving credit facility	402,200	439,600	299,800
Payments on revolving credit facility	(429,900)	(416,900)	(294,800)
Tax benefit of stock options and restricted stock exercised	3,784	4,820	4,744
Shares repurchased	(20,676)	(37,650)	—
Change in overdraft balances	6,025	(2,925)	2,931
Redemption of preferred shares	(1,462)	—	—
Dividends paid on non-redeemable preferred stock	(33)	(147)	(193)
Exercise of stock options and issue shares - Employee Stock Purchase Plan	3,230	4,965	9,820
Other	(1,788)	4	(939)
Net cash used in financing activities	(29,926)	(21,816)	(3,980)
Effect of foreign exchange rate fluctuations on cash	1,527	85	(710)
Net (Decrease) Increase in Cash and Cash Equivalents	(348)	6,005	(2,144)
Cash and cash equivalents at beginning of period	59,795	53,790	55,934
Cash and cash equivalents at end of period	$59,447	$59,795	$53,790
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$3,769	$4,391	$4,789
Income taxes	52,618	81,607	50,254
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 29, 2011	$5,183	$24,163	$131,910	$506,127	$(24,305)	$(17,857)	$2,503	$627,724
Net earnings	—	—	—	92,426	—	—	—	92,426
Other comprehensive loss	—	—	—	—	(8,661)	—	—	(8,661)
Dividends paid on non-redeemable preferred stock	—	—	—	(193)	—	—	—	(193)
Exercise of stock options	—	390	9,297	—	—	—	—	9,687
Issue shares – Employee Stock Purchase Plan	—	3	130	—	—	—	—	133
Employee and non-employee restricted stock	—	—	7,659	—	—	—	—	7,659
Share-based compensation	—	—	1	—	—	—	—	1
Restricted stock issuance	—	304	(304)	—	—	—	—	—
Restricted shares withheld for taxes	—	(93)	(4,034)	—	—	—	—	(4,127)
Tax benefit of stock options and
restricted stock exercises	—	—	4,585	—	—	—	—	4,585
Shares repurchased	—	—	—	—	—	—	—	—
Other	(226)	(9)	235	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(254)	(254)
Balance January 28, 2012	4,957	24,758	149,479	598,360	(32,966)	(17,857)	2,249	728,980
Net earnings	—	—	—	112,435	—	—	—	112,435
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and
restricted stock exercises	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013	3,924	24,485	170,360	669,189	(28,241)	(17,857)	1,927	823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and
restricted stock exercises	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – income	—	—	—	—	—	—	6	6
Balance February 1, 2014	$1,305	$24,408	$190,568	$734,533	$(16,767)	$(17,857)	$1,933	$918,123
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at February 1, 2014, the Company operated 2,568 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2014 was a 52-week year with 364 days, Fiscal 2013 was a 53-week year with 371 days and Fiscal 2012 was a 52-week year with 364 days. Fiscal 2014 ended on February 1, 2014, Fiscal 2013 ended on February 2, 2013 and Fiscal 2012 ended on January 28, 2012.

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

In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, except for the Anaconda Sports wholesale division, cost is determined using the FIFO method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Specifically, the Company would allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.5 million in Fiscal 2014, $0.8 million in Fiscal 2013 and $1.8 million in Fiscal 2012. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

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

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At February 1, 2014, the Company had a deferred tax valuation allowance of $3.8 million.

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

The Company recorded an effective income tax rate of 41.5% for Fiscal 2014 compared to 31.5% for Fiscal 2013 and 40.2% for Fiscal 2012. The tax rate for Fiscal 2013 was lower compared to Fiscal 2014 and Fiscal 2012 primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

As required by the Compensation – Retirement Benefits Topic of the Codification, the Company is required to recognize the overfunded or underfunded status of postretirement benefit plans as an asset or liability, respectively, in their Consolidated Balance Sheets and to recognize changes in that funded status in accumulated other comprehensive loss, net of tax, in the year in which the changes occur.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $59.4 million and $59.8 million as of February 1, 2014 and February 2, 2013, respectively. Included in cash and cash equivalents at February 1, 2014 and February 2, 2013 are cash equivalents of $0.0 million and $0.2 million, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At February 1, 2014, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At February 1, 2014 and February 2, 2013, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $42.1 million and $36.1 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale businesses, three customers each accounted for 5% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of February 1, 2014.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in
June 2011 and Hat World Corporation in April 2004. The Consolidated Balance Sheets include goodwill of $182.4 million for the Lids Sports Group, $104.9 million for the Schuh Group and $0.8 million for Licensed Brands at February 1, 2014, and $172.3 million for the Lids Sports Group, $100.7 million for the Schuh Group and $0.8 million for Licensed Brands at February 2, 2013. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

intangible asset with its carrying amount. The Company has not recorded an impairment charge for intangible assets.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $14.2 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $3.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $5.9 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 1, 2014 and February 2, 2013 are:

In thousands	February 1, 2014		February 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$—	$—	$27,700	$27,742
UK Term Loans	33,730	33,840	22,982	22,982

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $8.7 million, $8.2 million and $9.2 million for Fiscal 2014, 2013 and 2012, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $0.8 million, $0.7 million and $0.6 million for Fiscal 2014, 2013 and 2012, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $14.4 million and $13.1 million at February 1, 2014 and February 2, 2013, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $381.6 million, $359.3 million and $314.6 million for Fiscal 2014, 2013 and 2012, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Shipping and Handling Costs
Shipping and handling costs related to inventory purchased from suppliers are included in the cost of inventory and are charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale and unallocated retail costs of distribution, which are included in selling and administrative expenses on the Consolidated Statements of Operations.

Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the Consolidated Statements of Operations.

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by the Property, Plant and Equipment Topic of the Codification, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Operations, if material individually or cumulatively. In each of the years presented, no store closings meeting the discontinued operations criteria have been material individually or cumulatively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $56.9 million, $48.3 million and $42.5 million for Fiscal 2014, 2013 and 2012, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million and $1.4 million at February 1, 2014 and February 2, 2013.

Consideration to Resellers
In its wholesale businesses, the Company does not have any written buy-down programs with retailers, but the Company has provided certain retailers with markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. The Company estimates these allowances and provides for them as reductions to revenues at the time revenues are recorded. Markdowns are negotiated with retailers and changes are made to the estimates as agreements are reached. Actual amounts for markdowns have not differed materially from estimates.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.2 million, $3.5 million and $3.3 million for Fiscal 2014, 2013 and 2012, respectively. During Fiscal 2014, 2013 and 2012, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.8 million, $3.8 million and $3.0 million for Fiscal 2014, 2013 and 2012, respectively. During Fiscal 2014, 2013 and 2012, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Share-Based Compensation
The Company has share-based compensation covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation - Stock Compensation Topic of the Codification. The Company has not granted any stock options since the first quarter of Fiscal 2008. The fair value of employee restricted stock is determined based on the closing price of the Company's stock on the date of grant. The benefits of tax deductions in excess or recognized compensation expense are reported as a financing cash flow (see Note 12).

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment, unrealized gains or losses on foreign currency forward contracts and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 1, 2014 consisted of $16.5 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $0.9 million, net of tax, offset by a cumulative foreign currency translation adjustment of $0.6 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the year ended February 1, 2014:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 2, 2013	$(1,931)	$(26,310)	$(28,241)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	2,506	—	2,506
Net actuarial gain	—	8,581	8,581
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	6,257	6,257
Amortization reclassified from AOCI, before tax	—	6,257	6,257
Income tax expense	—	5,870	5,870
Current period other comprehensive income, net of tax	2,506	8,968	11,474
Balance February 1, 2014	$575	$(17,342)	$(16,767)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Consolidated Statements of Operations.

Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

New Accounting Principles
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“AOCI”), which sets forth additional disclosure requirements for items reclassified out of AOCI and into net income, and is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the first quarter of Fiscal 2014 by presenting amounts reclassified out of AOCI as a separate disclosure in Note 1 to the Consolidated Financial Statements. Amounts reclassified out of AOCI were related to amortization of net actuarial loss associated with the Company's pension and postretirement plans.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 2
Acquisitions and Intangible Assets

Schuh Acquisition
On June 23, 2011, the Company, through its newly-formed, wholly-owned subsidiary Genesco (UK) Limited (“Genesco UK”), completed the acquisition of all the outstanding shares of Schuh Group Ltd. (“Schuh”) for a total purchase price of approximately £100.0 million, less £29.5 million outstanding under existing Schuh credit facilities, which remain in place, less a £1.9 million working capital adjustment and plus £6.2 million net cash acquired, with £5.0 million withheld that was paid in June 2013. The Company financed the acquisition with borrowings under its existing credit facility and the balance from cash on hand. The purchase agreement also provides for deferred purchase price payments totaling £25 million, payable in installments of £15 million and £10 million on the third and fourth anniversaries of the closing, respectively, subject to the payees’ not having terminated their employment with Schuh under certain specified circumstances. This amount will be recorded as compensation expense and not reported as a component of the cost of the acquisition.

Headquartered in Scotland, Schuh is a specialty retailer of casual and athletic footwear sold through 99 retail stores in the United Kingdom and the Republic of Ireland as of February 1, 2014. The Company completed the acquisition in order to enhance its strategic development and prospects for growth and provide the Company with an established retail presence in the United Kingdom and improved insight into global fashion trends. The results of Schuh's operations for Fiscal 2014 include net sales of $364.7 million and operating earnings of $3.1 million. The results of Schuh’s operations for Fiscal 2013 include net sales of $370.5 million and operating earnings of $11.2 million. The results of Schuh's operations for the fiscal year from the date of acquisition through January 28, 2012, including net sales of $212.3 million and operating earnings of $11.7 million, have been included in the Company's Consolidated Financial Statements for the fiscal year ended January 28, 2012. During the fiscal year ended January 28, 2012, the Company expensed $7.4 million in costs related to the acquisition. These costs were recorded as selling and administrative expenses on the Consolidated Statement of Operations. Compensation expense related to the Schuh acquisition deferred purchase price obligation was $11.7 million, $12.1 million and $7.2 million in Fiscal 2014, 2013 and 2012, respectively. This expense is included in the operating earnings for the Schuh Group segment.

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

Twelve Months Ended - Pro forma
In thousands, except per share data	January 28, 2012
Net sales	$2,384,267
Earnings from continuing operations	96,845
Earnings per share:
Basic	$4.03
Diluted	$3.97

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Schuh acquisition occurred at the beginning of Fiscal 2011.
Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Feb. 1, 2014	Feb. 2, 2013	Feb. 1, 2014	Feb. 2, 2013	Feb. 1, 2014	Feb. 2, 2013	Feb. 1, 2014	Feb. 2, 2013
Gross other intangibles	$13,104	$12,584	$14,381	$14,116	$2,242	$2,118	$29,727	$28,818
Accumulated amortization	(11,997)	(10,800)	(7,354)	(5,312)	(1,294)	(1,108)	(20,645)	(17,220)
Net Other Intangibles	$1,107	$1,784	$7,027	$8,804	$948	$1,010	$9,082	$11,598

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $3.2 million, $3.4 million and $3.2 million for Fiscal 2014, 2013 and 2012, respectively. The amortization of intangibles, including trademarks, will be $2.8 million, $2.1 million, $1.6 million, $1.0 million and $0.9 million for Fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

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

The Company recorded a pretax charge to earnings of $1.3 million in Fiscal 2014, including $3.3 million for network intrusion expenses, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination offset by an $(8.3) million gain on the lease termination of a New York City Journeys store.

The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
The Company recorded a pretax charge to earnings of $2.7 million in Fiscal 2012, including $1.1 million for retail store asset impairments, $0.9 million for other legal matters and $0.7 million for network intrusion expenses.
Discontinued Operations
In Fiscal 2014, the Company recorded an additional charge to earnings of $0.5 million ($0.3 million net of tax) reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).
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
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 29, 2011	$15,035
Additional provision Fiscal 2012	1,692
Charges and adjustments, net	(4,210)
Balance January 28, 2012	12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013	11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014*	11,375
Current provision for discontinued operations	7,263
Total Noncurrent Provision for Discontinued Operations	$4,112

*Includes a $11.9 million environmental provision, including $7.8 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	February 1, 2014	February 2, 2013
Raw materials	$26,115	$24,223
Wholesale finished goods	64,357	57,161
Retail merchandise	476,789	423,960
Total Inventories	$567,261	505,344

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of February 1, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of May 4, 2013	$191	$—	$—	$191	$1,208
Measured as of August 3, 2013	93	—	—	93	209
Measured as of November 2, 2013	514	—	—	514	350
Measured as of February 1, 2014	448	—	—	448	580
Total Asset Impairment Fiscal 2014					$2,347

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $2.3 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the twelve months ended February1, 2014. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	February 1, 2014	February 2, 2013
Revolver borrowings	$—	$27,700
UK term loans	33,730	22,982
Total long-term debt	33,730	50,682
Current portion	6,793	5,675
Total Noncurrent Portion of Long-Term Debt	$26,937	$45,007

Long-term debt maturing during each of the next five years ending in January each year is $6.8 million, $14.4 million, $2.1 million, $2.1 million and $2.1 million, respectively, and $6.2 million thereafter.

The Company did not have any revolver borrowings outstanding under the Credit Facility at February 1, 2014 and had $33.7 million in term loans outstanding under the U.K. Credit Facilities (described below) at February 1, 2014. The Company had outstanding letters of credit of $14.5 million under the Credit Facility at February 1, 2014. These letters of credit support product purchases and lease and insurance indemnifications.
Credit Facility:

On January 31, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as agent (the "Agent"). The Credit Facility provides revolving credit in the aggregate principal amount of $400.0 million and replaces the previous $375.0 million revolving credit facility. The Credit Facility expires January 31, 2019.

Deferred financing costs incurred of $1.6 million related to the Credit Facility were capitalized and are being amortized over five years. In addition, the remaining deferred financing costs of $1.5 million related to the previous Amendment are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The material terms of the Credit Facility are as follows:

Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $25.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term. Any

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

swingline loans and any letters of credit and borrowings under the Canadian facilities and UK facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit facility may be increased up to no more than $40.0 million.
Genesco (UK) Limited has a one-time option to increase the availability of its subfacility under the Credit Facility by an additional amount of up to $50.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $550.0 million or $600.0 million, respectively) or the "Borrowing Base", which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables (50% of eligible wholesale receivables of the Lids Team Sports business) plus 90% of eligible credit card and debit card receivables less applicable reserves (the "Loan Cap"). The relevant assets of Genesco (UK) Limited will be included in the Borrowing Base if the additional $50.0 million sublimit increase is exercised, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $50.0 million and the total outstanding to Genesco (UK) Limited will not exceed 30% of the Loan Cap.
The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Collateral
The loans and other obligations under the Credit Facility are secured by a perfected first priority lien and security interest in all tangible and intangible assets and excludes real estate and leaseholds of the Company and certain subsidiaries of the Company, including a pledge of 65% of the Company's interest in Genesco (UK) Limited. The assets of Genesco (UK) Limited will not be pledged as collateral unless the additional $50.0 million sublimit increase is exercised and once pledged, will only serve to secure the obligations of GCO Canada, Inc. and Genesco (UK) Limited and their respective subsidiaries.
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:
Domestic Facility:
(a) LIBOR plus the applicable margin (as defined and based on average Excess Availability during the prior quarter), or (b) the domestic Base Rate (defined as the higher of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued
Canadian Sub-Facility:
(a) For loans made in Canadian dollars, the bankers’ acceptances (“BA”) rate plus the applicable margin, or (b) the Canadian Prime Rate (defined as the highest of the (i) Bank of America Canadian Prime Rate, (ii) the Bank of America (Canada Branch) overnight rate plus 0.50%, and (iii) the BA rate for a one month interest period plus 1.0%) plus the applicable margin.

(a) For loans made in U.S. dollars, LIBOR plus the applicable margin, or (b) the U.S. Index Rate (defined as the highest of the (i) Bank of America (Canada branch) U.S. dollar base rate, (ii) the Federal Funds rate plus 0.50%, and (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.

UK Sub-Facility:
LIBOR plus the applicable margin.

Swingline Loans:
Domestic swingline loans - domestic Base Rate plus the applicable margin.
UK swingline loans - UK Base Rate (being the "base rate" of the local Bank of America branch in the jurisdiction of the currency chosen) plus the applicable margin.

The initial applicable margin for Base Rate loans and U.S. Index rate loans and Canadian Prime Rate loans is 0.50% and the initial applicable margin for LIBOR loans, BA equivalent loans and UK swingline loans is 1.50%. Thereafter, the applicable margin will be subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.

Interest on the Company’s borrowings is payable monthly in arrears for domestic Base Rate loans (including domestic swingline loans), U.S. Index rate loans, Canadian Prime Rate loans and UK swingline loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans and BA equivalent loans.

The Company is also required to pay a commitment fee on the actual daily unused portions of the Credit Facility at a rate of  0.25% per annum.

Currency
Loans to GCO Canada, Inc. may be made in U.S. dollars or Canadian dollars. Loans to Genesco (UK) Limited may be made in U.S. dollars, Euros, Pounds Sterling or any other freely transferable currencies approved by the Agent and applicable lenders.
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $358.0 million at February 1,
2014. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at February 1, 2014.

The Credit Facility also permits the Company to incur up to $500.0 million of senior debt provided that certain terms and conditions are met.

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
Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $30.0 million or 12.5% of the Loan Cap or there is an event of default under the Credit Facility.
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

Certain of the lenders under the Credit Facility or their affiliates have provided and may in the future provide certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company, its subsidiaries and certain of its affiliates, for which they receive customary fees and commissions.
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, (collectively, the “UK Credit Facilities”)
which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid less than£0.1 million, £4.8 million and £4.5 million on the B term loan in Fiscal 2014, 2013 and 2012, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum and expires September 30, 2019.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at February 1, 2014. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2030. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The stores leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 20 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 3% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2014	2013	2012
Minimum rentals	$227,880	$215,516	$192,175
Contingent rentals	9,667	14,786	12,918
Sublease rentals	(663)	(667)	(686)
Total Rental Expense	$236,884	$229,635	$204,407

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2015	$235,049
2016	216,870
2017	188,714
2018	157,295
2019	126,726
Later years	381,825
Total Minimum Rental Commitments	$1,306,479

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.2 million and $20.0 million for Fiscal 2014 and 2013, respectively, and deferred rent of $41.6 million and $37.9 million for Fiscal 2014 and 2013, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares			Amounts in Thousands			Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			2014	2013	2012	2014	2013	2012
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	16,203	30,368	$—	$648	$1,215.83			1
$4.75 Series 3	40,449		—	7,398	11,643	—	740	1,164	2.11		2
$4.75 Series 4	53,764		—	3,247	3,397	—	325	340	1.52		1
Series 6	800,000		—	—	—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	30,067	30,067	—	902	902			1
			—	56,915	75,475	—	2,615	3,621
Employees’ Subordinated Convertible Preferred	5,000,000		46,069	46,852	47,922	1,382	1,405	1,437	1.00	***	1
Stated Value of Issued Shares						1,382	4,020	5,058
Employees’ Preferred Stock Purchase Accounts						(77)	(96)	(101)
Total Non-Redeemable Preferred Stock						$1,305	$3,924	$4,957

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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 29, 2011	$3,816	$1,476	$(109)	$5,183
Other	(195)	(39)	8	(226)
Balance January 28, 2012	3,621	1,437	(101)	4,957
Other	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(23)	19	(1,157)
Balance February 1, 2014	$—	$1,382	(77)	$1,305
Subordinated Serial Preferred Stock (Cumulative):

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 during the first quarter of Fiscal 2014. The Series 1 preferred stock was redeemed at $40 per share plus accumulated dividends. During Fiscal 2014, 13,713 shares of Series 1 preferred stock were converted to common stock and 2,490 shares of Series 1 preferred stock were redeemed. The Series 3 and 4 preferred stocks were redeemed at $100 per share plus accumulated dividends. During Fiscal 2014, 6,046 shares of Series 3 preferred stock were converted to common stock and 1,352 shares of Series 3 preferred stock were redeemed. During Fiscal 2014, 3,247 shares of Series 4 preferred stock were redeemed. The total cost of the redemption for Series 1, 3 and 4 preferred stock was $0.6 million in Fiscal 2014.

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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued

$1.50 Subordinated Cumulative Preferred Stock:

The Company issued a notice of mandatory redemption effective April 30, 2013, to its holders of $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The $1.50 Subordinated Cumulative Preferred Stock was redeemed at $30 per share plus accumulated dividends. During Fiscal 2014, 30,067 shares of $1.50 Subordinated Cumulative Preferred Stock were redeemed. The total cost of the redemption for the $1.50 Subordinated Cumulative Preferred Stock was $0.9 million in Fiscal 2014.

Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share.
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 1, 2014 – 24,407,724 shares; February 2, 2013 –24,484,915 shares. There were 488,464 shares held in treasury at February 1, 2014 and February 2, 2013. Each outstanding share is entitled to one vote. At February 1, 2014, common shares were reserved as follows: 46,069 shares for conversion of preferred stock; 60,000 shares for the 1996 Stock Incentive Plan; 70,854 shares for the 2005 Stock Incentive Plan; 1,204,662 shares for the 2009 Amended and Restated Stock Incentive Plan; and 310,292 shares for the Genesco Employee Stock Purchase Plan.

For the year ended February 1, 2014, 130,051 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $23.33, for a total of $3.0 million; 199,392 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 3,146 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $62.30, for a total of $0.2 million; 14,435 shares were issued to directors for no consideration; 105,193 shares were withheld for taxes on restricted stock vested in Fiscal 2014; 6,279 shares of restricted stock were forfeited in Fiscal 2014; and 24,922 shares were issued in miscellaneous conversions of Series 1, 3 and Employees’ Subordinated Convertible Preferred Stock. The 130,051 options exercised were all fixed stock options (see Note 12). In addition, the Company repurchased and retired 337,665 shares of common stock at an average weighted market price of $61.23 for a total of $20.7 million.

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

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment or consummation of any Acquisition, (a) no Default or Event of Default exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio, on a pro forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0, and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2015. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

The Company issued a mandatory notice of redemption effective April 30, 2013, to its holders of Subordinated Serial Preferred Stock $2.30 Series 1, $4.75 Series 3 and $4.75 Series 4 and on its $1.50 Subordinated Cumulative Preferred Stock during the first quarter of Fiscal 2014. The total cost of the redemption was $1.5 million. As a result, all of these preferred issues of stock were either converted to common stock or redeemed in Fiscal 2014, and there are no outstanding shares remaining. Therefore, there is no longer an annual dividend requirement. Dividends paid during Fiscal 2014 were less than $0.1 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Non- Redeemable Preferred Stock	Employees’ Preferred Stock
Issued at January 29, 2011	24,162,634	79,306	49,192
Exercise of options	390,357	—	—
Issue restricted stock	304,050	—	—
Issue shares—Employee Stock Purchase Plan	2,717	—	—
Shares repurchased	0	—	—
Other	(101,932)	(3,831)	(1,270)
Issued at January 28, 2012	24,757,826	75,475	47,922
Exercise of options	223,618	—	—
Issue restricted stock	204,456	—	—
Issue shares—Employee Stock Purchase Plan	2,463	—	—
Shares repurchased	(645,904)	—	—
Other	(57,544)	(18,560)	(1,070)
Issued at February 2, 2013	24,484,915	56,915	46,852
Exercise of options	130,051	—	—
Issue restricted stock	213,827	—	—
Issue shares—Employee Stock Purchase Plan	3,146	—	—
Shares repurchased	(337,665)	—	—
Other	(86,550)	(56,915)	(783)
Issued at February 1, 2014	24,407,724	—	46,069
Less shares repurchased and held in treasury	488,464	—	—
Outstanding at February 1, 2014	23,919,260	—	46,069

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

In thousands	2014	2013	2012
United States	$152,832	$152,457	$139,174
Foreign	6,028	12,375	17,219
Total Earnings from Continuing Operations before Income Taxes	$158,860	$164,832	$156,393

Income tax expense from continuing operations is comprised of the following:

In thousands	2014	2013	2012
Current
U.S. federal	$35,463	$50,859	$42,103
International	7,293	9,853	2,226
State	8,139	8,841	8,952
Total Current Income Tax Expense	50,895	69,553	53,281
Deferred
U.S. federal	14,078	(7,924)	5,579
International	(1,813)	(6,379)	4,370
State	2,718	(3,315)	(288)
Total Deferred Income Tax Expense (Benefit)	14,983	(17,618)	9,661
Total Income Tax Expense – Continuing Operations	$65,878	$51,935	$62,942

Discontinued operations were recorded net of income tax benefit of approximately $(0.2) million, $(0.3) million and $(0.7) million in Fiscal 2014, 2013 and 2012, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2014, 2013 and 2012, the Company realized an additional income tax benefit of approximately $3.8 million, $4.8 million and $4.6 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	February 1,	February 2,
In thousands	2014	2013
Identified intangibles	$(28,468)	$(28,076)
Prepaids	(3,063)	(2,943)
Convertible bonds	(3,001)	(3,001)
Total deferred tax liabilities	(34,532)	(34,020)
Options	448	965
Deferred rent	4,986	5,847
Pensions	4,253	8,321
Expense accruals	15,673	16,766
Uniform capitalization costs	13,750	12,539
Book over tax depreciation	2,839	13,783
Provisions for discontinued operations and restructurings	4,731	4,745
Inventory valuation	2,115	2,015
Tax net operating loss and credit carryforwards	2,396	3,535
Allowances for bad debts and notes	761	1,598
Deferred compensation and restricted stock	6,606	6,382
Other	4,320	3,500
Gross deferred tax assets	62,878	79,996
Deferred tax asset valuation allowance	(3,771)	(3,541)
Deferred tax asset net of valuation allowance	59,107	76,455
Net Deferred Tax Assets	$24,575	$42,435
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2014	2013
Net current asset	$23,089	$23,725
Net non-current asset	3,342	18,731
Net non-current liability	(1,856)	(21)
Net Deferred Tax Assets	$24,575	$42,435

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2014	2013	2012
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	4.62	3.11	3.62
Foreign rate differential	(1.24)	(1.98)	(1.71)
Change in valuation allowance	0.05	(0.17)	0.60
Permanent items	2.18	1.85	2.27
Uncertain federal, state and foreign tax positions	0.21	(5.73)	—
Other	0.65	(0.57)	0.47
Effective Tax Rate	41.47%	31.51%	40.25%

The provision for income taxes resulted in an effective tax rate for continuing operations of 41.47% for Fiscal 2014, compared with an effective tax rate of 31.51% for Fiscal 2013. The tax rate for Fiscal 2013 was lower primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.3 million, $1.5 million and $1.6 million, respectively, which expire in fiscal years 2025 through 2030.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company had state net operating loss carryforwards of $0.0 million, $0.1 million and $0.1 million, respectively, which expire in fiscal years 2016 through 2031.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company had state tax credits of $0.7 million, $0.9 million and $0.6 million, respectively. These credits expire in fiscal years 2014 through 2019.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company had foreign tax credits of $0.0 million, $0.0 million and $0.1 million, respectively. These credits will expire in fiscal year 2022.

As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company had foreign net operating losses of $7.5 million, $10.4 million and $28.8 million, respectively, which have no expiration.

As of February 1, 2014, as part of the Schuh acquisition, the Company has provided a valuation allowance of approximately $3.8 million on deferred tax assets associated primarily with foreign net operating losses and foreign fixed assets for which management has determined it is more likely than

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

not that the deferred tax assets will not be realized. The $0.3 million net increase in the valuation allowance during Fiscal 2014 from the $3.5 million provided for as of February 2, 2013 determined in accordance with the Income Tax Topic of the Codification relates to foreign net operating losses arising in Fiscal 2012 and increases in fixed asset-related deferred tax assets that will more likely than not never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of February 1, 2014, the Company has not provided for withholding or United States federal income taxes on approximately $26.4 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. Because of the complexities involved with the hypothetical tax calculation, a determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2014, 2013 and 2012.

In thousands	2014	2013	2012
Unrecognized Tax Benefit – Beginning of Period	$10,437	$20,467	$14,167
Gross Increases (Decreases) – Tax Positions in a Prior Period	139	(2,464)	(29)
Gross Increases – Tax Positions in a Current Period	1,452	133	6,986
Settlements	(340)	(449)	(533)
Lapse of Statutes of Limitations	(728)	(7,250)	(124)
Unrecognized Tax Benefit – End of Period	$10,960	$10,437	$20,467

The amount of unrecognized tax benefits as of February 1, 2014, February 2, 2013 and January 28, 2012, which would impact the annual effective rate if recognized were $1.3 million, $2.4 million and $12.6 million, respectively. The Company believes it is reasonably possible that there will be a $0.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $(0.1) million

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

expense and $(0.1) million, respectively, during Fiscal 2014, $(1.2) million expense and $0.1 million, respectively, during Fiscal 2013 and $0.5 million expense and $0.0 million, respectively, during Fiscal 2012. The Company recognized a liability for accrued interest and penalties of $0.9 million and $0.1 million, respectively, as of February 1, 2014, $1.1 million and $0.2 million, respectively, as of February 2, 2013 and $2.3 million and $0.2 million, respectively, as of January 28, 2012. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's U.S. federal and state and local income tax returns for fiscal years ended January 29, 2011 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years.

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

Under the cash balance formula, beginning January 1, 1996, the Company credits each participants’ account annually with an amount equal to 4% of the participant’s compensation plus 4% of the participant’s compensation in excess of the Social Security taxable wage base. Beginning December 31, 1996 and annually thereafter, the account balance of each active participant was credited with 7% interest calculated on the sum of the balance as of the beginning of the plan year and 50% of the amounts credited to the account, other than interest, for the plan year. The account balance of each participant who was inactive would be credited with interest at the lesser of 7% or the 30 year Treasury rate. Under the frozen plan, each participants’ cash balance plan account will be credited annually only with interest at the 30 year Treasury rate, not to exceed 7%, until the participant retires. The amount credited each year will be based on the rate at the end of the prior year.

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
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2014	2013	2014	2013
Benefit obligation at beginning of year	$119,126	$118,644	$4,487	$3,908
Service cost	350	350	428	356
Interest cost	4,584	4,961	159	157
Plan participants’ contributions	—	—	86	74
Benefits paid	(9,000)	(9,038)	(436)	(221)
Actuarial (gain) loss	(3,927)	4,209	990	213
Benefit Obligation at End of Year	$111,133	$119,126	$5,714	$4,487
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$98,612	$96,443	—	—
Actual gain on plan assets	12,298	11,207	—	—
Employer contributions	—	—	350	147
Plan participants’ contributions	—	—	86	74
Benefits paid	(9,000)	(9,038)	(436)	(221)
Fair Value of Plan Assets at End of Year	$101,910	$98,612	—	—
Funded Status at End of Year	$(9,223)	$(20,514)	$(5,714)	$(4,487)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2014	2013	2014	2013
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(208)	(160)
Noncurrent liabilities	(9,223)	(20,514)	(5,506)	(4,327)
Net Amount Recognized	$(9,223)	$(20,514)	$(5,714)	$(4,487)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2014	2013	2014	2013
Prior service cost	$—	$—	$—	$—
Net loss	27,147	42,879	1,459	566
Total Recognized in Accumulated Other Comprehensive Loss	$27,147	$42,879	$1,459	$566

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	February 1, 2014	February 2, 2013
Projected benefit obligation	$111,133	$119,126
Accumulated benefit obligation	111,133	119,126
Fair value of plan assets	101,910	98,612
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2014	2013	2012	2014	2013	2012
Service cost	$350	$350	$250	$428	$356	$166
Interest cost	4,584	4,961	5,597	159	157	174
Expected return on plan assets	(6,654)	(7,003)	(7,807)	—	—	—
Amortization:
Prior service cost	—	4	4	—	—	—
Losses	6,160	6,032	4,728	97	84	79
Net amortization	$6,160	$6,036	$4,732	$97	$84	$79
Net Periodic Benefit Cost	$4,440	$4,344	$2,772	$684	$597	$419
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2014	2014
Net loss (gain)	$(9,571)	$990
Amortization of prior service cost	—	—
Amortization of net actuarial loss	(6,160)	(97)
Total Recognized in Other Comprehensive Income	$(15,731)	$893
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(11,291)	$1,577

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.9 million and $0.0, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.40%	4.00%	4.40%	4.01%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2014 and 2013, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	4.35%	5.25%	4.01%	4.17%	5.25%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 4.00% to 4.40% from Fiscal 2013 to Fiscal 2014. The increase in the rate decreased the accumulated benefit obligation by $3.9 million and decreased the projected benefit obligation by $3.9 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 4.35% to 4.00% from Fiscal 2012 to Fiscal 2013. The decrease in the rate increased the accumulated benefit obligation by $4.3 million and increased the projected benefit obligation by $4.3 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 7.75% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2014	2013
Health care cost trend rate assumed for next year	8.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2019	2017

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$134	$106
Accumulated postretirement benefit obligation	$626	$735
Plan Assets
The Company’s pension plan weighted average asset allocations as of February 1, 2014 and February 2, 2013, by asset category are as follows:

	Plan Assets
	February 1, 2014	February 2, 2013
Asset Category
Equity securities	65%	66%
Debt securities	35%	34%
Other	0%	0%
Total	100%	100%

The investment strategy of the Trust is to ensure over the long-term an asset pool, that when combined with Company contributions, will support benefit obligations to participants, retirees and beneficiaries. Investment management responsibilities of plan assets are delegated to outside investment advisers and overseen by an Investment Committee comprised of members of the Company’s senior management that are appointed by the Board of Directors. The Company has an investment policy that provides direction on the implementation of this strategy.

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

The Committee utilizes an outside investment consultant and investment managers to implement its various investment strategies. Performance of the managers is reviewed quarterly and the investment objectives are consistently evaluated.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

At February 1, 2014 and February 2, 2013, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.
The following tables present the pension plan assets by level within the fair value hierarchy as of February 1, 2014 and February 2, 2013.

February 1, 2014	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$13,026	$—	$—	$13,026
U.S. securities	53,187	—	—	53,187
Fixed Income Securities	35,481	—	—	35,481
Other:
Cash Equivalents	235	—	—	235
Other (includes receivables and payables)	(19)	—	—	(19)
Total Pension Plan Assets	$101,910	$—	$—	$101,910

February 2, 2013	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$13,757	$—	$—	$13,757
U.S. securities	51,011	—	—	51,011
Fixed Income Securities	33,633	—	—	33,633
Other:
Cash Equivalents	235	—	—	235
Other (includes receivables and payables)	(24)	—	—	(24)
Total Pension Plan Assets	$98,612	$—	$—	$98,612
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2014 and no plan assets are projected to be returned to the Company in Fiscal 2015.
Contributions
There was no Employee Retirement Income Security Act ("ERISA") cash requirement for the plan in 2013 and none is projected to be required in 2014. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2014	$8.7	$0.2
2015	8.5	0.2
2016	8.3	0.2
2017	8.1	0.3
2018	8.0	0.3
2019 – 2023	36.7	1.8
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $5.0 million for Fiscal 2014, $5.3 million for Fiscal 2013 and $4.2 million for Fiscal 2012.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended February 1, 2014			For the Year Ended February 2, 2013			For the Year Ended January 28, 2012
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$92,982			$112,897			$93,451
Less: Preferred stock dividends and income from participating securities	(33)			(147)			(3,338)
Basic EPS from continuing operations
Income from continuing operations available to common shareholders	92,949	23,297	$3.99	112,750	23,584	$4.78	90,113	23,179	$3.89
Effect of Dilutive Securities from continuing operations
Plus: Income from participating securities	—			—			43
Options and restricted stock		272			372			283
Convertible preferred stock(1)	—	—		88	34		141	55
Employees’ preferred stock(2)		46			47			48
Diluted EPS from continuing operations
Income from continuing operations available to common shareholders plus assumed conversions	$92,949	23,615	$3.94	$112,838	24,037	$4.69	$90,297	23,565	$3.83

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of February 1, 2014. Therefore, convertible preferred stocks were not included in diluted earnings per share for Fiscal 2014. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for Fiscal 2013 and 2012. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share for Fiscal 2013 and 2012.

(2)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

All outstanding options to purchase shares of common stock at the end of Fiscal 2014, 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares.

The weighted shares outstanding reflects the effect of stock buy back programs. The Company repurchased 337,665 shares at a cost of $20.7 million during Fiscal 2014. The Company has $65.5 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 645,904 shares at a cost of $37.7 million during Fiscal 2013. The Company did not repurchase any shares during Fiscal 2012.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of February 1, 2014, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans
The Company has two fixed stock incentive plans. Under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”), effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.5 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company was permitted to grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year over four years.

For Fiscal 2014, 2013 and 2012, the Company recognized stock option related share-based compensation of $0.0, $0.0 and less than $1,000, respectively, for its fixed stock incentive plans included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $3.8 million, $4.8 million and $4.7 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2014, 2013 and 2012, respectively.

The Company did not grant any fixed stock options in Fiscal 2014, 2013 or 2012.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of fixed stock option activity and changes for Fiscal 2014, 2013 and 2012 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, January 29, 2011	877,130	$24.75
Granted	—	—
Exercised	(390,357)	24.82
Forfeited	—	—
Outstanding, January 28, 2012	486,773	$24.70
Granted	—	—
Exercised	(223,618)	21.50
Forfeited	—	—
Outstanding, February 2, 2013	263,155	$27.43
Granted	—	—
Exercised	(130,051)	23.33
Forfeited	(2,250)	17.50
Outstanding, February 1, 2014	130,854	$31.67	1.58	$5,045
Exercisable, February 1, 2014	130,854	$31.67	1.58	$5,045

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2014, 2013 and 2012 was $6.1 million, $11.5 million and $10.3 million, respectively.

As of February 1, 2014, the Company does not have any nonvested options of its fixed stock incentive plans.

As of February 1, 2014, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2014, 2013 and 2012 was $3.0 million, $4.8 million and $9.7 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Company's board of directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2014, 2013 and 2012. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The board of directors also approved a grant of 365 additional shares in Fiscal 2014 and 336 additional shares in Fiscal 2013 to a newly elected director each year on the annual meeting date in

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

Fiscal 2014 and 2013 on the same terms as the Fiscal 2014 and 2013 grant to all outside directors. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board.

The Fiscal 2012 grants were valued at $70,000 for each director and Fiscal 2013 and 2014 grants were each valued at $80,000 per director based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2014, 2013 and 2012, the Company issued 9,280 shares, 9,888 shares and 14,643 shares, respectively, of director restricted stock.

For Fiscal 2014, 2013 and 2012, the Company recognized $1.0 million, $0.9 million and $0.8 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 199,392 shares, 194,232 shares and 289,407 shares of employee restricted stock in Fiscal 2014, 2013 and 2012, respectively. Shares of employee restricted stock issued in Fiscal 2012, 2013 and 2014 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $11.3 million, $9.6 million and $6.9 million for Fiscal 2014, 2013 and 2012, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 1, 2014 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 29, 2011	818,119	$23.95
Granted	289,407	45.14
Vested	(227,691)	22.58
Withheld for federal taxes	(93,089)	22.42
Forfeited	(14,081)	27.38
Nonvested at January 28, 2012	772,665	32.41
Granted	194,232	57.58
Vested	(195,203)	29.95
Withheld for federal taxes	(75,552)	29.97
Forfeited	(3,360)	38.96
Nonvested at February 2, 2013	692,782	40.59
Granted	199,392	65.11
Vested	(199,428)	34.31
Withheld for federal taxes	(105,193)	34.42
Forfeited	(6,279)	46.48
Nonvested at February 1, 2014	581,274	$52.21

As of February 1, 2014, there was $23.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.25 years.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation – Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 3,146 shares, 2,463 shares and 2,717 shares to employees in Fiscal 2014, 2013 and 2012, respectively.

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

The Village of Garden City, New York (the "Village"), has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period. The Company has not verified the estimates of either historic or future costs asserted by the Village, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village's complaint on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories. The Company intends to continue to defend the action if an acceptable settlement agreement cannot be reached.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of February 1, 2014, $11.9 million as of February 2, 2013 and $13.0 million as of January 28, 2012. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.5 million reflected in Fiscal 2014, $0.8 million reflected in Fiscal 2013 and $1.8 million reflected in Fiscal 2012. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

On January 5, 2012, a patent infringement action against the Company and numerous other defendants was filed in the U.S. District Court for the Eastern District of Texas, GeoTag, Inc. v. Circle K Store, Inc., et al., alleging that features of certain of the Company's e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” The plaintiff sought relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. Pursuant to a settlement agreement, the matter was dismissed on February 28, 2014. The settlement did not have a material effect on its financial condition or results of operations.

On June 13, 2012, a former vendor of a subsidiary of the Company filed an action, Perfect Curve, Inc. v. Hat World, Inc., in U.S. District Court in Massachusetts, alleging patent, trademark, trade dress, and copyright infringement against the subsidiary based on the sale of a line of products developed by the subsidiary. The parties reached agreement to settle the matter and the action was dismissed pursuant to a Stipulated Dismissal dated March 13, 2014. The settlement did not have a material effect on its financial condition or results of operations.

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleges that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and seeks to recover unpaid wages, liquidated damages, statutory penalties, attorney's fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The parties have reached an agreement in principle to resolve the matter, subject to documentation and court approval. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company has reached an agreement to resolve the matter, subject to approval by the court. On February 10, 2014, the court granted preliminary approval of the proposed settlement. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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

Note 14
Business Segment Information

During Fiscal 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss &
Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, asset impairment charges and other, including major litigation and major lease terminations.

Fiscal 2014
	Journeys Group		Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,082,241		$364,732	$821,779	$245,941	$109,989	$1,282	$2,625,964
Intercompany sales	—	—	—	(783)	—	(209)	—	(992)
Net sales to external customers	$1,082,241		$364,732	$820,996	$245,941	$109,780	$1,282	$2,624,972
Segment operating income (loss)	$97,377		$3,063	$63,748	$17,638	$10,614	$(27,664)	$164,776
Asset Impairments and other*	—		—	—	—	—	(1,341)	(1,341)
Earnings (loss) from operations	97,377		3,063	63,748	17,638	10,614	(29,005)	163,435
Interest expense	—		—	—	—	—	(4,641)	(4,641)
Interest income	—		—	—	—	—	66	66
Earnings (loss) from continuing operations before income taxes	$97,377		$3,063	$63,748	$17,638	$10,614	$(33,580)	$158,860

Total assets**	$298,105		$268,514	$574,664	$97,532	$50,955	$149,514	$1,439,284
Depreciation and amortization	19,400		11,339	28,345	4,002	468	3,581	67,135
Capital expenditures	20,223		29,673	35,193	9,178	1,452	2,737	98,456

 *Asset Impairments and other includes a $2.3 million charge for asset impairments, of which $1.4 million is in the Lids Sports Group, $0.6 million is in the Journeys Group and $0.3 million is in the Johnston & Murphy Group, a $3.3 million charge for network intrusion costs, a $2.4 million charge for other legal matters and a $1.6 million charge for a lease termination partially offset by a gain of $(8.3) million for the lease termination of a New York City Journeys store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $182.4 million, $104.9 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $10.1 million of additions in Fiscal 2014 resulting from small acquisitions and the Schuh Group goodwill increased by $4.2 million due to foreign currency translation adjustment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2013
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,111,490	370,480	$793,016	$221,870	$108,808	$1,234	$2,606,898
Intercompany sales	—	—	(1,761)	(10)	(310)	—	(2,081)
Net sales to external customers	$1,111,490	$370,480	$791,255	$221,860	$108,498	$1,234	$2,604,817
Segment operating income (loss)	$109,953	$11,209	$82,867	$15,696	$10,078	$(42,903)	$186,900
Asset Impairments and other*	—	—	—	—	—	(17,037)	(17,037)
Earnings (loss) from operations	109,953	11,209	82,867	15,696	10,078	(59,940)	169,863
Interest expense	—	—	—	—	—	(5,126)	(5,126)
Interest income	—	—	—	—	—	95	95
Earnings (loss) from continuing operations before income taxes	$109,953	$11,209	$82,867	$15,696	$10,078	$(64,971)	$164,832
Total assets**	$280,396	231,323	$519,006	$89,505	$43,212	$162,630	$1,326,072
Depreciation and amortization	20,190	10,040	26,892	3,738	366	2,471	63,697
Capital expenditures	21,852	16,873	21,448	6,680	1,255	3,629	71,737
 *Asset Impairments and other includes a $1.4 million charge for asset impairments, of which $0.9 million is in the Lids Sports Group, $0.4 million is in the Journeys Group, and $0.1 million is in the Johnston & Murphy Group, a $15.6 million charge for network intrusion costs and a $0.1 million charge for other legal matters.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2012
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,020,116	$212,262	$759,671	$201,725	$97,721	$1,116	$2,292,611
Intercompany sales	—	—	(347)	—	(277)	—	(624)
Net sales to external customers	$1,020,116	$212,262	$759,324	$201,725	$97,444	$1,116	$2,291,987
Segment operating income (loss)	$89,045	$11,711	$86,037	$13,743	$9,451	$(45,825)	$164,162
Asset Impairments and other*	—	—	—	—	—	(2,677)	(2,677)
Earnings (loss) from operations	89,045	11,711	86,037	13,743	9,451	(48,502)	161,485
Interest expense	—	—	—	—	—	(5,157)	(5,157)
Interest income	—	—	—	—	—	65	65
Earnings (loss) from continuing operations before income taxes	$89,045	$11,711	$86,037	$13,743	$9,451	$(53,594)	$156,393
Total assets**	$259,331	$205,313	$489,512	$79,321	$34,974	$161,310	$1,229,761
Depreciation and amortization	20,742	4,602	22,541	3,538	285	2,029	53,737
Capital expenditures	11,125	7,406	24,497	1,894	718	3,816	49,456

*Asset Impairments and other includes a $1.1 million charge for asset impairments, of which $0.6 million is in the Journeys Group, $0.3 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $0.7 million charge for network intrusion costs and a $0.9 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $159.1 million, $99.9 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group includes $6.5 million of additions in Fiscal 2012 resulting from small acquisitions and the Schuh Group goodwill is due to the acquisition of Schuh in the second quarter of Fiscal 2012 of $102.9 million which has been decreased by $3.0 million due to foreign currency translation adjustment.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2014		2013		2014		2013		2014		2013		2014(a)		2013		2014(b)	2013
Net sales	$591,388		$600,144		$574,746		$543,522		$666,332		$664,458		$792,506		$796,693		$2,624,972	$2,604,817
Gross margin	298,437		306,906		282,808		273,059		332,161		334,412		385,644		384,240		1,299,050	1,298,617
Earnings from continuing operations before income taxes	24,685	(1)	35,886	(3)	14,388	(5)	14,638	(7)	45,789	(8)	52,907	(9)	73,998	(11)	61,401	(13)	158,860	164,832
Earnings from continuing operations	14,509		21,754		8,465		10,009		27,796		42,221		42,212		38,913		92,982	112,897
Net earnings	14,410	(2)	21,577	(4)	8,340	(6)	9,968		27,750		42,127	(10)	42,153	(12)	38,763	(14)	92,653	112,435
Diluted earnings per common share:
Continuing operations	0.61		0.88		0.36		0.41		1.18		1.76		1.79		1.64		3.94	4.69
Net earnings	0.61		0.87		0.35		0.40		1.18		1.76		1.79		1.63		3.92	4.68

(1)	Includes a net asset impairment and other charge of $1.3 million (see Note 3). (a) 13 week period vs. 14

(2)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3). weeks in prior period.

(3)	Includes a net asset impairment and other charge of $0.1 million (see Note 3). (b) 52 week period vs. 53

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3). weeks in prior period.

(5)	Includes a net asset impairment and other credit of $(7.1) million (see Note 3).

(6)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net asset impairment and other charge of $0.4 million (see Note 3).

(8)	Includes a net asset impairment and other charge of $1.5 million (see Note 3).

(9)	Includes a net asset impairment and other charge of $0.4 million (see Note 3).

(10)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a net asset impairment and other charge of $5.6 million (see Note 3).

(12)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(13)	Includes a net asset impairment and other charge of $16.1 million (see Note 3).

(14)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A, CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and Board of Directors.
Based on their evaluation as of February 1, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 1, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein.
Changes in internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

ITEM 9B, OTHER INFORMATION
Not applicable.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2014, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2014, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2014, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 1, 2014 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	130,854	$31.67	1,514,954
Equity compensation plans not approved by security holders	—	—	—
Total	130,854	$31.67	1,514,954

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2014, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 26, 2014, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries (the "Company") are filed as part of this report under Item 8, Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets, February 1, 2014 and February 2, 2013
Consolidated Statements of Operations, each of the three fiscal years ended 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2014, 2013 and 2012
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2014, 2013 and 2012
Consolidated Statements of Equity, each of the three fiscal years ended 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2014, 2013 and 2012
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 111.
Exhibits

(2)	a.
Agreement and Plan of Merger, dated as of February 5, 2004, by and among Genesco Inc., HWC Merger Sub, Inc. and Hat World Corporation. Incorporated by reference to Exhibit (2)a to the current report on Form 8-K filed April 9, 2004 (File No. 1-3083).

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
Third Amended and Restated Credit Agreement, dated as of January 31, 2014, by and among Genesco Inc., certain subsidiaries of the Genesco Inc. party thereto, as other domestic borrowers, GCO Canada Inc., Genesco (UK) Limited, the lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 5, 2014 (File No. 1-3083).

	b.	Amendment and Restatement Agreement dated November 1, 2013 between Schuh Group Limited as Parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee.
c.
Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

d.
1996 Stock Incentive Plan Amended and Restated as of October 24, 2007. Form of Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (File No.1-3083).

e.
Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

f.
Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 15, 2009. Amended and Restated Genesco Inc. 2009 Equity Incentive Plan. Incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated May 13, 2011.

	g.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 (File No. 1-3083).
	h.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 (File No. 1-3083).
	i.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	j.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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

	m.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).
	n.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083).
	o.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
	p.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
q.
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

s.
Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

t.
First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

u.
Employment Agreement dated as of March 29, 2010 between the Company and Hal N. Pennington. Incorporated by reference to Exhibit (10)t to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

v.
Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

w.
Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

x.
Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No.1-3083).*

y.
Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No.1-3083).*

z.
Amendment No. 5 (Renewal) to Trademark License Agreement, dated July 23, 2012, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K filed July 25, 2012 (File No. 1-3083).*

aa.
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

bb.
Non-Employee Director and Named Executive Officer Compensation. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

	cc.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
	dd.	1996 Employee Stock Purchase Plan. Incorporated by reference to Registration Statement on Form S-8 filed September 14, 1995 (File No. 333-62653).
ee.
Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

	ff.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	gg.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	hh.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	ii.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
jj.
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
Exhibits (10)c through (10)m, (10)s through (10)u and (10)aa through (10)ee are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portion.
A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., Genesco Park, Room 498, P.O. Box 731, Nashville, Tennessee 37202-0731, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the following Registration Statements:
(1) Registration statement (Form S-8 No. 033-62653) of Genesco Inc.,
(2) Registration statement (Form S-8 No. 333-08463) of Genesco Inc.,
(3) Registration statement (Form S-8 No. 333-104908) of Genesco Inc.,
(4) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,
(5) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,
(6) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,
(7) Registration statement (Form S-8 No. 333-180463) of Genesco Inc., and
(8) Registration statement (Form S-3 No. 333-109019) of Genesco Inc., of our reports dated April 2, 2014, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 1, 2014.
We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62653) pertaining to the 1996 Employee Stock Purchase Plan of Genesco Inc. of our report dated April 2, 2014, with respect to the financial statements of the Genesco Inc. Employee Stock Purchase Plan included as an exhibit to this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 1, 2014.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 2, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/James S. Gulmi

James S. Gulmi
Senior Vice President – Finance and
Chief Financial Officer
Date: April 2, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2014.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director

/s/James S. Gulmi	Senior Vice President – Finance and
James S. Gulmi	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

Joanna Barsh*	Matthew C. Diamond *

James S. Beard*	Marty G. Dickens *

Leonard L. Berry *	Thurgood Marshall, Jr. *

William F. Blaufuss, Jr.*	Kathleen Mason *

James W. Bradford*

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 1, 2014

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 1, 2014

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,082	$(525)	$(1,137)	$4,420
Year Ended February 2, 2013

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,900	$1,325	$(2,143)	$6,082
Year Ended January 28, 2012

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,301	$2,004	$1,595	$6,900