Form 10-K/A
period 2014-02-01
GENESCO INC
filed 2014-04-03
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
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

Explanatory Note

Genesco Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the year ended February 1, 2014, filed with the Securities and Exchange Commission on April 2, 2014 (the "Original Filing"), for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently excluded from the Original Filing due to unanticipated technical difficulties associated with the Company's XBRL and EDGAR filing software.

Other than as described above, no changes have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events that may have occurred after the date of the Original Filing and does not modify or update in any way any disclosures made in the Original Filing.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries (the "Company") were filed as part of the Original Filing under Item 8, Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets, February 1, 2014 and February 2, 2013
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
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2014, 2013 and 2012, was previously filed with the Original Filing
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 111.
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

	b.	Amendment and Restatement Agreement dated November 1, 2013 between Schuh Group Limited as Parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee.**
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

(21)		Subsidiaries of the Company **
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 109.**
(24)		Power of Attorney **
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
(99)
Financial Statements and Report of Independent Registered Public Accounting Firm with respect to the Genesco Employee Stock Purchase Plan being filed herein in lieu of filing Form 11-K pursuant to Rule 15d-21(filed with the Original Filing).**

101.INS	XBRL Instance Document***
101.SCH	XBRL Schema Document***
101.CAL	XBRL Calculation Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***
101.LAB	XBRL Label Linkbase Document***
101.PRE	XBRL Presentation Linkbase Document***
Exhibits (10)c through (10)m, (10)s through (10)u and (10)aa through (10)ee are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portion.
**	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended February 1, 2014 filed on April 2, 2014.
***	Furnished herewith.
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
Date: April 3, 2014