Form 10-Q
period 2014-05-03
GENESCO INC
filed 2014-06-12
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 3, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 30, 2014, 23,983,846 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	May 3, 2014	February 1, 2014	May 4, 2013
Current Assets:
Cash and cash equivalents	$71,882	$59,447	$39,668
Accounts receivable, net of allowances of $4,276 at May 3, 2014,
$4,420 at February 1, 2014 and $6,022 at May 4, 2013	53,746	52,646	44,193
Inventories	587,245	567,261	509,100
Deferred income taxes	23,401	23,089	23,851
Prepaids and other current assets	59,511	54,432	40,614
Total current assets	795,785	756,875	657,426

Property and equipment:
Land	6,202	6,169	6,095
Buildings and building equipment	20,536	20,474	20,347
Computer hardware, software and equipment	136,862	131,110	120,810
Furniture and fixtures	179,539	173,992	151,325
Construction in progress	34,815	35,623	17,178
Improvements to leased property	338,492	335,287	318,979
Property and equipment, at cost	716,446	702,655	634,734
Accumulated depreciation	(435,474)	(422,618)	(393,200)
Property and equipment, net	280,972	280,037	241,534
Deferred income taxes	4,399	3,342	23,324
Goodwill	290,718	288,100	272,086
Trademarks, net of accumulated amortization of $4,485 at May 3,
2014, $4,312 at February 1, 2014 and $3,620 at May 4, 2013	78,089	77,571	76,670
Other intangibles, net of accumulated amortization of $21,436 at
May 3, 2014, $20,645 at February 1, 2014 and $18,024 at
May 4, 2013	8,357	9,082	10,709
Other noncurrent assets	24,587	24,277	20,325
Total Assets	$1,482,907	$1,439,284	$1,302,074

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	May 3, 2014	February 1, 2014	May 4, 2013
Current Liabilities:
Accounts payable	$171,026	$145,483	$117,923
Accrued employee compensation	49,680	49,078	24,090
Accrued other taxes	18,295	26,247	20,868
Accrued income taxes	8,516	2,188	6,772
Current portion – long-term debt	7,489	6,793	5,576
Other accrued liabilities	58,223	68,526	62,681
Provision for discontinued operations	7,756	7,263	7,202
Total current liabilities	320,985	305,578	245,112
Long-term debt	25,600	26,937	47,745
Pension liability	8,993	9,223	20,096
Deferred rent and other long-term liabilities	181,067	175,311	157,729
Provision for discontinued operations	4,765	4,112	4,183
Total liabilities	541,410	521,161	474,865
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,299	1,305	1,299
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 3, 2014 – 24,472,182/23,983,718
February 1, 2014 – 24,407,724/23,919,260
May 4, 2013 – 24,333,999/23,845,535	24,472	24,408	24,334
Additional paid-in capital	196,166	190,568	174,623
Retained earnings	748,506	734,533	672,537
Accumulated other comprehensive loss	(12,940)	(16,767)	(29,561)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	939,646	916,190	825,375
Noncontrolling interest – non-redeemable	1,851	1,933	1,834
Total equity	941,497	918,123	827,209
Total Liabilities and Equity	$1,482,907	$1,439,284	$1,302,074

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	$628,825	$591,388
Cost of sales	312,881	292,951
Selling and administrative expenses	293,337	271,384
Asset impairments and other, net	(1,111)	1,329
Earnings from operations	23,718	25,724
Interest expense, net:
Interest expense	733	1,061
Interest income	(32)	(22)
Total interest expense, net	701	1,039
Earnings from continuing operations before income taxes	23,017	24,685
Income tax expense	8,919	10,176
Earnings from continuing operations	14,098	14,509
Provision for discontinued operations, net	(125)	(99)
Net Earnings	$13,973	$14,410

Basic earnings per common share:
Continuing operations	$0.60	$0.62
Discontinued operations	0.00	0.00
Net earnings	$0.60	$0.62
Diluted earnings per common share:
Continuing operations	$0.60	$0.61
Discontinued operations	(0.01)	0.00
Net earnings	$0.59	$0.61

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net earnings	$13,973	$14,410
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.4 million and $0.6 million
for the three months ended May 3, 2014 and May 4, 2013, respectively	586	984
Postretirement liability adjustments, net of tax of $0.0 million for the
three months ended May 3, 2014 and May 4, 2013	18	16
Foreign currency translation adjustments	3,223	(2,320)
Total other comprehensive income (loss)	3,827	(1,320)
Comprehensive income	$17,800	$13,090

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,973	$14,410
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	17,360	16,429
Amortization of deferred note expense and debt discount	173	198
Deferred income taxes	(1,677)	(5,393)
Provision for losses on accounts receivable	(187)	(193)
Impairment of long-lived assets	824	1,208
Restricted stock expense	3,230	2,898
Provision for discontinued operations	206	163
Tax benefit of stock options and restricted stock exercised	(920)	(80)
Other	44	(52)
Effect on cash from changes in working capital and other
assets and liabilities:
Accounts receivable	(794)	4,150
Inventories	(18,489)	(4,669)
Prepaids and other current assets	(4,830)	4,475
Accounts payable	26,445	18,196
Other accrued liabilities	(6,566)	(31,392)
Other assets and liabilities	3,374	3,179
Net cash provided by operating activities	32,166	23,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,810)	(17,781)
Proceeds from asset sales	149	—
Net cash used in investing activities	(19,661)	(17,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,456)	(1,326)
Borrowings under revolving credit facility	28,000	109,600
Payments on revolving credit facility	(28,000)	(105,200)
Tax benefit of stock options and restricted stock exercised	920	80
Share repurchases	—	(8,629)
Change in overdraft balances	(1,349)	(18,321)
Redemption of preferred shares	—	(1,462)
Dividends paid on non-redeemable preferred stock	—	(33)
Exercise of stock options and issue shares - Employee Stock
Purchase Plan	1,507	159
Other	(33)	1
Net cash used in financing activities	(411)	(25,131)
Effect of foreign exchange rate fluctuations on cash	341	(742)
Net Increase (Decrease) in Cash and Cash Equivalents	12,435	(20,127)
Cash and cash equivalents at beginning of period	59,447	59,795
Cash and cash equivalents at end of period	$71,882	$39,668
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$501	$871
Income taxes	5,822	4,542
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2013	$3,924	$24,485	$170,360	$669,189	$(28,241)	$(17,857)	$1,927	$823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and restricted stock exercised	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – gain	—	—	—	—	—	—	6	6
Balance February 1, 2014	1,305	24,408	190,568	734,533	(16,767)	(17,857)	1,933	918,123
Net earnings	—	—	—	13,973	—	—	—	13,973
Other comprehensive income	—	—	—	—	3,827	—	—	3,827
Exercise of stock options	—	60	1,447	—	—	—	—	1,507
Employee and non-employee restricted stock	—	—	3,230	—	—	—	—	3,230
Restricted stock issuance	—	5	(5)	—	—	—	—	—
Tax benefit of stock options and
restricted stock exercised	—	—	920	—	—	—	—	920
Other	(6)	(1)	6	—	—	—	—	(1)
Noncontrolling interest – loss	—	—	—	—	—	—	(82)	(82)
Balance May 3, 2014	$1,299	$24,472	$196,166	$748,506	$(12,940)	$(17,857)	$1,851	$941,497

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2015 ("Fiscal 2015") and of the fiscal year ended February 1, 2014 ("Fiscal 2014"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Genesco Inc.'s (the "Company") Annual Report on Form 10-K.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at May 3, 2014, the Company operated 2,573 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the three months ended May 3, 2014 and May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the first quarters of Fiscal 2015 and 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 8.

Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at estimated time of delivery to the customer and are net of estimated returns and exclude sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Historically, actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At May 3, 2014, the Company had a deferred tax valuation allowance of $3.9 million.

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

The Company recorded an effective income tax rate of 38.7% in the first quarter of Fiscal 2015 compared to 41.2% for the same period last year. The tax rate for Fiscal 2015 was lower compared to Fiscal 2014 primarily due to higher weighted earnings in jurisdictions with lower tax rates.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Postretirement Benefits Plan Accounting
Full-time employees who had at least 1000 hours of service in calendar year 2004, except employees in the Lids Sports Group and Schuh Group segments, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $71.9 million, $59.4 million and $39.7 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. There were no cash equivalents included in cash and cash equivalents at May 3, 2014, February 1, 2014 and May 4, 2013. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At May 3, 2014, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At May 3, 2014, February 1, 2014 and May 4, 2013, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $40.8 million, $42.1 million and $17.8 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 9% and another customer accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of May 3, 2014.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as customer-specific factors. The Company also establishes allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.8 million, $24.2 million and $20.0 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively, and deferred rent of $42.9 million, $41.6 million and $38.4 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Goodwill and Other Intangibles
Under the provisions of the Intangibles – Goodwill and Other Topic of the Codification, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually, during the fourth quarter, for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. It is also required that intangible assets with finite lives be amortized over their respective lives to their estimated residual values and reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the Codification.

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance
Sheets include goodwill of $182.5 million for the Lids Sports Group, $107.4 million for the Schuh Group and $0.8 million for Licensed Brands at May 3, 2014, $182.4 million for the Lids Sports Group, $104.9 million for the Schuh Group and $0.8 million for Licensed Brands at February 1, 2014 and $172.3 million for the Lids Sports Group, $99.0 million for the Schuh Group and $0.8 million for Licensed Brands at May 4, 2013. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

In connection with acquisitions, the Company records goodwill on its Condensed Consolidated Financial Statements. This asset is not amortized but is subject to an impairment assessment at least annually. If the impairment assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment is performed based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment assessment annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $14.2 million on its Condensed Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test in January 2014, which valued the business at approximately $3.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $5.9 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at May 3, 2014 and February 1, 2014 are:

Fair Values
In thousands	May 3, 2014		February 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$—	$—	$—	$—
UK Term Loans	33,089	32,897	33,730	33,840

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Condensed Consolidated Statements of Operations in the amounts of $2.3 million and $2.0 million for the first quarters of Fiscal 2015 and 2014, respectively.

Historically under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year are retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company. As a result, the bonus awards were subject to service conditions that resulted in recognition of expense over the period of service by the respective employee. During the first quarter of Fiscal 2015, the Company amended the plan to remove the future service requirement for the payment of the retained bonuses. As a result, the bonus expense that would have been deferred under the previous plan terms is now recognized in the first year of service. The Company recorded a $5.7 million charge to earnings in the first quarter of Fiscal 2015 in connection with the amendment related to bonus amounts previously deferred to future years.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.2 million and $(0.1) million for the first quarters of Fiscal 2015 and 2014, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $13.1 million, $14.4 million and $11.8 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $100.8 million and $92.4 million for the first quarters of Fiscal 2015 and 2014, respectively.

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

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. Under the provisions of the new Property, Plant, and Equipment Topic of the Codification, which the company adopted in the first quarter of Fiscal 2015, the definition of a discontinued operation was amended. A discontinued operation may include a component of an entity or a group of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operation or financial results. If stores or operating activities to be closed or exited constitute a component or group of components that represent a strategic shift in the Company's operations, these closures will be considered discontinued operations. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed Consolidated Statements of Operations. In each of the years presented, no store closings have met the discontinued operations criteria.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $14.8 million and $12.7 million for the first quarters of Fiscal 2015 and 2014, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.1 million, $2.3 million and $1.7 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million for each of the first quarters of Fiscal 2015 and 2014. During the first three months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.6 million and $0.5 million for the first quarters of Fiscal 2015 and 2014, respectively. During the first three months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 3, 2014 consisted of $15.9 million of cumulative pension liability adjustments, net of tax, a cumulative post retirement liability adjustment of $0.8 million, net of tax, offset by a cumulative foreign currency translation adjustment of $3.8 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive income for the quarter ended May 3, 2014:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 1, 2014	$575	$(17,342)	$(16,767)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,223	—	3,223
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	995	995
Amortization reclassified from AOCI, before tax	—	995	995
Income tax expense (2)	—	391	391
Current period other comprehensive income, net of tax	3,223	604	3,827
Balance May 3, 2014	$3,798	$(16,738)	$(12,940)

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

New Accounting Principles
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This update amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operation and financial results. This update is effective for annual and interim periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU No. 2014-08 in the first quarter of Fiscal 2015 and the adoption did not have any impact on the Company's results of operations or financial position.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This update provides a five-step analysis of transactions to determine when and how revenue is recognized. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. This update may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the new guidance.

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	May 3, 2014	Feb. 1, 2014	May 3, 2014	Feb. 1, 2014	May 3, 2014	Feb. 1, 2014	May 3, 2014	Feb. 1, 2014
Gross other intangibles	$13,098	$13,104	$14,424	$14,381	$2,271	$2,242	$29,793	$29,727
Accumulated amortization	(12,208)	(11,997)	(7,881)	(7,354)	(1,347)	(1,294)	(21,436)	(20,645)
Net Other Intangibles	$890	$1,107	$6,543	$7,027	$924	$948	$8,357	$9,082

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.7 million and $0.8 million for the first quarter of Fiscal 2015 and 2014, respectively. The amortization of intangibles, including trademarks, is expected to be $2.9 million, $2.1 million, $1.6 million, $1.0 million and $0.9 million for Fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

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

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment in the accompanying Condensed Consolidated Balance Sheets, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a pretax gain of $(1.1) million in the first quarter of Fiscal 2015, including a $(3.2) million gain on a lease termination of a Lids store, partially offset by a $1.2 million charge for network intrusion expenses and a $0.8 million charge for retail store asset impairments.

The Company recorded a pretax charge to earnings of $1.3 million in the first quarter of Fiscal 2014, including $1.2 million for retail store asset impairments and $0.1 million for network intrusion expenses.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 2, 2013	$11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014	11,375
Additional provision Fiscal 2015	212
Charges and adjustments, net	934
Balance May 3, 2014*	12,521
Current provision for discontinued operations	7,756
Total Noncurrent Provision for Discontinued Operations	$4,765

*Includes an $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	May 3, 2014	February 1, 2014
Raw materials	$26,610	$26,115
Wholesale finished goods	52,492	64,357
Retail merchandise	508,143	476,789
Total Inventories	$587,245	$567,261

Note 5
Fair Value

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of May 3, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 3, 2014	$890	$—	$—	$890	$824

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.8 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended May 3, 2014. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Service cost	$112	$88	$136	$113
Interest cost	1,175	1,148	61	43
Expected return on plan assets	(1,518)	(1,665)	—	—
Amortization:
Prior service cost	—	—	—	—
Losses	966	1,624	29	26
Net amortization	966	1,624	29	26
Net Periodic Benefit Cost	$735	$1,195	$226	$182

There is no cash contribution required for the pension plan in 2014.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 3, 2014			May 4, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$14,098			$14,509

Less: Preferred stock dividends	—			(33)

Basic EPS from continuing operations
Income available to
common shareholders	14,098	23,369	$0.60	14,476	23,295	$0.62

Effect of Dilutive Securities from continuing operations
Options		277			390
Employees' preferred stock(1)		46			47

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$14,098	23,692	$0.60	$14,476	23,732	$0.61

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first quarters ended May 3, 2014 and May 4, 2013.

The Company did not repurchase any shares during the three months ended May 3, 2014. The Company repurchased 189,300 shares of common stock during the three months ended May 4, 2013 for $11.2 million of which $2.6 million was not paid in the first quarter last year but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $65.5 million remaining under its current $75.0 million share repurchase authorization.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of May 3, 2014, February 1, 2014 and May 4, 2013. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million reflected in each of the first quarters of Fiscal 2015 and 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 8
Legal Proceedings, Continued

attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The parties have reached agreement on a proposed settlement, which the court preliminarily approved on May 9, 2014. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company has reached an agreement to resolve the matter. On May 29, 2014, the court granted final approval of the settlement. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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

Note 9
Business Segment Information

During the three months ended May 3, 2014 and May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 3, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$262,123	$81,276	$189,335	$63,397	$32,685	$301	$629,117
Intercompany Sales	—	—	(69)	—	(223)	—	(292)
Net sales to external customers	$262,123	$81,276	$189,266	$63,397	$32,462	$301	$628,825
Segment operating income (loss)	$19,677	$(5,141)	$8,137	$4,496	$3,521	$(8,083)	$22,607
Asset Impairments and other*	—	—	—	—	—	1,111	1,111
Earnings (loss) from operations	19,677	(5,141)	8,137	4,496	3,521	(6,972)	23,718
Interest expense	—	—	—	—	—	(733)	(733)
Interest income	—	—	—	—	—	32	32
Earnings (loss) from continuing operations before income taxes	$19,677	$(5,141)	$8,137	$4,496	$3,521	$(7,673)	$23,017
Total assets**	$295,135	$277,226	$593,075	$99,062	$48,920	$169,489	$1,482,907
Depreciation and amortization	4,761	3,506	7,082	1,081	132	798	17,360
Capital expenditures	5,870	4,834	5,089	2,536	246	1,235	19,810

*Asset Impairments and other includes a $(3.2) million gain on a lease termination, partially offset by a $0.8 million charge for asset impairments, which is in the Lids Sports Group and a $1.2 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $182.5 million, $107.4 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.5 million from February 1, 2014 due to foreign currency translation adjustment.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 4, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$257,143	68,323	$178,108	$58,425	$29,441	$237	$591,677
Intercompany Sales	—	—	(203)	—	(86)	—	(289)
Net sales to external customers	$257,143	$68,323	$177,905	$58,425	$29,355	$237	$591,388
Segment operating income (loss)	$22,213	$(4,643)	$10,796	$3,848	$2,921	$(8,082)	$27,053
Asset Impairments and other*	—	—	—	—	—	(1,329)	(1,329)
Earnings (loss) from operations	22,213	(4,643)	10,796	3,848	2,921	(9,411)	25,724
Interest expense	—	—	—	—	—	(1,061)	(1,061)
Interest income	—	—	—	—	—	22	22
Earnings (loss) from continuing operations before income taxes	$22,213	$(4,643)	$10,796	$3,848	$2,921	$(10,450)	$24,685
Total assets**	$265,975	230,003	$538,178	$89,629	$38,537	$139,752	$1,302,074
Depreciation and amortization	4,950	2,709	6,972	980	126	692	16,429
Capital expenditures	5,039	2,792	7,275	1,950	298	427	17,781

*Asset Impairments and other includes a $1.2 million charge for assets impairments, of which $0.9 million is in the Lids Sports Group and $0.3 million is in the Journeys Group, and a $0.1 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $172.3 million, $99.0 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $1.7 million from February 2, 2013 due to foreign currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company's performance outlook for Fiscal 2015 and beyond.

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

•
The cost and outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

•
Other factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and other documents the Company files with the Securities and Exchange Commission (the "SEC").

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men's footwear, and the Company's SureGrip line of slip-resistant, occupational footwear. The Company's wholesale footwear brands are distributed to more than 1,225 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at May 3, 2014, the Company operated 2,573 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the three months ended May 3, 2014 and May 4, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 1,975 square feet. Journeys Group operates 31 stores in Canada. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,025 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of May 3, 2014, the Company has opened four Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,550 square feet. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 900 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,125 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 110 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to that particular Macy's department store geographic location. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of May 3, 2014, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company recently relaunched the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part II, Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offerings. Moreover, economic factors, such as the relatively high level of unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 6.3% during the first quarter of Fiscal 2015 compared to the same quarter of Fiscal 2014. The increase reflected a 6% increase in Lids Sports Group sales, a 19% increase in Schuh Group sales, a 2% increase in Journeys Group sales, a 9% increase in Johnston & Murphy Group sales and an 11% increase in Licensed Brands sales. Gross margin as a percentage of net sales decreased to 50.2% during the first quarter of Fiscal 2015, compared to 50.5% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands, partially offset by increases as a percentage of net sales in Journeys Group and Johnston & Murphy

Group. Selling and administrative expenses increased as a percentage of net sales during the first quarter of Fiscal 2015, reflecting increases as a percentage of net sales in Journeys Group and Lids Sports Group, partially offset by decreases as a percentage of net sales in Schuh Group, Johnston & Murphy Group, Licensed Brands and Corporate expenses. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2015, reflecting decreased earnings from operations as a percentage of net sales in Journeys Group and Lids Sports Group, partially offset by increased earnings from operations as a percentage of net sales in Johnston & Murphy Group and Licensed Brands, with Schuh Group having a smaller loss as a percentage of net sales compared to the first quarter last year.

Significant Developments

Change in EVA Incentive Plan
Historically under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year are retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance or subject to forfeiture if the participant voluntarily resigns from employment with the Company. As a result, the bonus awards were subject to service conditions that resulted in recognition of expense over the period of service by the respective employee. During the first quarter of Fiscal 2015, the Company amended the plan to remove the future service requirement for the payment of the retained bonuses. As a result, the bonus expense that would have been deferred under the previous plan terms is now recognized in the first year of service. The Company recorded a $5.7 million charge to earnings in the first quarter of Fiscal 2015 in connection with the amendment related to bonus amounts previously deferred to future years.

Asset Impairment and Other Charges
The Company recorded a pretax gain of $(1.1) million in the first quarter of Fiscal 2015, including a $(3.2) million gain on the lease termination of a Lids store, partially offset by a $1.2 million charge for network intrusion expenses and $0.8 million charge for retail store asset impairments.

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

Results of Operations - First Quarter Fiscal 2015 Compared to Fiscal 2014

The Company's net sales in the first quarter ended May 3, 2014 increased 6.3% to $628.8 million from $591.4 million in the first quarter ended May 4, 2013, reflecting increased net sales in all of the Company's business units and a 1% increase in comparable sales. Gross margin increased 5.9% to $315.9 million in the first quarter this year from $298.4 million in the same period last year but decreased as a percentage of net sales from 50.5% to 50.2%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group. Selling and administrative expenses in the first quarter this year increased 8.1% from the first quarter last year and increased as a percentage of net sales from 45.9% to 46.6%, reflecting increased expenses as a percentage of net sales in Journeys Group and Lids Sports Group, partially offset by decreases as a percentage of net sales in Schuh Group, Johnston & Murphy Group, Licensed Brands and Corporate expenses. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended May 3, 2014 were $23.0 million compared to $24.7 million for the first quarter ended May 4, 2013. Pretax earnings for the first quarter ended May 3, 2014 included an asset impairment and other gain of $1.1 million, primarily related to a $3.2 million lease termination gain in a Lids store partially offset by network intrusion expenses and retail store asset impairments. Pretax earnings also includes $3.1 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. generally accepted accounting principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first quarter ended May 4, 2013 included asset impairment and other charges of $1.3 million, primarily for retail store asset impairments and network intrusion expenses and $2.9 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first quarter ended May 3, 2014 were $14.0 million ($0.59 diluted earnings per share) compared to $14.4 million ($0.61 diluted earnings per share) for the first quarter ended May 4, 2013. The Company recorded an effective income tax rate of 38.7% in the first quarter this year compared to 41.2% in the same period last year. The tax rate for the first quarter of Fiscal 2015 was lower compared to last year's first quarter primarily due to higher weighted earnings in jurisdictions with lower tax rates.

Journeys Group

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(dollars in thousands)
Net sales	$262,123	$257,143	1.9%
Earnings from operations	$19,677	$22,213	(11.4)%
Operating margin	7.5%	8.6%

Net sales from Journeys Group increased 1.9% to $262.1 million for the first quarter ended May 3, 2014 compared to $257.1 million for the same period last year. The increase reflects primarily a 1% increase in comparable sales, which includes a 1% increase in same store sales and a 19% increase in comparable direct sales. The comparable sales increase reflected a 2% increase in footwear unit sales while the average price per pair of shoes decreased 1%. Journeys Group operated 1,172 stores at the end of the first quarter of Fiscal 2015, including 178 Journeys Kidz stores, 49 Shi by Journeys stores, 117 Underground by Journeys stores and 31 Journeys stores in Canada, compared to 1,156 stores at the end of the first quarter last year, including 157 Journeys Kidz stores, 51 Shi by Journeys stores, 126 Underground by Journeys stores and 24 Journeys stores in Canada.

Journeys Group earnings from operations for the first quarter ended May 3, 2014 decreased 11.4% to $19.7 million compared to $22.2 million for the first quarter ended May 4, 2013. The decrease was primarily due to increased expenses as a percentage of net sales, reflecting $4.9 million in bonus expense as a result of the EVA plan amendment.

Schuh Group

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(dollars in thousands)
Net sales	$81,276	$68,323	19.0%
Loss from operations	$(5,141)	$(4,643)	(10.7)%
Operating margin	(6.3)%	(6.8)%

Net sales from Schuh Group increased 19.0% to $81.3 million for the first quarter ended May 3, 2014, compared to $68.3 million for the first quarter ended May 4, 2013. The increase reflects primarily an 8% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and an increase of $6.5 million in sales due to the appreciation of the British Pound, partially offset by a 1% decrease in comparable sales, which includes flat same store sales and a 6% decrease in comparable direct sales. Schuh Group operated 100 stores, including four Schuh Kids stores at the end of the first quarter of Fiscal 2015, compared to 80 stores, including three Schuh Kids stores, and 11 concessions at the end of the first quarter of Fiscal 2014.

Schuh Group loss from operations increased 10.7% to ($5.1) million for the first quarter ended May 3, 2014 compared to ($4.6) million for the first quarter ended May 4, 2013. The loss included $3.1 million in the first quarter of Fiscal 2015 and $2.9 million in the first quarter of Fiscal 2014 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $1.4 million this year and $1.0 million last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The increase in the loss from operations was due primarily to an increase in the average exchange rate.

Lids Sports Group

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(dollars in thousands)
Net sales	$189,266	$177,905	6.4%
Earnings from operations	$8,137	$10,796	(24.6)%
Operating margin	4.3%	6.1%

Net sales from Lids Sports Group increased 6.4% to $189.3 million for the first quarter ended May 3, 2014, compared to $177.9 million for the same period last year, reflecting primarily a 1% increase in comparable sales, which includes flat same store sales and a 5% increase in comparable direct sales, and a 7% increase in average Lids Sports Group stores operated. The comparable sales increase reflects a 1% decrease in comparable store hat units sold, while the average price per hat for the first quarter this year was flat. Lids Sports Group operated 1,134 stores at the end of the first quarter of Fiscal 2015, including 110 Lids stores in Canada, 161 Lids Locker Room and Clubhouse stores and 33 Locker Room by Lids leased departments in Macy's, compared to 1,054 stores at the end of the first quarter last year, including 97 Lids stores in Canada and 144 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the first quarter ended May 3, 2014 decreased 24.6% to $8.1 million compared to $10.8 million for the first quarter ended May 4, 2013. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity and changes in sales mix, and to increased expenses as a percentage of net sales, due primarily to an increase in rent expense this year.

Johnston & Murphy Group

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(dollars in thousands)
Net sales	$63,397	$58,425	8.5%
Earnings from operations	$4,496	$3,848	16.8%
Operating margin	7.1%	6.6%

Johnston & Murphy Group net sales increased 8.5% to $63.4 million for the first quarter ended May 3, 2014 from $58.4 million for the first quarter ended May 4, 2013, reflecting primarily a 10% increase in Johnston & Murphy wholesale sales, a 7% increase in average stores operated for Johnston & Murphy retail operations and additional sales for the recently relaunched Trask brand, partially offset by flat same store sales, a 3% decrease in comparable direct sales and a 1% decrease in comparable sales, including both store and direct sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the first quarter of Fiscal 2015 and the average price per pair of shoes increased 5% for the same period. Retail operations accounted for 68.2% of Johnston & Murphy Group's sales in the first quarter this year, down from 69.7% in the first quarter last year. The comparable sales decrease reflects a 5% decrease in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations increased 2%. The store count for Johnston & Murphy retail operations at the end of the first quarter of

Fiscal 2015 included 167 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 157 Johnston & Murphy shops and factory stores, including five stores in Canada, for the first quarter of Fiscal 2014.

Johnston & Murphy Group earnings from operations for the first quarter ended May 3, 2014 increased 16.8% to $4.5 million compared to $3.8 million for the same period last year, primarily due to increased net sales, slightly increased gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales, reflecting lower bonus accruals.

Licensed Brands

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(dollars in thousands)
Net sales	$32,462	$29,355	10.6%
Earnings from operations	$3,521	$2,921	20.5%
Operating margin	10.8%	10.0%

Licensed Brands' net sales increased 10.6% to $32.5 million for the first quarter ended May 3, 2014, from $29.4 million for the same period last year, reflecting increased sales of Dockers and SureGrip Footwear. Unit sales for Dockers Footwear increased 3% for the first quarter this year and the average price per pair of Dockers shoes increased 8% compared to the same period last year.

Licensed Brands' earnings from operations increased 20.5%, from $2.9 million for the first quarter last year to $3.5 million for the first quarter this year, primarily due to decreased expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 3, 2014 decreased to $7.0 million compared to $9.4 million for the first quarter ended May 4, 2013. Corporate expense in the first quarter this year included a $1.1 million gain in asset impairment and other charges, primarily for a gain on a lease termination partially offset by network intrusion expenses and retail store asset impairments. Last year's expense in the first quarter included $1.3 million in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses.

Net interest expense decreased 32.5% from $1.0 million in the first quarter last year to $0.7 million for the first quarter this year primarily due to lower average borrowings under the Company's Credit Facility.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 3, 2014	February 1, 2014	May 4, 2013
	(dollars in millions)
Cash and cash equivalents	$71.9	$59.4	$39.7
Working capital	$474.8	$451.3	$412.3
Long-term debt (including current portion)	$33.1	$33.7	$53.3

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $32.2 million in the first three months of Fiscal 2015 compared to $23.5 million in the first three months of Fiscal 2014. The $8.7 million increase in cash flow from operating activities from last year reflects an increase in cash flow from changes in other accrued liabilities and accounts payable of $24.8 million and $8.2 million, respectively, offset by a $13.8 million decrease in cash flow from changes in inventory and a $9.3 million decrease from changes in prepaids and other current assets. The $24.8 million increase in cash flow from changes in other accrued liabilities reflects higher bonus payments in last year's first quarter compared to this year. The $8.2 million increase in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $13.8 million decrease in cash flow from inventory reflects increases in Journeys Group inventory, reflecting changes in buying patterns, partially offset by decreases in wholesale inventory. The $9.3 million decrease in cash flow from prepaids and other current assets was due to changes in prepaid income taxes.

The $18.5 million increase in inventories at May 3, 2014 from February 1, 2014 levels reflected increased Lids Sports Group retail inventory, partially offset by seasonal decreases in Johnston & Murphy wholesale and Licensed Brands inventory.

Accounts receivable at May 3, 2014 increased by $0.8 million compared to February 1, 2014, due primarily to increased sales in the wholesale businesses.

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

On January 31, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”) with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $25.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian and U.K. facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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

Revolving credit borrowings averaged $2.7 million during the three months ended May 3, 2014 and $11.3 million during the three months ended May 4, 2013, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first three months of each year and stock repurchases for the first three months of Fiscal 2014.

There were $14.7 million of letters of credit outstanding, $33.1 million in UK term loans outstanding and no revolver borrowings outstanding under the Credit Facility at May 3, 2014. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $373.3 million at May 3, 2014. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at May 3, 2014.

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

The Company's contractual obligations at May 3, 2014 increased approximately 2% from February 1, 2014 due primarily to increases in purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2015 are expected to be approximately $149 million. These include retail capital expenditures of approximately $134 million to open approximately 25 Journeys stores, including five in Canada, 25 Journeys Kidz stores, 15 Schuh stores, including three Schuh Kids stores, 10 Johnston & Murphy shops and factory stores and 268 Lids Sports Group stores and leased departments, including 49 Lids stores, with 15 stores in Canada, 44 Lids Locker Room and Clubhouse stores and 175 Locker Room by Lids leased departments in Macy's department stores, and to complete approximately 165 major store renovations. The planned amount of capital expenditures in Fiscal 2015 for wholesale operations and other purposes is approximately $15 million, including approximately $6.7 million for new systems to improve customer service and support the Company's growth.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2015. The approximately $7.8 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2015.

The Company had total available cash and cash equivalents of $71.9 million, $59.4 million and $39.7 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively, of which approximately $17.6 million, $39.4 million and $18.2 million was held by the Company's foreign subsidiaries as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares during the three months ended May 3, 2014. The Company repurchased 189,300 shares of common stock during the three months ended May 4, 2013 for $11.2 million. The Company has $65.5 million remaining under its current $75.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the first quarters of Fiscal 2015 and Fiscal 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $33.1 million of outstanding U.K. term loans at a weighted average interest rate of 3.41% as of May 3, 2014. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $33.1 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at May 3, 2014. As a result, the Company considers the interest rate market risk implicit in these investments at May 3, 2014 to be low.

Accounts Receivable - The Company's accounts receivable balance at May 3, 2014 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 9%, another customer accounted for 6% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of May 3, 2014. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at May 3, 2014, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2015 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended May 3, 2014 are included in Note 1 to the Condensed Consolidated Financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), is made known to the officers who certify the Company's financial reports and to other members of senior management. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives.

Based on their evaluation as of May 3, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 6. Exhibits

Exhibits

(10) a.	Amended and Restated EVA Incentive Compensation Plan
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and
Chief Financial Officer
Date: June 12, 2014