Form 10-Q
period 2014-08-02
GENESCO INC
filed 2014-09-11
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 2, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 29, 2014, 24,093,609 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	August 2, 2014	February 1, 2014	August 3, 2013
Current Assets:
Cash and cash equivalents	$59,303	$59,447	$46,027
Accounts receivable, net of allowances of $4,597 at August 2, 2014,
$4,420 at February 1, 2014 and $5,048 at August 3, 2013	54,142	52,646	50,188
Inventories	669,388	567,261	628,074
Deferred income taxes	23,491	23,089	24,076
Prepaids and other current assets	72,923	54,432	60,867
Total current assets	879,247	756,875	809,232

Property and equipment:
Land	6,250	6,169	6,066
Buildings and building equipment	20,498	20,474	20,256
Computer hardware, software and equipment	141,301	131,110	122,203
Furniture and fixtures	184,290	173,992	155,981
Construction in progress	44,123	35,623	14,590
Improvements to leased property	343,767	335,287	322,082
Property and equipment, at cost	740,229	702,655	641,178
Accumulated depreciation	(443,822)	(422,618)	(396,589)
Property and equipment, net	296,407	280,037	244,589
Deferred income taxes	668	3,342	19,795
Goodwill	293,610	288,100	277,398
Trademarks, net of accumulated amortization of $4,660 at August 2,
2014, $4,312 at February 1, 2014 and $3,884 at August 3, 2013	78,008	77,571	75,815
Other intangibles, net of accumulated amortization of $22,151 at
August 2, 2014, $20,645 at February 1, 2014 and $18,812 at
August 3, 2013	8,306	9,082	10,223
Other noncurrent assets	24,591	24,277	20,297
Total Assets	$1,580,837	$1,439,284	$1,457,349

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	August 2, 2014	February 1, 2014	August 3, 2013
Current Liabilities:
Accounts payable	$237,777	$145,483	$244,752
Accrued employee compensation	81,003	49,078	49,045
Accrued other taxes	22,359	26,247	22,855
Accrued income taxes	55	2,188	43
Current portion – long-term debt	29,284	6,793	5,312
Other accrued liabilities	61,804	68,526	55,532
Provision for discontinued operations	7,770	7,263	7,243
Total current liabilities	440,052	305,578	384,782
Long-term debt	47,083	26,937	67,813
Pension liability	8,793	9,223	19,704
Deferred rent and other long-term liabilities	134,829	175,311	147,678
Provision for discontinued operations	4,789	4,112	4,180
Total liabilities	635,546	521,161	624,157
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,299	1,305	1,307
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 2, 2014 – 24,580,700/24,092,236
February 1, 2014 – 24,407,724/23,919,260
August 3, 2013 – 24,468,597/23,980,133	24,581	24,408	24,469
Additional paid-in capital	201,692	190,568	181,196
Retained earnings	746,075	734,533	673,939
Accumulated other comprehensive loss	(12,500)	(16,767)	(31,804)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	943,290	916,190	831,250
Noncontrolling interest – non-redeemable	2,001	1,933	1,942
Total equity	945,291	918,123	833,192
Total Liabilities and Equity	$1,580,837	$1,439,284	$1,457,349

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$615,474	$574,746	$1,244,299	$1,166,134
Cost of sales	313,729	291,938	626,610	584,889
Selling and administrative expenses	290,239	274,420	583,576	545,804
Asset impairments and other, net	1,422	(7,140)	311	(5,811)
Earnings from operations	10,084	15,528	33,802	41,252
Interest expense, net:
Interest expense	800	1,158	1,533	2,219
Interest income	(18)	(18)	(50)	(40)
Total interest expense, net	782	1,140	1,483	2,179
Earnings from continuing operations before income taxes	9,302	14,388	32,319	39,073
Income tax expense	4,534	5,923	13,453	16,099
Earnings from continuing operations	4,768	8,465	18,866	22,974
Provision for discontinued operations, net	(74)	(125)	(199)	(224)
Net Earnings	$4,694	$8,340	$18,667	$22,750

Basic earnings per common share:
Continuing operations	$0.20	$0.36	$0.81	$0.99
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings	$0.20	$0.36	$0.80	$0.98
Diluted earnings per common share:
Continuing operations	$0.20	$0.36	$0.80	$0.97
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net earnings	$0.20	$0.35	$0.79	$0.96

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings	$4,694	$8,340	$18,667	$22,750
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.3 million and $0.7 million for the three and six months ended August 2, 2014 and $0.6 million
and $1.2 million for the three and six months ended August 3, 2013	521	916	1,107	1,900
Postretirement liability adjustments, net of tax of $0.0
million for the three and six months ended August 2, 2014 and August 3, 2013	15	16	33	32
Foreign currency translation adjustments	(96)	(3,175)	3,127	(5,495)
Total other comprehensive income (loss)	440	(2,243)	4,267	(3,563)
Comprehensive income	$5,134	$6,097	$22,934	$19,187

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,694	$8,340	$18,667	$22,750
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	18,389	16,454	35,749	32,883
Amortization of deferred note expense and debt discount	172	198	345	396
Deferred income taxes	3,286	2,667	1,609	(2,726)
Provision for recoveries on accounts receivable	(51)	(443)	(238)	(636)
Impairment of long-lived assets	418	209	1,242	1,417
Restricted stock expense	3,278	2,954	6,508	5,852
Provision for discontinued operations	122	206	328	369
Tax benefit of stock options and restricted stock	(2,178)	(3,000)	(3,098)	(3,080)
Other	418	567	462	515
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(338)	(5,683)	(1,132)	(1,533)
Inventories	(78,631)	(118,727)	(97,120)	(123,396)
Prepaids and other current assets	(13,430)	(20,286)	(18,260)	(15,811)
Accounts payable	59,884	104,525	86,329	122,721
Other accrued liabilities	25,733	12,733	19,167	(18,659)
Other assets and liabilities	(46,068)	(7,751)	(42,694)	(4,572)
Net cash (used in) provided by operating activities	(24,302)	(7,037)	7,864	16,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,927)	(19,425)	(52,737)	(37,206)
Acquisitions, net of cash acquired	(3,233)	(11,006)	(3,233)	(11,006)
Proceeds from asset sales	7	60	156	60
Net cash used in investing activities	(36,153)	(30,371)	(55,814)	(48,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(6,242)	(1,917)	(7,698)	(3,243)
Proceeds from issuance of long-term debt	23,820	—	23,820	—
Borrowings under revolving credit facility	55,200	91,100	83,200	200,700
Payments on revolving credit facility	(34,000)	(69,400)	(62,000)	(174,600)
Tax benefit of stock options and restricted stock	2,178	3,000	3,098	3,080
Share repurchases	—	(2,589)	—	(11,218)
Change in overdraft balances	6,935	22,808	5,586	4,487
Redemption of preferred shares	—	—	—	(1,462)
Dividends paid on non-redeemable preferred stock	—	—	—	(33)
Exercise of stock options	180	761	1,687	920
Other	(9)	1	(42)	2
Net cash provided by financing activities	48,062	43,764	47,651	18,633
Effect of foreign exchange rate fluctuations on cash	(186)	3	155	(739)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,579)	6,359	(144)	(13,768)
Cash and cash equivalents at beginning of period	71,882	39,668	59,447	59,795
Cash and cash equivalents at end of period	$59,303	$46,027	$59,303	$46,027
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$793	$891	$1,294	$1,762
Income taxes	19,155	24,662	24,977	29,204
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2013	$3,924	$24,485	$170,360	$669,189	$(28,241)	$(17,857)	$1,927	$823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and restricted stock exercised	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – gain	—	—	—	—	—	—	6	6
Balance February 1, 2014	1,305	24,408	190,568	734,533	(16,767)	(17,857)	1,933	918,123
Net earnings	—	—	—	18,667	—	—	—	18,667
Other comprehensive income	—	—	—	—	4,267	—	—	4,267
Exercise of stock options	—	65	1,622	—	—	—	—	1,687
Employee and non-employee restricted stock	—	—	6,508	—	—	—	—	6,508
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and
restricted stock exercised	—	—	3,098	—	—	—	—	3,098
Other	(6)	(6)	10	—	—	—	—	(2)
Noncontrolling interest – gain	—	—	—	—	—	—	68	68
Balance August 2, 2014	$1,299	$24,581	$201,692	$746,075	$(12,500)	$(17,857)	$2,001	$945,291

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2015 ("Fiscal 2015") and of the fiscal year ended February 1, 2014 ("Fiscal 2014"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in Genesco Inc.'s (the "Company") Annual Report on Form 10-K.

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at August 2, 2014, the Company operated 2,674 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the six months ended August 2, 2014 and August 3, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the second quarters of Fiscal 2015 and 2014 and approximately $0.4 million for each of the first six months of Fiscal 2015 and 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 9.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At August 2, 2014, the Company had a deferred tax valuation allowance of $3.9 million.

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

The Company recorded an effective income tax rate of 48.7% in the second quarter of Fiscal 2015 compared to 41.2% for the same period last year and 41.6% and 41.2% for the first six months of Fiscal 2015 and 2014, respectively. The tax rate for Fiscal 2015 was higher compared to Fiscal 2014 primarily due to taxes of $0.8 million related to the alternative minimum tax for prior years in Puerto Rico included in Fiscal 2015's second quarter tax expenses.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $59.3 million, $59.4 million and $46.0 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. There were no cash equivalents included in cash and cash equivalents at August 2, 2014, February 1, 2014 and August 3, 2013. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At August 2, 2014, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At August 2, 2014, February 1, 2014 and August 3, 2013, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $47.7 million, $42.1 million and $40.6 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, two customers each accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of August 2, 2014.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.8 million, $24.2 million and $21.0 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively, and deferred rent of $44.0 million, $41.6 million and $39.4 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $185.5 million for the Lids Sports Group, $107.3 million for the Schuh Group and $0.8 million for Licensed Brands at August 2, 2014, $182.4 million for the Lids Sports Group, $104.9 million for the Schuh Group and $0.8 million for Licensed Brands at February 1, 2014 and $180.0 million for the Lids Sports Group, $96.6 million for the Schuh Group and $0.8 million for Licensed Brands at August 3, 2013. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 2, 2014 and February 1, 2014 are:

Fair Values
In thousands	August 2, 2014		February 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$21,200	$21,175	$—	$—
UK Term Loans	55,167	54,929	33,730	33,840

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Condensed Consolidated Statements of Operations in the amounts of $2.3 million and $2.2 million for the second quarters of Fiscal 2015 and 2014, respectively, and $4.6 million and $4.2 million for the first six months of Fiscal 2015 and 2014, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million and $0.2 million for the second quarters of Fiscal 2015 and 2014, respectively, and $0.3 million and $0.1 million for the first six months of Fiscal 2015 and 2014, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $12.6 million, $14.4 million and $11.2 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $102.9 million and $94.6 million for the second quarters of Fiscal 2015 and 2014, respectively, and $203.7 million and $187.0 million for the first six months of Fiscal 2015 and 2014, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $14.8 million and $11.2 million for the second quarters of Fiscal 2015 and 2014, respectively, and $29.6 million and $23.9 million for the first six months of Fiscal 2015 and 2014, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.7 million, $2.3 million and $2.4 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.7 million and $0.8 million for the second quarters of Fiscal 2015 and 2014, respectively, and $1.7 million and $1.8 million for the first six months of Fiscal 2015 and 2014, respectively. During the first six months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.7 million for each of the second quarters of Fiscal 2015 and 2014 and $1.3 million and $1.2 million for the first six months of Fiscal 2015 and 2014, respectively. During the first six months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Share-Based Compensation
The Company has share-based compensation covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation - Stock Compensation Topic of the Codification. The Company has not granted any stock options since the first quarter of Fiscal 2008. The fair value of employee restricted stock is determined based on the closing price of the Company's stock on the date of grant. The benefits of tax deductions in excess or recognized compensation expense are reported as a financing cash flow.

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 2, 2014 consisted of $15.3 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $0.9 million, net of tax, offset by a cumulative foreign currency translation adjustment of $3.7 million.

The following table summarizes the components of accumulated other comprehensive income for the six months ended August 2, 2014:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 1, 2014	$575	$(17,342)	$(16,767)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,127	—	3,127
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	1,880	1,880
Amortization reclassified from AOCI, before tax	—	1,880	1,880
Income tax expense (2)	—	740	740
Current period other comprehensive income, net of tax	3,127	1,140	4,267
Balance August 2, 2014	$3,702	$(16,202)	$(12,500)

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Aug. 2, 2014	Feb. 1, 2014	Aug. 2, 2014	Feb. 1, 2014	Aug. 2, 2014	Feb. 1, 2014	Aug. 2, 2014	Feb. 1, 2014
Gross other intangibles	$13,605	$13,104	$14,433	$14,381	$2,419	$2,242	$30,457	$29,727
Accumulated amortization	(12,354)	(11,997)	(8,392)	(7,354)	(1,405)	(1,294)	(22,151)	(20,645)
Net Other Intangibles	$1,251	$1,107	$6,041	$7,027	$1,014	$948	$8,306	$9,082

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million for each of the second quarters of Fiscal 2015 and 2014 and was $1.5 million and $1.6 million for the first six months of Fiscal 2015 and 2014, respectively. The amortization of intangibles, including trademarks, is expected to be $2.9 million, $2.2 million, $1.7 million, $1.1 million and $0.9 million for Fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

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

The Company recorded a pretax charge of $1.4 million in the second quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses, a $0.6 million charge for other legal matters and a $0.4 million charge for retail store asset impairments, partially offset by a $(0.2) million gain on a lease termination. The Company recorded a pretax charge of $0.3 million in the first six months of Fiscal 2015, including charges of $1.8 million charge for network intrusion expenses, $1.2 million for retail store asset impairments and $0.6 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 2, 2013	$11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014	11,375
Additional provision Fiscal 2015	388
Charges and adjustments, net	796
Balance August 2, 2014*	12,559
Current provision for discontinued operations	7,770
Total Noncurrent Provision for Discontinued Operations	$4,789

*Includes an $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	August 2, 2014	February 1, 2014
Raw materials	$30,515	$26,115
Wholesale finished goods	63,252	64,357
Retail merchandise	575,621	476,789
Total Inventories	$669,388	$567,261

Note 5
Fair Value

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of August 2, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 3, 2014	$890	$—	$—	$890	$824
Measured as of August 2, 2014	258	—	—	258	418
Sub-total asset impairment YTD					$1,242

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.4 million and $1.2 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and six months ended August 2, 2014, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Long-Term Debt

In thousands	August 2, 2014	February 1, 2014
Revolver borrowings	$21,200	$—
UK term loans	55,167	33,730
Total long-term debt	76,367	33,730
Current portion	29,284	6,793
Total Noncurrent Portion of Long-Term Debt	$47,083	$26,937

Long-term debt maturing during each of the next five years ending in January each year is $4.0 million, $35.8 million, $2.1 million, $2.1 million and $2.1 million, respectively, and $9.1 million thereafter.

The Company had $21.2 million in revolver borrowings outstanding under the Credit Facility at August 2, 2014 and had $55.2 million in term loans outstanding under the U.K. Credit Facilities (described below) at August 2, 2014. The Company had outstanding letters of credit of $14.6 million under the Credit Facility at August 2, 2014. These letters of credit support product purchases and lease and insurance indemnifications.
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, (collectively, the “UK Credit Facilities”)
which provide for term loans of up to £29.5 million (a £15.5 million A term loan, £14.0 million B term loan), with an additional £12.5 million C term loan added in November 2013.

In June 2014, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum and expires June 18, 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Service cost	$113	$88	$130	$113
Interest cost	1,163	1,145	55	43
Expected return on plan assets	(1,517)	(1,663)	—	—
Amortization:
Losses	860	1,512	24	26
Net amortization	860	1,512	24	26
Net Periodic Benefit Cost	$619	$1,082	$209	$182

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Service cost	$225	$176	$266	$226
Interest cost	2,338	2,293	116	86
Expected return on plan assets	(3,035)	(3,328)	—	—
Amortization:
Losses	1,826	3,136	53	52
Net amortization	1,826	3,136	53	52
Net Periodic Benefit Cost	$1,354	$2,277	$435	$364

There is no cash contribution required for the pension plan in 2014.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 2, 2014			August 3, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$4,768			$8,465

Less: Preferred stock dividends	—			—

Basic EPS from continuing operations
Income available to
common shareholders	4,768	23,496	$0.20	8,465	23,274	$0.36

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		80			203
Employees' preferred stock(1)		46			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$4,768	23,622	$0.20	$8,465	23,523	$0.36

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the second quarters ended August 2, 2014 and August 3, 2013.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 2, 2014			August 3, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$18,866			$22,974

Less: Preferred stock dividends	—			(33)

Basic EPS from continuing operations
Income available to
common shareholders	18,866	23,432	$0.81	22,941	23,284	$0.99

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		179			297
Employees' preferred stock(1)		46			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$18,866	23,657	$0.80	$22,941	23,627	$0.97

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the six months ended August 2, 2014 and August 3, 2013.

The Company did not repurchase any shares during the three and six months ended August 2, 2014. The Company repurchased 189,300 shares of common stock during the six months ended August 3, 2013 for $11.2 million. The Company has $65.5 million remaining under its current $75.0 million share repurchase authorization.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of August 2, 2014, February 1, 2014 and August 3, 2013. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million reflected in each of the second quarters of Fiscal 2015 and 2014 and approximately $0.4 million in each of the first six months of Fiscal 2015 and 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 9
Legal Proceedings, Continued

attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions have been consolidated. The parties have reached agreement on a proposed settlement, which the court preliminarily approved on May 9, 2014. The court granted final approval on September 5, 2014. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. The Company has reached an agreement in principle, subject to court approval, to settle the matter. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the six months ended August 2, 2014 and August 3, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 2, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$236,838	$99,770	$199,529	$54,995	$24,470	$262	$615,864
Intercompany Sales	—	—	(212)	—	(178)	—	(390)
Net sales to external customers	$236,838	$99,770	$199,317	$54,995	$24,292	$262	$615,474
Segment operating income (loss)	$6,820	$(197)	$8,474	$(424)	$1,873	$(5,040)	$11,506
Asset Impairments and other*	—	—	—	—	—	(1,422)	(1,422)
Earnings (loss) from operations	6,820	(197)	8,474	(424)	1,873	(6,462)	10,084
Interest expense	—	—	—	—	—	(800)	(800)
Interest income	—	—	—	—	—	18	18
Earnings (loss) from continuing operations before income taxes	$6,820	$(197)	$8,474	$(424)	$1,873	$(7,244)	$9,302
Total assets**	$339,876	$283,895	$639,539	$108,725	$45,202	$163,600	$1,580,837
Depreciation and amortization	5,088	3,699	7,048	1,207	171	1,176	18,389
Capital expenditures	8,736	7,379	13,350	2,336	244	882	32,927

*Asset Impairments and other includes a $0.4 million charge for asset impairments, which is in the Lids Sports Group, a $0.6 million charge for other legal matters and a $0.6 million charge for network intrusion expenses, partially offset by a $(0.2) million gain on a lease termination.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $185.5 million, $107.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.4 million from February 1, 2014 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $3.1 million added since February 1, 2014 from a small acquisition.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 3, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$222,471	82,109	$192,779	$53,258	$23,896	$583	$575,096
Intercompany Sales	—	—	(323)	—	(27)	—	(350)
Net sales to external customers	$222,471	$82,109	$192,456	$53,258	$23,869	$583	$574,746
Segment operating income (loss)	$1,717	$(1,433)	$12,725	$1,751	$1,471	$(7,843)	$8,388
Asset Impairments and other*	—	—	—	—	—	7,140	7,140
Earnings (loss) from operations	1,717	(1,433)	12,725	1,751	1,471	(703)	15,528
Interest expense	—	—	—	—	—	(1,158)	(1,158)
Interest income	—	—	—	—	—	18	18
Earnings (loss) from continuing operations before income taxes	$1,717	$(1,433)	$12,725	$1,751	$1,471	$(1,843)	$14,388
Total assets**	$352,135	228,520	$575,096	$103,384	$37,943	$160,271	$1,457,349
Depreciation and amortization	4,691	2,675	6,806	973	126	1,183	16,454
Capital expenditures	5,680	3,331	6,769	2,373	388	884	19,425

*Asset Impairments and other includes a $0.2 million charge for assets impairments, of which $0.2 million is in the Lids Sports Group, a $0.4 million charge for network intrusion expenses, a $0.5 million for other legal matters and a gain of $(8.3) million for the lease termination of a New York City Journeys store.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 2, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$498,961	$181,046	$388,864	$118,392	$57,155	$563	$1,244,981
Intercompany Sales	—	—	(281)	—	(401)	—	(682)
Net sales to external customers	$498,961	$181,046	$388,583	$118,392	$56,754	$563	$1,244,299
Segment operating income (loss)	$26,497	$(5,338)	$16,611	$4,072	$5,394	$(13,123)	$34,113
Asset Impairments and other*	—	—	—	—	—	(311)	(311)
Earnings (loss) from operations	26,497	(5,338)	16,611	4,072	5,394	(13,434)	33,802
Interest expense	—	—	—	—	—	(1,533)	(1,533)
Interest income	—	—	—	—	—	50	50
Earnings (loss) from continuing operations before income taxes	$26,497	$(5,338)	$16,611	$4,072	$5,394	$(14,917)	$32,319
Total assets**	$339,876	$283,895	$639,539	$108,725	$45,202	$163,600	$1,580,837
Depreciation and amortization	9,849	7,205	14,130	2,288	303	1,974	35,749
Capital expenditures	14,606	12,213	18,439	4,872	490	2,117	52,737

*Asset Impairments and other includes a $1.8 million charge for network intrusion expense, a $1.2 million charge for asset impairments, which is in the Lids Sports Group and a $0.6 million charge for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $185.5 million, $107.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.4 million from February 1, 2014 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $3.1 million added since February 1, 2014 from a small acquisition.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 3, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$479,614	150,432	$370,887	$111,683	$53,337	$820	$1,166,773
Intercompany Sales	—	—	(526)	—	(113)	—	(639)
Net sales to external customers	$479,614	$150,432	$370,361	$111,683	$53,224	$820	$1,166,134
Segment operating income (loss)	$23,930	$(6,076)	$23,521	$5,599	$4,392	$(15,925)	$35,441
Asset Impairments and other*	—	—	—	—	—	5,811	5,811
Earnings (loss) from operations	23,930	(6,076)	23,521	5,599	4,392	(10,114)	41,252
Interest expense	—	—	—	—	—	(2,219)	(2,219)
Interest income	—	—	—	—	—	40	40
Earnings (loss) from continuing operations before income taxes	$23,930	$(6,076)	$23,521	$5,599	$4,392	$(12,293)	$39,073
Total assets**	$352,135	228,520	$575,096	$103,384	$37,943	$160,271	$1,457,349
Depreciation and amortization	9,641	5,384	13,778	1,953	252	1,875	32,883
Capital expenditures	10,719	6,123	14,044	4,323	686	1,311	37,206

*Asset Impairments and other includes a $1.4 million charge for asset impairments, of which $1.1 million is in Lids Sports Group and $0.3 million is in the Journeys Group, a $0.6 million charge for network intrusion expenses, a $0.5 million charge for other legal matters, partially offset by a gain of $(8.3) million for the lease termination of a New York City Journeys store.

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

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in consumer shopping patterns that affect traffic in malls where the Company's stores are concentrated.

•	Dependence of certain of the Company's businesses on branded products from independent vendors.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The possibility of increases in the minimum wage and other factors tending to increase operating costs.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men's footwear, and the Company's SureGrip line of slip-resistant, occupational footwear. The Company's wholesale footwear brands are distributed to more than 1,155 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at August 2, 2014, the Company operated 2,674 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the six months ended August 2, 2014 and August 3, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,000 square feet. Journeys Group operates 32 stores in Canada. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,050 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of August 2, 2014, the Company has opened four Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,550 square feet. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 3,075 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 112 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to that particular Macy's department store geographic location. As of August 2, 2014, the Company had opened 95 Locker Room by Lids leased departments averaging approximately 675 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. As of August 2, 2014, Johnston & Murphy also operated seven stores in Canada. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. Additionally, the Company recently relaunched the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement was renewed on July 23, 2012 for a term expiring on November 30, 2015, subject to extension for an additional three year term if certain conditions are met. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) increasing the Company's store base, 2) increasing retail square footage, 3) improving comparable sales, both in stores and digital commerce, 4) increasing operating margin and 5) enhancing the value of its brands. The Company's current plans for new store openings in North America are largely focused on the Lids Locker Room, Lids Clubhouse, Journeys Kidz and Johnston & Murphy concepts, all of which management considers to be underpenetrated in many markets.

To further supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and a number of smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its first Schuh Kids store during the third quarter of Fiscal 2013. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

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

Summary of Results of Operations
The Company's net sales increased 7.1% during the second quarter of Fiscal 2015 compared to the same quarter of Fiscal 2014. The increase reflected a 6% increase in Journeys Group sales, a 4% increase in Lids Sports Group sales, a 22% increase in Schuh Group sales, a 3% increase in Johnston & Murphy Group sales and a 2% increase in Licensed Brands sales. Gross margin as a percentage of net sales decreased to 49.0% during the second quarter of Fiscal 2015, compared to 49.2% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales to 47.2%

during the second quarter of Fiscal 2015, from 47.7% for the same quarter of Fiscal 2014, reflecting decreases as a percentage of net sales in Journeys Group, Schuh Group, Licensed Brands and Corporate expenses, partially offset by increases as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2015 compared to the same quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group, partially offset by increased earnings from operations as a percentage of net sales in Journeys Group and Licensed Brands, with Schuh Group having a smaller loss as a percentage of net sales compared to the second quarter last year. Earnings from operations also decreased because of an $8.3 million gain on a lease termination, discussed below, included in earnings from operations in the second quarter of Fiscal 2014.

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

Asset Impairment and Other Charges
The Company recorded a pretax charge of $1.4 million in the second quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses, a $0.6 million charge for other legal matters and a $0.4 million charge for retail store asset impairments, partially offset by a $(0.2) million gain on a lease termination. The Company recorded a pretax charge of $0.3 million in the first six months of Fiscal 2015, including charges of $1.8 million charge for network intrusion expenses, $1.2 million for retail store asset impairments and $0.6 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

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

Results of Operations - Second Quarter Fiscal 2015 Compared to Fiscal 2014

The Company's net sales in the second quarter ended August 2, 2014 increased 7.1% to $615.5 million from $574.7 million in the second quarter ended August 3, 2013, reflecting increased net sales in all of the Company's business segments and a 2% increase in comparable sales. Gross margin increased 6.7% to $301.7 million in the second quarter this year from $282.8 million in the same period last year but decreased as a percentage of net sales from 49.2% to 49.0%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the second quarter this year increased 5.8% from the second quarter last year but decreased as a percentage of net sales from 47.7% to 47.2%, reflecting decreased expenses as a percentage of net sales in Journeys Group, Schuh Group, Licensed Brands and Corporate expenses, partially offset by increases as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended August 2, 2014 were $9.3 million compared to $14.4 million for the second quarter ended August 3, 2013. Pretax earnings for the second quarter ended August 2, 2014 included an asset impairment and other charge of $1.4 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. Pretax earnings also includes $2.2 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the second quarter ended August 3, 2013 included an asset impairment and other gain of $7.1 million, primarily related to an $8.3 million gain on a lease termination of a Lids store, partially offset by other legal matters, network intrusion expenses and retail store asset impairments. Last year's pretax earnings also included $2.8 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the second quarter ended August 2, 2014 were $4.7 million ($0.20 diluted earnings per share) compared to $8.3 million ($0.35 diluted earnings per share) for the second quarter ended August 3, 2013. The Company recorded an effective income tax rate of 48.7% in the second quarter this year compared to 41.2% in the same period last year. The tax rate for the second quarter of Fiscal 2015 was higher compared to last year's second quarter primarily due to the inclusion of $0.8 million of alternative minimum tax for prior years in Puerto Rico in this year's second quarter tax rate.

Journeys Group

	Three Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$236,838	$222,471	6.5%
Earnings from operations	$6,820	$1,717	297.2%
Operating margin	2.9%	0.8%

Net sales from Journeys Group increased 6.5% to $236.8 million for the second quarter ended August 2, 2014 compared to $222.5 million for the same period last year. The increase reflects primarily a 5% increase in comparable sales, which includes a 5% increase in same store sales and a 31% increase in comparable direct sales. The comparable sales increase reflected an 8% increase in footwear unit sales while the average price per pair of shoes decreased 3%. Journeys Group operated 1,172 stores at the end of the second quarter of Fiscal 2015, including 179 Journeys Kidz stores, 49 Shi by Journeys stores, 115 Underground by Journeys stores and 32 Journeys stores in Canada, compared to 1,159 stores at the end of the second quarter last year, including 163 Journeys Kidz stores, 51 Shi by Journeys stores, 123 Underground by Journeys stores and 29 Journeys stores in Canada.

Journeys Group earnings from operations for the second quarter ended August 2, 2014 increased to $6.8 million compared to $1.7 million for the second quarter ended August 3, 2013. The increase was primarily due to increased net sales, to increased gross margin as a percentage of net sales, reflecting a change in sales mix, and decreased expenses as a percentage of net sales, reflecting decreased bonus expense compared to the same period last year.

Schuh Group

	Three Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$99,770	$82,109	21.5%
Loss from operations	$(197)	$(1,433)	86.3%
Operating margin	(0.2)%	(1.7)%

Net sales from Schuh Group increased 21.5% to $99.8 million for the second quarter ended August 2, 2014, compared to $82.1 million for the second quarter ended August 3, 2013. The increase reflects primarily an 8% increase in average Schuh stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) an increase of $9.3 million in sales due to the appreciation of the British Pound and a 1% increase in comparable sales, which includes a 1% decrease in same store sales and a 14% increase in comparable direct sales. Schuh Group operated 99 stores, including four Schuh Kids stores, at the end of the second quarter of Fiscal 2015, compared to 95 stores, including four Schuh Kids stores and two concessions, at the end of the second quarter of Fiscal 2014.

Schuh Group loss from operations decreased to ($0.2) million for the second quarter ended August 2, 2014 compared to ($1.4) million for the second quarter ended August 3, 2013. The loss included $2.2 million in the second quarter of Fiscal 2015 and $2.8 million in the second quarter of Fiscal 2014 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $3.2 million in the second quarter of Fiscal 2015 and $2.3 million in the second quarter of Fiscal 2014 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in the loss from operations was due primarily to increased net sales.

Lids Sports Group

	Three Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$199,317	$192,456	3.6%
Earnings from operations	$8,474	$12,725	(33.4)%
Operating margin	4.3%	6.6%

Net sales from Lids Sports Group increased 3.6% to $199.3 million for the second quarter ended August 2, 2014, compared to $192.5 million for the same period last year, reflecting primarily a 6% increase in average Lids stores operated, excluding leased departments. Comparable sales decreased 2%, which includes a 3% decrease in same store sales and a 10% increase in comparable direct sales. The comparable sales decrease reflects a 6% decrease in comparable store hat units sold, while the average price per hat for the second quarter this year increased 5%. Lids Sports Group operated 1,233 stores at the end of the second quarter of Fiscal 2015, including 112 Lids stores in Canada, 206 Lids Locker Room and Clubhouse stores and 95 Locker Room by Lids leased departments in Macy's, compared to 1,071 stores at the end of the second quarter last year, including 98 Lids stores in Canada and 157 Lids Locker Room and Clubhouse stores.

Lids Sports Group earnings from operations for the second quarter ended August 2, 2014 decreased 33.4% to $8.5 million compared to $12.7 million for the second quarter ended August 3, 2013. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, change in sales mix and increased shipping and warehouse expense, and to increased expenses as a percentage of net sales, due primarily to negative leverage from negative comparable sales.

Johnston & Murphy Group

	Three Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$54,995	$53,258	3.3%
(Loss) earnings from operations	$(424)	$1,751	NM
Operating margin	(0.8)%	3.3%

Johnston & Murphy Group net sales increased 3.3% to $55.0 million for the second quarter ended August 2, 2014 from $53.3 million for the second quarter ended August 3, 2013, reflecting primarily a 6% increase in average stores operated for Johnston & Murphy retail operations, a 2% increase in comparable sales, which includes a 2% increase in same store sales and a 2% increase in comparable direct sales and additional sales for the recently relaunched Trask brand, partially offset by a 7% decrease in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business decreased 2% in the second quarter of Fiscal 2015 and the average price per pair of shoes decreased 5% for the same period. Retail operations accounted for 73.3% of Johnston & Murphy Group's sales in the second quarter this year, up from 71.0% in the second quarter last year. The comparable sales increase reflects a 2% increase in the average price per pair of shoes for Johnston & Murphy retail operations while footwear unit comparable sales decreased 2%. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2015 included 170 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 163 Johnston & Murphy shops and factory stores, including seven stores in Canada, for the second quarter of Fiscal 2014.

Johnston & Murphy Group earnings from operations for the second quarter ended August 2, 2014 decreased to a loss of ($0.4) million compared to earnings of $1.8 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting increased shipping and warehouse expenses, and increased expenses as a percentage of net sales, reflecting increased store-related costs and higher advertising expenses.

Licensed Brands

	Three Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$24,292	$23,869	1.8%
Earnings from operations	$1,873	$1,471	27.3%
Operating margin	7.7%	6.2%

Licensed Brands' net sales increased 1.8% to $24.3 million for the second quarter ended August 2, 2014, from $23.9 million for the same period last year, reflecting increased sales of SureGrip Footwear. Unit sales for Dockers Footwear decreased 6% for the second quarter this year while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings from operations increased 27.3%, from $1.5 million for the second quarter last year to $1.9 million for the second quarter this year, primarily due to increased gross margin as a percentage of net sales, reflecting changes in product mix, and a slight decrease in expenses as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 2, 2014 increased to $6.5 million compared to $0.7 million for the second quarter ended August 3, 2013. Corporate expense in the second quarter this year included a $1.4 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate and other expense in the second quarter of Fiscal 2014 included a $7.1 million gain in asset impairment and other charges, primarily for a gain on a lease termination, partially offset by other legal matters, network intrusion expenses and retail store asset impairments.

Net interest expense decreased 31.4% from $1.1 million in the second quarter last year to $0.8 million for the second quarter this year primarily due to lower average borrowings under the Company's Credit Facility (defined below).

Results of Operations - Six Months Fiscal 2015 Compared to Fiscal 2014

The Company's net sales in the first six months ended August 2, 2014 increased 6.7% to $1.24 billion from $1.17 billion in the first six months ended August 3, 2013, reflecting increased net sales in all of the Company's business segments and a 1% increase in comparable sales. Gross margin increased 6.3% to $617.7 million in the first six months this year from $581.2 million in the same period last year but decreased as a percentage of net sales from 49.8% to 49.6%, reflecting decreased gross margin as a percentage of net sales in Schuh Group and Lids Sports Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands, while gross margin for Johnston & Murphy was flat. Selling and administrative expenses in the first six months this year increased 6.9% from the first six months last year and increased as a percentage of net sales from 46.8% to 46.9%, reflecting increased expenses in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses in Schuh Group and Licensed Brands and Corporate expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months ended August 2, 2014 were $32.3 million compared to $39.1 million for the first six months ended August 3, 2013. Pretax earnings for the first six months ended August 2, 2014 included asset impairment and other charges of $0.3 million primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Pretax earnings also include $5.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for the first six months ended August 3, 2013 included an asset impairment and other gain of ($5.8) million, primarily for a gain on lease termination, partially offset by retail store asset impairments, network intrusion expenses and other legal matters. Last year's pretax earnings also included $5.7 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the first six months ended August 2, 2014 were $18.7 million ($0.79 diluted earnings per share) compared to $22.8 million ($0.96 diluted earnings per share) for the first six months ended August 3, 2013. The Company recorded an effective income tax rate of 41.6% in the first six months this year compared to 41.2% in the same period last year. Last year's tax rate is lower due to the inclusion of $0.8 million alternative minimum tax for prior years in Puerto Rico in this year's tax rate.

Journeys Group

	Six Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$498,961	$479,614	4.0%
Earnings from operations	$26,497	$23,930	10.7%
Operating margin	5.3%	5.0%

Net sales from Journeys Group increased 4.0% to $499.0 million for the first six months ended August 2, 2014 compared to $479.6 million for the same period last year. The increase reflects primarily a 3% increase in comparable sales which includes a 3% increase in same store sales and a 24% increase in comparable direct sales, and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the six months divided by seven). The comparable sales increase reflected a 5% increase in footwear unit sales while the average price per pair of shoes decreased 2%.

Journeys Group earnings from operations for the first six months ended August 2, 2014 increased 10.7% to $26.5 million compared to $23.9 million for the first six months ended August 3, 2013. The increase was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting changes in sales mix.

Schuh Group

	Six Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$181,046	$150,432	20.4%
Loss from operations	$(5,338)	$(6,076)	12.1%
Operating margin	(2.9)%	(4.0)%

Net sales from the Schuh Group increased 20.4% to $181.0 million for the first six months ended August 2, 2014, compared to $150.4 million for the first six months ended August 3, 2013. The increase reflects primarily an 8% increase in average Schuh stores operated and an increase of $15.7 million in sales due to the appreciation of the British Pound. Comparable sales were flat for the first six months of Fiscal 2015, which includes flat same store sales and a 4% increase in comparable direct sales.

Schuh Group loss from operations was ($5.3) million for the six months ended August 2, 2014 compared to ($6.1) million for the six months ended August 3, 2013. The loss included $5.3 million in the first six months this year and $5.7 million in the first six months last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $4.6 million in the first six months of Fiscal 2015 and $3.3 million in the first six months of Fiscal 2014 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in the loss from operations was due primarily to increased sales resulting in leverage in central expenses.

Lids Sports Group

	Six Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$388,583	$370,361	4.9%
Earnings from operations	$16,611	$23,521	(29.4)%
Operating margin	4.3%	6.4%

Net sales from Lids Sports Group increased 4.9% to $388.6 million for the first six months ended August 2, 2014, compared to $370.4 million for the same period last year, reflecting primarily a 5% increase in average Lids Sports Group stores operated, excluding leased departments, partially offset by a 1% decrease in comparable sales, which includes a 1% decrease in same store sales and an 8% increase in comparable direct sales. The comparable sales decrease reflected a 3% decrease in comparable store hat units sold while the average price per hat for the first six months this year increased 3%.

Lids Sports Group earnings from operations for the first six months ended August 2, 2014 decreased 29.4% to $16.6 million compared to $23.5 million for the first six months ended August 3, 2013. The decrease was due to decreased gross margin as a percentage of net sales, reflecting promotional activity and increased shipping and warehouse expenses, and increased expenses as a percentage of net sales, reflecting negative leverage from negative comparable sales.

Johnston & Murphy Group

	Six Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$118,392	$111,683	6.0%
Earnings from operations	$4,072	$5,599	(27.3)%
Operating margin	3.4%	5.0%

Johnston & Murphy Group net sales increased 6.0% to $118.4 million for the first six months ended August 2, 2014 from $111.7 million for the first six months ended August 3, 2013, reflecting primarily a 7% increase in average stores operated for Johnston & Murphy retail operations, a 1% increase in same store sales, a 1% decrease in comparable direct sales and a 1% increase in comparable sales, including both store and direct sales and a 3% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 2% in the first six months of Fiscal 2015 and the average price per pair of shoes was flat for the same period. Retail operations accounted for 70.5% of Johnston & Murphy Group's sales in the first six months this year, up from 70.3% in the first six months last year. The comparable sales increase reflects a 2% increase in average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales decreased 4%.

Johnston & Murphy Group earnings from operations for the first six months ended August 2, 2014 decreased 27.3% to $4.1 million compared to $5.6 million for the same period last year, primarily due to increased expenses as a percentage of net sales, due primarily to increased store-related costs and higher advertising expenses.

Licensed Brands

	Six Months Ended
	August 2, 2014	August 3, 2013	% Change
	(dollars in thousands)
Net sales	$56,754	$53,224	6.6%
Earnings from operations	$5,394	$4,392	22.8%
Operating margin	9.5%	8.3%

Licensed Brands' net sales increased 6.6% to $56.8 million for the first six months ended August 2, 2014, from $53.2 million for the same period last year, reflecting an increase in sales of Dockers Footwear and SureGrip Footwear. Unit sales for Dockers Footwear decreased 1% for the first six months this year while the average price per pair of Dockers shoes increased 5% compared to the same period last year.

Licensed Brands' earnings from operations increased 22.8%, from $4.4 million for the first six months last year to $5.4 million for the first six months this year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting changes in product mix, and decreased expenses as a percentage of net sales, primarily reflecting decreased compensation, due to lower bonus accruals, and decreased advertising expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended August 2, 2014 was $13.4 million compared to $10.1 million expense for the first six months ended August 3, 2013. Corporate expense in the first six months this year included a $0.3 million asset impairment and other charge, which included $3.6 million for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a ($3.3) million gain on a lease termination. Corporate and other expense in the first six months of Fiscal 2015 included an asset impairment and other gain of ($5.8) which included an ($8.3) million gain on a lease termination of a New York City Journeys store, partially offset by $2.5 million for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the adjustments listed above, corporate and other expense decreased primarily due to decreased bonus accruals.

Net interest expense decreased 31.9% from $2.2 million in the first six months last year to $1.5 million for the first six months this year primarily due to lower average borrowings under the Company's Credit Facility.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 2, 2014	February 1, 2014	August 3, 2013
	(dollars in millions)
Cash and cash equivalents	$59.3	$59.4	$46.0
Working capital	$439.2	$451.3	$424.5
Long-term debt (including current portion)	$76.4	$33.7	$73.1

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $7.9 million in the first six months of Fiscal 2015 compared to $16.5 million in the first six months of Fiscal 2014. The $8.6 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in accounts payable of $36.4 million offset by a $26.3 million increase in cash flow from changes in inventory. The $36.4 million decrease in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $26.3 million increase in cash flow from inventory reflects lower seasonal increases in retail inventory compared to the prior year.

The $97.1 million increase in inventories at August 2, 2014 from February 1, 2014 levels reflected increased purchases in Journeys Group, Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset by decreased inventory in the Licensed Brands business.

Accounts receivable at August 2, 2014 increased by $1.1 million compared to February 1, 2014, due primarily to increased sales in the Lids Team Sports business and the timing of sales within the second quarter for the Johnston & Murphy wholesale business.

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

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum. In June 2014, Schuh Group Limited entered into an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum.

Revolving credit borrowings averaged $5.4 million during the six months ended August 2, 2014 and $27.2 million during the six months ended August 3, 2013, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first six months of each year and stock repurchases for the first six months of Fiscal 2014.

There were $14.6 million of letters of credit outstanding, $55.2 million in UK term loans outstanding and $21.2 million in revolver borrowings outstanding under the Credit Facility at August 2, 2014. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $364.2 million at August 2, 2014. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at August 2, 2014.

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

The Company's contractual obligations at August 2, 2014 decreased approximately 1% from February 1, 2014 due primarily to a decrease in purchase obligations and a decrease in the Schuh deferred purchase price obligation due to the payment made in June of 2014, offset by an increase in long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2015 are expected to be approximately $147 million. These include retail capital expenditures of approximately $135 million to open approximately 25 Journeys stores, including five in Canada, 25 Journeys Kidz stores, 14 Schuh stores, including two Schuh Kids stores, eight Johnston & Murphy shops and factory stores and 249 Lids Sports Group stores and leased departments, including 49 Lids stores, with 15 stores in Canada, 25 Lids Locker Room and Clubhouse stores and 175 Locker Room by Lids leased departments in Macy's department stores, and to complete approximately 138 major store renovations. The planned amount of capital expenditures in Fiscal 2015 for wholesale operations and other purposes is approximately $12 million, including approximately $4.0 million for new systems to improve customer service and support the Company's growth.

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

The Company had total available cash and cash equivalents of $59.3 million, $59.4 million and $46.0 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively, of which approximately $25.9 million, $39.4 million and $15.9 million was held by the Company's foreign subsidiaries as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares during the six months ended August 2, 2014. The Company repurchased 189,300 shares of common stock during the six months ended August 3, 2013 for $11.2 million. The Company has $65.5 million remaining under its current $75.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million in each of the second quarters of Fiscal 2015 and Fiscal 2014 and $0.4 million in each of the first six months of Fiscal 2015 and Fiscal 2014. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $55.2 million of outstanding U.K. term loans at a weighted average interest rate of 2.63% as of August 2, 2014. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $55.2 million term loans. The Company has $21.2 million of outstanding revolver loans at a weighted average interest rate of 1.52% as of August 2, 2014. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $21.2 million revolver loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at August 2, 2014. As a result, the Company considers the interest rate market risk implicit in these investments at August 2, 2014 to be low.

Accounts Receivable - The Company's accounts receivable balance at August 2, 2014 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, two customers each accounted for 7%, while no other customer accounted for more than 5% of the Company's total trade receivables balance as of August 2, 2014. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at August 2, 2014, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2015 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the six months ended August 2, 2014 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of August 2, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2014
5-4-14 to 5-31-14	—	$—	—	$—

June 2014
6-1-14 to 6-30-14	—	$—	—	$—

July 2014
7-1-14 to 8-2-14(1)	54,782	$80.83	—	$—
7-1-14 to 8-2-14(1)	33,221	$81.72	—	$—

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ James S. Gulmi
James S. Gulmi
Senior Vice President - Finance and
Chief Financial Officer
Date: September 11, 2014