Form 10-Q
period 2014-11-01
GENESCO INC
filed 2014-12-11
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 1, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 28, 2014, 24,078,058 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	November 1, 2014	February 1, 2014	November 2, 2013
Current Assets:
Cash and cash equivalents	$38,026	$59,447	$32,250
Accounts receivable, net of allowances of $4,462 at November 1,
2014, $4,420 at February 1, 2014 and $5,144 at November 2, 2013	71,796	52,646	64,235
Inventories	737,577	567,261	694,256
Deferred income taxes	23,651	23,089	20,033
Prepaids and other current assets	60,002	54,432	58,787
Total current assets	931,052	756,875	869,561

Property and equipment:
Land	7,822	6,169	6,131
Buildings and building equipment	33,764	20,474	20,415
Computer hardware, software and equipment	152,770	131,110	126,529
Furniture and fixtures	192,830	173,992	165,261
Construction in progress	34,643	35,623	33,259
Improvements to leased property	348,515	335,287	327,261
Property and equipment, at cost	770,344	702,655	678,856
Accumulated depreciation	(455,680)	(422,618)	(409,871)
Property and equipment, net	314,664	280,037	268,985
Deferred income taxes	4,335	3,342	15,980
Goodwill	304,552	288,100	283,049
Trademarks, net of accumulated amortization of $4,867 at November 1, 2014, $4,312 at February 1, 2014 and $4,155 at
November 2, 2013	84,947	77,571	76,905
Other intangibles, net of accumulated amortization of $22,802 at
November 1, 2014, $20,645 at February 1, 2014 and $19,782 at
November 2, 2013	12,590	9,082	9,502
Other noncurrent assets	17,105	24,277	21,821
Total Assets	$1,669,245	$1,439,284	$1,545,803

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	November 1, 2014	February 1, 2014	November 2, 2013
Current Liabilities:
Accounts payable	$248,782	$145,483	$265,067
Accrued employee compensation	83,042	49,078	49,837
Accrued other taxes	21,501	26,247	19,710
Accrued income taxes	6,121	2,188	4,099
Current portion – long-term debt	35,347	6,793	5,596
Other accrued liabilities	82,170	68,526	58,455
Provision for discontinued operations	7,759	7,263	7,223
Total current liabilities	484,722	305,578	409,987
Long-term debt	79,688	26,937	92,361
Pension liability	8,597	9,223	19,296
Deferred rent and other long-term liabilities	120,790	175,311	158,403
Provision for discontinued operations	4,790	4,112	4,158
Total liabilities	698,587	521,161	684,205
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,286	1,305	1,305
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
November 1, 2014 – 24,566,507/24,078,043
February 1, 2014 – 24,407,724/23,919,260
November 2, 2013 – 24,321,850/23,833,386	24,566	24,408	24,322
Additional paid-in capital	205,485	190,568	184,608
Retained earnings	773,804	734,533	692,380
Accumulated other comprehensive loss	(18,820)	(16,767)	(25,251)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	968,464	916,190	859,507
Noncontrolling interest – non-redeemable	2,194	1,933	2,091
Total equity	970,658	918,123	861,598
Total Liabilities and Equity	$1,669,245	$1,439,284	$1,545,803

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$722,915	$666,332	$1,967,214	$1,832,466
Cost of sales	364,426	334,171	991,036	919,060
Selling and administrative expenses	310,893	283,702	894,469	829,506
Asset impairments and other, net	1,036	1,480	1,347	(4,331)
Earnings from operations	46,560	46,979	80,362	88,231
Indemnification asset write-off	7,050	—	7,050	—
Interest expense, net:
Interest expense	914	1,199	2,447	3,418
Interest income	(23)	(9)	(73)	(49)
Total interest expense, net	891	1,190	2,374	3,369
Earnings from continuing operations before income taxes	38,619	45,789	70,938	84,862
Income tax expense	9,869	17,993	23,322	34,092
Earnings from continuing operations	28,750	27,796	47,616	50,770
Provision for discontinued operations, net	(88)	(46)	(287)	(270)
Net Earnings	$28,662	$27,750	$47,329	$50,500

Basic earnings per common share:
Continuing operations	$1.22	$1.19	$2.03	$2.18
Discontinued operations	(0.01)	0.00	(0.02)	(0.01)
Net earnings	$1.21	$1.19	$2.01	$2.17
Diluted earnings per common share:
Continuing operations	$1.21	$1.18	$2.01	$2.15
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings	$1.21	$1.18	$2.00	$2.14

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$28,662	$27,750	$47,329	$50,500
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.4 million and $1.1 million for the three and nine months ended November 1, 2014 and $0.6 million
and $1.8 million for the three and nine months ended November 2, 2013	521	915	1,628	2,815
Postretirement liability adjustments, net of tax of $0.0
million for the three and nine months ended November 1, 2014 and November 2, 2013	15	12	48	44
Foreign currency translation adjustments	(6,856)	5,626	(3,729)	131
Total other comprehensive income (loss)	(6,320)	6,553	(2,053)	2,990
Comprehensive income	$22,342	$34,303	$45,276	$53,490

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,662	$27,750	$47,329	$50,500
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	19,006	16,634	54,755	49,517
Amortization of deferred note expense and debt discount	173	198	518	594
Deferred income taxes	(8,022)	7,320	(6,413)	4,594
Provision for recoveries on accounts receivable	317	61	79	(575)
Tax indemnification asset write-off	7,050	—	7,050	—
Impairment of long-lived assets	397	350	1,639	1,767
Restricted stock expense	3,435	3,223	9,943	9,075
Provision for discontinued operations	144	77	472	446
Tax benefit of stock options and restricted stock	(21)	7	(3,119)	(3,073)
Other	329	458	791	973
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(15,550)	(13,877)	(16,682)	(15,410)
Inventories	(66,219)	(63,441)	(163,339)	(186,837)
Prepaids and other current assets	12,480	2,434	(5,780)	(13,377)
Accounts payable	7,539	16,707	93,868	139,428
Other accrued liabilities	22,215	2,584	41,382	(16,075)
Other assets and liabilities	(10,902)	8,069	(53,596)	3,497
Net cash provided by operating activities	1,033	8,554	8,897	25,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,580)	(38,470)	(85,317)	(75,676)
Acquisitions, net of cash acquired	(31,684)	(1,000)	(34,917)	(12,006)
Proceeds from asset sales	79	—	235	60
Net cash used in investing activities	(64,185)	(39,470)	(119,999)	(87,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(3,057)	(1,412)	(10,755)	(4,655)
Proceeds from issuance of long-term debt	2,433	—	26,253	—
Borrowings under revolving credit facility	129,750	123,700	212,950	324,400
Payments on revolving credit facility	(88,750)	(98,500)	(150,750)	(273,100)
Tax benefit of stock options and restricted stock	21	(7)	3,119	3,073
Share repurchases	(946)	(9,458)	(946)	(20,676)
Change in overdraft balances	2,383	2,705	7,969	7,192
Redemption of preferred shares	—	—	—	(1,462)
Dividends paid on non-redeemable preferred stock	—	—	—	(33)
Exercise of stock options	322	196	2,009	1,116
Other	—	(1)	(42)	1
Net cash provided by financing activities	42,156	17,223	89,807	35,856
Effect of foreign exchange rate fluctuations on cash	(281)	(84)	(126)	(823)
Net Decrease in Cash and Cash Equivalents	(21,277)	(13,777)	(21,421)	(27,545)
Cash and cash equivalents at beginning of period	59,303	46,027	59,447	59,795
Cash and cash equivalents at end of period	$38,026	$32,250	$38,026	$32,250
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$658	$1,032	$1,952	$2,794
Income taxes	(1,202)	2,807	23,775	32,011
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2013	$3,924	$24,485	$170,360	$669,189	$(28,241)	$(17,857)	$1,927	$823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and restricted stock exercised	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – gain	—	—	—	—	—	—	6	6
Balance February 1, 2014	1,305	24,408	190,568	734,533	(16,767)	(17,857)	1,933	918,123
Net earnings	—	—	—	47,329	—	—	—	47,329
Other comprehensive loss	—	—	—	—	(2,053)	—	—	(2,053)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares - Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	9,943	—	—	—	—	9,943
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and
restricted stock exercised	—	—	3,119	—	—	—	—	3,119
Shares repurchased	—	(13)	—	(933)	—	—	—	(946)
Other	(19)	(15)	32	—	—	—	—	(2)
Noncontrolling interest – gain	—	—	—	—	—	—	261	261
Balance November 1, 2014	$1,286	$24,566	$205,485	$773,804	$(18,820)	$(17,857)	$2,194	$970,658

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

Nature of Operations
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at November 1, 2014, the Company operated 2,837 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the nine months ended November 1, 2014 and November 2, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million for the third quarter of Fiscal 2015 and 2014, respectively, and approximately $0.5 million and $0.4 million for the first nine months of Fiscal 2015 and 2014, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations. See also Notes 3 and 9.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At November 1, 2014, the Company had a deferred tax valuation allowance of $3.7 million.

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

The Company recorded an effective income tax rate of 25.6% in the third quarter of Fiscal 2015 compared to 39.3% for the same period last year and 32.9% and 40.2% for the first nine months of Fiscal 2015 and 2014, respectively. The tax rate for Fiscal 2015 was lower compared to Fiscal 2014 primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during the third quarter of Fiscal 2015.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $38.0 million, $59.4 million and $32.3 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. There were no cash equivalents included in cash and cash equivalents at November 1, 2014, February 1, 2014 and November 2, 2013. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At November 1, 2014, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At November 1, 2014, February 1, 2014 and November 2, 2013, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $50.1 million, $42.1 million and $43.3 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of November 1, 2014.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.4 million, $24.2 million and $23.8 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively, and deferred rent of $44.2 million, $41.6 million and $40.5 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004. The Condensed Consolidated Balance Sheets include goodwill of $201.9 million for the Lids Sports Group, $101.9 million for the Schuh Group and $0.8 million for Licensed Brands at November 1, 2014, $182.4 million for the Lids Sports Group, $104.9 million for the Schuh Group and $0.8 million for Licensed Brands at February 1, 2014 and $180.4 million for the Lids Sports Group, $101.8 million for the Schuh Group and $0.8 million for Licensed Brands at November 2, 2013. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $14.2 million on its Condensed Consolidated Balance Sheets related to such acquisitions at the time of its annual impairment test in January 2014. The Company found that the result of its annual impairment test in January 2014, which valued the business at approximately $3.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $5.9 million.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at November 1, 2014 and February 1, 2014 are:

Fair Values
In thousands	November 1, 2014		February 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$62,200	$62,176	$—	$—
UK Term Loans	52,835	52,442	33,730	33,840

Debt fair values were estimated using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 as defined in Note 5.

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses on the
Condensed Consolidated Statements of Operations in the amounts of $2.6 million and $2.3 million for the third quarters of Fiscal 2015 and 2014, respectively, and $7.2 million and $6.5 million for the first nine months of Fiscal 2015 and 2014, respectively.

EVA Incentive Plan
Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year are retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance and historically were subject to forfeiture if the participant voluntarily resigns from employment with the Company. As a result, the bonus awards were subject to service conditions that resulted in recognition of expense over the period of service by the respective employee. During the first quarter of Fiscal 2015, the Company amended the plan to remove the future service requirement for the payment of the retained bonuses. As a result, the bonus expense that would have been deferred under the previous plan terms is now recognized in the first year of service. The Company recorded a $5.7 million charge to earnings in the first quarter of Fiscal 2015 in connection with the amendment related to bonus amounts previously deferred to future years.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million and $0.2 million for the third quarters of Fiscal 2015 and 2014, respectively, and $0.4 million and $0.3 million for the first nine months of Fiscal 2015 and 2014, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $12.7 million, $14.4 million and $11.1 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $103.2 million and $96.1 million for the third quarters of Fiscal 2015 and 2014, respectively, and $306.9 million and $283.1 million for the first nine months of Fiscal 2015 and 2014, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $15.3 million and $14.1 million for the third quarters of Fiscal 2015 and 2014, respectively, and $44.9 million and $38.0 million for the first nine months of Fiscal 2015 and 2014, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $4.2 million, $2.3 million and $3.6 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million and $0.9 million for the third quarters of Fiscal 2015 and 2014, respectively, and $2.7 million for each of the first nine months of Fiscal 2015 and 2014. During the first nine months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.5 million and $0.6 million for the third quarters of Fiscal 2015 and 2014, respectively, and $2.8 million and $1.8 million for the first nine months of Fiscal 2015 and 2014, respectively. During the first nine months of Fiscal 2015 and 2014, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 1, 2014 consisted of $14.8 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $0.8 million, net of tax, and a cumulative foreign currency translation adjustment of $3.2 million.

The following table summarizes the components of accumulated other comprehensive income for the nine months ended November 1, 2014:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 1, 2014	$575	$(17,342)	$(16,767)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(3,729)	—	(3,729)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	2,764	2,764
Amortization reclassified from AOCI, before tax	—	2,764	2,764
Income tax expense (2)	—	1,088	1,088
Current period other comprehensive income, net of tax	(3,729)	1,676	(2,053)
Balance November 1, 2014	$(3,154)	$(15,666)	$(18,820)

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Nov. 1, 2014	Feb. 1, 2014	Nov. 1, 2014	Feb. 1, 2014	Nov. 1, 2014	Feb. 1, 2014	Nov. 1, 2014	Feb. 1, 2014
Gross other intangibles	$13,810	$13,104	$18,342	$14,381	$3,240	$2,242	$35,392	$29,727
Accumulated amortization	(12,345)	(11,997)	(8,919)	(7,354)	(1,538)	(1,294)	(22,802)	(20,645)
Net Other Intangibles	$1,465	$1,107	$9,423	$7,027	$1,702	$948	$12,590	$9,082

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.9 million and $0.8 million for the third quarters of Fiscal 2015 and 2014, respectively, and was $2.4 million for each of the first nine months of Fiscal 2015 and 2014. The amortization of intangibles, including trademarks, is expected to be $3.4 million, $2.9 million, $2.4 million, $1.8 million and $1.5 million for Fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

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

The Company recorded pretax charges of $1.0 million in the third quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses and a $0.4 million charge for retail store asset impairments. The Company recorded pretax charges of $1.3 million in the first nine months of Fiscal 2015, including charges of $2.4 million for network intrusion expenses, $1.6 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

The Company recorded pretax charges of $1.5 million in the third quarter of Fiscal 2014, including a $0.9 million charge for network intrusion expenses, a $0.4 million charge for retail store asset impairments and a $0.3 million charge for other legal matters. The Company recorded a pretax gain of $(4.3) million in the first nine months of Fiscal 2014, including an $(8.3) million gain on a lease termination, partially offset by charges of $1.8 million for retail store asset impairments, $1.4 million for network intrusion expenses and $0.8 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 2, 2013	$11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014	11,375
Additional provision Fiscal 2015	533
Charges and adjustments, net	641
Balance November 1, 2014*	12,549
Current provision for discontinued operations	7,759
Total Noncurrent Provision for Discontinued Operations	$4,790

*Includes an $11.9 million environmental provision, including $7.7 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	November 1, 2014	February 1, 2014
Raw materials	$33,215	$26,115
Wholesale finished goods	53,482	64,357
Retail merchandise	650,880	476,789
Total Inventories	$737,577	$567,261

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of November 1, 2014 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 3, 2014	$890	$—	$—	$890	$824
Measured as of August 2, 2014	258	—	—	258	418
Measured as of November 1, 2014	22	—	—	22	$397
Sub-total asset impairment YTD					$1,639

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.4 million and $1.6 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months and nine months ended November 1, 2014, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Long-Term Debt

In thousands	November 1, 2014	February 1, 2014
Revolver borrowings	$62,200	$—
UK term loans	52,835	33,730
Total long-term debt	115,035	33,730
Current portion	35,347	6,793
Total Noncurrent Portion of Long-Term Debt	$79,688	$26,937

Long-term debt maturing during each of the next five years ending in January each year is $1.9 million, $33.9 million, $2.0 million, $2.0 million and $64.2 million, respectively, and $11.0 million thereafter.

The Company had $62.2 million in revolver borrowings outstanding under the Credit Facility at November 1, 2014 and had $52.8 million in term loans outstanding under the U.K. Credit Facilities (described below) at November 1, 2014. The Company had outstanding letters of credit of $15.5 million under the Credit Facility at November 1, 2014. These letters of credit support product purchases and lease and insurance indemnifications.
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facilities”)
which originally provided for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan), with an additional £12.5 million C term loan added in November 2013.

In June 2014, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum and expires June 18, 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Service cost	$112	$88	$130	$95
Interest cost	1,163	1,145	55	33
Expected return on plan assets	(1,517)	(1,663)	—	—
Amortization:
Losses	860	1,512	25	21
Net amortization	860	1,512	25	21
Net Periodic Benefit Cost	$618	$1,082	$210	$149

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Service cost	$337	$264	$396	$321
Interest cost	3,501	3,438	171	119
Expected return on plan assets	(4,552)	(4,991)	—	—
Amortization:
Losses	2,686	4,648	78	73
Net amortization	2,686	4,648	78	73
Net Periodic Benefit Cost	$1,972	$3,359	$645	$513

There is no cash contribution required for the pension plan in 2014.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 1, 2014			November 2, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$28,750			$27,796

Less: Preferred stock dividends	—			—

Basic EPS from continuing operations
Income available to
common shareholders	28,750	23,602	$1.22	27,796	23,329	$1.19

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		113			229
Employees' preferred stock(1)		45			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$28,750	23,760	$1.21	$27,796	23,604	$1.18

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the third quarters ended November 1, 2014 and November 2, 2013.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 1, 2014			November 2, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$47,616			$50,770

Less: Preferred stock dividends	—			(33)

Basic EPS from continuing operations
Income available to
common shareholders	47,616	23,489	$2.03	50,737	23,299	$2.18

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		156			274
Employees' preferred stock(1)		46			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$47,616	23,691	$2.01	$50,737	23,619	$2.15

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the nine months ended November 1, 2014 and November 2, 2013.

The Company repurchased 13,159 shares of common stock during the three and nine months ended November 1, 2014 for $0.9 million. The Company repurchased 148,365 and 337,665 shares of common stock during the three and nine months ended November 2, 2013 for $9.5 million and $20.7 million, respectively. The Company has $64.6 million remaining under its current $75.0 million share repurchase authorization.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $11.9 million as of November 1, 2014, February 1, 2014 and November 2, 2013. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million reflected in the third quarters of Fiscal 2015 and 2014, respectively, and approximately $0.5 million and $0.4 million in the first nine months of Fiscal 2015 and 2014, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleged that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and sought to recover unpaid wages, liquidated damages, statutory penalties,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Legal Proceedings, Continued

attorneys fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions were consolidated. The parties reached agreement on a settlement, which the court granted final approval on September 5, 2014.

On August 30, 2012, a former employee of a Company subsidiary filed a putative class and collective action, Kershner v. Hat World, Inc., in the Philadelphia, Pennsylvania Court of Common Pleas alleging violations of the Pennsylvania Minimum Wage Act by the subsidiary. The Company reached an agreement to resolve the matter. On May 29, 2014, the court granted final approval of the settlement.

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. The Company has reached an agreement to settle the matter. The court preliminarily approved the proposed settlement on December 9, 2014. The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the nine months ended November 1, 2014 and November 2, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
November 1, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$303,781	$101,959	$220,223	$65,965	$31,183	$191	$723,302
Intercompany Sales	—	—	(185)	—	(202)	—	(387)
Net sales to external customers	$303,781	$101,959	$220,038	$65,965	$30,981	$191	$722,915
Segment operating income (loss)	$35,047	$3,949	$8,606	$4,505	$3,082	$(7,593)	$47,596
Asset Impairments and other*	—	—	—	—	—	(1,036)	(1,036)
Earnings (loss) from operations	35,047	3,949	8,606	4,505	3,082	(8,629)	46,560
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(914)	(914)
Interest income	—	—	—	—	—	23	23
Earnings (loss) from continuing operations before income taxes	$35,047	$3,949	$8,606	$4,505	$3,082	$(16,570)	$38,619
Total assets**	$345,011	$283,052	$746,747	$113,178	$46,127	$135,130	$1,669,245
Depreciation and amortization	5,311	3,551	7,704	1,284	215	941	19,006
Capital expenditures	7,076	6,475	15,458	2,173	146	1,252	32,580

*Asset Impairments and other includes a $0.4 million charge for asset impairments, which relates to Lids Sports Group, and a $0.6 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $201.9 million, $101.9 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $3.0 million from February 1, 2014 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $19.5 million added since February 1, 2014 from several small acquisitions.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
November 2, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$281,093	92,556	$199,300	$61,689	$31,701	$210	$666,549
Intercompany Sales	—	—	(146)	—	(71)	—	(217)
Net sales to external customers	$281,093	$92,556	$199,154	$61,689	$31,630	$210	$666,332
Segment operating income (loss)	$32,268	$1,945	$11,996	$4,833	$4,112	$(6,695)	$48,459
Asset Impairments and other*	—	—	—	—	—	(1,480)	(1,480)
Earnings (loss) from operations	32,268	1,945	11,996	4,833	4,112	(8,175)	46,979
Interest expense	—	—	—	—	—	(1,199)	(1,199)
Interest income	—	—	—	—	—	9	9
Earnings (loss) from continuing operations before income taxes	$32,268	$1,945	$11,996	$4,833	$4,112	$(9,365)	$45,789
Total assets**	$362,289	275,823	$617,564	$106,795	$48,044	$135,288	$1,545,803
Depreciation and amortization	4,874	2,783	7,016	1,007	104	850	16,634
Capital expenditures	5,853	19,031	9,470	2,583	597	936	38,470

*Asset Impairments and other includes a $0.4 million charge for assets impairments, of which $0.1 million relates to Lids Sports Group and $0.3 million relates to Journeys Group, a $0.9 million charge for network intrusion expenses and a $0.3 million for other legal matters.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
November 1, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$802,742	$283,005	$609,087	$184,357	$88,338	$754	$1,968,283
Intercompany Sales	—	—	(466)	—	(603)	—	(1,069)
Net sales to external customers	$802,742	$283,005	$608,621	$184,357	$87,735	$754	$1,967,214
Segment operating income (loss)	$61,544	$(1,389)	$25,217	$8,577	$8,476	$(20,716)	$81,709
Asset Impairments and other*	—	—	—	—	—	(1,347)	(1,347)
Earnings (loss) from operations	61,544	(1,389)	25,217	8,577	8,476	(22,063)	80,362
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(2,447)	(2,447)
Interest income	—	—	—	—	—	73	73
Earnings (loss) from continuing operations before income taxes	$61,544	$(1,389)	$25,217	$8,577	$8,476	$(31,487)	$70,938
Total assets**	$345,011	$283,052	$746,747	$113,178	$46,127	$135,130	$1,669,245
Depreciation and amortization	15,160	10,756	21,834	3,572	518	2,915	54,755
Capital expenditures	21,682	18,688	33,897	7,045	636	3,369	85,317

*Asset Impairments and other includes a $2.4 million charge for network intrusion expense, a $1.6 million charge for asset impairments, which relates to Lids Sports Group and a $0.7 million charge for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $201.9 million, $101.9 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $3.0 million from February 1, 2014 due to foreign currency translation adjustment. Goodwill for Lids Sports Group includes $19.5 million added since February 1, 2014 from several small acquisitions.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
November 2, 2013	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$760,707	242,988	$570,187	$173,372	$85,038	$1,030	$1,833,322
Intercompany Sales	—	—	(672)	—	(184)	—	(856)
Net sales to external customers	$760,707	$242,988	$569,515	$173,372	$84,854	$1,030	$1,832,466
Segment operating income (loss)	$56,198	$(4,131)	$35,517	$10,432	$8,504	$(22,620)	$83,900
Asset Impairments and other*	—	—	—	—	—	4,331	4,331
Earnings (loss) from operations	56,198	(4,131)	35,517	10,432	8,504	(18,289)	88,231
Interest expense	—	—	—	—	—	(3,418)	(3,418)
Interest income	—	—	—	—	—	49	49
Earnings (loss) from continuing operations before income taxes	$56,198	$(4,131)	$35,517	$10,432	$8,504	$(21,658)	$84,862
Total assets**	$362,289	275,823	$617,564	$106,795	$48,044	$135,288	$1,545,803
Depreciation and amortization	14,515	8,167	20,794	2,960	356	2,725	49,517
Capital expenditures	16,572	25,154	23,514	6,906	1,283	2,247	75,676

*Asset Impairments and other includes a $1.8 million charge for asset impairments, of which $1.2 million relates to Lids Sports Group and $0.6 million relates to Journeys Group, a $1.4 million charge for network intrusion expenses, a $0.8 million charge for other legal matters and a gain of $(8.3) million for the lease termination of a New York City Journeys store.

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

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in consumer shopping patterns that affect traffic in malls where the Company's stores are concentrated.

•	Dependence of certain of the Company's businesses on branded products from independent vendors.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The possibility of increases in the minimum wage and other factors tending to increase operating costs.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada, and including Schuh® and Schuh Kids stores in the United Kingdom and the Republic of Ireland; through e-commerce websites and catalogs; and at wholesale, primarily under the Company's Johnston & Murphy brand, the recently relaunched Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,300 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company also sources and markets slip-resistant, occupational footwear primarily under its SureGrip® brand and other brands licensed from third parties. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at November 1, 2014, the Company operated 2,837 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the nine months ended November 1, 2014 and November 2, 2013, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,000 square feet. Journeys Group operates 34 stores in Canada. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,000 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of November 1, 2014, the Company has opened six Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,675 square feet. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,725 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 154 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of November 1, 2014, the Company had opened 190 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. As of November 1, 2014, Johnston & Murphy also operated seven stores in Canada. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operation. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. Additionally, the Company recently relaunched the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part II, Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offerings. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 8.5% during the third quarter of Fiscal 2015 compared to the same quarter of Fiscal 2014. The increase reflected an 8% increase in Journeys Group sales, a 10% increase in Lids Sports Group sales, a 10% increase in Schuh Group sales and a 7% increase in Johnston & Murphy Group sales, offset slightly by a 2% decrease in Licensed Brands sales. Gross margin as a percentage of net sales decreased to 49.6% during the third quarter of Fiscal 2015, compared to 49.8% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses increased to 43.0% of net sales during the third quarter of Fiscal 2015 from 42.6% for the same quarter of Fiscal 2014, reflecting increases in expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreases as a percentage of net sales in Schuh Group and Johnston & Murphy Group. Earnings from operations decreased as a percentage of net sales during the third quarter of Fiscal 2015 compared to the same quarter of Fiscal 2014, reflecting decreased earnings from operations as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by increased earnings from operations as a percentage of net sales in Schuh Group. Journeys Group earnings from operations as a percentage of net sales were flat for the quarter.

Significant Developments

Indemnification Asset Write-off
During the third quarter and first nine months of Fiscal 2015, the Company recorded a pretax charge of $7.1 million for the write-off of an indemnification asset related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter this year.

Change in EVA Incentive Plan
Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year are retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance and historically were subject to forfeiture if the participant voluntarily resigns from employment with the Company. As a result, the bonus awards were subject to service conditions that resulted in recognition of expense over the period of service by the respective employee. During the first quarter of Fiscal 2015, the Company amended the plan to remove the future service requirement for the payment of the retained bonuses. As a result, the bonus expense that would have been deferred under the previous plan terms is now recognized in the first year of service. The Company recorded a $5.7 million charge to earnings in the first quarter of Fiscal 2015 in connection with the amendment related to bonus amounts previously deferred to future years.

Acquisitions
During the third quarter and first nine months of Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $31.7 million and $34.9 million, respectively. The stores and wholesale business acquired will be operated within the Lids Sports Group. During the third quarter and first nine months of Fiscal 2014, the Company completed acquisitions for a total purchase price of $1.0 million and $12.0 million, respectively, operated within the Lids Sports Group.

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.0 million in the third quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses and a $0.4 million charge for retail store asset impairments. The Company recorded pretax charges of $1.3 million in the first nine months of Fiscal 2015, including charges of $2.4 million for network intrusion expenses, $1.6 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

The Company recorded pretax charges of $1.5 million in the third quarter of Fiscal 2014, including a $0.9 million charge for network intrusion expenses, a $0.4 million charge for retail store asset impairments and a $0.3 million charge for other legal matters. The Company recorded a pretax gain of $(4.3) million in the first nine months of Fiscal 2014, including an $(8.3) million gain on a lease termination, partially offset by charges of $1.8 million for retail store asset impairments, $1.4 million for network intrusion expenses and $0.8 million for other legal matters.

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

Results of Operations - Third Quarter Fiscal 2015 Compared to Fiscal 2014

The Company's net sales in the third quarter ended November 1, 2014 increased 8.5% to $722.9 million from $666.3 million in the third quarter ended November 2, 2013, reflecting increased net sales in all of the Company's business segments except Licensed Brands, and a 3% increase in comparable sales. Gross margin increased 7.9% to $358.5 million in the third quarter this year from $332.2 million in the same period last year, but decreased as a percentage of net sales from 49.8% to 49.6%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the third quarter this year increased 9.6% from the third quarter last year and increased as a percentage of net sales from 42.6% to 43.0%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Licensed Brands and Corporate expenses, partially offset by decreases as a percentage of net sales in Schuh Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended November 1, 2014 were $38.6 million compared to $45.8 million for the third quarter ended November 2, 2013. Pretax earnings for the third quarter ended November 1, 2014 included an asset impairment and other charge of $1.0 million, primarily related to network intrusion expenses and retail store asset impairments. Pretax earnings for this year included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the quarter. Pretax earnings also includes $1.0 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the third quarter ended November 2, 2013 included an asset impairment and other charge of $1.5 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. Last year's pretax earnings also included $3.0 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the third quarter ended November 1, 2014 were $28.7 million ($1.21 diluted earnings per share) compared to $27.8 million ($1.18 diluted earnings per share) for the third quarter ended November 2, 2013. The Company recorded an effective income tax rate of 25.6% in the third quarter this year compared to 39.3% in the same period last year. The tax rate for the third quarter of Fiscal 2015 was lower compared to last year's third quarter primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015.

Journeys Group

	Three Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$303,781	$281,093	8.1%
Earnings from operations	$35,047	$32,268	8.6%
Operating margin	11.5%	11.5%

Net sales from Journeys Group increased 8.1% to $303.8 million for the third quarter ended November 1, 2014 compared to $281.1 million for the same period last year. The increase reflects primarily a 6% increase in comparable sales, which includes a 6% increase in same store sales and a 22% increase in comparable direct sales, and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 5% increase in footwear unit sales while the average price per pair of shoes was flat. Journeys Group operated 1,183 stores at the end of the third quarter of Fiscal 2015, including 184 Journeys Kidz stores, 49 Shi by Journeys stores, 113 Underground by Journeys stores and 34 Journeys stores in Canada, compared to 1,161 stores at the end of the third quarter last year, including 166 Journeys Kidz stores, 51 Shi by Journeys stores, 121 Underground by Journeys stores and 30 Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended November 1, 2014 increased 8.6% to $35.0 million compared to $32.3 million for the third quarter ended November 2, 2013. The increase was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting lower markdowns.

Schuh Group

	Three Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$101,959	$92,556	10.2%
Earnings from operations	$3,949	$1,945	103.0%
Operating margin	3.9%	2.1%

Net sales from Schuh Group increased 10.2% to $102.0 million for the third quarter ended November 1, 2014, compared to $92.6 million for the third quarter ended November 2, 2013. The increase reflects primarily a 6% increase in average Schuh stores operated and an increase of $2.9 million in sales due to the appreciation of the British Pound while comparable sales remained flat, reflecting a 2% decrease in same store sales and a 16% increase in comparable direct sales. Schuh Group operated 106 stores, including six Schuh Kids stores, at the end of the third quarter of Fiscal 2015, compared to 97 stores, including four Schuh Kids stores and one concession, at the end of the third quarter of Fiscal 2014.

Schuh Group earnings from operations increased to $3.9 million for the third quarter ended November 1, 2014 compared to $1.9 million for the third quarter ended November 2, 2013. Earnings included $1.0 million in the third quarter of Fiscal 2015 and $3.0 million in the third quarter of Fiscal 2014 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $4.2 million in the third quarter of Fiscal 2015 and $3.9 million in the third quarter of Fiscal 2014 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The increase in earnings from operations was due primarily to increased net sales and decreased expenses as a percentage of net sales, reflecting the decrease in the deferred purchase price obligation expense.

Lids Sports Group

	Three Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$220,038	$199,154	10.5%
Earnings from operations	$8,606	$11,996	(28.3)%
Operating margin	3.9%	6.0%

Net sales from Lids Sports Group increased 10.5% to $220.0 million for the third quarter ended November 1, 2014, compared to $199.2 million for the same period last year, reflecting primarily a 7% increase in average Lids Sports Group stores operated, excluding leased departments, and a comparable sales increase of 1%, which includes a 1% increase in same store sales and a 3% increase in comparable direct sales. The sales increase also reflects an 18% increase in Lids Team Sports sales. The comparable sales increase reflects a 5% increase in average price per hat, while comparable store hat units sold were down 3% for the third quarter this year. Lids Sports Group operated 1,377 stores at the end of the third quarter of Fiscal 2015, including 117 Lids stores in Canada, 246 Lids Locker Room and Clubhouse stores, which includes 37 Locker Room stores in Canada, and 190 Locker Room by Lids leased departments in Macy's, compared to 1,114 stores at the end of the third quarter last year, including 101 Lids stores in Canada, 170 Lids Locker Room and Clubhouse stores and 24 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations for the third quarter ended November 1, 2014 decreased 28.3% to $8.6 million compared to $12.0 million for the third quarter ended November 2, 2013. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, especially in the Locker Room and Clubhouse stores, and increased shipping and warehouse expense, and to increased expenses as a percentage of net sales, due primarily to increased occupancy expenses driven by square footage growth of more than 20% from last year primarily from growth in Locker Room stores and increased selling salaries. Earnings from operations for the third quarter this year were also down due to lower margins as a percentage of net sales in the Lids Team Sports business and increased expenses as a percentage of net sales due to salesman growth in Lids Team Sports.

Johnston & Murphy Group

	Three Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$65,965	$61,689	6.9%
Earnings from operations	$4,505	$4,833	(6.8)%
Operating margin	6.8%	7.8%

Johnston & Murphy Group net sales increased 6.9% to $66.0 million for the third quarter ended November 1, 2014 from $61.7 million for the third quarter ended November 2, 2013, reflecting primarily a 5% increase in average stores operated for Johnston & Murphy retail operations and an 11% increase in Johnston & Murphy wholesale sales, while comparable sales were flat, which includes a 1% increase in same store sales and a 6% decrease in comparable direct sales. Unit sales for the Johnston & Murphy wholesale business increased 13% in the third quarter of Fiscal 2015 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 66.9% of Johnston & Murphy Group's sales in the third quarter this year, down from 68.3% in the third quarter last year. Comparable sales reflected a 2% increase in the average price per pair of shoes for Johnston & Murphy retail operations while footwear unit comparable sales decreased 3%. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2015 included 171 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 165 Johnston & Murphy shops and factory stores, including seven stores in Canada, for the third quarter of Fiscal 2014.

Johnston & Murphy Group earnings from operations for the third quarter ended November 1, 2014 decreased 6.8% to $4.5 million compared to $4.8 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and shipping and warehouse expenses.

Licensed Brands

	Three Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$30,981	$31,630	(2.1)%
Earnings from operations	$3,082	$4,112	(25.0)%
Operating margin	9.9%	13.0%

Licensed Brands' net sales decreased 2.1% to $31.0 million for the third quarter ended November 1, 2014, from $31.6 million for the same period last year, reflecting decreased sales of Dockers Footwear and Chaps Footwear, partially offset by increased sales of SureGrip Footwear. The sales decrease in Dockers Footwear reflects limitations under the Company's wholesale credit policy on sales to a particular customer and this is expected to continue in the fourth quarter this year. Unit sales for Dockers Footwear decreased 4% for the third quarter this year while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings from operations decreased 25.0%, from $4.1 million for the third quarter last year to $3.1 million for the third quarter this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting increased license agreement expense and increases in bonus, shipping and warehouse and advertising expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended November 1, 2014 increased to $8.6 million compared to $8.2 million for the third quarter ended November 2, 2013. Corporate expense in the third quarter this year included a $1.0 million charge in asset impairment and other charges, primarily for network intrusion expenses and retail store asset impairments. Corporate and other expense in the third quarter of Fiscal 2014 included a $1.5 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. The increase in corporate expenses excluding asset impairment and other charges is due to lower bonus reversals and noncash foreign exchange losses from holding Canadian dollar intercompany losses.

Net interest expense decreased 25.1% from $1.2 million in the third quarter last year to $0.9 million for the third quarter this year primarily due to lower average borrowings under the Company's Credit Facility (defined below).

Results of Operations - Nine Months Fiscal 2015 Compared to Fiscal 2014

The Company's net sales in the first nine months ended November 1, 2014 increased 7.4% to $1.97 billion from $1.83 billion in the first nine months ended November 2, 2013, reflecting increased net sales in all of the Company's business segments and a 2% increase in comparable sales. Gross margin increased 6.9% to $976.2 million in the first nine months this year from $913.4 million in the same period last year but decreased as a percentage of net sales from 49.8% to 49.6%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the first nine months this year increased 7.8% from the first nine months last year and increased as a percentage of net sales from 45.3% to 45.5%, reflecting increased expenses in

Journeys Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreased expenses in Schuh Group and Corporate expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months ended November 1, 2014 were $70.9 million compared to $84.9 million for the first nine months ended November 2, 2013. Pretax earnings for the first nine months ended November 1, 2014 included asset impairment and other charges of $1.3 million primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Pretax earnings for this year included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the quarter. Pretax earnings also include $6.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for the first nine months ended November 2, 2013 included an asset impairment and other gain of ($4.3) million, primarily for a gain on lease termination, partially offset by retail store asset impairments, network intrusion expenses and other legal matters. Last year's pretax earnings also included $8.7 million in expenses related to the deferred purchase price obligation related to the Schuh acquisition.

Net earnings for the first nine months ended November 1, 2014 were $47.3 million ($2.00 diluted earnings per share) compared to $50.5 million ($2.14 diluted earnings per share) for the first nine months ended November 2, 2013. The Company recorded an effective income tax rate of 32.9% in the first nine months this year compared to 40.2% in the same period last year. This year's tax rate is lower primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015.

Journeys Group

	Nine Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$802,742	$760,707	5.5%
Earnings from operations	$61,544	$56,198	9.5%
Operating margin	7.7%	7.4%

Net sales from Journeys Group increased 5.5% to $802.7 million for the first nine months ended November 1, 2014 compared to $760.7 million for the same period last year. The increase reflects primarily a 4% increase in comparable sales which includes a 4% increase in same store sales and a 23% increase in comparable direct sales, and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the nine months divided by ten). The comparable sales increase reflected a 5% increase in footwear unit sales while the average price per pair of shoes decreased 1%.

Journeys Group earnings from operations for the first nine months ended November 1, 2014 increased 9.5% to $61.5 million compared to $56.2 million for the first nine months ended November 2, 2013. The increase was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting lower markdowns and changes in sales mix.

Schuh Group

	Nine Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$283,005	$242,988	16.5%
Loss from operations	$(1,389)	$(4,131)	66.4%
Operating margin	(0.5)%	(1.7)%

Net sales from the Schuh Group increased 16.5% to $283.0 million for the first nine months ended November 1, 2014, compared to $243.0 million for the first nine months ended November 2, 2013. The increase reflects primarily an 8% increase in average Schuh stores operated and an increase of $18.6 million in sales due to the appreciation of the British Pound. Comparable sales were flat for the first nine months of Fiscal 2015, which includes a 1% decrease in same store sales and an 8% increase in comparable direct sales.

Schuh Group loss from operations was ($1.4) million for the nine months ended November 1, 2014 compared to ($4.1) million for the nine months ended November 2, 2013. The loss included $6.3 million in the first nine months this year and $8.7 million in the first nine months last year in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $8.8 million in the first nine months of Fiscal 2015 and $7.1 million in the first nine months of Fiscal 2014 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decrease in the loss from operations was due primarily to increased sales resulting in leverage in central expenses.

Lids Sports Group

	Nine Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$608,621	$569,515	6.9%
Earnings from operations	$25,217	$35,517	(29.0)%
Operating margin	4.1%	6.2%

Net sales from Lids Sports Group increased 6.9% to $608.6 million for the first nine months ended November 1, 2014, compared to $569.5 million for the same period last year, reflecting primarily a 6% increase in average Lids Sports Group stores operated, excluding leased departments, while comparable sales were flat, reflecting a 1% decrease in same store sales and a 6% increase in comparable direct sales. The sales increase also reflects a 12% increase in Lids Team Sports sales. Comparable sales reflected a 3% decrease in comparable store hat units sold while the average price per hat for the first nine months this year increased 3%.

Lids Sports Group earnings from operations for the first nine months ended November 1, 2014 decreased 29.0% to $25.2 million compared to $35.5 million for the first nine months ended November 2, 2013. The decrease was due to decreased gross margin as a percentage of net sales, reflecting promotional activity and increased shipping and warehouse expenses, and increased expenses as a percentage of net sales, reflecting increased occupancy and selling salaries expenses. In addition, margin was also down as a percentage of net sales in the Lids Team Sports business and expenses were up in Lids Team Sports due to salesman growth which both contributed to lower earnings in the Lids Sports Group.

Johnston & Murphy Group

	Nine Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$184,357	$173,372	6.3%
Earnings from operations	$8,577	$10,432	(17.8)%
Operating margin	4.7%	6.0%

Johnston & Murphy Group net sales increased 6.3% to $184.4 million for the first nine months ended November 1, 2014 from $173.4 million for the first nine months ended November 2, 2013, reflecting primarily a 6% increase in average stores operated for Johnston & Murphy retail operations and a 6% increase in Johnston & Murphy wholesale sales. Comparable sales for Johnston & Murphy retail operations were flat reflecting a 1% increase in same store sales and a 3% decrease in comparable direct sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the first nine months of Fiscal 2015 while the average price per pair of shoes was flat for the same period. Retail operations accounted for 69.3% of Johnston & Murphy Group's sales in the first nine months this year, down from 69.6% in the first nine months last year. Comparable sales reflects a 2% increase in average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales decreased 3%.

Johnston & Murphy Group earnings from operations for the first nine months ended November 1, 2014 decreased 17.8% to $8.6 million compared to $10.4 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting higher markdowns and promotional activity and increased shipping and warehouse expenses, and to increased expenses as a percentage of net sales, due primarily to increased advertising expenses and occupancy costs.

Licensed Brands

	Nine Months Ended
	November 1, 2014	November 2, 2013	% Change
	(dollars in thousands)
Net sales	$87,735	$84,854	3.4%
Earnings from operations	$8,476	$8,504	(0.3)%
Operating margin	9.7%	10.0%

Licensed Brands' net sales increased 3.4% to $87.7 million for the first nine months ended November 1, 2014, from $84.9 million for the same period last year, reflecting an increase in sales of Dockers Footwear and SureGrip Footwear. Unit sales for Dockers Footwear decreased 2% for the first nine months this year while the average price per pair of Dockers shoes increased 4% compared to the same period last year.

Licensed Brands' earnings from operations was flat at $8.5 million for the first nine months this year and last year. The increase in expenses as a percentage of net sales offset the increase in net sales and the increased gross margin as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended November 1, 2014 was $22.1 million compared to $18.3 million expense for the first nine months ended November 2, 2013. Corporate expense in the first nine months this year included a $1.3 million asset impairment and other charge, which included $4.7 million for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a ($3.4) million gain on a lease termination. Corporate and other expense in the first nine months of Fiscal 2014 included an asset impairment and other gain of ($4.3) which included an ($8.3) million gain on a lease termination of a New York City Journeys store, partially offset by $4.0 million for retail store asset impairments, network intrusion expenses and other legal matters. Excluding the adjustments listed above, corporate and other expense decreased primarily due to decreased bonus accruals and professional fees.

Net interest expense decreased 29.5% from $3.4 million in the first nine months last year to $2.4 million for the first nine months this year primarily due to lower average borrowings under the Company's Credit Facility.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 1, 2014	February 1, 2014	November 2, 2013
	(dollars in millions)
Cash and cash equivalents	$38.0	$59.4	$32.3
Working capital	$446.3	$451.3	$459.6
Long-term debt (including current portion)	$115.0	$33.7	$98.0

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $8.9 million in the first nine months of Fiscal 2015 compared to $25.0 million in the first nine months of Fiscal 2014. The $16.1 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in accounts payable of $45.6 million partially offset by a $23.5 million increase in cash flow from changes in inventory. The $45.6 million decrease in cash flow from changes in accounts payable was due to changes in buying patterns and payment terms negotiated with individual vendors. The $23.5 million increase in cash flow from inventory reflects lower seasonal increases in retail inventory compared to the prior year.

The $163.3 million increase in inventories at November 1, 2014 from February 1, 2014 levels reflected increased purchases in most of the Company's business segments to support holiday sales.

Accounts receivable at November 1, 2014 increased by $16.7 million compared to February 1, 2014, due primarily to increased sales in the wholesale businesses.

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

Revolving credit borrowings averaged $11.1 million during the nine months ended November 1, 2014 and $36.2 million during the nine months ended November 2, 2013, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year.

There were $15.5 million of letters of credit outstanding, $52.8 million in UK term loans outstanding and $62.2 million in revolver borrowings outstanding under the Credit Facility at November 1, 2014. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $322.3 million at November 1, 2014. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at November 1, 2014.

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

The Company's contractual obligations at November 1, 2014 decreased approximately 3% from February 1, 2014 due primarily to a decrease in purchase obligations and a decrease in the Schuh deferred purchase price obligation due to the payment made in June of 2014, partially offset by an increase in long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2015 are expected to be approximately $136 million. These include retail capital expenditures of approximately $126 million to open approximately 16 Journeys stores, including four in Canada, 19 Journeys Kidz stores, 13 Schuh stores, including two Schuh Kids stores, eight Johnston & Murphy shops and factory stores and 218 Lids Sports Group stores and leased departments, including 32 Lids stores, with nine stores in Canada, 21 Lids Locker Room and Clubhouse stores and 165 Locker Room by Lids leased departments in Macy's department stores, and to complete approximately 127 major store renovations. The planned amount of capital expenditures in Fiscal 2015 for wholesale operations and other purposes is approximately $10 million, including approximately $1.5 million for corporate new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2015. The approximately $7.8 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during the next twelve months.

The Company had total available cash and cash equivalents of $38.0 million, $59.4 million and $32.3 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively, of which approximately $13.7 million, $39.4 million and $10.9 million was held by the Company's foreign subsidiaries as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 13,159 shares of common stock during the nine months ended November 1, 2014 for $0.9 million. The Company repurchased 337,665 shares of common stock during the nine months ended November 2, 2013 for $20.7 million. The Company has $64.6 million remaining under its current $75.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million for the third quarter of Fiscal 2015 and Fiscal 2014, respectively, and $0.5 million and $0.4 million for the first nine months of Fiscal 2015 and Fiscal 2014, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $52.8 million of outstanding U.K. term loans at a weighted average interest rate of 2.66% as of November 1, 2014. A 100 basis point increase in interest rates would increase annual interest expense by $0.5 million on the $52.8 million term loans. The Company has $62.2 million of outstanding revolver loans at a weighted average interest rate of 1.82% as of November 1, 2014. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $62.2 million revolver loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at November 1, 2014. As a result, the Company considers the interest rate market risk implicit in these investments at November 1, 2014 to be low.

Intercompany Canadian Dollar Notes Payable - During the third quarter of Fiscal 2015, the Company loaned its Canadian subsidiary $31.2 million Canadian dollars for an acquisition. That, combined with funds previously loaned to make another Canadian acquisition in the fourth quarter last year and to support growth initiatives, has brought the total Canadian dollar loans to $48.4 million as of November 1, 2014. Historically, the Company has not hedged its exposure to the intercompany loans due to the expectation that new store growth would be supported by increased cash flow generated by the profits of the Canadian operations. However, the intercompany loans related to the recent acquisitions are of a longer term nature since they were made to capture market share and enter new markets. The Company is exploring ways to reduce its risk due to currency fluctuations on its intercompany loans through the combination of borrowing funds in Canada or by hedging its exposure. At the current intercompany loan balance, a one percent change in the Canadian dollar exchange rate would increase or decrease earnings by $0.4 million.

Accounts Receivable - The Company's accounts receivable balance at November 1, 2014 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7%, while no other customer accounted for more than 5% of the Company's total trade receivables balance as of November 1, 2014. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Summary - Based on the Company's overall market interest rate exposure at November 1, 2014, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2015 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the nine months ended November 1, 2014 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of November 1, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

August 2014
8-3-14 to 8-30-14	—	$—	—	$—

September 2014
8-31-14 to 9-27-14	—	$—	—	$—

October 2014
9-28-14 to 11-1-14	13,159	$71.91	13,159	$64,596

Share repurchases were made pursuant to the share repurchase program described under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expects to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

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
Date: December 11, 2014