Form 10-K
period 2015-01-31
GENESCO INC
filed 2015-04-01
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,838,000,000. The market value calculation was determined using a per share price of $76.27, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 13, 2015, 24,033,954 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 25, 2015 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”) is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2015 of $2.86 billion. During Fiscal 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (c) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, (d) e-commerce operations and (e) an athletic team dealer business operating as Lids Team Sports; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.
At January 31, 2015, the Company operated 2,824 retail footwear, headwear and sports apparel and accessory stores and leased departments located primarily throughout the United States and in Puerto Rico, but also including 154 headwear and sports apparel and accessory stores and 42 footwear stores in Canada and 108 footwear stores in the United Kingdom and the Republic of Ireland. It currently plans to open a total of approximately 116 new retail stores and to close approximately 34 retail stores in Fiscal 2016. At January 31, 2015, Journeys Group operated 1,182 stores, including 189 Journeys Kidz, 49 Shi by Journeys and 110 Underground by Journeys; Schuh Group operated 108 stores; Lids Sports Group operated 1,364 stores, including 932 Lids stores, 242 Lids Locker Room and Clubhouse stores and 190 Locker Room by Lids leased departments, and Johnston & Murphy Group operated 170 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores and leased departments during the five most recent fiscal years:

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Retail Stores
Beginning of year	2,276	2,309	2,387	2,459	2,568
Opened during year	53	70	104	183	273
Acquired during year	58	85	33	15	56
Closed during year	(78)	(77)	(65)	(89)	(73)
End of year	2,309	2,387	2,459	2,568	2,824

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear to over 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2015”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 31, 2015). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 41% of the Company’s net sales in Fiscal 2015. For Fiscal 2015, same store sales increased 7%, comparable direct sales increased 30% and comparable sales, including both store and direct sales, increased 8% from the prior fiscal year. Operating income attributable to Journeys Group was $114.8 million in Fiscal 2015, with an operating margin of 9.7%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group.
At January 31, 2015, Journeys Group operated 1,182 stores, including 189 Journeys Kidz stores, 49 Shi by Journeys stores and 110 Underground by Journeys stores averaging approximately 1,900 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. In Fiscal 2015, the Journeys Group added 14 net new stores and plans to open approximately 36 net new stores in Fiscal 2016.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 32% of the Company’s net sales in Fiscal 2015. For Fiscal 2015, same store sales increased 1%, comparable direct sales increased 14% and comparable sales, including both store and direct sales, increased 2% from the prior fiscal year. Operating income attributable to Lids Sports Group was $49.0 million in Fiscal 2015, with an operating margin of 5.4%.
At January 31, 2015, Lids Sports Group operated 1,364 stores, including 932 Lids stores, 242 Lids Locker Room and Clubhouse stores and 190 Locker Room by Lids leased departments, averaging approximately 1,175 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 231 net new stores and leased departments in Fiscal 2015, including 56 acquired stores and 165 Locker Room by Lids leased departments in Macy's department stores, and plans to open 17 net new stores in Fiscal 2016.
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

Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2015. For Fiscal 2015, same store sales decreased 1%, comparable direct sales increased 12% and comparable sales, including both store and direct sales, increased 1%. Operating income attributable to Schuh Group was $10.1 million in Fiscal 2015, with an operating margin of 2.5%. Operating income for Schuh included $7.3 million in compensation expense related to a deferred purchase price obligation in connection with the Company's acquisition of Schuh during Fiscal 2012.
At January 31, 2015, Schuh Group operated 102 Schuh stores, averaging approximately 4,975 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland. Schuh Group opened its first Schuh Kids store in Fiscal 2013. As of January 31, 2015, Schuh Group operated six Schuh Kids stores averaging 2,675 square feet. Schuh Group opened nine net new stores in Fiscal 2015 and plans to open approximately 21 net new Schuh and Schuh Kids stores in Fiscal 2016. Schuh stores target men and women in the 15 to 30 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and e-commerce operations and wholesale distribution, accounted for approximately 9% of the Company’s net sales in Fiscal 2015. Same store sales for Johnston & Murphy retail operations increased 1%, comparable direct sales decreased 1% and comparable sales, including both store and direct sales, increased 1% for Fiscal 2015. Operating income attributable to Johnston & Murphy Group was $14.9 million in Fiscal 2015, with an operating margin of 5.7%. All of the Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 31, 2015, Johnston & Murphy operated 170 retail shops and factory stores throughout the United States and in Canada averaging approximately 1,850 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Total footwear accounted for 64% of total Johnston & Murphy retail sales in Fiscal 2015, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added two net new shops and factory stores and plans to open approximately eight net new shops and factory stores in Fiscal 2016.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department and independent specialty stores. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195. Additionally, the Company offers the Trask brand, with men's and women's footwear and leather accessories offered primarily through better independent retailers and department stores, an e-commerce website and catalog. Suggested retail prices for Trask footwear range from $195 to $495.
Licensed Brands
The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2015. Operating income attributable to Licensed Brands was $10.5 million in Fiscal 2015, with an operating margin of 9.5%. Licensed Brands sales include footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses”. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip Footwear line of slip-resistant, occupational footwear within the Licensed Brands segment from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8, "Financial Statement and Supplementary Data" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Dominican Republic, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Netherlands, Pakistan, Peru, Taiwan and Vietnam. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.
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
Licenses
The Company owns its Johnston & Murphy®, H.S. Trask®, Keuka® and SureGrip® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement, as amended, expires on November 30, 2015, subject to extension for an additional 3-year term if certain conditions are met. The Company has given notice as required by the license agreement to renew the license for an additional three-year term expiring November 30, 2018. Net sales of Dockers products were approximately $82 million in Fiscal 2015 and approximately $85 million in Fiscal 2014. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2015.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 28, 2015, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $56.3 million, compared to approximately $57.4 million on March 1, 2014. The backlog is somewhat seasonal, reaching a peak in spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 27,325 employees at January 31, 2015, approximately 120 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 17,325 of the Company’s employees were part-time.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year.
Properties
At January 31, 2015, the Company operated 2,824 retail footwear, headwear and sports apparel and accessory stores and leased departments throughout the United States and in Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom and the Republic of Ireland typically have terms of between 10 and 15 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse	320,000
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and administrative offices	311,600
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	*
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and manufacturing	271,825
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse and administrative offices	195,080
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Lake Katrine, NY	Leased	Lids Sports Group	Distribution warehouse and administrative offices	73,000
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Nashville, TN	Leased	Lids Sports Group	Distribution warehouse and administrative offices	43,388
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouses	38,322
Indianapolis, IN	Leased	Lids Sports Group	Administrative offices	17,217

*	The Company occupies approximately 85% of the building and subleases the remainder of the building.

The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The lease on the Indianapolis office expires in January 2016. The Company believes that all leases of properties that are material to its operations may be renewed, or that alternative properties are available, on terms not materially less favorable to the Company than existing leases.
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

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, decreasing sales and making expense leverage difficult to achieve. Demand can also be influenced by other factors beyond our control. For example, sales in the Lids Sports Group segment have historically been affected by developments in team sports, and could be adversely impacted by player strikes or other interruptions, as well as by the performance and reputation of certain teams and players.
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
The majority of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion, consumer taste, or other drivers of demand, including the performance and popularity of individual sports teams and athletes. Failure to continue to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.
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
Our performance depends in part on general economic conditions affecting all countries in which we do business. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, there can be no assurance that Schuh's or our Canadian operations' future performance will not be adversely affected by economic conditions in their markets.
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
▪problems with oceanic shipping, including shipping container shortages and delays in ports;
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
A small portion of the products we buy abroad are priced in foreign currencies and, therefore, we are affected by fluctuating currency exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to effectively protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. Even dollar-denominated foreign purchases may be affected by currency fluctuations, as suppliers seek to reflect appreciation in the local currency against the dollar in the price of the products that they provide. You should read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and hedging activities.
Increased operating costs could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, and other expense items, may reduce our operating margin and, by making it more difficult to identify new store locations that we believe will meet our investment return requirements, slow our growth.
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
Acquisitions have been a component of the Company’s growth strategy in recent years and we expect that we may continue to engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts, causing lower than expected earnings and cash flow and potentially requiring impairment of goodwill. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of, or liabilities associated with, the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.
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

Additionally, the results we expect to achieve during each fiscal quarter are dependent upon opening new stores on schedule. If we fall behind, we will lose expected sales and earnings between the planned opening date and the actual opening and may further complicate the logistics of opening stores, possibly resulting in additional delays, seasonally inappropriate product assortments, and other undesirable conditions.
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
Changes in our effective income tax rate could adversely affect our net earnings.
A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.

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

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $296.9 million of goodwill on its Consolidated Balance Sheets at January 31, 2015, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test if necessary, that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $18.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.5 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.5 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $18.0 million, the Company does not believe that any impairment charge related thereto would be material; however, there can be no assurance that any future goodwill impairment will not have a material adverse effect on the Company's financial position.

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
See Item 1, Business — Properties.

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters

New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in site chemical oxidation and estimated the present cost of the remediation at approximately $10.7 million.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

The Village of Garden City, New York (the "Village"), has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village has estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.1 million as of January 31, 2015, $11.9 million as of February 1, 2014 and $11.9 million as of February 2, 2013. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $2.8 million reflected in Fiscal 2015, $0.5 million reflected in Fiscal 2014 and $0.8 million reflected in Fiscal 2013. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleged that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and sought to recover unpaid wages, liquidated damages, statutory penalties, attorney's fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions were consolidated. The parties reached agreement on a settlement, and the court granted final approval of the settlement on September 5, 2014.

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

Robert J. Dennis, 61, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

Mimi Eckel Vaughn, 48, Senior Vice President - Finance and Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Jonathan D. Caplan, 61, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

James C. Estepa, 63, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing the Company's former Underground Station segment.

Kenneth J. Kocher, 49, Senior Vice President. Mr. Kocher joined Hat World in 1997 as chief financial officer and was named president in October 2005. He was named senior vice president of the Company in October 2006 in addition to continuing his role as president of Hat World. Prior to joining Hat World, he served as a controller with several companies and was a certified public accountant with Edie Bailley, a public accounting firm.

Roger G. Sisson, 51, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996. Mr. Sisson was named vice president in November 2003. He was named senior vice president in October 2006.

Parag D. Desai, 40, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Prior to joining McKinsey, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Paul D. Williams, 60, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 50, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
Fiscal Year ended February 1

	High	Low
2014 1st Quarter	$64.39	$56.87
2nd Quarter	75.84	61.79
3rd Quarter	73.45	60.03
4th Quarter	79.32	65.70

Fiscal Year ended January 31

	High	Low
2015 1st Quarter	$80.52	$68.52
2nd Quarter	82.98	70.87
3rd Quarter	89.58	71.24
4th Quarter	82.89	69.53

There were approximately 2,575 common shareholders of record on March 13, 2015.
The Company has not paid cash dividends in respect of its Common Stock since 1973. The Company’s ability to pay cash dividends in respect of its common stock is subject to various restrictions. See Notes 6 and 8 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for information regarding restrictions on dividends and redemptions of capital stock.
Recent Sales of Unregistered Securities
None.

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

November 2014
11-2-14 to 11-29-14	—	$—	—	$—

December 2014
11-30-14 to 12-27-14	51,550	$71.55	51,550	$60,907

January 2015
12-28-14 to 1-31-15	—	$—	—	$—

Share repurchases were made pursuant to the share repurchase program described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

Equity Compensation Plan Information

Refer to Part III, Item 12.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data, financial statistics and other data	Fiscal Year End
	2015	2014	2013	2012	2011
Results of Operations Data
Net sales	$2,859,844	$2,624,972	$2,604,817	$2,291,987	$1,789,839
Depreciation and amortization	74,326	67,135	63,697	53,737	47,738
Earnings from operations	167,266	163,435	169,863	161,485	87,228
Earnings from continuing operations before income taxes	156,989	158,860	164,832	156,393	86,106
Earnings from continuing operations	99,373	92,982	112,897	93,451	55,244
Provision for discontinued operations, net	(1,648)	(329)	(462)	(1,025)	(1,336)
Net earnings	$97,725	$92,653	$112,435	$92,426	$53,908
Per Common Share Data
Earnings from continuing operations
Basic	$4.23	$3.99	$4.78	$3.89	$2.30
Diluted	4.19	3.94	4.69	3.83	2.27
Discontinued operations
Basic	(0.07)	(0.01)	(0.02)	(0.05)	(0.06)
Diluted	(0.07)	(0.02)	(0.01)	(0.04)	(0.05)
Net earnings
Basic	4.16	3.98	4.76	3.84	2.24
Diluted	4.12	3.92	4.68	3.79	2.22
Balance Sheet and Cash Flow Data
Total assets	$1,583,087	$1,439,284	$1,326,072	$1,229,761	$960,507
Long-term debt	29,155	33,730	50,682	40,704	—
Non-redeemable preferred stock	1,274	1,305	3,924	4,957	5,183
Common equity	995,533	914,885	817,936	721,774	620,038
Capital expenditures	103,111	98,456	71,737	49,456	29,299
Financial Statistics
Earnings from operations as a percent of net sales	5.8%	6.2%	6.5%	7.0%	4.9%
Book value per share (common equity divided by common shares outstanding)	$41.43	$38.25	$34.09	$29.74	$26.19
Working capital (in thousands)	$441,742	$451,297	$407,073	$291,990	$279,595
Current ratio	2.1	2.5	2.5	2.0	2.2
Percent long-term debt to total capitalization	2.8%	3.5%	5.8%	5.3%	—%
Other Data (End of Year)
Number of retail outlets*	2,824	2,568	2,459	2,387	2,309
Number of employees	27,325	22,250	22,700	21,475	15,200

*
Includes 165 and 26 Locker Room by Lids leased departments in Macy's stores in Fiscal 2015 and 2014, respectively, 75 Schuh stores and concessions added in Fiscal 2012 that were acquired June 23, 2011 and 48 Sports Avenue stores added in Fiscal 2011 that were acquired October 8, 2010.

Reflected in earnings from continuing operations for Fiscal 2012 was $7.4 million in acquisition related expenses.
Reflected in earnings from continuing operations for Fiscal 2015, 2014, 2013, 2012 and 2011 were asset impairment and other charges of $2.3 million, $1.3 million, $17.0 million, $2.7 million and $8.6 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
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

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, "Business", include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward-looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses, the effectiveness of our omnichannel initiatives, the timing and effectiveness of plans to improve the performance of Lids Sports Group, weakness in the consumer economy, competition in the Company’s markets, inability of customers to obtain credit, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the possibility of increases in the minimum wage and other factors tending to increase operating costs, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base, changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons, the effects of storms and other weather-related disruptions, and the performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes that may affect period-to-period comparisons in the Company's Lids Sports Group retail business. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems and the cost and outcome of litigation, investigations and environmental matters involving the Company. For a discussion of additional risk factors, see Item 1A, Risk Factors.
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at January 31, 2015, the Company operated 2,824 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,000 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,825 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Journeys Group operates 35 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,975 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of January 31, 2015, the Company has opened six Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,675 square feet. The Schuh Group also sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,750 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 154 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of January 31, 2015, the Company had opened 190 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States and in Canada. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of January 31, 2015, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct -to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.
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
To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its first Schuh Kids store in Scotland during the third quarter of Fiscal 2013. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as perisitent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 8.9% during Fiscal 2015 compared to Fiscal 2014. The increase reflected a 9% increase in Journeys Group sales, a 10% increase in Lids Sports Group sales, a 12% increase in Schuh Group sales and a 6% increase in Johnston & Murphy Group sales, while Licensed Brands sales remained flat for the year. Gross margin decreased as a percentage of net sales from 49.5% in Fiscal 2014 to 49.0% in Fiscal 2015, reflecting gross margin decreases in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin in Journeys Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales from 43.2% in Fiscal 2014 to 43.0% in Fiscal 2015, reflecting decreased expenses in Journeys Group and Schuh Group, partially offset by increased expenses in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. Earnings from operations decreased as a percentage of net sales from 6.2% in Fiscal 2014 to 5.8% in Fiscal 2015, reflecting decreased earnings in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by improved earnings from operations in Journeys Group and Schuh Group.

Significant Developments

Indemnification Asset Write-off
During the third quarter of Fiscal 2015, the Company recorded a pretax charge of $7.1 million for the write-off of an indemnification asset related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015.

Change in EVA Incentive Plan
Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year were retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance and historically were subject to forfeiture if the participant voluntarily resigns from employment with the Company. As a result, the bonus awards were subject to service conditions that resulted in recognition of expense over the period of service by the respective employee. During the first quarter of Fiscal 2015, the Company amended the plan to remove the future service requirement for the payment of the retained bonuses. As a result, the bonus expense that would have been deferred under the previous plan terms is now recognized in the first year of service. The Company recorded a $5.7 million charge to earnings in the first quarter of Fiscal 2015 in connection with the amendment related to bonus amounts previously deferred to future years.

Acquisitions
During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. In Fiscal 2014 and 2013, the Company completed other acquisitions of primarily small retail chains for a total purchase price of $13.6 million and $23.8 million, respectively. The stores and wholesale business acquired are operated within the Lids Sports Group.

Network Intrusion
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. The Company does not currently expect any future claims in connection with the intrusion to have a material adverse effect on its financial condition, cash flows, or results of operations.
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $2.3 million in Fiscal 2015, including $3.1 million for network intrusion expenses, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

The Company recorded a pretax charge to earnings of $1.3 million in Fiscal 2014, including $3.3 million for network intrusion expenses, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination, partially offset by an $(8.3) million gain on the lease termination of a New York City Journeys store.
The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was $10.7 million for Fiscal 2015, compared to an expected return of $6.1 million. The discount rate used to measure benefit obligations decreased from 4.40% to 3.55% in Fiscal 2015. As a result of the decrease in the discount rate and a change in the mortality table, partially offset by better than expected asset returns, the pension liability reflected in the Consolidated Balance Sheets increased to $22.2 million compared to $9.2 million at the end of Fiscal 2014. There was an increase in the pension liability adjustment of $6.3 million (net of tax) in accumulated other comprehensive income in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations
In Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded an additional charge to earnings of $2.7 million ($1.6 million net of tax), $0.5 million ($0.3 million net of tax) and $0.8 million ($0.5 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Notes 3 and 13 to the Consolidated Financial Statements.

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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.5 million at January 31, 2015.
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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $18.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.5 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.5 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount. Since the maximum non-cash goodwill impairment charge would be $18.0 million, the Company does not believe that any impairment charge related thereto would be material.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $2.8 million reflected in Fiscal 2015, $0.5 million reflected in Fiscal 2014 and $0.8 million reflected in Fiscal 2013. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 31, 2015, the Company had a deferred tax valuation allowance of $4.4 million.
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
The Company recorded an effective income tax rate of 36.7% for Fiscal 2015 compared to 41.5% for Fiscal 2014. The tax rate for Fiscal 2015 was lower primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during Fiscal 2015.
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
The Company recognizes pension expense on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 6.75%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2015, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 3.55%, 4.40% and 4.00% for Fiscal 2015, 2014 and 2013, respectively. The discount rate at January 31, 2015 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2015, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.5 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.5 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $5.4 million and the accumulated benefit obligation would have decreased by $5.4 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $5.9 million and the accumulated benefit obligation would have increased by $5.9 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2015, the Company had unrecognized actuarial losses of $37.5 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately six years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $2.6 million, $4.4 million and $4.3 million in Fiscal 2015, 2014 and 2013, respectively. The Company’s pension expense is expected to increase in Fiscal 2016 by approximately $1.8 million due to a larger actuarial loss to be amortized, resulting from a lower discount rate and mortality table update. The increase in expense is partially offset by a reduction in the interest cost from the lower discount rate.
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

Results of Operations—Fiscal 2015 Compared to Fiscal 2014
The Company’s net sales for Fiscal 2015 increased 8.9% to $2.86 billion from $2.62 billion in Fiscal 2014. The increase in net sales was a result of increased sales across all of the Company's business segments. Gross margin increased 7.8% to $1.40 billion in Fiscal 2015 from $1.30 billion in Fiscal 2014, but decreased as a percentage of net sales from 49.5% in Fiscal 2014 to 49.0% in Fiscal 2015, primarily reflecting decreased gross margin as a percentage of net sales in the Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in Fiscal 2015 increased 8.5% from Fiscal 2014 but decreased as a percentage of net sales from 43.2% to 43.0%, primarily reflecting expense decreases in Journeys Group and Schuh Group, partially offset by increased expenses in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2015 were $157.0 million, compared to $158.9 million for Fiscal 2014. Pretax earnings for Fiscal 2015 included asset impairment and other charges of $2.3 million, including $3.1 million for expenses related to the computer network intrusion announced in December 2010, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $3.4 million gain on a lease termination. Pretax earnings for Fiscal 2015 also included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the year and $7.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for Fiscal 2014 included asset impairment and other charges of $1.3 million, including $3.3 million for expenses related to the computer network intrusion announced in December 2010, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination partially offset by an $(8.3) million gain on the lease termination of a New York City Journeys store. Pretax earnings for Fiscal 2014 also include $11.7 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.
Net earnings for Fiscal 2015 were $97.7 million ($4.12 diluted earnings per share) compared to $92.7 million ($3.92 diluted earnings per share) for Fiscal 2014. Net earnings for Fiscal 2015 included a $1.6 million ($0.07 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2014 included a $0.3 million ($0.02 diluted loss per share)

charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective federal income tax rate of 36.7% for Fiscal 2015 compared to 41.5% for Fiscal 2014. The tax rate for Fiscal 2015 was lower primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2015	2014
	(dollars in thousands)
Net sales	$1,179,476	$1,082,241	9.0%
Earnings from operations	$114,784	$97,377	17.9%
Operating margin	9.7%	9.0%

Net sales from Journeys Group increased 9.0% to $1.18 billion for Fiscal 2015 from $1.08 billion for Fiscal 2014. The increase reflects primarily an 8% increase in comparable sales which includes a 7% increase in same store sales and a 30% increase in comparable direct sales, and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). The comparable store sales increase reflected a 6% increase in footwear unit comparable sales while the average price per pair of shoes remained flat. The store count for Journeys Group was 1,182 stores at the end of Fiscal 2015, including 189 Journeys Kidz stores, 49 Shi by Journeys stores, 110 Underground by Journeys stores and 35 Journeys stores in Canada, compared to 1,168 stores at the end of Fiscal 2014, including 174 Journeys Kidz stores, 50 Shi by Journeys stores, 117 Underground by Journeys stores and 31 Journeys stores in Canada.
Journeys Group earnings from operations for Fiscal 2015 increased 17.9% to $114.8 million, compared to $97.4 million for Fiscal 2014. The increase in earnings from operations was primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting lower markdowns, and to decreased expenses as a percentage of net sales, reflecting positive leverage from positive comparable sales.
Schuh Group

	Fiscal Year Ended		% Change
	2015	2014
	(dollars in thousands)
Net sales	$406,947	$364,732	11.6%
Earnings from operations	$10,110	$3,063	230.1%
Operating margin	2.5%	0.8%

Net sales from the Schuh Group increased 11.6% to $406.9 million for Fiscal 2015, compared to $364.7 million for Fiscal 2014. The sales increase reflects primarily a 7% increase in average stores operated, an increase of $12.2 million in sales due to the appreciation of the British Pound and a 1% increase in comparable sales which includes a 1% decrease in same store sales and a 12% increase in comparable direct sales. Schuh Group operated 108 stores, including six Schuh Kids stores at the end of Fiscal 2015 compared to 99 stores, including four Schuh Kids stores at the end of Fiscal 2014.
Schuh Group earnings from operations increased to $10.1 million in Fiscal 2015 compared to $3.1 million for Fiscal 2014. Earnings included $7.3 million for Fiscal 2015 and $11.7 million for Fiscal 2014 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $11.8 million for Fiscal 2015 and $13.1 million for Fiscal 2014 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The increase in earnings from operations was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting the decreases in deferred purchase price expense and contingent bonus expense referred to above. The decrease in expense more than offset the decreased gross margin as a percentage of net sales, which reflected increased shipping and warehouse expense and increased markdowns.

Lids Sports Group

	Fiscal Year Ended		% Change
	2015	2014
	(dollars in thousands)
Net sales	$902,661	$820,996	9.9%
Earnings from operations	$48,970	$63,748	(23.2)%
Operating margin	5.4%	7.8%

Net sales from the Lids Sports Group increased 9.9% to $902.7 million for Fiscal 2015 from $821.0 million for Fiscal 2014. The increase primarily reflects a 6% increase in average Lids Sports Group stores operated, excluding leased departments, and a 2% increase in comparable sales, reflecting a 1% increase in same store sales and a 14% increase in comparable direct sales for Fiscal 2015. The comparable sales increase reflected a 2% increase in comparable store hat units sold while the average price per hat remained flat. Lids Sports Group operated 1,364 stores at the end of Fiscal 2015, including 117 Lids stores in Canada, 242 Lids Locker Room and Clubhouse stores, which include 37 Locker Room stores in Canada, and 190 Locker Room by Lids leased departments at Macy's, compared to 1,133 stores at the end of Fiscal 2014, including 110 Lids stores in Canada and 177 Lids Locker Room and Clubhouse stores, and 26 Locker Room by Lids leased departments at Macy's.
Lids Sports Group earnings from operations for Fiscal 2015 decreased 23.2% to $49.0 million compared to $63.7 million for Fiscal 2014. The decrease in operating income was primarily due to decreased gross margin as a percentage of net sales, reflecting promotional activity, increased shipping and warehouse expenses and changes in sales mix, and to increased expenses as a percentage of net sales, primarily reflecting increased occupancy and central expenses to support growth initiatives.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2015	2014
	(dollars in thousands)
Net sales	$259,675	$245,941	5.6%
Earnings from operations	$14,856	$17,638	(15.8)%
Operating margin	5.7%	7.2%

Johnston & Murphy Group net sales increased 5.6% to $259.7 million for Fiscal 2015 from $245.9 million for Fiscal 2014. The increase reflected primarily a 5% increase in average stores operated for Johnston & Murphy retail operations, a 1% increase in comparable sales which includes a 1% increase in same store sales and a 1% decrease in comparable direct sales, and a 4% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 3% in Fiscal 2015 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 71.8% of the Johnston & Murphy Group's sales in Fiscal 2015, down slightly from 71.9% in Fiscal 2014. The comparable sales increase in Fiscal 2015 reflects a 3% increase in the average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales decreased 3%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2015 included 170 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 168 Johnston & Murphy shops and factory stores, including seven stores in Canada, at the end of Fiscal 2014.
Johnston & Murphy earnings from operations for Fiscal 2015 decreased 15.8% to $14.9 million from $17.6 million for Fiscal 2014, primarily due to decreased gross margin as a percentage of net sales, reflecting higher markdowns and increased shipping and warehouse expenses, and to increased expenses as a percentage of net sales, due primarily to increased advertising expenses, occupancy costs and selling salaries.

Licensed Brands

	Fiscal Year Ended		% Change
	2015	2014
	(dollars in thousands)
Net sales	$110,115	$109,780	0.3%
Earnings from operations	$10,459	$10,614	(1.5)%
Operating margin	9.5%	9.7%

Licensed Brands’ net sales increased 0.3% to $110.1 million for Fiscal 2015 from $109.8 million for Fiscal 2014. The small sales increase reflects an increase in sales of SureGrip Footwear mostly offset by decreased sales of Dockers Footwear. Unit sales for Dockers Footwear decreased 6% for Fiscal 2015, while the average price per pair of shoes increased 4% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2015 decreased 1.5%, from $10.6 million for Fiscal 2014 to $10.5 million, primarily due to increased expenses as a percentage of net sales, reflecting license agreement expense and increased compensation and depreciation expenses.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2015 was $31.9 million compared to $29.0 million for Fiscal 2014. Corporate expense in Fiscal 2015 included $2.3 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Corporate expense in Fiscal 2014 included $1.3 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments, other legal matters and a lease termination, partially offset by a gain on another lease termination. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus expense as a result of the reversal of bonus accruals last year.
Net interest expense decreased 29.5% from $4.6 million in Fiscal 2014 to $3.2 million in Fiscal 2015 primarily due to lower average borrowings under the Company's Credit Facility.

Results of Operations—Fiscal 2014 Compared to Fiscal 2013
The Company’s net sales for Fiscal 2014 (52 weeks) increased 0.8% to $2.62 billion from $2.60 billion in Fiscal 2013 (53 weeks). The increase in net sales was a result of increased sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, offset by decreased sales in Journeys and Schuh Groups. Net sales for Fiscal 2013 included an estimated $35.2 million of sales due to the fifty-third week. Gross margin was flat at $1.30 billion, but decreased as a percentage of net sales from 49.9% in Fiscal 2013 to 49.5% in Fiscal 2014, primarily reflecting decreased gross margin as a percentage of net sales in the Schuh Group, Lids Sports Group and Licensed Brands, offset slightly by increased gross margin as a percentage of net sales in the Journeys and Johnston & Murphy Groups. Selling and administrative expenses in Fiscal 2014 increased 2.0% from Fiscal 2013 and increased as a percentage of net sales from 42.7% in Fiscal 2013 to 43.2% in Fiscal 2014, primarily reflecting expense increases in all the Company's business segments except Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2014 were $158.9 million, compared to $164.8 million for Fiscal 2013. Pretax earnings for Fiscal 2014 included asset impairment and other charges of $1.3 million, including $3.3 million for expenses related to the computer network intrusion announced in December 2010, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination partially offset by an $(8.3) million gain on the lease termination of a New York City Journeys store. Pretax earnings for Fiscal 2013 included asset impairment and other charges of $17.0 million, including $15.5 million for expenses related to the computer network intrusion, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
Net earnings for Fiscal 2014 were $92.7 million ($3.92 diluted earnings per share) compared to $112.4 million ($4.68 diluted earnings per share) for Fiscal 2013. Net earnings for Fiscal 2014 included a $0.3 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2013 included a $0.5 million ($0.01 diluted loss per share)

charge to earnings (net of tax) primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective federal income tax rate of 41.5% for Fiscal 2014 compared to 31.5% for Fiscal 2013. Fiscal 2013's lower effective tax rate reflects the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions. See Note 9 to the Consolidated Financial Statements for additional information.
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
Schuh Group earnings from operations were $3.1 million for Fiscal 2014 compared to $11.2 million for Fiscal 2013. Earnings included $11.7 million for Fiscal 2014 and $12.1 million for Fiscal 2013 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. Earnings also included $13.1 million for Fiscal 2014 and $15.8 million for Fiscal 2013 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The decreases in deferred purchase price expense and contingent bonus expense in Fiscal 2014 were offset by decreased gross margin and negative leverage from the negative comparable sales. The decreased gross margin reflected increased promotional activity and changes in product mix.

Lids Sports Group

	Fiscal Year Ended		% Change
	2014	2013
	(dollars in thousands)
Net sales	$820,996	$791,255	3.8%
Earnings from operations	$63,748	$82,867	(23.1)%
Operating margin	7.8%	10.5%

Net sales from the Lids Sports Group increased 3.8% to $821.0 million for Fiscal 2014 from $791.3 million for Fiscal 2013. The increase primarily reflects a 6% increase in average Lids Sports Group stores operated. Same store sales decreased 1%, comparable direct sales increased 26% and comparable sales, including both store and direct sales, were flat for Fiscal 2014. The same store sales decrease reflected a 2% decrease in comparable store hat units sold while average price per hat was flat. Lids Sports Group operated 1,133 stores at the end of Fiscal 2014, including 110 Lids stores in Canada, 177 Lids Locker Room and Clubhouse stores and 26 Locker Room by Lids leased departments at Macy's, compared to 1,053 stores at the end of Fiscal 2013, including 98 Lids stores in Canada and 144 Lids Locker Room and Clubhouse stores.
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

Johnston & Murphy Group net sales increased 10.9% to $245.9 million for Fiscal 2014 from $221.9 million for Fiscal 2013. The increase reflected primarily a 7% increase in same store sales, a 15% increase in comparable direct sales and an 8% increase in comparable sales, including both store and direct sales, an 8% increase in Johnston & Murphy wholesale sales, a 5% increase in average stores operated for Johnston & Murphy retail operations and additional sales for the then-recent relaunched Trask brand. Unit sales for the Johnston & Murphy wholesale business increased 8% in Fiscal 2014, while the average price per pair of shoes was flat for the same period. Retail operations accounted for 71.9% of the Johnston & Murphy Group's sales in Fiscal 2014, up from 71.7% in Fiscal 2013. The comparable sales increase in Fiscal 2014 reflects a 5% increase in the average price per pair of shoes for Johnston & Murphy retail operations, primarily associated with increased sales of higher-priced dress shoes and increased prices in the casual lines and footwear unit comparable sales increased 3%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2014 included 168 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 157 Johnston & Murphy shops and factory stores, including five stores in Canada, at the end of Fiscal 2013.
Johnston & Murphy earnings from operations for Fiscal 2014 increased 12.4% to $17.6 million from $15.7 million for Fiscal 2013, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting increased initial margins, partially offset by increased expenses as a percentage of net sales, due primarily to expenses associated with the relaunch of the Trask brand.

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
Net interest expense decreased 9.5% from $5.1 million in Fiscal 2013 to $4.6 million in Fiscal 2014 primarily due to lower interest on the U.K. debt resulting from payments of the U.K. debt during Fiscal 2014 and Fiscal 2013.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 31, 2015	Feb. 1, 2014	Feb. 2, 2013
	(dollars in millions)
Cash and cash equivalents	$112.9	$59.4	$59.8
Working capital	$441.7	$451.3	$407.1
Long-term debt (includes current maturities)	$29.2	$33.7	$50.7
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $189.8 million in Fiscal 2015 compared to $140.0 million in Fiscal 2014. The $49.8 million increase from operating activities from Fiscal 2014 reflects an increase in cash flow from changes in inventory, prepaids and other current assets and accounts payable of $27.4 million, $9.1 million and $7.8 million, respectively, and to increased earnings. The $27.4 million increase in cash flow from inventory reflects a reduction in Journeys Group inventory.
The $9.1 million increase in cash flow from prepaids and other current assets reflected changes in prepaid income taxes. The $7.8 million increase in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors.

The $31.0 million increase in inventories at January 31, 2015 from February 1, 2014 levels reflects increases in Lids Sports Group and Johnston & Murphy retail inventory, reflecting a net increase of 231 Lids Sports Group stores and leased departments, slower than expected holiday sales and increased wholesale inventory in Lids Team Sports and Johnston & Murphy.
Accounts receivable at January 31, 2015 increased $1.3 million compared to February 1, 2014.
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
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facilities”), which provide for term loans of up to £29.5 million (a £15.5 million A term loan ("A term loan") and £14.0 million B term loan ("B term loan")) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh

Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company did not make any payments on the B term loan in Fiscal 2015 and paid less than £0.1 million and £4.8 million on the B term loan in Fiscal 2014 and Fiscal 2013, respectively.

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum. In June 2014, Schuh Group Limited entered into an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum. The D term loan was paid in the fourth quarter of Fiscal 2015.
There were $29.2 million in UK term loans outstanding at January 31, 2015. The UK Credit Facilities contains certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at January 31, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.
Revolving credit borrowings averaged $17.3 million during Fiscal 2015 and $38.5 million during Fiscal 2014, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2015 and Fiscal 2014.
There were $14.8 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at January 31, 2015. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $367.0 million at January 31, 2015. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at Janaury 31, 2015.
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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility)exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Borrowers are Solvent (as defined in the Credit Facility). The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2016. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.
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
Off-Balance Sheet Arrangements
None.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 31, 2015.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$29,155	$13,152	$3,765	$12,238	$—
Operating Lease Obligations	1,229,339	234,393	380,295	263,575	351,076
Purchase Obligations(1)	830,260	830,260	—	—	—
Long-Term Obligations – Schuh(2)	72,876	71,456	875	545	—
Other Long-Term Liabilities	1,812	176	959	351	326
Total Contractual Obligations(3)	$2,163,442	$1,149,437	$385,894	$276,709	$351,402

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$14,780	$14,780	$—	$—	$—
Total Commercial Commitments	$14,780	$14,780	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Includes deferred purchase price payments and earn-out bonus payments related to the Schuh acquisition and interest on the UK term loans. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8.
(3) Excludes unrecognized tax benefits of $3.6 million due to their uncertain nature in timing of payments, if any.
Capital Expenditures
Capital expenditures were $103.1 million, $98.5 million and $71.7 million for Fiscal 2015, 2014 and 2013, respectively. The $4.6 million increase in Fiscal 2015 capital expenditures as compared to Fiscal 2014 reflected an increase primarily due to major capital projects related to a fit-out of a new distribution center and construction of a new office building. The $26.8 million increase in Fiscal 2014 capital expenditures as compared to Fiscal 2013 reflected an increase in retail store capital expenditures due to the construction of 183 new stores and leased departments opened in Fiscal 2014, compared to 104 stores in Fiscal 2013.
Total capital expenditures in Fiscal 2016 are expected to be approximately $133 million. These include retail capital expenditures of approximately $111 million to open approximately 28 Journeys stores, including 8 in Canada, 30 Journeys Kidz stores, 22 Schuh stores, including four Schuh Kids, 11 Johnston & Murphy shops and factory stores, and 25 Lids Sports Group stores, including 20 Lids stores, with 5 stores in Canada, and 5 Lids Locker Room stores, and to complete approximately 223 major store renovations. The planned amount of capital expenditures in Fiscal 2016 for wholesale operations and other purposes is approximately $22 million, including approximately $13.7 million for new systems.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2016. In addition to the seasonal working capital requirements, the Company expects to pay approximately $71 million related to the Schuh earn-out, deferred purchase price and other acquisition related payments. The Company expects to fund these payments from a combination of cash on hand, cash generated from operations, U.K. Bank borrowings or borrowings under the Credit Facility during Fiscal 2016. The approximately $10.5 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2016.

The Company had total available cash and cash equivalents of $112.9 million and $59.4 million as of January 31, 2015 and February 1, 2014, respectively, of which approximately $25.2 million and $39.4 million was held by the Company's foreign subsidiaries as of January 31, 2015 and February 1, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Common Stock Repurchases
The weighted shares outstanding reflects the effect of stock buy back programs. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015. The Company has $60.9 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 337,665 shares at a cost of $20.7 million during Fiscal 2014. The Company repurchased 645,904 shares at a cost of $37.7 million during Fiscal 2013.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $2.8 million reflected in Fiscal 2015, $0.5 million reflected in Fiscal 2014 and $0.8 million reflected in Fiscal 2013. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk related to changes in interest rates.
Outstanding Debt of the Company – The Company has $29.2 million of outstanding U.K. term loans at a weighted average interest rate of 3.36% as of January 31, 2015. A 100 basis point adverse change in interest rates would increase interest expense by $0.3 million on the $29.2 million term loans.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 31, 2015. As a result, the Company considers the interest rate market risk implicit in these investments at January 31, 2015 to be low.
Accounts Receivable – The Company’s accounts receivable balance at January 31, 2015 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale businesses, one customer accounted for 8%, two other customers each accounted for 6% and no other customer accounted for more than 5% of the Company’s total trade receivables balance as of January 31, 2015. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Foreign Currency Exchange Risk – The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years.

Summary – Based on the Company’s overall market interest rate exposure at January 31, 2015, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2016 would not be material.
New Accounting Principles
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.
Inflation
The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Genesco Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 31, 2015, and our report dated April 1, 2015 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 1, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated April 1, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 1, 2015

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 31, 2015	February 1, 2014
Current Assets:
Cash and cash equivalents	$112,867	$59,447
Accounts receivable, net of allowances of $4,191 at January 31,
2015 and $4,420 at February 1, 2014	55,263	52,646
Inventories	598,145	567,261
Deferred income taxes	28,293	23,089
Prepaids and other current assets	53,090	54,432
Total current assets	847,658	756,875

Property and equipment:
Land	7,653	6,169
Buildings and building equipment	32,872	20,474
Computer hardware, software and equipment	164,512	131,110
Furniture and fixtures	192,078	173,992
Construction in progress	25,587	35,623
Improvements to leased property	349,087	335,287
Property and equipment, at cost	771,789	702,655
Accumulated depreciation	(466,037)	(422,618)
Property and equipment, net	305,752	280,037
Deferred income taxes	31	3,342
Goodwill	296,865	288,100
Trademarks, net of accumulated amortization of $5,054 at
January 31, 2015 and $4,312 at February 1, 2014	82,263	77,571
Other intangibles, net of accumulated amortization of $23,389 at
January 31, 2015 and $20,645 at February 1, 2014	11,585	9,082
Other noncurrent assets	38,933	24,277
Total Assets	$1,583,087	$1,439,284

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	January 31, 2015	February 1, 2014
Current Liabilities:
Accounts payable	$176,307	$145,483
Accrued employee compensation	88,030	49,078
Accrued other taxes	33,965	26,247
Accrued income taxes	12,921	2,188
Current portion – long-term debt	13,152	6,793
Other accrued liabilities	71,036	68,526
Provision for discontinued operations	10,505	7,263
Total current liabilities	405,916	305,578
Long-term debt	16,003	26,937
Pension liability	22,184	9,223
Deferred rent and other long-term liabilities	135,953	175,311
Provision for discontinued operations	4,254	4,112
Total liabilities	584,310	521,161
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,274	1,305
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
January 31, 2015 – 24,515,362/24,026,898
February 1, 2014 – 24,407,724/23,919,260	24,515	24,408
Additional paid-in capital	208,888	190,568
Retained earnings	820,563	734,533
Accumulated other comprehensive loss	(40,576)	(16,767)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	996,807	916,190
Noncontrolling interest – non-redeemable	1,970	1,933
Total equity	998,777	918,123
Total Liabilities and Equity	$1,583,087	$1,439,284

The accompanying Notes are an integral part of these Consolidated Financial Statements

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2015	2014	2013
Net sales	$2,859,844	$2,624,972	$2,604,817
Cost of sales	1,459,433	1,325,922	1,306,200
Selling and administrative expenses	1,230,864	1,134,274	1,111,717
Asset impairments and other, net	2,281	1,341	17,037
Earnings from operations	167,266	163,435	169,863
Indemnification asset write-off	7,050	—	—
Interest expense, net:
Interest expense	3,337	4,641	5,126
Interest income	(110)	(66)	(95)
Total interest expense, net	3,227	4,575	5,031
Earnings from continuing operations before income taxes	156,989	158,860	164,832
Income tax expense	57,616	65,878	51,935
Earnings from continuing operations	99,373	92,982	112,897
Provision for discontinued operations, net	(1,648)	(329)	(462)
Net Earnings	$97,725	$92,653	$112,435

Basic earnings per common share:
Continuing operations	$4.23	$3.99	$4.78
Discontinued operations	(0.07)	(0.01)	(0.02)
Net earnings	$4.16	$3.98	$4.76
Diluted earnings per common share:
Continuing operations	$4.19	$3.94	$4.69
Discontinued operations	(0.07)	(0.02)	(0.01)
Net earnings	$4.12	$3.92	$4.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2015	2014	2013
Net earnings	$97,725	$92,653	$112,435
Other comprehensive income (loss):
Gain (loss) on foreign currency forward contract,
net of tax of $0.0 million for each period	—	—	42
Pension liability adjustment net of tax of $4.0 million,
$6.2 million and $2.4 million for 2015, 2014 and
2013, respectively	(6,343)	9,510	3,657
Postretirement liability adjustment net of tax benefit of
$0.4 million, $0.3 million and $0.1 million for 2015,
2014 and 2013, respectively	(644)	(542)	(79)
Foreign currency translation adjustments	(16,822)	2,506	1,105
Total other comprehensive (loss) income	(23,809)	11,474	4,725
Comprehensive Income	$73,916	$104,127	$117,160

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$97,725	$92,653	$112,435
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	74,326	67,135	63,697
Amortization of deferred note expense and debt discount	692	801	792
Deferred income taxes	5,212	14,983	(17,618)
Provision for recoveries on accounts receivable	390	(525)	1,325
Indemnification asset write-off	7,050	—	—
Impairment of long-lived assets	1,890	2,347	1,396
Restricted stock expense	13,392	12,295	10,508
Provision for discontinued operations	2,711	543	796
Tax benefit of stock options and restricted stock	(3,061)	(3,784)	(4,820)
Other	894	1,301	1,327
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(1,325)	(3,684)	(5,821)
Inventories	(30,955)	(58,386)	(61,049)
Prepaids and other current assets	179	(8,885)	(4,524)
Accounts payable	27,646	19,850	(17,953)
Other accrued liabilities	52,694	(10,093)	(6,624)
Other assets and liabilities	(59,696)	13,448	49,343
Net cash provided by operating activities	189,764	139,999	123,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,111)	(98,456)	(71,737)
Acquisitions, net of cash acquired	(34,918)	(13,567)	(23,818)
Proceeds from asset sales	336	75	81
Net cash used in investing activities	(137,693)	(111,948)	(95,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital leases	(2)	(2)	(2)
Payments of long-term debt	(31,583)	(6,428)	(13,581)
Proceeds from issuance of long-term debt	26,253	15,124	—
Borrowings under revolving credit facility	280,950	402,200	439,600
Payments on revolving credit facility	(280,950)	(429,900)	(416,900)
Tax benefit of stock options and restricted stock	3,061	3,784	4,820
Shares repurchased	(4,635)	(20,676)	(37,650)
Change in overdraft balances	3,489	6,025	(2,925)
Redemption of preferred shares	—	(1,462)	—
Dividends paid on non-redeemable preferred stock	—	(33)	(147)
Exercise of stock options	2,009	3,230	4,965
Other	(41)	(1,788)	4
Net cash used in financing activities	(1,449)	(29,926)	(21,816)
Effect of foreign exchange rate fluctuations on cash	2,798	1,527	85
Net Increase (Decrease) in Cash and Cash Equivalents	53,420	(348)	6,005
Cash and cash equivalents at beginning of period	59,447	59,795	53,790
Cash and cash equivalents at end of period	$112,867	$59,447	$59,795
Net cash paid for:
Interest	$2,632	$3,769	$4,391
Income taxes	42,816	52,618	81,607
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2012	$4,957	$24,758	$149,479	$598,360	$(32,966)	$(17,857)	$2,249	$728,980
Net earnings	—	—	—	112,435	—	—	—	112,435
Other comprehensive income	—	—	—	—	4,725	—	—	4,725
Dividends paid on non-redeemable preferred stock	—	—	—	(147)	—	—	—	(147)
Exercise of stock options	—	224	4,584	—	—	—	—	4,808
Issue shares – Employee Stock Purchase Plan	—	2	155	—	—	—	—	157
Employee and non-employee restricted stock	—	—	10,508	—	—	—	—	10,508
Restricted stock issuance	—	194	(194)	—	—	—	—	—
Restricted shares withheld for taxes	—	(76)	—	(4,455)	—	—	—	(4,531)
Tax benefit of stock options and
restricted stock exercised	—	—	4,820	—	—	—	—	4,820
Shares repurchased	—	(646)	—	(37,004)	—	—	—	(37,650)
Other	(1,033)	29	1,008	—	—	—	—	4
Noncontrolling interest – loss	—	—	—	—	—	—	(322)	(322)
Balance February 2, 2013	3,924	24,485	170,360	669,189	(28,241)	(17,857)	1,927	823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and
restricted stock exercised	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – gain	—	—	—	—	—	—	6	6
Balance February 1, 2014	1,305	24,408	190,568	734,533	(16,767)	(17,857)	1,933	918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and
restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	$1,274	$24,515	$208,888	$820,563	$(40,576)	$(17,857)	$1,970	$998,777
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company") business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at January 31, 2015, the Company operated 2,824 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During Fiscal 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2015 was a 52-week year with 364 days, Fiscal 2014 was a 52-week year with 364 days and Fiscal 2013 was a 53-week year with 371 days. Fiscal 2015 ended on January 31, 2015, Fiscal 2014 ended on February 1, 2014 and Fiscal 2013 ended on February 2, 2013.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $2.8 million in Fiscal 2015, $0.5 million in Fiscal 2014 and $0.8 million in Fiscal 2013. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

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

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 31, 2015, the Company had a deferred tax valuation allowance of $4.4 million.

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

The Company recorded an effective income tax rate of 36.7% for Fiscal 2015 compared to 41.5% for Fiscal 2014 and 31.5% for Fiscal 2013. The tax rate for Fiscal 2015 was lower than Fiscal 2014 primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during Fiscal 2015. The tax rate for Fiscal 2013 was lower compared to Fiscal 2015 and Fiscal 2014 primarily due to the reversal of previously recorded charges related to uncertain tax positions due to the expiration of the applicable statutes of limitations and a settlement with a state tax authority more favorable than anticipated related to other uncertain tax positions.

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

The Company recognizes pension expense on an accrual basis over employees’ approximate service periods. The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate, as well as the recognition of actuarial gains and losses. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $112.9 million and $59.4 million as of January 31, 2015 and February 1, 2014, respectively, of which approximately $25.2 million and $39.4 million was held by the Company's foreign subsidiaries as of January 31, 2015 and February 1, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at January 31, 2015 and February 1, 2014. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At January 31, 2015, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At January 31, 2015 and February 1, 2014, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $45.6 million and $42.1 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale businesses, one customer accounted for 8% of the Company’s total trade receivables balance and two other customers each accounted for 6% of the Company's total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of January 31, 2015.

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

Depreciation expense related to property and equipment was approximately $71.0 million, $63.9 million and $60.3 million for Fiscal 2015, 2014 and 2013, respectively.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Acquisition
Acquisitions are accounted for using the Business Combinations Topic of the Codification. The total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in
June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Consolidated Balance Sheets include goodwill of $200.1 million for the Lids Sports Group, $96.0 million for the Schuh Group and $0.8 million for Licensed Brands at January 31, 2015, and $182.4 million for the

Lids Sports Group, $104.9 million for the Schuh Group and $0.8 million for Licensed Brands at February 1, 2014. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not recorded an impairment charge for intangible assets.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill at a value of $18.0 million on its Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

value of the Lids Team Sports business by $7.5 million. Furthermore, the Company noted that a decrease in projected annual revenue by one percent would reduce the fair value of the Lids Team Sports business by $0.5 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 31, 2015 and February 1, 2014 are:

In thousands	January 31, 2015		February 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$—	$—	$—	$—
UK Term Loans	29,155	29,126	33,730	33,840

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

of distribution are included in selling and administrative expenses in the amounts of $9.1 million, $8.7 million and $8.2 million for Fiscal 2015, 2014 and 2013, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $1.0 million, $0.8 million and $0.7 million for Fiscal 2015, 2014 and 2013, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $15.8 million and $14.4 million at January 31, 2015 and February 1, 2014, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $413.6 million, $381.6 million and $359.3 million for Fiscal 2015, 2014 and 2013, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $67.0 million, $56.9 million and $48.3 million for Fiscal 2015, 2014 and 2013, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million at January 31, 2015 and February 1, 2014.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.3 million, $3.2 million and $3.5 million for Fiscal 2015, 2014 and 2013, respectively. During Fiscal 2015, 2014 and 2013, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $4.1 million, $2.8 million and $3.8 million for Fiscal 2015, 2014 and 2013, respectively. During Fiscal 2015, 2014 and 2013, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 11).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $2.4 million, $2.7 million and $0.4 million for Fiscal 2015, 2014 and 2013, respectively.

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

The fair value of employee restricted stock is determined based on the closing price of the Company's stock on the date of grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow (see Note 12).

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 31, 2015 consisted of $22.8 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $1.5 million, net of tax, and a cumulative foreign currency translation adjustment of $16.3 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the year ended January 31, 2015:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 1, 2014	$575	$(17,342)	$(16,767)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(13,407)	—	(13,407)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(3,415)	—	(3,415)
Net actuarial gain	—	(15,075)	(15,075)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	3,648	3,648
Amortization reclassified from AOCI, before tax	—	3,648	3,648
Income tax expense	—	4,440	4,440
Current period other comprehensive loss, net of tax	(16,822)	(6,987)	(23,809)
Balance January 31, 2015	$(16,247)	$(24,329)	$(40,576)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Consolidated Statements of Operations.

Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

New Accounting Principles
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.

 Note 2
Acquisitions and Intangible Assets

Acquisitions
During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. In Fiscal 2014 and 2013, the Company completed other acquisitions of primarily small retail chains for a total purchase price of $13.6 million and $23.8 million, respectively. The stores and wholesale business acquired are operated within the Lids Sports Group.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Jan. 31, 2015	Feb. 1, 2014	Jan. 31, 2015	Feb. 1, 2014	Jan. 31, 2015	Feb. 1, 2014	Jan. 31, 2015	Feb. 1, 2014
Gross other intangibles	$13,616	$13,104	$18,244	$14,381	$3,114	$2,242	$34,974	$29,727
Accumulated amortization	(12,301)	(11,997)	(9,424)	(7,354)	(1,664)	(1,294)	(23,389)	(20,645)
Net Other Intangibles	$1,315	$1,107	$8,820	$7,027	$1,450	$948	$11,585	$9,082

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $3.3 million, $3.2 million and $3.4 million for Fiscal 2015, 2014 and 2013, respectively. The amortization of intangibles, including trademarks, will be $2.9 million, $2.4 million, $1.8 million, $1.5 million and $0.7 million for Fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

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

The Company recorded a pretax charge to earnings of $2.3 million in Fiscal 2015, including $3.1 million for network intrusion expenses, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

The Company recorded a pretax charge to earnings of $1.3 million in Fiscal 2014, including $3.3 million for network intrusion expenses, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination, partially offset by an $(8.3) million gain on the lease termination of a New York City Journeys store.
The Company recorded a pretax charge to earnings of $17.0 million in Fiscal 2013, including $15.6 million for network intrusion expenses, $1.4 million for retail store asset impairments and $0.1 million for other legal matters.
Discontinued Operations
In Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded an additional charge to earnings of $2.7 million ($1.6 million net of tax), $0.5 million ($0.3 million net of tax) and $0.8 million ($0.5 million net of tax) reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2012	$12,517
Additional provision Fiscal 2013	796
Charges and adjustments, net	(1,962)
Balance February 2, 2013	11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014	11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015*	14,759
Current provision for discontinued operations	10,505
Total Noncurrent Provision for Discontinued Operations	$4,254

*Includes a $14.1 million environmental provision, including $10.5 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	January 31, 2015	February 1, 2014
Raw materials	$32,941	$26,115
Wholesale finished goods	65,785	64,357
Retail merchandise	499,419	476,789
Total Inventories	$598,145	$567,261

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of May 3, 2014	$890	$—	$—	$890	$824
Measured as of August 2, 2014	258	—	—	258	418
Measured as of November 1, 2014	22	—	—	22	397
Measured as of January 31, 2015	161	—	—	161	251
Total Asset Impairment Fiscal 2015					$1,890

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.9 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the twelve months ended January 31, 2015. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	January 31, 2015	February 1, 2014
Revolver borrowings	$—	$—
UK term loans	29,155	33,730
Total long-term debt	29,155	33,730
Current portion	13,152	6,793
Total Noncurrent Portion of Long-Term Debt	$16,003	$26,937

Long-term debt maturing during each of the next five years ending in January each year is $13.2 million, $1.9 million, $1.9 million, $1.9 million and $10.3 million, respectively.

The Company did not have any revolver borrowings outstanding under the Credit Facility at January 31, 2015 and had $29.2 million in term loans outstanding under the U.K. Credit Facilities (described below) at January 31, 2015. The Company had outstanding letters of credit of $14.8 million under the Credit Facility at January 31, 2015. These letters of credit support product purchases and lease and insurance indemnifications.
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

The initial applicable margin for Base Rate loans and U.S. Index rate loans and Canadian Prime Rate loans was 0.50% and the initial applicable margin for LIBOR loans, BA equivalent loans and UK swingline loans was 1.50%. Thereafter, the applicable margin is subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap (being the lesser of the total commitments and the Borrowing Base) over the outstanding credit extensions under the Credit Facility.

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $367.0 million at January 31,
2015. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at January 31, 2015.

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
U.K. Credit Facility
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter, (collectively, the “UK Credit Facilities”)
which originally provided for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid nothing on the B term loan in Fiscal 2015 and less than £0.1 million and £4.8 million on the B term loan in Fiscal 2014 and 2013, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum and expires September 30, 2019.

In June 2014, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum and expires June 18, 2015. The D term loan was paid in the fourth quarter of Fiscal 2015.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at January 31, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations, certain distribution centers and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2030. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The stores leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 20 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 3% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2015	2014	2013
Minimum rentals	$250,077	$227,880	$215,516
Contingent rentals	9,217	9,667	14,786
Sublease rentals	(852)	(663)	(667)
Total Rental Expense	$258,442	$236,884	$229,635

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2016	$234,392
2017	206,276
2018	174,019
2019	141,859
2020	121,716
Later years	351,077
Total Minimum Rental Commitments	$1,229,339

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.5 million and $24.2 million for Fiscal 2015 and 2014, respectively, and deferred rent of $45.0 million and $41.6 million for Fiscal 2015 and 2014, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares			Amounts in Thousands			Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			2015	2014	2013	2015	2014	2013
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	—	16,203	$—	$—	$648.83			1
$4.75 Series 3	40,449		—	—	7,398	—	—	740	2.11		2
$4.75 Series 4	53,764		—	—	3,247	—	—	325	1.52		1
Series 6	800,000		—	—	—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	—	30,067	—	—	902			1
			—	—	56,915	—	—	2,615
Employees’ Subordinated Convertible Preferred	5,000,000		44,836	46,069	46,852	1,345	1,382	1,405	1.00	***	1
Stated Value of Issued Shares						1,345	1,382	4,020
Employees’ Preferred Stock Purchase Accounts						(71)	(77)	(96)
Total Non-Redeemable Preferred Stock						$1,274	$1,305	$3,924

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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 28, 2012	$3,621	$1,437	$(101)	$4,957
Other stock conversions	(1,006)	(32)	5	(1,033)
Balance February 2, 2013	2,615	1,405	(96)	3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(23)	19	(1,157)
Balance February 1, 2014	—	1,382	(77)	1,305
Other stock conversions	—	(37)	6	(31)
Balance January 31, 2015	$—	$1,345	(71)	$1,274
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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 31, 2015 – 24,515,362 shares; February 1, 2014 –24,407,724 shares. There were 488,464 shares held in treasury at January 31, 2015 and February 1, 2014. Each outstanding share is entitled to one vote. At January 31, 2015, common shares were reserved as follows: 44,836 shares for conversion of preferred stock; 62,238 shares for the 2005 Stock Incentive Plan; 860,964 shares for the 2009 Amended and Restated Stock Incentive Plan; and 307,604 shares for the Genesco Employee Stock Purchase Plan.

For the year ended January 31, 2015, 68,616 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $26.49, for a total of $1.8 million; 185,416 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,688 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $71.01, for a total of $0.2 million; 16,396 shares were issued to directors for no consideration; 88,003 shares were withheld for taxes on restricted stock vested in Fiscal 2015; 13,999 shares of restricted stock were forfeited in Fiscal 2015; and 1,233 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 64,709 shares of common stock at an average weighted market price of $71.63 for a total of $4.6 million.

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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued

For the year ended February 2, 2013, 223,618 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $21.50, for a total of $4.8 million; 194,232 shares of common stock were issued as restricted shares as part of the 2009 Amended and Restated Equity Incentive Plan; 2,463 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $63.84, for a total of $0.2 million; 10,224 shares were issued to directors for no consideration; 75,552 shares were withheld for taxes on restricted stock vested in Fiscal 2013; 4,020 shares of restricted stock were forfeited in Fiscal 2013; and 22,028 shares were issued in miscellaneous conversions of Series 1, 3, 4 and Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 645,904 shares of common stock at an average weighted market price of $58.29 for a total of $37.7 million.
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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Non- Redeemable Preferred Stock	Employees’ Preferred Stock
Issued at January 28, 2012	24,757,826	75,475	47,922
Exercise of options	223,618	—	—
Issue restricted stock	204,456	—	—
Issue shares—Employee Stock Purchase Plan	2,463	—	—
Shares repurchased	(645,904)	—	—
Other	(57,544)	(18,560)	(1,070)
Issued at February 2, 2013	24,484,915	56,915	46,852
Exercise of options	130,051	—	—
Issue restricted stock	213,827	—	—
Issue shares—Employee Stock Purchase Plan	3,146	—	—
Shares repurchased	(337,665)	—	—
Other	(86,550)	(56,915)	(783)
Issued at February 1, 2014	24,407,724	—	46,069
Exercise of options	68,616	—	—
Issue restricted stock	185,416	—	—
Issue shares—Employee Stock Purchase Plan	2,688	—	—
Shares repurchased	(64,709)	—	—
Other	(84,373)	—	(1,233)
Issued at January 31, 2015	24,515,362	—	44,836
Less shares repurchased and held in treasury	488,464	—	—
Outstanding at January 31, 2015	24,026,898	—	44,836

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

In thousands	2015	2014	2013
United States	$150,682	$152,832	$152,457
Foreign	6,307	6,028	12,375
Total Earnings from Continuing Operations before Income Taxes	$156,989	$158,860	$164,832

Income tax expense from continuing operations is comprised of the following:

In thousands	2015	2014	2013
Current
U.S. federal	$43,146	$35,463	$50,859
International	292	7,293	9,853
State	8,966	8,139	8,841
Total Current Income Tax Expense	52,404	50,895	69,553
Deferred
U.S. federal	4,422	14,078	(7,924)
International	636	(1,813)	(6,379)
State	154	2,718	(3,315)
Total Deferred Income Tax Expense (Benefit)	5,212	14,983	(17,618)
Total Income Tax Expense – Continuing Operations	$57,616	$65,878	$51,935

Discontinued operations were recorded net of income tax expense (benefit) of approximately $(1.1) million, $(0.2) million and $(0.3) million in Fiscal 2015, 2014 and 2013, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2015, 2014 and 2013, the Company realized an additional income tax benefit of approximately $3.1 million, $3.8 million and $4.8 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	January 31,	February 1,
In thousands	2015	2014
Identified intangibles	$(30,923)	$(28,468)
Prepaids	(3,135)	(3,063)
Convertible bonds	(2,402)	(3,001)
Tax over book depreciation	(2,028)	—
Total deferred tax liabilities	(38,488)	(34,532)
Options	229	448
Deferred rent	4,494	4,986
Pensions	9,721	4,253
Expense accruals	14,185	15,673
Uniform capitalization costs	14,369	13,750
Book over tax depreciation	—	2,839
Provisions for discontinued operations and restructurings	5,983	4,731
Inventory valuation	3,816	2,115
Tax net operating loss and credit carryforwards	2,030	2,396
Allowances for bad debts and notes	711	761
Deferred compensation and restricted stock	6,933	6,606
Other	4,853	4,320
Gross deferred tax assets	67,324	62,878
Deferred tax asset valuation allowance	(4,411)	(3,771)
Deferred tax asset net of valuation allowance	62,913	59,107
Net Deferred Tax Assets	$24,425	$24,575
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2015	2014
Net current asset	$28,293	$23,089
Net non-current asset	31	3,342
Net non-current liability	(3,899)	(1,856)
Net Deferred Tax Assets	$24,425	$24,575

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2015	2014	2013
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.80	4.62	3.11
Foreign rate differential	(1.56)	(1.24)	(1.98)
Change in valuation allowance	0.57	0.05	(0.17)
Permanent items	2.13	2.18	1.85
Uncertain federal, state and foreign tax positions	(3.06)	0.21	(5.73)
Other	(0.18)	0.65	(0.57)
Effective Tax Rate	36.70%	41.47%	31.51%

The provision for income taxes resulted in an effective tax rate for continuing operations of 36.70% for Fiscal 2015, compared with an effective tax rate of 41.47% for Fiscal 2014. The tax rate for Fiscal 2015 was lower primarily due to the reversal of previously recorded charges related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company which the Company resolved favorably during the third quarter of Fiscal 2015.

As of January 31, 2015, February 1, 2014 and February 2, 2013, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.2 million, $1.3 million and $1.5 million, respectively, which expire in fiscal years 2025 through 2030.

As of January 31, 2015, February 1, 2014 and February 2, 2013, the Company had state net operating loss carryforwards of $0.0 million, $0.0 million and $0.1 million, respectively, which expire in fiscal years 2016 through 2031.

As of January 31, 2015, February 1, 2014 and February 2, 2013, the Company had state tax credits of $0.4 million, $0.7 million and $0.9 million, respectively. These credits expire in fiscal years 2015 through 2019.

As of January 31, 2015, February 1, 2014 and February 2, 2013, the Company had foreign net operating losses of $6.8 million, $7.5 million and $10.4 million, respectively, which have no expiration.

As of January 31, 2015, the Company has provided a valuation allowance of approximately $4.4 million on deferred tax assets associated primarily with foreign net operating losses and foreign fixed assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $0.6 million net increase in the valuation allowance during Fiscal 2015 from the $3.8 million provided for as of February 1, 2014 determined in accordance with the Income Tax Topic of the Codification relates to increases in fixed asset-related deferred tax assets that will more likely than not never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

As of January 31, 2015, the Company has not provided for withholding or United States federal income taxes on approximately $34.2 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. The determination of the amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2015, 2014 and 2013.

In thousands	2015	2014	2013
Unrecognized Tax Benefit – Beginning of Period	$10,960	$10,437	$20,467
Gross Increases (Decreases) – Tax Positions in a Prior Period	231	139	(2,464)
Gross Increases (Decreases) – Tax Positions in a Current Period	(287)	1,452	133
Settlements	—	(340)	(449)
Lapse of Statutes of Limitations	(6,907)	(728)	(7,250)
Unrecognized Tax Benefit – End of Period	$3,997	$10,960	$10,437

The amount of unrecognized tax benefits as of January 31, 2015, February 1, 2014 and February 2, 2013 which would impact the annual effective rate if recognized were $1.3 million, $1.3 million and $2.4 million, respectively. The Company believes it is reasonably possible that there will be a $0.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon the expiration of statutes of limitation.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $(0.1) million benefit and $0.0 million, respectively, during Fiscal 2015, $(0.1) million and $(0.1) million benefit, respectively, during Fiscal 2014 and $(1.2) million benefit and $0.1 million expense, respectively, during Fiscal 2013. The Company recognized a liability for accrued interest and penalties of $0.8 million and $0.1 million, respectively, as of January 31, 2015, $0.9 million and $0.1 million, respectively, as of February 1, 2014 and $1.1 million and $0.2 million, respectively, as of February 2, 2013. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's U.S. federal and state and local income tax returns for fiscal years ended January 28, 2012 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years.

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
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2015	2014	2015	2014
Benefit obligation at beginning of year	$111,133	$119,126	$5,714	$4,487
Service cost	450	350	526	428
Interest cost	4,664	4,584	226	159
Plan participants’ contributions	—	—	101	86
Benefits paid	(9,027)	(9,000)	(839)	(436)
Actuarial (gain) loss	18,544	(3,927)	1,158	990
Benefit Obligation at End of Year	$125,764	$111,133	$6,886	$5,714
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$101,910	$98,612	—	—
Actual gain on plan assets	10,697	12,298	—	—
Employer contributions	—	—	738	350
Plan participants’ contributions	—	—	101	86
Benefits paid	(9,027)	(9,000)	(839)	(436)
Fair Value of Plan Assets at End of Year	$103,580	$101,910	—	—
Funded Status at End of Year	$(22,184)	$(9,223)	$(6,886)	$(5,714)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2015	2014	2015	2014
Current liabilities	$—	$—	$(247)	$(208)
Noncurrent liabilities	(22,184)	(9,223)	(6,639)	(5,506)
Net Amount Recognized	$(22,184)	$(9,223)	$(6,886)	$(5,714)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2015	2014	2015	2014
Net loss	$37,518	$27,147	$2,515	$1,459
Total Recognized in Accumulated Other Comprehensive Loss	$37,518	$27,147	$2,515	$1,459

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	January 31, 2015	February 1, 2014
Projected benefit obligation	$125,764	$111,133
Accumulated benefit obligation	125,764	111,133
Fair value of plan assets	103,580	101,910
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2015	2014	2013	2015	2014	2013
Service cost	$450	$350	$350	$526	$428	$356
Interest cost	4,664	4,584	4,961	226	159	157
Expected return on plan assets	(6,069)	(6,654)	(7,003)	—	—	—
Amortization:
Prior service cost	—	—	4	—	—	—
Losses	3,546	6,160	6,032	102	97	84
Net amortization	$3,546	$6,160	$6,036	$102	$97	$84
Net Periodic Benefit Cost	$2,591	$4,440	$4,344	$854	$684	$597
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2015	2015
Net loss	$13,916	$1,158
Amortization of prior service cost	—	—
Amortization of net actuarial loss	(3,546)	(102)
Total Recognized in Other Comprehensive Income	$10,370	$1,056
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$12,961	$1,910

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.4 million and $0.0 million, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	3.55%	4.40%	3.31%	4.40%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2015 and 2014, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.40%	4.00%	4.35%	4.40%	4.01%	4.17%
Expected long-term rate of return on plan assets	6.75%	7.75%	7.75%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 4.40% to 3.55% from Fiscal 2014 to Fiscal 2015. The decrease in the rate increased the accumulated benefit obligation by $11.4 million and increased the projected benefit obligation by $11.4 million. The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 4.00% to 4.40% from Fiscal 2013 to Fiscal 2014. The increase in the rate decreased the accumulated benefit obligation by $3.9 million and decreased the projected benefit obligation by $3.9 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 6.75% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2015	2014
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2019

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$105	$170
Accumulated postretirement benefit obligation	$1,139	$927
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 31, 2015 and February 1, 2014, by asset category are as follows:

	Plan Assets
	January 31, 2015	February 1, 2014
Asset Category
Equity securities	63%	65%
Debt securities	37%	35%
Total	100%	100%

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

At January 31, 2015 and February 1, 2014, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.

The following tables present the pension plan assets by level within the fair value hierarchy as of January 31, 2015 and February 1, 2014.

January 31, 2015	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$12,266	$—	$—	$12,266
U.S. securities	53,074	—	—	53,074
Fixed Income Securities	38,034	—	—	38,034
Other:
Cash Equivalents	232	—	—	232
Other (includes receivables and payables)	(26)	—	—	(26)
Total Pension Plan Assets	$103,580	$—	$—	$103,580

February 1, 2014	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$13,026	$—	$—	$13,026
U.S. securities	53,187	—	—	53,187
Fixed Income Securities	35,481	—	—	35,481
Other:
Cash Equivalents	235	—	—	235
Other (includes receivables and payables)	(19)	—	—	(19)
Total Pension Plan Assets	$101,910	$—	$—	$101,910
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2015 and no plan assets are projected to be returned to the Company in Fiscal 2016.
Contributions
There was no Employee Retirement Income Security Act ("ERISA") cash requirement for the plan in 2014 and none is projected to be required in 2015. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2015	$8.5	$0.2
2016	8.5	0.3
2017	8.3	0.3
2018	8.1	0.3
2019	8.0	0.3
2020 – 2024	37.2	1.9
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $5.5 million for Fiscal 2015, $5.0 million for Fiscal 2014 and $5.3 million for Fiscal 2013.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended January 31, 2015			For the Year Ended February 1, 2014			For the Year Ended February 2, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$99,373			$92,982			$112,897
Less: Preferred stock dividends and income from participating securities	—			(33)			(147)
Basic EPS from continuing operations
Income from continuing operations available to common shareholders	99,373	23,507	$4.23	92,949	23,297	$3.99	112,750	23,584	$4.78
Effect of Dilutive Securities from continuing operations
Options and restricted stock		155			272			372
Convertible preferred stock(1)	—	—		—	—		88	34
Employees’ preferred stock(2)		46			46			47
Diluted EPS from continuing operations
Income from continuing operations available to common shareholders plus assumed conversions	$99,373	23,708	$4.19	$92,949	23,615	$3.94	$112,838	24,037	$4.69

(1)
As a result of the Company issuing a notice of mandatory redemption to the holders of Series 1, 3 and 4 preferred stock in the first quarter of Fiscal 2014, there were no remaining convertible preferred stock of that series outstanding as of January 31, 2015 and February 1, 2014. Therefore, convertible preferred stocks were not included in diluted earnings per share for Fiscal 2015 and 2014. The amount of the dividend on the convertible preferred stock per common share obtainable on conversion of the convertible preferred stock was less than basic earnings per share for Series 1, 3 and 4 preferred stocks for Fiscal 2013. Therefore, conversion of these convertible preferred stocks were included in diluted earnings per share for Fiscal 2013.

(2)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

All outstanding options to purchase shares of common stock at the end of Fiscal 2015, 2014 and 2013 were included in the computation of diluted earnings per share because the impact of doing so was dilutive.

The weighted shares outstanding reflects the effect of stock buy back programs. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015. The Company has $60.9 million remaining under its current $75.0 million share repurchase authorization. The Company repurchased 337,665 shares at a cost of $20.7 million during Fiscal 2014. The Company repurchased 645,904 shares at a cost of $37.7 million during Fiscal 2013.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 31, 2015, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans
The Company has two stock incentive plans. Under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”), effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.5 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company was permitted to grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options granted under both plans vest 25% per year over four years.

For Fiscal 2015, 2014 and 2013, the Company did not recognize any stock option related share-based compensation for its stock incentive plans as all such amounts were fully recognized in earlier periods. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $3.1 million, $3.8 million and $4.8 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2015, 2014 and 2013, respectively.

The Company did not grant any stock options in Fiscal 2015, 2014 or 2013.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of stock option activity and changes for Fiscal 2015, 2014 and 2013 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, January 28, 2012	486,773	$24.70
Granted	—	—
Exercised	(223,618)	21.50
Forfeited	—	—
Outstanding, February 2, 2013	263,155	$27.43
Granted	—	—
Exercised	(130,051)	23.33
Forfeited	(2,250)	17.50
Outstanding, February 1, 2014	130,854	$31.67
Granted	—	—
Exercised	(68,616)	26.49
Forfeited	0	—
Outstanding, January 31, 2015	62,238	$37.38	1.31	$2,121
Exercisable, January 31, 2015	62,238	$37.38	1.31	$2,121

(1) Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2015, 2014 and 2013 was $3.4 million, $6.1 million and $11.5 million, respectively.

As of January 31, 2015, the Company does not have any nonvested options under its stock incentive plans.

As of January 31, 2015, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2015, 2014 and 2013 was $1.8 million, $3.0 million and $4.8 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Company's board of directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2015, 2014 and 2013. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The board of directors also approved a grant of 365 additional shares in Fiscal 2014 and 336 additional shares in Fiscal 2013 to a newly elected director each year on the annual meeting date in

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

Fiscal 2014 and 2013 on the same terms as the Fiscal 2014 and 2013 grant to all independent directors. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board.

The Fiscal 2015, 2014 and 2013 grants were valued at $97,500, $80,000 and $80,000, respectively, per director based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2015, 2014 and 2013, the Company issued 11,592 shares, 9,280 shares and 9,888 shares, respectively, of director restricted stock.

For Fiscal 2015, 2014 and 2013, the Company recognized $1.1 million, $1.0 million and $0.9 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 185,416 shares, 199,392 shares and 194,232 shares of employee restricted stock in Fiscal 2015, 2014 and 2013, respectively. Shares of employee restricted stock issued in Fiscal 2015, 2014 and 2013 vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.3 million, $11.3 million and $9.6 million for Fiscal 2015, 2014 and 2013, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 31, 2015 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 28, 2012	772,665	$32.41
Granted	194,232	57.58
Vested	(195,203)	29.95
Withheld for federal taxes	(75,552)	29.97
Forfeited	(3,360)	38.96
Nonvested at February 2, 2013	692,782	40.59
Granted	199,392	65.11
Vested	(199,428)	34.31
Withheld for federal taxes	(105,193)	34.42
Forfeited	(6,279)	46.48
Nonvested at February 1, 2014	581,274	52.21
Granted	185,416	80.85
Vested	(177,694)	44.77
Withheld for federal taxes	(88,003)	45.27
Forfeited	(13,999)	65.71
Nonvested at January 31, 2015	486,994	$66.70

As of January 31, 2015, there was $24.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.77 years.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary is less than $90,000, effective October 1, 2002. Prior to October 1, 2002, the total annual base salary was limited to $100,000. Under the terms of the Plan, employees could choose each year to have up to 15% of their annual base earnings or $8,500, whichever is lower, withheld to purchase the Company’s common stock. The purchase price of the stock was 85% of the closing market price of the stock on either the exercise date or the grant date, whichever was less. The Company’s board of directors amended the Company’s Employee Stock Purchase Plan effective October 1, 2005 to provide that participants may acquire shares under the Plan at a 5% discount from fair market value on the last day of the Plan year. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation – Stock Compensation Topic of the Codification, shares issued under the Plan as amended are non-compensatory. Under the Plan, the Company sold 2,688 shares, 3,146 shares and 2,463 shares to employees in Fiscal 2015, 2014 and 2013, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in site chemical oxidation and estimated the present cost of the remediation at approximately $10.7 million.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

The Village of Garden City, New York (the "Village"), has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village has estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.1 million as of January 31, 2015, $11.9 million as of February 1, 2014 and $11.9 million as of February 2, 2013. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $2.8 million reflected in Fiscal 2015, $0.5 million reflected in Fiscal 2014 and $0.8 million reflected in Fiscal 2013. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

On May 14, 2012, a putative class and collective action, Maro v. Hat World, Inc., was filed in the U.S. District Court for the Northern District of Illinois. The action alleged that the Company failed to pay the plaintiff and other, similarly situated retail store employees of Hat World, Inc., for time spent making bank deposits of store collections, and sought to recover unpaid wages, liquidated damages, statutory penalties, attorney's fees, and costs pursuant to the federal Fair Labor Standards Act, the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. On January 15, 2014, the court dismissed the Maro case with prejudice, based on the plaintiffs' failure to prosecute. On July 16, 2012 and July 30, 2012, additional putative class and collective actions, Chavez v. Hat World, Inc. and Dismukes v. Hat World, Inc., were filed in the same court, alleging that certain Hat World employees were misclassified as exempt from overtime pay, and seeking similar relief. The Chavez and Dismukes actions were consolidated. The parties reached agreement on a settlement, which the court granted final approval on September 5, 2014.

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

In addition to the matters specifically described in this Note, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's financial statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information

During Fiscal 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, catalog and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, catalog and e-commerce operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss &
Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2015
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,179,476	$406,947	$903,451	$259,675	$110,896	$970	$2,861,415
Intercompany sales	—	—	(790)	—	(781)	—	(1,571)
Net sales to external customers	$1,179,476	$406,947	$902,661	$259,675	$110,115	$970	$2,859,844
Segment operating income (loss)	$114,784	$10,110	$48,970	$14,856	$10,459	$(29,632)	$169,547
Asset Impairments and other*	—	—	—	—	—	(2,281)	(2,281)
Earnings (loss) from operations	114,784	10,110	48,970	14,856	10,459	(31,913)	167,266
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(3,337)	(3,337)
Interest income	—	—	—	—	—	110	110
Earnings (loss) from continuing operations before income taxes	$114,784	$10,110	$48,970	$14,856	$10,459	$(42,190)	$156,989

Total assets**	$292,536	$246,570	$660,833	$109,791	$47,066	$226,291	$1,583,087
Depreciation and amortization	20,785	14,114	29,711	4,935	725	4,056	74,326
Capital expenditures	26,180	21,382	43,013	8,196	979	3,361	103,111

 *Asset Impairments and other includes a $1.9 million charge for asset impairments, of which $1.7 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $3.1 million charge for network intrusion costs and a $0.7 million charge for other legal matters, partially offset by a gain of $(3.4) million gain on a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $200.1 million, $96.0 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $17.7 million of additions in Fiscal 2015 resulting from several small acquisitions and the Schuh Group goodwill decreased by $8.9 million due to foreign currency translation adjustment. Of the Company's $305.8 million of long-lived assets, $63.9 million and $14.6 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2014
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,082,241	364,732	$821,779	$245,941	$109,989	$1,282	$2,625,964
Intercompany sales	—	—	(783)	—	(209)	—	(992)
Net sales to external customers	$1,082,241	$364,732	$820,996	$245,941	$109,780	$1,282	$2,624,972
Segment operating income (loss)	$97,377	$3,063	$63,748	$17,638	$10,614	$(27,664)	$164,776
Asset Impairments and other*	—	—	—	—	—	(1,341)	(1,341)
Earnings (loss) from operations	97,377	3,063	63,748	17,638	10,614	(29,005)	163,435
Interest expense	—	—	—	—	—	(4,641)	(4,641)
Interest income	—	—	—	—	—	66	66
Earnings (loss) from continuing operations before income taxes	$97,377	$3,063	$63,748	$17,638	$10,614	$(33,580)	$158,860
Total assets**	$298,105	268,514	$574,664	$97,532	$50,955	$149,514	$1,439,284
Depreciation and amortization	19,400	11,339	28,345	4,002	468	3,581	67,135
Capital expenditures	20,223	29,673	35,193	9,178	1,452	2,737	98,456

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

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $182.4 million, $104.9 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group includes $10.1 million of additions in Fiscal 2014 resulting from small acquisitions and the Schuh Group goodwill increased by $4.2 million due to foreign currency translation adjustment. Of the Company's $280.0 million of long-lived assets, $66.9 million and $15.1 million relate to long-lived assets in the United Kingdom and Canada, respectively.

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

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $172.3 million, $100.7 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group includes $13.2 million of additions in Fiscal 2013 resulting from small acquisitions and the Schuh Group goodwill increased by $0.8 million due to foreign currency translation adjustment. Of the Company's $241.7 million of long-lived assets, $41.1 million and $15.6 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2015		2014		2015		2014		2015		2014		2015		2014		2015	2014
Net sales	$628,825		$591,388		$615,474		$574,746		$722,915		$666,332		$892,630		$792,506		$2,859,844	$2,624,972
Gross margin	315,944		298,437		301,745		282,808		358,489		332,161		424,233		385,644		1,400,411	1,299,050
Earnings from continuing operations before income taxes	23,017	(1)	24,685	(3)	9,302	(5)	14,388	(7)	38,619	(9)	45,789	(11)	86,051	(12)	73,998	(14)	156,989	158,860
Earnings from continuing operations	14,098		14,509		4,768		8,465		28,750		27,796		51,757		42,212		99,373	92,982
Net earnings	13,973	(2)	14,410	(4)	4,694	(6)	8,340	(8)	28,662	(10)	27,750		50,396	(13)	42,153	(15)	97,725	92,653
Diluted earnings per common share:
Continuing operations	0.60		0.61		0.20		0.36		1.21		1.18		2.18		1.79		4.19	3.94
Net earnings	0.59		0.61		0.20		0.35		1.21		1.18		2.12		1.79		4.12	3.92

(1)	Includes a net asset impairment and other credit of $(1.1) million (see Note 3).

(2)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(3)	Includes a net asset impairment and other charge of $1.3 million (see Note 3).

(4)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(5)	Includes a net asset impairment and other credit of $1.4 million (see Note 3).

(6)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net asset impairment and other credit of $(7.1) million (see Note 3).

(8)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net asset impairment and other charge of $1.0 million (see Note 3).

(10)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a net asset impairment and other charge of $1.5 million (see Note 3).

(12)	Includes a net asset impairment and other charge of $1.0 million (see Note 3).

(13)	Includes a loss of $1.4 million, net of tax, from discontinued operations (see Note 3).

(14)	Includes a net asset impairment and other charge of $5.6 million (see Note 3).

(15)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

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
Based on their evaluation as of January 31, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s annual report on internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 25, 2015, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under the caption “Executive Officers of the Registrant” in this report following Item 4 of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 25, 2015, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 25, 2015, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 31, 2015 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	62,238	$37.38	1,168,568
Equity compensation plans not approved by security holders	—	—	—
Total	62,238	$37.38	1,168,568

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 25, 2015, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 25, 2015, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries (the "Company") are filed as part of this report under Item 8, Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets, January 31, 2015 and February 1, 2014
Consolidated Statements of Operations, each of the three fiscal years ended 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2015, 2014 and 2013
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2015, 2014 and 2013
Consolidated Statements of Equity, each of the three fiscal years ended 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2015, 2014 and 2013
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 111.
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

b.
Amendment and Restatement Agreement dated November 1, 2013 between Schuh Group Limited as Parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit (10) b. to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 1-3083).

c.
Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

d.
1996 Stock Incentive Plan Amended and Restated as of October 24, 2007 and Form of Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (File No.1-3083).

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

	g.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 (File No. 1-3083).
	h.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	i.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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

q.
First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

r.
Trademark License Agreement, dated August 9, 2000, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

s.
Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

t.
Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No.1-3083).*

u.
Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No.1-3083).*

v.
Amendment No. 5 (Renewal) to Trademark License Agreement, dated July 23, 2012, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K filed July 25, 2012 (File No. 1-3083).*

w.
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

	x.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
y.
Amended and Restated Genesco Employee Stock Purchase Plan dated August 22, 2007. Incorporated by reference to Exhibit (10)u to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

	z.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	aa.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	bb.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	cc.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
dd.
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

Exhibits (10)c through (10)l, (10)p through (10)q and (10)w through (10)y are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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
(2) Registration statement (Form S-8 No. 333-08463) of Genesco Inc.,
(3) Registration statement (Form S-8 No. 333-104908) of Genesco Inc.,
(4) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,
(5) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,
(6) Registration statement (Form S-8 No. 333-160339) of Genesco Inc., and
(7) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.
of our reports dated April 1, 2015, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 31, 2015.
We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-62653) pertaining to the 1996 Employee Stock Purchase Plan of Genesco Inc. of our report dated April 1, 2015, with respect to the financial statements of the Genesco Employee Stock Purchase Plan included as an exhibit to this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 31, 2015.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 1, 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn

Mimi Eckel Vaughn
Senior Vice President – Finance and
Chief Financial Officer
Date: April 1, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2015.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director

/s/Mimi Eckel Vaughn	Senior Vice President – Finance and
Mimi Eckel Vaughn	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams

Directors:

Joanna Barsh*	Matthew C. Diamond *

James S. Beard*	Marty G. Dickens *

Leonard L. Berry *	Thurgood Marshall, Jr. *

William F. Blaufuss, Jr.*	Kathleen Mason *

James W. Bradford*

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 31, 2015

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended January 31, 2015

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,420	$390	$(619)	$4,191
Year Ended February 1, 2014

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,082	$(525)	$(1,137)	$4,420
Year Ended February 2, 2013

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,900	$1,325	$(2,143)	$6,082