Form 10-Q
period 2015-05-02
GENESCO INC
filed 2015-06-11
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 2, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 29, 2015, 24,041,301 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	May 2, 2015	January 31, 2015	May 3, 2014
Current Assets:
Cash and cash equivalents	$89,886	$112,867	$71,882
Accounts receivable, net of allowances of $4,669 at May 2, 2015,
$4,191 at January 31, 2015 and $4,276 at May 3, 2014	60,498	55,263	53,746
Inventories	636,830	598,145	587,245
Deferred income taxes	28,866	28,293	23,401
Prepaids and other current assets	57,621	53,090	59,511
Total current assets	873,701	847,658	795,785

Property and equipment:
Land	8,237	7,653	6,202
Buildings and building equipment	33,061	32,872	20,536
Computer hardware, software and equipment	165,396	164,512	136,862
Furniture and fixtures	194,407	192,078	179,539
Construction in progress	39,134	25,587	34,815
Improvements to leased property	348,715	349,087	338,492
Property and equipment, at cost	788,950	771,789	716,446
Accumulated depreciation	(478,308)	(466,037)	(435,474)
Property and equipment, net	310,642	305,752	280,972
Deferred income taxes	31	31	4,399
Goodwill	298,795	296,865	290,718
Trademarks, net of accumulated amortization of $5,266 at May 2,
2015, $5,054 at January 31, 2015 and $4,485 at May 3, 2014	82,722	82,263	78,089
Other intangibles, net of accumulated amortization of $24,081 at
May 2, 2015, $23,389 at January 31, 2015 and $21,436 at
May 3, 2014	11,003	11,585	8,357
Other noncurrent assets	39,174	38,933	24,587
Total Assets	$1,616,068	$1,583,087	$1,482,907

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	May 2, 2015	January 31, 2015	May 3, 2014
Current Liabilities:
Accounts payable	$222,893	$176,307	$171,026
Accrued employee compensation	73,911	88,030	49,680
Accrued other taxes	24,972	33,965	18,295
Accrued income taxes	8,753	12,921	8,516
Current portion – long-term debt	12,000	13,152	7,489
Other accrued liabilities	69,327	71,036	58,223
Provision for discontinued operations	10,537	10,505	7,756
Total current liabilities	422,393	405,916	320,985
Long-term debt	15,750	16,003	25,600
Pension liability	21,910	22,184	8,993
Deferred rent and other long-term liabilities	135,127	135,953	181,067
Provision for discontinued operations	4,230	4,254	4,765
Total liabilities	599,410	584,310	541,410
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,266	1,274	1,299
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 2, 2015 – 24,532,405/24,043,941
January 31, 2015 – 24,515,362/24,026,898
May 3, 2014 – 24,472,182/23,983,718	24,532	24,515	24,472
Additional paid-in capital	212,776	208,888	196,166
Retained earnings	830,441	820,563	748,506
Accumulated other comprehensive loss	(36,218)	(40,576)	(12,940)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	1,014,940	996,807	939,646
Noncontrolling interest – non-redeemable	1,718	1,970	1,851
Total equity	1,016,658	998,777	941,497
Total Liabilities and Equity	$1,616,068	$1,583,087	$1,482,907

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	$660,597	$628,825
Cost of sales	334,264	312,881
Selling and administrative expenses	307,433	293,337
Asset impairments and other, net	2,646	(1,111)
Earnings from operations	16,254	23,718
Interest expense, net:
Interest expense	660	733
Interest income	(15)	(32)
Total interest expense, net	645	701
Earnings from continuing operations before income taxes	15,609	23,017
Income tax expense	5,664	8,919
Earnings from continuing operations	9,945	14,098
Provision for discontinued operations, net	(67)	(125)
Net Earnings	$9,878	$13,973

Basic earnings per common share:
Continuing operations	$0.42	$0.60
Discontinued operations	0.00	0.00
Net earnings	$0.42	$0.60
Diluted earnings per common share:
Continuing operations	$0.42	$0.60
Discontinued operations	0.00	(0.01)
Net earnings	$0.42	$0.59

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net earnings	$9,878	$13,973
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.5 million and $0.4 million for the three months ended May 2, 2015 and May 3, 2014, respectively	825	586
Postretirement liability adjustments, net of tax benefit of $0.3 million for the three months ended May 2, 2015 and $0.0 million for the three months ended May 3, 2014	(434)	18
Foreign currency translation adjustments	3,967	3,223
Total other comprehensive income	4,358	3,827
Comprehensive income	$14,236	$17,800

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,878	$13,973
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,493	17,360
Amortization of deferred note expense and debt discount	172	173
Deferred income taxes	(1,632)	(1,677)
Recoveries on accounts receivable	(51)	(187)
Impairment of long-lived assets	766	824
Restricted stock expense	3,491	3,230
Provision for discontinued operations	111	206
Tax benefit of stock options and restricted stock	(44)	(920)
Other	130	44
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(5,013)	(794)
Inventories	(36,622)	(18,489)
Prepaids and other current assets	(4,274)	(4,830)
Accounts payable	41,192	26,445
Other accrued liabilities	(29,140)	(6,566)
Other assets and liabilities	1,052	3,374
Net cash (used in) provided by operating activities	(491)	32,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,400)	(19,810)
Proceeds from asset sales	19	149
Net cash used in investing activities	(24,381)	(19,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,762)	(1,456)
Borrowings under revolving credit facility	—	28,000
Payments on revolving credit facility	—	(28,000)
Tax benefit of stock options and restricted stock	44	920
Change in overdraft balances	4,693	(1,349)
Exercise of stock options	365	1,507
Other	—	(33)
Net cash provided by (used in) financing activities	3,340	(411)
Effect of foreign exchange rate fluctuations on cash	(1,449)	341
Net (Decrease) Increase in Cash and Cash Equivalents	(22,981)	12,435
Cash and cash equivalents at beginning of period	112,867	59,447
Cash and cash equivalents at end of period	$89,886	$71,882
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$481	$501
Income taxes	12,570	5,822
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 1, 2014	$1,305	$24,408	$190,568	$734,533	$(16,767)	$(17,857)	$1,933	$918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	1,274	24,515	208,888	820,563	(40,576)	(17,857)	1,970	998,777
Net earnings	—	—	—	9,878	—	—	—	9,878
Other comprehensive income	—	—	—	—	4,358	—	—	4,358
Exercise of stock options	—	10	355	—	—	—	—	365
Employee and non-employee restricted stock	—	—	3,491	—	—	—	—	3,491
Restricted stock issuance	—	7	(7)	—	—	—	—	—
Tax benefit of stock options and
restricted stock exercised	—	—	41	—	—	—	—	41
Other	(8)	—	8	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(252)	(252)
Balance May 2, 2015	$1,266	$24,532	$212,776	$830,441	$(36,218)	$(17,857)	$1,718	$1,016,658

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2016 ("Fiscal 2016") and of the fiscal year ended January 31, 2015 ("Fiscal 2015"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in Genesco Inc.'s Annual Report on Form 10-K.

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at May 2, 2015, the Company operated 2,805 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.
During the three months ended May 2, 2015 and May 3, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the first quarter of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 8.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At May 2, 2015, the Company had a deferred tax valuation allowance of $4.5 million.

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

The Company recorded an effective income tax rate of 36.3% in the first quarter of Fiscal 2016 compared to 38.7% for the same period last year. The lower tax rate in Fiscal 2016 reflects expectations of increased earnings in lower tax jurisdictions driven by expectations of increased earnings at Schuh due to no contingent bonus accruals and reduced deferred purchase price expense this year versus last year.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Postretirement Benefits Plan Accounting
Full-time employees who had at least 1000 hours of service in calendar year 2004, except employees in the Lids Sports Group and Schuh Group segments, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $89.9 million, $112.9 million and $71.9 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively, of which approximately $4.2 million, $25.2 million and $17.6 million was held by the Company's foreign subsidiaries as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at May 2, 2015, January 31, 2015 and May 3, 2014. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At May 2, 2015, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At May 2, 2015, January 31, 2015 and May 3, 2014, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $50.3 million, $45.6 million and $40.8 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and two customers each accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of May 2, 2015.

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

Depreciation expense related to property and equipment was approximately $18.8 million and $16.6 million for the three months ended May 2, 2015 and May 3, 2014, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.2 million, $23.5 million and $23.8 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively, and deferred rent of $46.0 million, $45.0 million and $42.9 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $200.7 million for the Lids Sports Group, $97.3 million for the Schuh Group and $0.8 million for Licensed Brands at May 2, 2015, $200.1 million for the Lids Sports Group, $96.0 million for the Schuh Group and $0.8 million for Licensed Brands at January 31, 2015 and $182.5 million for the Lids Sports Group, $107.4 million for the Schuh Group and $0.8 million for Licensed Brands at May 3, 2014. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In connection with acquisitions, the Company records goodwill on its Condensed Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment assessment at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $18.0 million on its Condensed Consolidated Balance Sheets related to such acquisitions. The Company found that the result of its annual impairment test, which valued the business at approximately $2.2 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in future impairment tests that some or all of the carrying value of the goodwill may not be recoverable. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $7.5 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.5 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at May 2, 2015 and January 31, 2015 are:

Fair Values
In thousands	May 2, 2015		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$—	$—	$—	$—
UK Term Loans	27,750	28,138	29,155	29,126

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.4 million and $2.3 million for the first quarters of Fiscal 2016 and 2015, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.2 million for each of the first quarters of Fiscal 2016 and 2015. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $14.7 million, $15.8 million and $13.1 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $105.9 million and $100.8 million for the first quarters of Fiscal 2016 and 2015, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $17.2 million and $14.8 million for the first quarters of Fiscal 2016 and 2015, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.0 million, $2.3 million and $2.1 million at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million for each of the first quarters of Fiscal 2016 and 2015. During the first three months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.1 million and $0.6 million for the first quarters of Fiscal 2016 and 2015, respectively. During the first three months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 7).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.1 million for the first quarter of Fiscal 2016 and a net gain of $(0.2) million for the first quarter of Fiscal 2015.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 2, 2015 consisted of $22.0 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.9 million, net of tax, and a cumulative foreign currency translation adjustment of $12.3 million.

The following table summarizes the components of accumulated other comprehensive income for the three months ended May 2, 2015:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 31, 2015	$(16,247)	$(24,329)	$(40,576)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	2,816	—	2,816
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,151	—	1,151
Net actuarial loss	—	(762)	(762)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	1,405	1,405
Income tax expense	—	252	252
Current period other comprehensive income, net of tax	3,967	391	4,358
Balance May 2, 2015	$(12,280)	$(23,938)	$(36,218)

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

New Accounting Principles
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, the FASB proposed a one-year deferral. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	May 2, 2015	Jan. 31, 2015	May 2, 2015	Jan. 31, 2015	May 2, 2015	Jan. 31, 2015	May 2, 2015	Jan. 31, 2015
Gross other intangibles	$13,665	$13,616	$18,267	$18,244	$3,152	$3,114	$35,084	$34,974
Accumulated amortization	(12,450)	(12,301)	(9,879)	(9,424)	(1,752)	(1,664)	(24,081)	(23,389)
Net Other Intangibles	$1,215	$1,315	$8,388	$8,820	$1,400	$1,450	$11,003	$11,585

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.7 million for each of the first quarters of Fiscal 2016 and 2015. The amortization of intangibles, including trademarks, is expected to be $2.9 million, $2.4 million, $1.8 million, $1.5 million and $0.7 million for Fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

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

The Company recorded pretax charges of $2.6 million in the first quarter of Fiscal 2016, including a $1.8 million charge for network intrusion expenses, a $0.8 million charge for retail store asset impairments and $0.1 million for other legal matters.

The Company recorded a pretax gain of $(1.1) million in the first quarter of Fiscal 2015, including a $(3.2) million gain on a lease termination of a Lids store, partially offset by a $1.2 million charge for network intrusion expenses and a $0.8 million charge for retail store asset impairments.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 1, 2014	$11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015	14,759
Additional provision Fiscal 2016	111
Charges and adjustments, net	(103)
Balance May 2, 2015*	14,767
Current provision for discontinued operations	10,537
Total Noncurrent Provision for Discontinued Operations	$4,230

*Includes a $14.1 million environmental provision, including $10.5 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	May 2, 2015	January 31, 2015
Raw materials	$36,359	$32,941
Wholesale finished goods	49,171	65,785
Retail merchandise	551,300	499,419
Total Inventories	$636,830	$598,145

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of May 2, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 2, 2015	$67	$—	$—	$67	$766

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.8 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended May 2, 2015, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Service cost	$113	$112	$210	$136
Interest cost	1,078	1,175	61	61
Expected return on plan assets	(1,449)	(1,518)	—	—
Amortization:
Losses	1,357	966	48	29
Net amortization	1,357	966	48	29
Net Periodic Benefit Cost	$1,099	$735	$319	$226

There is no cash contribution required for the pension plan in 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 2, 2015			May 3, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$9,945			$14,098

Less: Preferred stock dividends	—			—

Basic EPS from continuing operations
Income available to
common shareholders	9,945	23,550	$0.42	14,098	23,369	$0.60

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		180			277
Employees' preferred stock(1)		45			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$9,945	23,775	$0.42	$14,098	23,692	$0.60

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first quarters ended May 2, 2015 and May 3, 2014.

The Company did not repurchase any shares of common stock during the three months ended May 2, 2015 or May 3, 2014. The Company repurchased 64,709 shares of common stock during Fiscal 2015 for $4.6 million. The Company has $60.9 million remaining under its current $75.0 million share repurchase authorization.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision (the "2007 ROD") in September 2007. The 2007 ROD requires a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation at an estimated present cost of approximately $10.7 million.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

In April 2015, the EPA issued a proposal to amend the 2007 ROD by eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the 2007 ROD. The proposal, which is subject to public comment and final approval by the EPA, would continue the operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village").

The Village has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

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

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. The Company has requested additional information on the basis for EPA's assertion that the Company is a potentially responsible party with regard to the site and is assessing the claims asserted in the notice. The Company's environmental insurance carrier is providing coverage of the matter subject to a $500,000 self-insured retention and the other terms and conditions of the insurance policy, subject to a standard reservation of rights.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.1 million as of May 2, 2015 and January 31, 2015 and accrued $11.9 million as of May 3, 2014. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million reflected in the first quarters of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. The Company has reached an agreement to settle the matter. The court granted final approval of the settlement on May 8, 2015 and dismissed the case.

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. The Company disputes the material allegations in the complaint and intends to defend the matter.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the three months ended May 2, 2015 and May 3, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 2, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$278,632	$78,562	$206,590	$66,362	$30,746	$135	$661,027
Intercompany Sales	—	—	(261)	—	(169)	—	(430)
Net sales to external customers	$278,632	$78,562	$206,329	$66,362	$30,577	$135	$660,597
Segment operating income (loss)	$24,422	$(2,661)	$(3,397)	$3,977	$3,023	$(6,464)	$18,900
Asset Impairments and other*	—	—	—	—	—	(2,646)	(2,646)
Earnings (loss) from operations	24,422	(2,661)	(3,397)	3,977	3,023	(9,110)	16,254
Interest expense	—	—	—	—	—	(660)	(660)
Interest income	—	—	—	—	—	15	15
Earnings (loss) from continuing operations before income taxes	$24,422	$(2,661)	$(3,397)	$3,977	$3,023	$(9,755)	$15,609
Total assets**	$317,770	$260,213	$675,325	$111,067	$41,455	$210,238	$1,616,068
Depreciation and amortization	5,460	3,513	7,718	1,365	215	1,222	19,493
Capital expenditures	6,979	1,724	10,789	2,740	134	2,034	24,400

*Asset Impairments and other includes a $0.8 million charge for asset impairments, which relates to the Lids Sports Group, a $1.8 million charge for network intrusion expenses and $0.1 million for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $200.7 million, $97.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $1.3 million from January 31, 2015 due to foreign currency translation adjustments. Of the Company's $310.6 million of property and equipment $63.1 million and $14.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 3, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$262,123	81,276	$189,335	$63,397	$32,685	$301	$629,117
Intercompany Sales	—	—	(69)	—	(223)	—	(292)
Net sales to external customers	$262,123	$81,276	$189,266	$63,397	$32,462	$301	$628,825
Segment operating income (loss)	$19,677	$(5,141)	$8,137	$4,496	$3,521	$(8,083)	$22,607
Asset Impairments and other*	—	—	—	—	—	1,111	1,111
Earnings (loss) from operations	19,677	(5,141)	8,137	4,496	3,521	(6,972)	23,718
Interest expense	—	—	—	—	—	(733)	(733)
Interest income	—	—	—	—	—	32	32
Earnings (loss) from continuing operations before income taxes	$19,677	$(5,141)	$8,137	$4,496	$3,521	$(7,673)	$23,017
Total assets**	$295,135	277,226	$593,075	$99,062	$48,920	$169,489	$1,482,907
Depreciation and amortization	4,761	3,506	7,082	1,081	132	798	17,360
Capital expenditures	5,870	4,834	5,089	2,536	246	1,235	19,810

*Asset Impairments and other includes a $(3.2) million gain on a lease termination, partially offset by a $0.8 million charge for assets impairments in the Lids Sports Group and a $1.2 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $182.5 million, $107.4 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.5 million from February 1, 2014 due to foreign currency translation adjustments. Of the Company's $281.0 million of property and equipment, $65.4 million and $14.9 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Subsequent Event

In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter which would replace the current A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provide an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company's performance outlook for Fiscal 2016 and beyond.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The timing and costs of the Company's initiatives to improve performance in the Lids Sports Group.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Inability of customers to obtain credit.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

•
Other factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and other documents the Company files with the Securities and Exchange Commission (the "SEC").

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada, and through Schuh®stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,350 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at May 2, 2015, the Company operated 2,805 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the three months ended May 2, 2015 and May 3, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,000 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,150 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,850 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Journeys Group operates 35 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,950 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of May 2, 2015, the Company has opened seven Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,800 square feet. During the first quarter of Fiscal 2016, the Schuh Group opened its first Schuh store in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,775 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 154 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of May 2, 2015, the Company had opened 187 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of May 2, 2015, Johnston & Murphy also operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its first Schuh Kids store during the third quarter of Fiscal 2013 and opened its first Schuh store in Germany in the first quarter of this year. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

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

Summary of Results of Operations
The Company's net sales increased 5.1% during the first quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015. The increase reflected a 6% increase in Journeys Group sales, a 9% increase in Lids Sports Group sales and a 5% increase in Johnston & Murphy Group sales, offset slightly by a 3% decrease in Schuh Group sales and a 6% decrease in Licensed Brands sales. Gross margin as a percentage of net sales decreased to 49.4% during the first quarter of Fiscal 2016, compared to 50.2% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses decreased to 46.5% of net sales during the first quarter of Fiscal 2016 from 46.6% for the same quarter of Fiscal 2015, reflecting decreases in expenses as a percentage of net sales in Journeys Group, Schuh Group and Corporate, partially offset by increases as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. Earnings from operations decreased as a percentage of net sales during the first quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015, reflecting decreased earnings from operations as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by increased earnings from operations as a percentage of net sales in Journeys Group. Schuh Group loss from operations as a percentage of net sales improved in Fiscal 2016 from the first quarter of Fiscal 2015.

Significant Developments

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

Asset Impairment and Other Charges
The Company recorded pretax charges of $2.6 million in the first quarter of Fiscal 2016, including a $1.8 million charge for network intrusion expenses, a $0.8 million charge for retail store asset impairments and $0.1 million for other legal matters.

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

Results of Operations - First Quarter Fiscal 2016 Compared to Fiscal 2015

The Company's net sales in the first quarter ended May 2, 2015 increased 5.1% to $660.6 million from $628.8 million in the first quarter ended May 3, 2014, reflecting increased net sales in all of the Company's business segments except Schuh Group and Licensed Brands, and a 4% increase in comparable sales. Gross margin increased 3.3% to $326.3 million in the first quarter this year from $315.9 million in the same period last year, but decreased as a percentage of net sales from 50.2% to 49.4%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the first quarter this year increased 4.8% from the first quarter last year but decreased slightly as a percentage of net sales from 46.6% to 46.5%, reflecting decreased expenses as a percentage of net sales in Journeys Group, Schuh Group and Corporate expenses, partially offset by increases as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended May 2, 2015 were $15.6 million compared to $23.0 million for the first quarter ended May 3, 2014. Pretax earnings for the first quarter ended May 2, 2015 included an asset impairment and other charge of $2.6 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. Pretax earnings also includes $0.9 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh is contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles require that it be expensed as compensation across the period of service until payment is due. Pretax earnings for the first quarter ended May 3, 2014 included an asset impairment and other gain of $(1.1) million, primarily related to a $3.2 million lease termination gain in a Lids store partially offset by network intrusion expenses and retail store asset impairments. Last year's pretax earnings also included $3.1 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first quarter ended May 2, 2015 were $9.9 million ($0.42 diluted earnings per share) compared to $14.0 million ($0.59 diluted earnings per share) for the first quarter ended May 3, 2014. The Company recorded an effective income tax rate of 36.3% in the first quarter this year compared to 38.7% in the same period last year. The tax rate for the first quarter of Fiscal 2016 was lower compared to last year's first quarter reflecting expectations of increased earnings in lower tax jurisdictions driven by expectations of increased earnings at Schuh due to no contingent bonus accruals this year and reduced deferred purchase price expense this year versus last year.

Journeys Group

	Three Months Ended
	May 2, 2015	May 3, 2014	% Change
	(dollars in thousands)
Net sales	$278,632	$262,123	6.3%
Earnings from operations	$24,422	$19,677	24.1%
Operating margin	8.8%	7.5%

Net sales from Journeys Group increased 6.3% to $278.6 million for the first quarter ended May 2, 2015 compared to $262.1 million for the same period last year. The increase reflects primarily a 5% increase in comparable sales, which includes a 5% increase in same store sales and an 11% increase in comparable direct sales, while average Journeys stores operated remained flat (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 1% increase in footwear unit sales and 4% increase in the average price per pair of shoes. Journeys Group operated 1,171 stores at the end of the first quarter of Fiscal 2016, including 187 Journeys Kidz stores, 47 Shi by Journeys stores, 104 Underground by Journeys stores and 35 Journeys stores in Canada, compared to 1,172 stores at the end of the first quarter last year, including 178 Journeys Kidz stores, 49 Shi by Journeys stores, 117 Underground by Journeys stores and 31 Journeys stores in Canada.

Journeys Group earnings from operations for the first quarter ended May 2, 2015 increased 24.1% to $24.4 million compared to $19.7 million for the first quarter ended May 3, 2014. The increase was primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting $4.9 million in bonus expense in last year's first quarter as a result of the EVA plan amendment.

Schuh Group

	Three Months Ended
	May 2, 2015	May 3, 2014	% Change
	(dollars in thousands)
Net sales	$78,562	$81,276	(3.3)%
Loss from operations	$(2,661)	$(5,141)	48.2%
Operating margin	(3.4)%	(6.3)%

Net sales from Schuh Group decreased 3.3% to $78.6 million for the first quarter ended May 2, 2015, compared to $81.3 million for the first quarter ended May 3, 2014. The decrease reflects primarily a decrease of $9.3 million in sales due to changes in foreign exchange rates, partially offset by a 10% increase in average Schuh stores operated and a 4% increase in comparable sales, reflecting a 2% increase in same store sales and a 17% increase in comparable direct sales. Schuh Group operated 111 stores, including seven Schuh Kids stores, at the end of the first quarter of Fiscal 2016, compared to 100 stores, including four Schuh Kids stores, at the end of the first quarter of Fiscal 2015.

Schuh Group loss from operations improved to $(2.7) million, or 48.2% for the first quarter ended May 2, 2015 from $(5.1) million for the first quarter ended May 3, 2014. The loss included $0.9 million in the first quarter of Fiscal 2016 and $3.1 million in the first quarter of Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss also included $1.4 million in the first quarter last year related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvement in the loss from operations was due primarily to decreased expenses as a percentage of net sales, reflecting the decrease in the deferred purchase price obligation expense and contingent bonus accrual.

Lids Sports Group

	Three Months Ended
	May 2, 2015	May 3, 2014	% Change
	(dollars in thousands)
Net sales	$206,329	$189,266	9.0%
(Loss) earnings from operations	$(3,397)	$8,137	NM
Operating margin	(1.6)%	4.3%

Net sales from Lids Sports Group increased 9.0% to $206.3 million for the first quarter ended May 2, 2015, compared to $189.3 million for the same period last year, reflecting primarily a 6% increase in average Lids Sports Group stores operated, excluding leased departments, and a comparable sales increase of 3%, which includes a 1% decrease in same store sales and a 62% increase in comparable direct sales. The increase in comparable direct sales was driven by Lids implementing Locate, a system which gives users on-line access to inventory in stores and to increased promotional activity as part of a program to clear excess inventory. The sales increase also reflects a 15% increase in Lids Team Sports sales. The comparable sales increase reflects a 9% increase in comparable store hat units sold, while the average price per hat decreased 4% for the first quarter this year. Lids Sports Group operated 1,351 stores at the end of the first quarter of Fiscal 2016, including 114 Lids stores in Canada, 239 Lids Locker Room and Clubhouse stores, which includes 40 Locker Room stores in Canada, and 187 Locker Room by Lids leased departments in Macy's, compared to 1,134 stores at the end of the first quarter last year, including 110 Lids stores in Canada, 161 Lids Locker Room and Clubhouse stores and 33 Locker Room by Lids leased departments in Macy's.

Lids Sports Group had a loss from operations of $(3.4) million for the first quarter ended May 2, 2015 compared to earnings of $8.1 million for the first quarter ended May 3, 2014. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, increased shipping and warehouse expense, and changes in sales mix, and to increased expenses as a percentage of net sales, due primarily to increased store related expenses from the growth of 232 stores from last year in the Locker Room concepts including 154 Macy's Locker Room locations.

Johnston & Murphy Group

	Three Months Ended
	May 2, 2015	May 3, 2014	% Change
	(dollars in thousands)
Net sales	$66,362	$63,397	4.7%
Earnings from operations	$3,977	$4,496	(11.5)%
Operating margin	6.0%	7.1%

Johnston & Murphy Group net sales increased 4.7% to $66.4 million for the first quarter ended May 2, 2015 from $63.4 million for the first quarter ended May 3, 2014, reflecting primarily a 3% increase in comparable sales, which includes a 3% increase in same store sales and a 6% increase in comparable direct sales, a 2% increase in average stores operated for Johnston & Murphy retail operations and a 6% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the first quarter of Fiscal 2016 while the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 67.7% of Johnston & Murphy Group's sales in the first quarter this year, down from 68.2% in the first quarter last year. Comparable sales reflected a 5% increase in the average price per pair of shoes for Johnston & Murphy retail operations while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2016 included 172 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 167 Johnston & Murphy shops and factory stores, including seven stores in Canada, for the first quarter of Fiscal 2015.

Johnston & Murphy Group earnings from operations for the first quarter ended May 2, 2015 decreased 11.5% to $4.0 million compared to $4.5 million for the same period last year, primarily due to decreased gross margin as a percentage of net sales, reflecting increased markdowns and changes in sales mix, and increased expenses as a percentage of net sales, reflecting increased occupancy costs and selling salaries.

Licensed Brands

	Three Months Ended
	May 2, 2015	May 3, 2014	% Change
	(dollars in thousands)
Net sales	$30,577	$32,462	(5.8)%
Earnings from operations	$3,023	$3,521	(14.1)%
Operating margin	9.9%	10.8%

Licensed Brands' net sales decreased 5.8% to $30.6 million for the first quarter ended May 2, 2015, from $32.5 million for the same period last year, reflecting decreased sales of Dockers Footwear and Chaps Footwear, partially offset by increased sales of SureGrip Footwear. The sales decrease in Dockers Footwear reflects limitations on sales to a particular customer and this is expected to continue this year. Unit sales for Dockers Footwear decreased 10% for the first quarter this year while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings from operations decreased 14.1%, from $3.5 million for the first quarter last year to $3.0 million for the first quarter this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting increased advertising, bad debt expense, bonus and freight expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 2, 2015 increased to $9.1 million compared to $7.0 million for the first quarter ended May 3, 2014. Corporate expense in the first quarter this year included a $2.6 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate and other expense in the first quarter of Fiscal 2015 included a $1.1 million gain in asset impairment and other charges, primarily for a $3.2 million gain on a lease termination in a Lids store, partially offset by network intrusion expenses and retail store asset impairments. The decrease in corporate expenses excluding asset impairment and other charges is due to decreased bonus accruals.

Net interest expense decreased 8.0% from $0.7 million in the first quarter last year to $0.6 million for the first quarter this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 2, 2015	January 31, 2015	May 3, 2014
	(dollars in millions)
Cash and cash equivalents	$89.9	$112.9	$71.9
Working capital	$451.3	$441.7	$474.8
Long-term debt (including current portion)	$27.8	$29.2	$33.1

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $0.5 million in the first three months of Fiscal 2016 compared to cash provided by operating activities of $32.2 million in the first three months of Fiscal 2015. The $32.7 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in other accrued liabilities and inventory of $22.6 million and $18.1 million, respectively, partially offset by a $14.7 million increase in cash flow from changes in accounts payable. The $22.6 million decrease in cash flow from other accrued liabilities reflects Schuh acquisition related payments and higher income tax payments in the first quarter this year compared to last year. The $18.1 million decrease in cash flow from inventory reflects increases in retail inventory principally in the Journeys Group due to changes in buying patterns versus last year and pulling forward second quarter deliveries into the first quarter this year, partially offset by decreased inventory in growth versus last year in the Lids Sports Group, Johnston & Murphy Group and Licensed Brands. The $14.7 million increase in cash flow from changes in accounts payable was due to increased inventory and to changes in buying patterns and payment terms negotiated with individual vendors.

The $36.6 million increase in inventories at May 2, 2015 from January 31, 2015 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in Johnston & Murphy Group wholesale and Licensed Brands inventory.

Accounts receivable at May 2, 2015 increased by $5.0 million compared to January 31, 2015, due primarily to increased sales in the Lids Team Sports and Johnston & Murphy Group wholesale businesses.

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
In connection with the Schuh acquisition, Schuh entered into an amended and restated Senior Term Facilities Agreement and Working Capital Facility Letter (collectively, the “UK Credit Facilities”), which provide for term loans of up to £29.5 million (a £15.5 million A term loan and £14.0 million B term loan) and a working capital facility of £5.0 million. The Working Capital Facility Letter was allowed to lapse in June 2012. The A term loan bears interest at LIBOR plus 2.50% per annum. The B term loan bears interest at LIBOR plus 3.75% per annum. The Company is not required to make any payments on the B term loan until it expires October 31, 2015, unless the Company’s Schuh Group segment has Excess Cash Flow (as defined in the UK Credit Facilities). The Company paid less than £0.1 million and £4.8 million on the B term loan in Fiscal 2014 and 2013, respectively.

In November 2013, Schuh Group Limited entered into an Amended and Restated Facilities Agreement to provide for an additional term loan of up to £12.5 million ("C term loan"). The C term loan bears interest at LIBOR plus 2.50% per annum. In June 2014, Schuh Group Limited entered into an additional term loan of £12.5 million ("D term loan"). The D term loan bears interest at LIBOR plus 0.95% per annum. The D term loan was paid in the fourth quarter of Fiscal 2015. There were $27.8 million in UK term loans outstanding at May 2, 2015. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant initially set at 4.25x and increasing to 4.50x in January 2012 and thereafter, a maximum leverage covenant initially set at 2.75x declining over time at various rates to 2.25x beginning in July 2012 and a minimum cash flow coverage of 1.10x. The Company was in compliance with all the covenants at May 2, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.

In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement which would replace the current A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million as well as provide an additional revolving credit facility of £22.5 million.

There were no revolving credit borrowings during the three months ended May 2, 2015 and revolving borrowings averaged $2.7 million during the three months ended May 3, 2014, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first three months of each year.

There were $14.8 million of letters of credit outstanding and no revolver borrowings outstanding under the Credit Facility at May 2, 2015. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $385.2 million at May 2, 2015. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at May 2, 2015.

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

The Company's contractual obligations at May 2, 2015 remained flat compared to January 31, 2015.

Capital Expenditures
Total capital expenditures in Fiscal 2016 are expected to be approximately $130 million. These include retail capital expenditures of approximately $109 million to open approximately 28 Journeys stores, including eight in Canada, 30 Journeys Kidz stores, 22 Schuh stores, including four Schuh Kids stores, ten Johnston & Murphy shops and factory stores and 25 Lids Sports Group stores, including 20 Lids stores, with five stores in Canada, and five Lids Locker Room and Clubhouse stores, and to complete approximately 213 major store renovations. Also included in the $109 million retail capital expenditures, is approximately $29 million for a new office building for the Company's Lids Sport Group, distribution center improvements and computer hardware and software. The planned amount of capital expenditures in Fiscal 2016 for wholesale operations and other purposes is approximately $21 million, including approximately $12.3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facility will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2016. In addition to the seasonal working capital requirements, the Company expects to pay approximately $72 million related to the Schuh earn-out, deferred purchase price and other acquisition related payments. The Company expects to fund these payments from a combination of cash on hand, cash generated from operations, U.K. Bank borrowings or borrowings under the Credit Facility during Fiscal 2016. The approximately $10.5 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2016.

The Company had total available cash and cash equivalents of $89.9 million, $112.9 million and $71.9 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively, of which approximately $4.2 million, $25.2 million and $17.6 million was held by the Company's foreign subsidiaries as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares during the three months ended May 2, 2015 or May 3, 2014. The Company has $60.9 million remaining under its current $75.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the first quarter of Fiscal 2016 and Fiscal 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $27.8 million of outstanding U.K. term loans at a weighted average interest rate of 3.39% as of May 2, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $27.8 million term loans.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at May 2, 2015. As a result, the Company considers the interest rate market risk implicit in these investments at May 2, 2015 to be low.

Accounts Receivable - The Company's accounts receivable balance at May 2, 2015 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7%, two customers each accounted for 6%, while no other customer accounted for more than 5% of the Company's total trade receivables balance as of May 2, 2015. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years.

Summary - Based on the Company's overall market interest rate exposure at May 2, 2015, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2016 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended May 2, 2015 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of May 2, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 6. Exhibits

Exhibits

(10) a.	Amendment and Restatement Agreement dated May 19, 2015 between Schuh Group Limited as parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: June 11, 2015