Form 10-Q
period 2015-08-01
GENESCO INC
filed 2015-09-10
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 1, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 28, 2015, 23,785,302 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	August 1, 2015	January 31, 2015	August 2, 2014
Current Assets:
Cash and cash equivalents	$48,997	$112,867	$59,303
Accounts receivable, net of allowances of $4,304 at August 1, 2015,
$4,191 at January 31, 2015 and $4,597 at August 2, 2014	58,385	55,263	54,142
Inventories	734,803	598,145	669,388
Deferred income taxes	29,192	28,293	23,491
Prepaids and other current assets	70,644	53,090	72,923
Total current assets	942,021	847,658	879,247

Property and equipment:
Land	8,303	7,653	6,250
Buildings and building equipment	34,803	32,872	20,498
Computer hardware, software and equipment	170,304	164,512	141,301
Furniture and fixtures	198,580	192,078	184,290
Construction in progress	41,731	25,587	44,123
Improvements to leased property	349,962	349,087	343,767
Property and equipment, at cost	803,683	771,789	740,229
Accumulated depreciation	(493,268)	(466,037)	(443,822)
Property and equipment, net	310,415	305,752	296,407
Deferred income taxes	30	31	668
Goodwill	300,230	296,865	293,610
Trademarks, net of accumulated amortization of $5,451 at August 1,
2015, $5,054 at January 31, 2015 and $4,660 at August 2, 2014	82,651	82,263	78,008
Other intangibles, net of accumulated amortization of $24,853 at
August 1, 2015, $23,389 at January 31, 2015 and $22,151 at
August 2, 2014	10,274	11,585	8,306
Other noncurrent assets	38,680	38,933	24,591
Total Assets	$1,684,301	$1,583,087	$1,580,837

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	August 1, 2015	January 31, 2015	August 2, 2014
Current Liabilities:
Accounts payable	$271,021	$176,307	$237,777
Accrued employee compensation	25,296	88,030	81,003
Accrued other taxes	24,289	33,965	22,359
Accrued income taxes	58	12,921	55
Current portion – long-term debt	18,764	13,152	29,284
Other accrued liabilities	75,860	71,036	61,804
Provision for discontinued operations	10,483	10,505	7,770
Total current liabilities	425,771	405,916	440,052
Long-term debt	94,694	16,003	47,083
Pension liability	21,686	22,184	8,793
Deferred rent and other long-term liabilities	141,888	135,953	134,829
Provision for discontinued operations	4,247	4,254	4,789
Total liabilities	688,286	584,310	635,546
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,266	1,274	1,299
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 1, 2015 – 24,273,736/23,785,272
January 31, 2015 – 24,515,362/24,026,898
August 2, 2014 – 24,580,700/24,092,236	24,274	24,515	24,581
Additional paid-in capital	216,155	208,888	201,692
Retained earnings	806,498	820,563	746,075
Accumulated other comprehensive loss	(36,157)	(40,576)	(12,500)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	994,179	996,807	943,290
Noncontrolling interest – non-redeemable	1,836	1,970	2,001
Total equity	996,015	998,777	945,291
Total Liabilities and Equity	$1,684,301	$1,583,087	$1,580,837

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$655,525	$615,474	$1,316,122	$1,244,299
Cost of sales	335,434	313,729	669,698	626,610
Selling and administrative expenses	306,422	290,239	613,855	583,576
Asset impairments and other, net	1,173	1,422	3,819	311
Earnings from operations	12,496	10,084	28,750	33,802
Interest expense, net:
Interest expense	945	800	1,605	1,533
Interest income	(17)	(18)	(32)	(50)
Total interest expense, net	928	782	1,573	1,483
Earnings from continuing operations before income taxes	11,568	9,302	27,177	32,319
Income tax expense	3,975	4,534	9,639	13,453
Earnings from continuing operations	7,593	4,768	17,538	18,866
Provision for discontinued operations, net	(73)	(74)	(140)	(199)
Net Earnings	$7,520	$4,694	$17,398	$18,667

Basic earnings per common share:
Continuing operations	$0.32	$0.20	$0.74	$0.81
Discontinued operations	0.00	0.00	0.00	(0.01)
Net earnings	$0.32	$0.20	$0.74	$0.80
Diluted earnings per common share:
Continuing operations	$0.32	$0.20	$0.74	$0.80
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings	$0.32	$0.20	$0.73	$0.79

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$7,520	$4,694	$17,398	$18,667
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.5 million and $1.0 million for the three and six months ended August 1, 2015 and $0.3 million and $0.7 million for the three and six months ended August 2, 2014	727	521	1,552	1,107
Postretirement liability adjustments, net of tax of $0.0 million and ($0.3 million) for the three and six months ended August 1, 2015 and $0.0 million for the three and six months ended August 2, 2014	29	15	(405)	33
Foreign currency translation adjustments	(695)	(96)	3,272	3,127
Total other comprehensive income	61	440	4,419	4,267
Comprehensive income	$7,581	$5,134	$21,817	$22,934

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,520	$4,694	$17,398	$18,667
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,382	18,389	38,875	35,749
Amortization of deferred note expense and debt discount	210	172	382	345
Deferred income taxes	5,447	3,286	3,815	1,609
Recoveries on accounts receivable	(13)	(51)	(64)	(238)
Impairment of long-lived assets	931	418	1,697	1,242
Restricted stock expense	3,409	3,278	6,900	6,508
Provision for discontinued operations	120	122	231	328
Tax benefit of stock options and restricted stock	(15)	(2,178)	(59)	(3,098)
Other	632	418	762	462
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	2,191	(338)	(2,822)	(1,132)
Inventories	(99,105)	(78,631)	(135,727)	(97,120)
Prepaids and other current assets	(12,965)	(13,430)	(17,239)	(18,260)
Accounts payable	37,727	59,884	78,919	86,329
Other accrued liabilities	(60,357)	25,733	(89,497)	19,167
Other assets and liabilities	209	(46,068)	1,261	(42,694)
Net cash (used in) provided by operating activities	(94,677)	(24,302)	(95,168)	7,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,871)	(32,927)	(46,271)	(52,737)
Acquisitions, net of cash acquired	—	(3,233)	—	(3,233)
Proceeds from asset sales	15	7	34	156
Net cash used in investing activities	(21,856)	(36,153)	(46,237)	(55,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(10,842)	(6,242)	(12,604)	(7,698)
Proceeds from issuance of long-term debt	27,417	23,820	27,417	23,820
Borrowings under revolving credit facility	82,140	55,200	82,140	83,200
Payments on revolving credit facility	(13,400)	(34,000)	(13,400)	(62,000)
Tax benefit of stock options and restricted stock	15	2,178	59	3,098
Share repurchases	(21,695)	—	(21,695)	—
Change in overdraft balances	10,486	6,935	15,179	5,586
Additions to deferred note expense	(639)	—	(639)	—
Exercise of stock options	211	180	576	1,687
Other	—	(9)	—	(42)
Net cash provided by financing activities	73,693	48,062	77,033	47,651
Effect of foreign exchange rate fluctuations on cash	1,951	(186)	502	155
Net Decrease in Cash and Cash Equivalents	(40,889)	(12,579)	(63,870)	(144)
Cash and cash equivalents at beginning of period	89,886	71,882	112,867	59,447
Cash and cash equivalents at end of period	$48,997	$59,303	$48,997	$59,303
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$444	$793	$925	$1,294
Income taxes	21,212	19,155	33,782	24,977
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 1, 2014	$1,305	$24,408	$190,568	$734,533	$(16,767)	$(17,857)	$1,933	$918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	1,274	24,515	208,888	820,563	(40,576)	(17,857)	1,970	998,777
Net earnings	—	—	—	17,398	—	—	—	17,398
Other comprehensive income	—	—	—	—	4,419	—	—	4,419
Exercise of stock options	—	16	560	—	—	—	—	576
Employee and non-employee restricted stock	—	—	6,900	—	—	—	—	6,900
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and
restricted stock exercised	—	—	(34)	—	—	—	—	(34)
Shares repurchased	—	(424)	—	(27,055)	—	—	—	(27,479)
Other	(8)	(6)	14	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(134)	(134)
Balance August 1, 2015	$1,266	$24,274	$216,155	$806,498	$(36,157)	$(17,857)	$1,836	$996,015

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at August 1, 2015, the Company operated 2,800 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the six months ended August 1, 2015 and August 2, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

In its footwear wholesale operations, its Schuh Group segment and its Lids Sports Group wholesale operations, cost is determined using the first-in, first-out method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

The Lids Sports Group retail segment employs the moving average cost method for valuing inventories and apply freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level basis. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest test, which was completed in the second quarter of Fiscal 2016 for Lids Team Sports, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.
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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the second quarter of Fiscal 2016 and 2015, respectively, and $0.2 million and $0.4 million for the first six months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 9.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At August 1, 2015, the Company had a deferred tax valuation allowance of $4.6 million.

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

The Company recorded an effective income tax rate of 34.4% in the second quarter of Fiscal 2016 compared to 48.7% for the same period last year and 35.5% and 41.6% for the first six months of Fiscal 2016 and 2015, respectively. The lower tax rate in Fiscal 2016 reflects expectations of increased earnings in lower tax jurisdictions driven by expectations of increased earnings at Schuh due to no contingent bonus accruals and reduced deferred purchase price expense this year versus last year. In addition, the higher rate in Fiscal 2015 was also due to alternative minimum tax for prior years in Puerto Rico included in Fiscal 2015's second quarter tax expenses.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $49.0 million, $112.9 million and $59.3 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively, of which approximately $17.4 million, $25.2 million and $25.9 million was held by the Company's foreign subsidiaries as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at August 1, 2015, January 31, 2015 and August 2, 2014. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At August 1, 2015, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At August 1, 2015, January 31, 2015 and August 2, 2014, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $60.8 million, $45.6 million and $47.7 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 6% and one customer accounted for 5% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of August 1, 2015.

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

Depreciation expense related to property and equipment was approximately $18.7 million and $17.7 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and $37.5 million and $34.3 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $23.2 million, $23.5 million and $24.8 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively, and deferred rent of $46.9 million, $45.0 million and $44.0 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks, net of amortization, acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $199.8 million for the Lids Sports Group, $99.6 million for the Schuh Group and $0.8 million for Licensed Brands at August 1, 2015, $200.1 million for the Lids Sports Group, $96.0 million for the Schuh Group and $0.8 million for Licensed Brands at January 31, 2015 and $185.5 million for the Lids Sports Group, $107.3 million for the Schuh Group and $0.8 million for Licensed Brands at August 2, 2014. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

As a result of the various acquisitions comprising the Lids Team Sports team dealer business, the Company carries goodwill related to such acquisitions at a value of $18.0 million on its Condensed Consolidated Balance Sheets related to such acquisitions. Because the team dealer business to which the goodwill relates had performed below the Company's expectations, the Company performed impairment testing as of August 1, 2015. The Company found that the result of the impairment test, which valued the business at approximately $10.9 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with the test to be performed as of the end of the current fiscal year or in future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Lids Team Sports business by $6.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Lids Team Sports business by $0.4 million. However, if other assumptions do not remain constant, the fair value of the Lids Team Sports business may decrease by a greater amount.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 1, 2015 and January 31, 2015 are:

Fair Values
In thousands	August 1, 2015		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$41,137	$41,081	$—	$—
UK Term Loans	44,956	45,026	29,155	29,126
UK Revolver Borrowings	27,365	27,232	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.2 million and $2.3 million for the second quarters of Fiscal 2016 and 2015, respectively, and $4.6 million for each of the first six months of Fiscal 2016 and 2015.

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

Gift Cards
The Company has a gift card program that began in calendar year 1999 for its Lids Sports operations and calendar year 2000 for its footwear operations, excluding Schuh Group. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million for each of the second quarters of Fiscal 2016 and 2015 and $0.3 million for each of the first six months of Fiscal 2016 and 2015. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $14.1 million, $15.8 million and $12.6 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $107.6 million and $102.9 million for the second quarters of Fiscal 2016 and 2015, respectively, and $213.5 million and $203.7 million for the first six months of Fiscal 2016 and 2015, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $14.9 million and $14.8 million for the second quarters of Fiscal 2016 and 2015, respectively, and $32.1 million and $29.6 million for the first six months of Fiscal 2016 and 2015, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.8 million, $2.3 million and $1.7 million at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.7 million for each of the second quarters of Fiscal 2016 and 2015 and $1.7 million for each of the first six months of Fiscal 2016 and 2015. During the first six months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.5 million and $0.7 million for the second quarters of Fiscal 2016 and 2015, respectively, and $1.6 million and $1.3 million for the first six months of Fiscal 2016 and 2015, respectively. During the first six months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 8).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $1.4 million and $1.5 million for the second quarter and first six months of Fiscal 2016, respectively, and a net gain of $0.0 million and $(0.2) million for the second quarter and first six months of Fiscal 2015, respectively.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 1, 2015 consisted of $21.3 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.9 million, net of tax, and a cumulative foreign currency translation adjustment of $13.0 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive income for the six months ended August 1, 2015:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 31, 2015	$(16,247)	$(24,329)	$(40,576)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,944	—	3,944
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(672)	—	(672)
Net actuarial loss	—	(762)	(762)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	2,650	2,650
Income tax expense	—	741	741
Current period other comprehensive income, net of tax	3,272	1,147	4,419
Balance August 1, 2015	$(12,975)	$(23,182)	$(36,157)

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

New Accounting Principles
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet).

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

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Aug. 1, 2015	Jan. 31, 2015	Aug. 1, 2015	Jan. 31, 2015	Aug. 1, 2015	Jan. 31, 2015	Aug. 1, 2015	Jan. 31, 2015
Gross other intangibles	$13,695	$13,616	$18,305	$18,244	$3,127	$3,114	$35,127	$34,974
Accumulated amortization	(12,674)	(12,301)	(10,353)	(9,424)	(1,826)	(1,664)	(24,853)	(23,389)
Net Other Intangibles	$1,021	$1,315	$7,952	$8,820	$1,301	$1,450	$10,274	$11,585

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.8 million for each of the second quarters of Fiscal 2016 and 2015 and $1.5 million for each of the first six months of Fiscal 2016 and 2015. The amortization of intangibles, including trademarks, is expected to be $2.9 million, $2.4 million, $1.7 million, $1.5 million and $0.7 million for Fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

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

The Company recorded pretax charges of $1.2 million in the second quarter of Fiscal 2016, including a $0.9 million charge for retail store asset impairments and a $0.2 million charge for network intrusion expenses. The Company recorded pretax charges of $3.8 million in the first six months of Fiscal 2016, including charges of $2.0 million for network intrusion expenses, a $1.7 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

The Company recorded pretax charges of $1.4 million in the second quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses, a $0.6 million charge for other legal matters and a $0.4 million charge for retail store asset impairments, partially offset by a $(0.2) million gain on a lease termination. The Company recorded pretax charges of $0.3 million in the first six months of Fiscal 2015, including charges of $1.8 million for network intrusion expenses, $1.2 million for retail store asset impairments and $0.6 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of a Lids store.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 1, 2014	$11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015	14,759
Additional provision Fiscal 2016	232
Charges and adjustments, net	(261)
Balance August 1, 2015*	14,730
Current provision for discontinued operations	10,483
Total Noncurrent Provision for Discontinued Operations	$4,247

*Includes a $14.1 million environmental provision, including $10.5 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	August 1, 2015	January 31, 2015
Raw materials	$37,176	$32,941
Wholesale finished goods	68,455	65,785
Retail merchandise	629,172	499,419
Total Inventories	$734,803	$598,145

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of August 1, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 2, 2015	$67	$—	$—	$67	$766
Measured as of August 1, 2015	632	—	—	632	931
Sub-total asset impairment YTD					$1,697

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.9 million and $1.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three and six months ended August 1, 2015, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Long-Term Debt

In thousands	August 1, 2015	January 31, 2015
U.S. revolver borrowings	$41,137	$—
UK term loans	44,956	29,155
UK revolver borrowings	27,365	—
Total long-term debt	113,458	29,155
Current portion	18,764	13,152
Total Noncurrent Portion of Long-Term Debt	$94,694	$16,003

Long-term debt maturing during each of the next five years ending in January each year is $13.1 million, $15.6 million, $3.5 million, $43.1 million and $38.1 million, respectively.

The Company had $41.1 million of revolver borrowings outstanding under the Credit Facility at August 1, 2015, which includes $15.6 million (£10.0 million) related to Genesco (UK) Limited, and had $45.0 million in term loans outstanding and $27.4 million in revolver loans outstanding under the U.K. Credit Facilities (described below) at August 1, 2015. The Company had outstanding letters of credit of $14.4 million under the Credit Facility at August 1, 2015. These letters of credit support product purchases and lease and insurance indemnifications.
U.K. Credit Facility

In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at August 1, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$112	$113	$209	$130
Interest cost	1,062	1,163	62	55
Expected return on plan assets	(1,446)	(1,517)	—	—
Amortization:
Losses	1,197	860	48	24
Net amortization	1,197	860	48	24
Net Periodic Benefit Cost	$925	$619	$319	$209

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$225	$225	$419	$266
Interest cost	2,140	2,338	123	116
Expected return on plan assets	(2,895)	(3,035)	—	—
Amortization:
Losses	2,554	1,826	96	53
Net amortization	2,554	1,826	96	53
Net Periodic Benefit Cost	$2,024	$1,354	$638	$435

There is no cash contribution required for the pension plan in 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 1, 2015			August 2, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$7,593			$4,768

Less: Preferred stock dividends	—			—

Basic EPS from continuing operations
Income available to
common shareholders	7,593	23,538	$0.32	4,768	23,496	$0.20

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		33			80
Employees' preferred stock(1)		45			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$7,593	23,616	$0.32	$4,768	23,622	$0.20

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the second quarters ended August 1, 2015 and August 2, 2014.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 1, 2015			August 2, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$17,538			$18,866

Less: Preferred stock dividends	—			—

Basic EPS from continuing operations
Income available to
common shareholders	17,538	23,544	$0.74	18,866	23,432	$0.81

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		106			179
Employees' preferred stock(1)		45			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$17,538	23,695	$0.74	$18,866	23,657	$0.80

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first six months ended August 1, 2015 and August 2, 2014.

The Company repurchased 424,384 shares of common stock during the three and six months ended August 1, 2015 for $27.5 million of which $5.8 million was not paid in the second quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $33.4 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during the three and six months ended August 2, 2014.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.1 million as of August 1, 2015 and January 31, 2015 and accrued $11.9 million as of August 2, 2014. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the second quarters of Fiscal 2016 and 2015, respectively, and approximately $0.2 million and $0.4 million reflected in the first six months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the six months ended August 1, 2015 and August 2, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 1, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$247,177	$103,204	$222,425	$60,822	$22,150	$162	$655,940
Intercompany Sales	—	—	(207)	—	(208)	—	(415)
Net sales to external customers	$247,177	$103,204	$222,218	$60,822	$21,942	$162	$655,525
Segment operating income (loss)	$9,228	$4,892	$5,593	$846	$1,158	$(8,048)	$13,669
Asset Impairments and other*	—	—	—	—	—	(1,173)	(1,173)
Earnings (loss) from operations	9,228	4,892	5,593	846	1,158	(9,221)	12,496
Interest expense	—	—	—	—	—	(945)	(945)
Interest income	—	—	—	—	—	17	17
Earnings (loss) from continuing operations before income taxes	$9,228	$4,892	$5,593	$846	$1,158	$(10,149)	$11,568
Total assets**	$387,714	$266,461	$695,233	$114,577	$42,375	$177,941	$1,684,301
Depreciation and amortization	5,328	3,775	7,513	1,391	212	1,163	19,382
Capital expenditures	6,796	2,894	9,699	1,748	195	539	21,871

*Asset Impairments and other includes a $0.9 million charge for asset impairments, of which $0.5 million relates to the Lids Sports Group and $0.4 million relates to the Schuh Group, and a $0.2 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $199.8 million, $99.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $3.6 million from January 31, 2015 due to foreign currency translation adjustments. Of the Company's $310.4 million of property and equipment, $64.5 million and $13.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 2, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$236,838	99,770	$199,529	$54,995	$24,470	$262	$615,864
Intercompany Sales	—	—	(212)	—	(178)	—	(390)
Net sales to external customers	$236,838	$99,770	$199,317	$54,995	$24,292	$262	$615,474
Segment operating income (loss)	$6,820	$(197)	$8,474	$(424)	$1,873	$(5,040)	$11,506
Asset Impairments and other*	—	—	—	—	—	(1,422)	(1,422)
Earnings (loss) from operations	6,820	(197)	8,474	(424)	1,873	(6,462)	10,084
Interest expense	—	—	—	—	—	(800)	(800)
Interest income	—	—	—	—	—	18	18
Earnings (loss) from continuing operations before income taxes	$6,820	$(197)	$8,474	$(424)	$1,873	$(7,244)	$9,302
Total assets**	$339,876	283,895	$639,539	$108,725	$45,202	$163,600	$1,580,837
Depreciation and amortization	5,088	3,699	7,048	1,207	171	1,176	18,389
Capital expenditures	8,736	7,379	13,350	2,336	244	882	32,927

*Asset Impairments and other includes a $0.4 million charge for assets impairments in the Lids Sports Group, a $0.6 million charge for other legal matters and a $0.6 million charge for network intrusion expenses, partially offset by a $(0.2) million gain on a lease termination.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $185.5 million, $107.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.4 million from February 1, 2014 due to foreign currency translation adjustments. Goodwill for the Lids Sports Group includes $3.1 million added since February 1, 2014 from a small acquisition. Of the Company's $296.4 million of property and equipment, $69.0 million and $14.9 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 1, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$525,809	$181,766	$429,015	$127,184	$52,896	$297	$1,316,967
Intercompany Sales	—	—	(468)	—	(377)	—	(845)
Net sales to external customers	$525,809	$181,766	$428,547	$127,184	$52,519	$297	$1,316,122
Segment operating income (loss)	$33,650	$2,231	$2,196	$4,823	$4,181	$(14,512)	$32,569
Asset Impairments and other*	—	—	—	—	—	(3,819)	(3,819)
Earnings (loss) from operations	33,650	2,231	2,196	4,823	4,181	(18,331)	28,750
Interest expense	—	—	—	—	—	(1,605)	(1,605)
Interest income	—	—	—	—	—	32	32
Earnings (loss) from continuing operations before income taxes	$33,650	$2,231	$2,196	$4,823	$4,181	$(19,904)	$27,177
Total assets**	$387,714	$266,461	$695,233	$114,577	$42,375	$177,941	$1,684,301
Depreciation and amortization	10,788	7,288	15,231	2,756	427	2,385	38,875
Capital expenditures	13,775	6,036	20,488	4,488	329	1,155	46,271

*Asset Impairments and other includes a $2.0 million charge for network intrusion expense, a $1.7 million charge for asset impairments, of which $1.3 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $199.8 million, $99.6 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $3.6 million from January 31, 2015 due to foreign currency translation adjustment. Of the Company's $310.4 million of property and equipment, $64.5 million and $13.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 2, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$498,961	181,046	$388,864	$118,392	$57,155	$563	$1,244,981
Intercompany Sales	—	—	(281)	—	(401)	—	(682)
Net sales to external customers	$498,961	$181,046	$388,583	$118,392	$56,754	$563	$1,244,299
Segment operating income (loss)	$26,497	$(5,338)	$16,611	$4,072	$5,394	$(13,123)	$34,113
Asset Impairments and other*	—	—	—	—	—	(311)	(311)
Earnings (loss) from operations	26,497	(5,338)	16,611	4,072	5,394	(13,434)	33,802
Interest expense	—	—	—	—	—	(1,533)	(1,533)
Interest income	—	—	—	—	—	50	50
Earnings (loss) from continuing operations before income taxes	$26,497	$(5,338)	$16,611	$4,072	$5,394	$(14,917)	$32,319
Total assets**	$339,876	283,895	$639,539	$108,725	$45,202	$163,600	$1,580,837
Depreciation and amortization	9,849	7,205	14,130	2,288	303	1,974	35,749
Capital expenditures	14,606	12,213	18,439	4,872	490	2,117	52,737

*Asset Impairments and other includes a $1.8 million charge for network intrusion expenses, a $1.2 million charge for asset impairments, which is in Lids Sports Group and a $0.6 million charge for other legal matters, partially offset by a gain of $(3.4) million for a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $185.5 million, $107.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $2.4 million from February 1, 2014 due to foreign currency translation adjustment. Goodwill for the Lids Sports Group includes $3.1 million added since February 1, 2014 from a small acquisition. Of the Company's $296.4 million of property and equipment, $69.0 million and $14.9 million relate to property and equipment in the United Kingdom and Canada, respectively.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The timing, effectiveness and cost of the Company's initiatives to improve performance in the Lids Sports Group.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Weakness in the consumer economy.

•	Competition in the Company's markets.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of customers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes, including the timing of major sporting events, that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada, and through Schuh®stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,250 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at August 1, 2015, the Company operated 2,800 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the six months ended August 1, 2015 and August 2, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,925 square feet, include both street-level and mall locations primarily in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of August 1, 2015, the Company has opened seven Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,800 square feet. During the first quarter of Fiscal 2016, the Schuh Group opened its first Schuh store in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,775 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 153 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of August 1, 2015, the Company operates 184 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of August 1, 2015, Johnston & Murphy also operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring on November 30, 2018. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.

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

Summary of Results of Operations
The Company's net sales increased 6.5% during the second quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015. The increase reflected a 4% increase in Journeys Group sales, an 11% increase in Lids Sports Group sales, a 3% increase in Schuh Group sales and an 11% increase in Johnston & Murphy Group sales, offset slightly by a 10% decrease in Licensed Brands sales. Gross margin as a percentage of net sales decreased to 48.8% during the second quarter of Fiscal 2016, compared to 49.0% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Schuh Group and Lids Sports Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses decreased to 46.7% of net sales during the second quarter of Fiscal 2016 from 47.2% for the same quarter of Fiscal 2015, reflecting decreases in expenses as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increases as a percentage of net sales in Journeys Group, Licensed Brands and Corporate. Earnings from operations increased as a percentage of net sales during the second quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015, reflecting increased earnings from operations as a percentage of net sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased earnings from operations as a percentage of net sales in Lids Sports Group and Licensed Brands.

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

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.2 million in the second quarter of Fiscal 2016, including a $0.9 million charge for retail store asset impairments and a $0.2 million charge for network intrusion expenses. The Company recorded pretax charges of $3.8 million in the first six months of Fiscal 2016, including charges of $2.0 million for network intrusion expenses, a $1.7 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

The Company recorded pretax charges of $1.4 million in the second quarter of Fiscal 2015, including a $0.6 million charge for network intrusion expenses, a $0.6 million charge for other legal matters and $0.4 million charge for retail store asset impairments, partially offset by a $(0.2) million gain on a lease termination. The Company recorded pretax charges of $0.3 million in the first six months of Fiscal 2015, including charges of $1.8 million for network intrusion expenses, $1.2 million for retail store asset impairments and $0.6 million for other legal matters, partially offset by a $(3.4) million gain on a lease termination of Lids store.

Comparable Sales

For purposes of this report, "comparable sales" are sales from stores open longer than one year, beginning in the fifty-third week of a store’s operation (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation for every full week of the store closing. Expanded stores are excluded from the comparable sales calculation until the fifty-third week of operation in the expanded format. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Results of Operations - Second Quarter Fiscal 2016 Compared to Fiscal 2015

The Company's net sales in the second quarter ended August 1, 2015 increased 6.5% to $655.5 million from $615.5 million in the second quarter ended August 2, 2014, reflecting increased net sales in all of the Company's business segments except Licensed Brands, and a 7% increase in comparable sales. Gross margin increased 6.1% to $320.1 million in the second quarter this year from $301.7 million in the same period last year, but decreased as a percentage of net sales from 49.0% to 48.8%, reflecting decreased gross margin as a percentage of net sales in Schuh Group and Lids Sports Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the second quarter this year increased 5.6% from the second quarter last year but decreased as a percentage of net sales from 47.2% to 46.7%, reflecting decreased expenses as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increases as a percentage of net sales in Journeys Group, Licensed Brands and Corporate. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended August 1, 2015 were $11.6 million compared to $9.3 million for the second quarter ended August 2, 2014. Pretax earnings for the second quarter ended August 1, 2015 included an asset impairment and other charge of $1.2 million, primarily related to retail store asset impairments and network intrusion expenses. Pretax earnings also includes $0.6 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh was contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles required it to be expensed as compensation across the period of service until payment was due. Pretax earnings for the second quarter ended August 2, 2014 included an asset impairment and other charge of $1.4 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Last year's pretax earnings also included $2.2 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the second quarter ended August 1, 2015 were $7.5 million ($0.32 diluted earnings per share) compared to $4.7 million ($0.20 diluted earnings per share) for the second quarter ended August 2, 2014. The Company recorded an effective income tax rate of 34.4% in the second quarter this year compared to 48.7% in the same period last year. The tax rate for the second quarter of Fiscal 2016 was lower compared to last year's second quarter reflecting expectations of increased earnings in lower tax jurisdictions reflecting the absence of a contingent bonus accrual this year and reduced deferred purchase price expense this year versus last year at Schuh. In addition, the higher rate in Fiscal 2015 was also due to the inclusion of $0.8 million of alternative minimum tax for prior years in Puerto Rico included in Fiscal 2015's second quarter tax expenses.

Journeys Group

	Three Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$247,177	$236,838	4.4%
Earnings from operations	$9,228	$6,820	35.3%
Operating margin	3.7%	2.9%

Net sales from Journeys Group increased 4.4% to $247.2 million for the second quarter ended August 1, 2015, compared to $236.8 million for the same period last year. The increase reflects primarily a 4% increase in comparable sales, which includes a 3% increase in same store sales and a 21% increase in comparable direct sales, while average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) remained flat. The comparable sales increase reflected a 5% increase in the average price per pair of shoes while footwear unit sales decreased 2%. Journeys Group operated 1,171 stores at the end of the second quarter of Fiscal 2016, including 189 Journeys Kidz stores, 46 Shi by Journeys stores, 102 Underground by Journeys stores and 35 Journeys stores in Canada, compared to 1,172 stores at the end of the second quarter last year, including 179 Journeys Kidz stores, 49 Shi by Journeys stores, 115 Underground by Journeys stores and 32 Journeys stores in Canada.

Journeys Group earnings from operations for the second quarter ended August 1, 2015 increased 35.3% to $9.2 million compared to $6.8 million for the second quarter ended August 2, 2014. The increase was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting changes in sales mix and decreased markdowns.

Schuh Group

	Three Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$103,204	$99,770	3.4%
Earnings (loss) from operations	$4,892	$(197)	NM
Operating margin	4.7%	(0.2)%

Net sales from Schuh Group increased 3.4% to $103.2 million for the second quarter ended August 1, 2015, compared to $99.8 million for the second quarter ended August 2, 2014. The increase reflects primarily an 11% increase in average Schuh stores operated and an 8% increase in comparable sales, reflecting a 7% increase in same store sales and a 20% increase in comparable direct sales, partially offset by a decrease of $10.5 million in sales due to changes in foreign exchange rates. Schuh Group operated 113 stores, including seven Schuh Kids stores, at the end of the second quarter of Fiscal 2016, compared to 99 stores, including four Schuh Kids stores, at the end of the second quarter of Fiscal 2015.

Schuh Group earnings from operations was $4.9 million for the second quarter ended August 1, 2015 compared to a loss from operations of $(0.2) million for the second quarter ended August 2, 2014. Earnings included $0.6 million in the second quarter of Fiscal 2016 and $2.2 million in the second quarter of Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss in the second quarter last year also included $3.2 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvement in earnings from operations was due primarily to increased net sales and decreased expenses as a percentage of net sales, reflecting the decrease in the deferred purchase price obligation expense and the absence of contingent bonus accrual in the second quarter this year.

Lids Sports Group

	Three Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$222,218	$199,317	11.5%
Earnings from operations	$5,593	$8,474	(34.0)%
Operating margin	2.5%	4.3%

Net sales from Lids Sports Group increased 11.5% to $222.2 million for the second quarter ended August 1, 2015, compared to $199.3 million for the same period last year, reflecting primarily a comparable sales increase of 8%, which includes a 6% increase in same store sales and a 39% increase in comparable direct sales and a 3% increase in average Lids Sports Group stores operated, excluding leased departments. The increase in comparable direct sales was driven by Lids' implementing Locate, a system which gives users on-line access to inventory in stores, along with increased promotional activity as part of a program to clear excess inventory. Both comparable store sales and comparable direct sales benefited from a favorable lineup of teams in the NHL and NBA playoffs. The sales increase also reflects an 8% increase in Lids Team Sports sales. The comparable sales increase reflects a 9% increase in comparable store hat units sold, while the average price per hat decreased 3% for the second quarter this year. Lids Sports Group operated 1,344 stores at the end of the second quarter of Fiscal 2016, including 114 Lids stores in Canada, 233 Lids Locker Room and Clubhouse stores, which includes 39 Locker Room stores in Canada, and 184 Locker Room by Lids leased departments in Macy's, compared to 1,233 stores at the end of the second quarter last year, including 112 Lids stores in Canada, 206 Lids Locker Room and Clubhouse stores and 95 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations decreased 34.0% to $5.6 million for the second quarter ended August 1, 2015 compared to $8.5 million for the second quarter ended August 2, 2014. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity to reduce inventory, increased shipping and warehouse expense, and changes in sales mix.

Johnston & Murphy Group

	Three Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$60,822	$54,995	10.6%
Earnings (loss) from operations	$846	$(424)	NM
Operating margin	1.4%	(0.8)%

Johnston & Murphy Group net sales increased 10.6% to $60.8 million for the second quarter ended August 1, 2015 from $55.0 million for the second quarter ended August 2, 2014, reflecting primarily a 10% increase in comparable sales, which includes an 8% increase in same store sales and a 19% increase in comparable direct sales, a 2% increase in average stores operated for Johnston & Murphy retail operations and a 5% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 3% in the second quarter of Fiscal 2016 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 74.7% of Johnston & Murphy Group's sales in the second quarter this year, up from 73.3% in the second quarter last year. Comparable sales reflected a 6% increase in the average price per pair of shoes for Johnston & Murphy retail operations and footwear unit comparable sales increased 2%. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2016 included 172 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 170 Johnston & Murphy shops and factory stores, including seven stores in Canada, for the second quarter of Fiscal 2015.

Johnston & Murphy Group earnings from operations for the second quarter ended August 1, 2015 increased to $0.8 million compared to a loss of $(0.4) million for the same period last year, primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting changes in sales mix, and decreased expenses as a percentage of net sales, reflecting decreased advertising and bad debt expenses.

Licensed Brands

	Three Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$21,942	$24,292	(9.7)%
Earnings from operations	$1,158	$1,873	(38.2)%
Operating margin	5.3%	7.7%

Licensed Brands' net sales decreased 9.7% to $21.9 million for the second quarter ended August 1, 2015, from $24.3 million for the same period last year, reflecting decreased sales of Dockers Footwear, partially offset by increased sales of SureGrip Footwear. The sales decrease in Dockers Footwear reflects credit-related limitations on sales to a particular customer which are expected to continue at least through the current fiscal year. Unit sales for Dockers Footwear decreased 15% for the second quarter this year while the average price per pair of Dockers shoes was flat compared to the same period last year.

Licensed Brands' earnings from operations decreased 38.2%, from $1.9 million for the second quarter last year to $1.2 million for the second quarter this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting start up costs related to the launch of the Bass footwear license and increased advertising and compensation expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 1, 2015 increased to $9.2 million compared to $6.5 million for the second quarter ended August 2, 2014. Corporate expense in the second quarter this year included a $1.2 million charge in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. Corporate and other expense in the second quarter of Fiscal 2015 included a $1.4 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. The increase in corporate expenses excluding asset impairment and other charges is due to a reversal of bonus expense in the second quarter last year, foreign exchange loss and increased professional fees and compensation.

Net interest expense increased 18.7% from $0.8 million in the second quarter last year to $0.9 million for the second quarter this year due to increased borrowings to pay Schuh's contingent bonus and final deferred purchase price payment.

Results of Operations - Six Months Fiscal 2016 Compared to Fiscal 2015

The Company's net sales in the first six months ended August 1, 2015 increased 5.8% to $1.32 billion from $1.24 billion in the first six months ended August 2, 2014, reflecting increased net sales in all of the Company's business segments except Licensed Brands, and a 6% increase in comparable sales. Gross margin increased 4.7% to $646.4 million in the first six months this year from $617.7 million in the same period last year, but decreased as a percentage of net sales from 49.6% to 49.1%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the first six months this year increased 5.2% from the first six months last year but decreased slightly as a percentage of net sales from 46.9% to 46.6%, reflecting decreased expenses as a percentage of net sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by increases as a percentage of net sales in Lids Sports Group and Licensed Brands, while Corporate expenses remained flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months ended August 1, 2015 were $27.2 million compared to $32.3 million for the first six months ended August 2, 2014. Pretax earnings for the first six months ended August 1, 2015 included an asset impairment and other charge of $3.8 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. Pretax earnings also includes $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh was contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles required it to be expensed as compensation across the period of service until payment is due. Pretax earnings for the first six months ended August 2, 2014 included an asset impairment and other charge of $0.3 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Last year's pretax earnings also included $5.3 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first six months ended August 1, 2015 were $17.4 million ($0.73 diluted earnings per share) compared to $18.7 million ($0.79 diluted earnings per share) for the first six months ended August 2, 2014. The Company recorded an effective income tax rate of 35.5% in the first six months this year compared to 41.6% in the same period last year. The tax rate for the first six months of Fiscal 2016 was lower compared to last year's first six months reflecting expectations of increased earnings in lower tax jurisdictions reflecting the absence of a contingent bonus accrual this year and reduced deferred purchase price expense this year versus last year at Schuh. In addition, the higher rate in Fiscal 2015 was also due to alternative minimum tax for prior years in Puerto Rico included in Fiscal 2015's second quarter tax expenses.

Journeys Group

	Six Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$525,809	$498,961	5.4%
Earnings from operations	$33,650	$26,497	27.0%
Operating margin	6.4%	5.3%

Net sales from Journeys Group increased 5.4% to $525.8 million for the first six months ended August 1, 2015 compared to $499.0 million for the same period last year. The increase reflects primarily a 5% increase in comparable sales, which includes a 4% increase in same store sales and an 15% increase in comparable direct sales, while average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the six months and the last day of each fiscal month during the six months divided by seven) remained flat. The comparable sales increase reflected a 5% increase in the average price per pair of shoes, while footwear unit sales remained flat.

Journeys Group earnings from operations for the first six months ended August 1, 2015 increased 27.0% to $33.7 million compared to $26.5 million for the first six months ended August 2, 2014. The increase was primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting decreased markdowns and changes in sales mix, and to decreased expenses as a percentage of net sales, reflecting $4.9 million in bonus expense in last year's first six months as a result of the EVA plan amendment.

Schuh Group

	Six Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$181,766	$181,046	0.4%
Earning (loss) from operations	$2,231	$(5,338)	NM
Operating margin	1.2%	(2.9)%

Net sales from Schuh Group increased 0.4% to $181.8 million for the first six months ended August 1, 2015, compared to $181.0 million for the first six months ended August 2, 2014. The increase reflects primarily a 12% increase in average Schuh stores operated and a 6% increase in comparable sales, reflecting a 4% increase in same store sales and an 18% increase in comparable direct sales, offset by a decrease of $19.8 million in sales due to changes in foreign exchange rates.

Schuh Group earnings from operations were $2.2 million for the first six months ended August 1, 2015 compared to a loss of $(5.3) million for the first six months ended August 2, 2014. Earnings included $1.5 million in the first six months of Fiscal 2016 and $5.3 million in the first six months of Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss for the first six months last year also included $4.6 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvement in earnings from operations was due primarily to decreased expenses as a percentage of net sales, reflecting the decrease in the deferred purchase price obligation expense and the absence of contingent bonus accrual this year.

Lids Sports Group

	Six Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$428,547	$388,583	10.3%
Earnings from operations	$2,196	$16,611	(86.8)%
Operating margin	0.5%	4.3%

Net sales from Lids Sports Group increased 10.3% to $428.5 million for the first six months ended August 1, 2015, compared to $388.6 million for the same period last year, reflecting primarily a 5% increase in average Lids Sports Group stores operated, excluding leased departments, and a comparable sales increase of 6%, which includes a 3% increase in same store sales and a 50% increase in comparable direct sales. The increase in comparable direct sales was driven by Lids' implementing Locate, a system which gives users on-line access to inventory in stores, along with increased promotional activity as part of a program to clear excess inventory. The sales increase also reflects an 11% increase in Lids Team Sports sales. The comparable sales increase reflects a 9% increase in comparable store hat units sold, while the average price per hat decreased 4% for the first six months this year.

Lids Sports Group earnings from operations decreased 86.8% to $2.2 million for the first six months ended August 1, 2015 compared to earnings of $16.6 million for the first six months ended August 2, 2014. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity to reduce inventory, increased shipping and warehouse expense, and changes in sales mix, and to increased expenses as a percentage of net sales, due primarily to increased store related expenses from the growth of 116 stores from last year in the Locker Room concepts including 89 Macy's Locker Room locations.

Johnston & Murphy Group

	Six Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$127,184	$118,392	7.4%
Earnings from operations	$4,823	$4,072	18.4%
Operating margin	3.8%	3.4%

Johnston & Murphy Group net sales increased 7.4% to $127.2 million for the first six months ended August 1, 2015 from $118.4 million for the first six months ended August 2, 2014, reflecting primarily a 6% increase in comparable sales, which includes a 5% increase in same store sales and a 12% increase in comparable direct sales, a 1% increase in average stores operated for Johnston & Murphy retail operations and a 6% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the first six months of Fiscal 2016 while the average price per pair of shoes remained flat for the same period. Retail operations accounted for 71.1% of Johnston & Murphy Group's sales in the first six months this year, up from 70.5% in the first six months last year. Comparable sales reflected a 5% increase in the average price per pair of shoes for Johnston & Murphy retail operations and a 1% increase in footwear unit comparable sales.

Johnston & Murphy Group earnings from operations for the first six months ended August 1, 2015 increased 18.4% to $4.8 million compared to $4.1 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased advertising and bad debt expenses.

Licensed Brands

	Six Months Ended
	August 1, 2015	August 2, 2014	% Change
	(dollars in thousands)
Net sales	$52,519	$56,754	(7.5)%
Earnings from operations	$4,181	$5,394	(22.5)%
Operating margin	8.0%	9.5%

Licensed Brands' net sales decreased 7.5% to $52.5 million for the first six months ended August 1, 2015, from $56.8 million for the same period last year, reflecting decreased sales of Dockers Footwear and Chaps Footwear, partially offset by increased sales of SureGrip Footwear. The sales decrease in Dockers Footwear reflects credit-related limitations on sales to a particular customer which are expected to continue at least through the current fiscal year. Unit sales for Dockers Footwear decreased 12% for the first six months this year while the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 22.5%, from $5.4 million for the first six months last year to $4.2 million for the first six months this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting start-up costs for the launch of the Bass footwear license and increased advertising, bad debt, compensation and freight expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended August 1, 2015 increased to $18.3 million compared to $13.4 million for the first six months ended August 2, 2014. Corporate expense in the first six months this year included a $3.8 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate and other expense in the first six months of Fiscal 2015 included a $0.3 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination of a Lids store. The increase in corporate expenses excluding asset impairment and other charges is due to increased compensation, foreign exchange loss and increased professional fees.

Net interest expense increased 6.1% from $1.5 million in the first six months last year to $1.6 million for the first six months this year due to the borrowings in the second quarter this year to fund the Schuh contingent bonus and deferred purchase price payments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 1, 2015	January 31, 2015	August 2, 2014
	(dollars in millions)
Cash and cash equivalents	$49.0	$112.9	$59.3
Working capital	$516.3	$441.7	$439.2
Long-term debt (including current portion)	$113.5	$29.2	$76.4

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $95.2 million in the first six months of Fiscal 2016 compared to cash provided by operating activities of $7.9 million in the first six months of Fiscal 2015. The $103.1 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in other accrued liabilities and other assets and liabilities combined and inventory of $64.7 million and $38.6 million, respectively. The $64.7 million decrease in cash flow from other accrued liabilities and other assets and liabilities combined reflects the Schuh contingent bonus, deferred purchase price and other acquisition related payments and an increase in income tax payments this year versus last year. The $38.6 million decrease in cash flow from inventory reflects seasonal increases in retail inventory for anticipated back-to-school sales, principally in the Journeys Group due to changes in buying patterns versus last year.

The $135.7 million increase in inventories at August 1, 2015 from January 31, 2015 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in Licensed Brands inventory.

Accounts receivable at August 1, 2015 increased by $2.8 million compared to January 31, 2015, due primarily to increased sales in the Lids Team Sports wholesale business.

Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facility discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its Credit Facilities will be sufficient to cover its working capital and capital expenditures for the foreseeable future.
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
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provide an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019.

There were $45.0 million in UK term loans and $27.4 million in UK revolver loans outstanding at August 1, 2015. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at August 1, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.

The Company's revolving credit borrowings averaged $5.1 million during the six months ended August 1, 2015 and revolving borrowings averaged $5.4 million during the six months ended August 2, 2014, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first six months of each year.

There were $14.4 million of letters of credit outstanding and $41.1 million of revolver borrowings outstanding, including $15.6 million (£10.0 million) related to Genesco (UK) Limited, under the Credit Facility at August 1, 2015. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $360.1 million at August 1, 2015. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at August 1, 2015.

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

The Company's contractual obligations at August 1, 2015 decreased approximately 3% from January 31, 2015 due primarily to a decrease in purchase obligations and a decrease in the Schuh acquisition related obligation due to payments made in the second quarter this year, partially offset by increased lease obligations and an increase in long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2016 are expected to be approximately $118 million. These include retail capital expenditures of approximately $103 million to open approximately 20 Journeys stores, including five in Canada, 20 Journeys Kidz stores, 18 Schuh stores, including four Schuh Kids stores, eight Johnston & Murphy shops and factory stores and 26 Lids Sports Group stores, including 15 Lids stores, with five stores in Canada, and six Lids Locker Room and Clubhouse stores, and to complete approximately 150 major store renovations. Also included in the $103 million retail capital expenditures, is approximately $27 million for a new office building for the Company's Lids Sport Group, distribution center improvements and computer hardware and software. The planned amount of capital expenditures in Fiscal 2016 for wholesale operations and other purposes is approximately $15 million, including approximately $6.8 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2016. In addition to the seasonal working capital requirements, the Company paid approximately $73 million related to the Schuh contingent bonus, deferred purchase price and other acquisition related payments during the first six months of Fiscal 2016. The Company funded these payments from a combination of cash on hand, cash generated from operations, U.K. bank borrowings and borrowings under the Credit Facility. The approximately $10.5 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during Fiscal 2016.

The Company had total available cash and cash equivalents of $49.0 million, $112.9 million and $59.3 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively, of which approximately $17.4 million, $25.2 million and $25.9 million was held by the Company's foreign subsidiaries as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 424,384 shares of common stock during the three and six months ended August 1, 2015 for $27.5 million of which $5.8 million was not paid in the second quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $33.4 million remaining under its current $75.0 million share repurchase authorization. The Company did not repurchase any shares during the three and six months ended August 2, 2014.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the second quarter of Fiscal 2016 and 2015, respectively, and $0.2 million and $0.4 million for the first six months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $45.0 million of outstanding U.K. term loans at a weighted average interest rate of 2.63% as of August 1, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million on the $45.0 million term loans. The Company has $27.4 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.77% as of August 1, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $27.4 million revolver borrowings. The Company has $41.1 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.92% as of August 1, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million on the $41.1 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at August 1, 2015. As a result, the Company considers the interest rate market risk implicit in these investments at August 1, 2015 to be low.

Accounts Receivable - The Company's accounts receivable balance at August 1, 2015 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 6%, one customer accounted for 5%, while no other customer accounted for more than 4% of the Company's total trade receivables balance as of August 1, 2015. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

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

Summary - Based on the Company's overall market interest rate exposure at August 1, 2015, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2016 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the six months ended August 1, 2015 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of August 1, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2015
5-3-15 to 5-30-15	—	$—	—	$—

June 2015
5-31-15 to 6-27-15(1)	23,817	$65.69	23,817	$59,343
5-31-15 to 6-27-15(2)	20,617	$66.58

July 2015
6-28-15 to 8-1-15(1)	400,567	$64.70	400,567	$33,428
6-28-15 to 8-1-15(2)	45,166	$65.74	—	$—

(1)
Share repurchases were made pursuant to the share repurchase program described under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

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
Date: September 10, 2015