Form 10-Q
period 2015-10-31
GENESCO INC
filed 2015-12-10
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 27, 2015, 22,090,544 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	October 31, 2015	January 31, 2015	November 1, 2014
Current Assets:
Cash and cash equivalents	$28,148	$112,867	$38,026
Accounts receivable, net of allowances of $5,036 at October 31,
2015, $4,191 at January 31, 2015 and $4,462 at November 1, 2014	82,136	55,263	71,796
Inventories	779,895	598,145	737,577
Deferred income taxes	31,464	28,293	23,651
Prepaids and other current assets	65,448	53,090	60,002
Total current assets	987,091	847,658	931,052

Property and equipment:
Land	8,267	7,653	7,822
Buildings and building equipment	34,687	32,872	33,764
Computer hardware, software and equipment	181,810	164,512	152,770
Furniture and fixtures	203,201	192,078	192,830
Construction in progress	47,712	25,587	34,643
Improvements to leased property	352,731	349,087	348,515
Property and equipment, at cost	828,408	771,789	770,344
Accumulated depreciation	(506,339)	(466,037)	(455,680)
Property and equipment, net	322,069	305,752	314,664
Deferred income taxes	27	31	4,335
Goodwill	298,990	296,865	304,552
Trademarks, net of accumulated amortization of $5,652 at
October 31, 2015, $5,054 at January 31, 2015 and $4,867 at
November 1, 2014	82,094	82,263	84,947
Other intangibles, net of accumulated amortization of $25,413 at
October 31, 2015, $23,389 at January 31, 2015 and $22,802 at
November 1, 2014	9,649	11,585	12,590
Other noncurrent assets	43,784	38,933	17,105
Total Assets	$1,743,704	$1,583,087	$1,669,245

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	October 31, 2015	January 31, 2015	November 1, 2014
Current Liabilities:
Accounts payable	$270,951	$176,307	$248,782
Accrued employee compensation	25,759	88,030	83,042
Accrued other taxes	22,702	33,965	21,501
Accrued income taxes	3,792	12,921	6,121
Current portion – long-term debt	15,437	13,152	35,347
Other accrued liabilities	85,063	71,036	82,170
Provision for discontinued operations	10,904	10,505	7,759
Total current liabilities	434,608	405,916	484,722
Long-term debt	199,691	16,003	79,688
Pension liability	21,441	22,184	8,597
Deferred rent and other long-term liabilities	153,329	135,953	120,790
Provision for discontinued operations	4,272	4,254	4,790
Total liabilities	813,341	584,310	698,587
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,233	1,274	1,286
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 31, 2015 – 22,579,008/22,090,544
January 31, 2015 – 24,515,362/24,026,898
November 1, 2014 – 24,566,507/24,078,043	22,579	24,515	24,566
Additional paid-in capital	220,379	208,888	205,485
Retained earnings	739,180	820,563	773,804
Accumulated other comprehensive loss	(37,055)	(40,576)	(18,820)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	928,459	996,807	968,464
Noncontrolling interest – non-redeemable	1,904	1,970	2,194
Total equity	930,363	998,777	970,658
Total Liabilities and Equity	$1,743,704	$1,583,087	$1,669,245

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$773,898	$722,915	$2,090,020	$1,967,214
Cost of sales	400,012	364,426	1,069,710	991,036
Selling and administrative expenses	321,685	310,893	935,540	894,469
Asset impairments and other, net	151	1,036	3,970	1,347
Earnings from operations	52,050	46,560	80,800	80,362
Indemnification asset write-off	—	7,050	—	7,050
Interest expense, net:
Interest expense	1,314	914	2,919	2,447
Interest income	16	(23)	(16)	(73)
Total interest expense, net	1,330	891	2,903	2,374
Earnings from continuing operations before income taxes	50,720	38,619	77,897	70,938
Income tax expense	17,865	9,869	27,504	23,322
Earnings from continuing operations	32,855	28,750	50,393	47,616
Provision for discontinued operations, net	(348)	(88)	(488)	(287)
Net Earnings	$32,507	$28,662	$49,905	$47,329

Basic earnings per common share:
Continuing operations	$1.44	$1.22	$2.16	$2.03
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Net earnings	$1.42	$1.21	$2.14	$2.01
Diluted earnings per common share:
Continuing operations	$1.43	$1.21	$2.15	$2.01
Discontinued operations	(0.01)	0.00	(0.02)	(0.01)
Net earnings	$1.42	$1.21	$2.13	$2.00

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$32,507	$28,662	$49,905	$47,329
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.5 million and $1.5 million for the three and nine months ended October 31, 2015 and $0.4 million and $1.1 million for the three and nine months ended November 1, 2014	727	521	2,279	1,628
Postretirement liability adjustments, net of tax of $0.1 million and ($0.2 million) for the three and nine months ended October 31, 2015 and $0.0 million for the three and nine months ended November 1, 2014	29	15	(376)	48
Foreign currency translation adjustments	(1,654)	(6,856)	1,618	(3,729)
Total other comprehensive income (loss)	(898)	(6,320)	3,521	(2,053)
Comprehensive income	$31,609	$22,342	$53,426	$45,276

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,507	$28,662	$49,905	$47,329
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,294	19,006	58,169	54,755
Amortization of deferred note expense and debt discount	222	173	604	518
Deferred income taxes	(622)	(8,022)	3,193	(6,413)
Recoveries on accounts receivable	283	317	219	79
Tax indemnification asset write-off	—	7,050	—	7,050
Impairment of long-lived assets	90	397	1,787	1,639
Restricted stock expense	3,550	3,435	10,450	9,943
Provision for discontinued operations	570	144	801	472
Tax benefit of stock options and restricted stock	(30)	(21)	(89)	(3,119)
Other	394	329	1,155	791
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(24,097)	(15,550)	(26,919)	(16,682)
Inventories	(45,797)	(66,219)	(181,524)	(163,339)
Prepaids and other current assets	5,080	12,480	(12,159)	(5,780)
Accounts payable	12,838	7,539	91,757	93,868
Other accrued liabilities	10,175	22,215	(79,322)	41,382
Other assets and liabilities	4,789	(10,902)	6,051	(53,596)
Net cash provided by (used in) operating activities	19,246	1,033	(75,922)	8,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,525)	(32,580)	(77,796)	(85,317)
Acquisitions, net of cash acquired	—	(31,684)	—	(34,917)
Proceeds from asset sales	21	79	55	235
Net cash used in investing activities	(31,504)	(64,185)	(77,741)	(119,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(5,137)	(3,057)	(17,741)	(10,755)
Proceeds from issuance of long-term debt	—	2,433	27,417	26,253
Borrowings under revolving credit facility	206,037	129,750	288,177	212,950
Payments on revolving credit facility	(98,200)	(88,750)	(111,600)	(150,750)
Tax benefit of stock options and restricted stock	30	21	89	3,119
Share repurchases	(99,120)	(946)	(120,815)	(946)
Change in overdraft balances	(12,676)	2,383	2,503	7,969
Additions to deferred note cost	(16)	—	(655)	—
Exercise of stock options	500	322	1,076	2,009
Other	—	—	—	(42)
Net cash (used in) provided by financing activities	(8,582)	42,156	68,451	89,807
Effect of foreign exchange rate fluctuations on cash	(9)	(281)	493	(126)
Net Decrease in Cash and Cash Equivalents	(20,849)	(21,277)	(84,719)	(21,421)
Cash and cash equivalents at beginning of period	48,997	59,303	112,867	59,447
Cash and cash equivalents at end of period	$28,148	$38,026	$28,148	$38,026
Supplemental Cash Flow Information:
Net cash paid (received) for:
Interest	$1,140	$658	$2,065	$1,952
Income taxes	5,895	(1,202)	39,677	23,775
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 1, 2014	$1,305	$24,408	$190,568	$734,533	$(16,767)	$(17,857)	$1,933	$918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	1,274	24,515	208,888	820,563	(40,576)	(17,857)	1,970	998,777
Net earnings	—	—	—	49,905	—	—	—	49,905
Other comprehensive income	—	—	—	—	3,521	—	—	3,521
Exercise of stock options	—	30	1,046	—	—	—	—	1,076
Issue shares - Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	10,450	—	—	—	—	10,450
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and
restricted stock exercised	—	—	(13)	—	—	—	—	(13)
Shares repurchased	—	(2,133)	—	(126,880)	—	—	—	(129,013)
Other	(41)	(9)	50	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(66)	(66)
Balance October 31, 2015	$1,233	$22,579	$220,379	$739,180	$(37,055)	$(17,857)	$1,904	$930,363

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com; and an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports Group business, at October 31, 2015, the Company operated 2,817 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the nine months ended October 31, 2015 and November 1, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level basis. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest test was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.
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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million and $0.1 million for the third quarter of Fiscal 2016 and 2015, respectively, and $0.8 million and $0.5 million for the first nine months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s reserves and accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves will be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 9.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At October 31, 2015, the Company had a deferred tax valuation allowance of $3.1 million.

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

The Company recorded an effective income tax rate of 35.2% in the third quarter of Fiscal 2016 compared to 25.6% for the same period last year and 35.3% and 32.9% for the first nine months of Fiscal 2016 and 2015, respectively. The tax rate for Fiscal 2016 was higher compared to Fiscal 2015 primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during the third quarter of Fiscal 2015.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $28.1 million, $112.9 million and $38.0 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively, of which approximately $3.1 million, $25.2 million and $13.7 million was held by the Company's foreign subsidiaries as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at October 31, 2015, January 31, 2015 and November 1, 2014. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At October 31, 2015, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At October 31, 2015, January 31, 2015 and November 1, 2014, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $48.1 million, $45.6 million and $50.1 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. The Company’s Lids Team Sports wholesale business sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7% and one customer accounted for 6% of the Company’s total trade receivables balance, while no other customer accounted for more than 5% of the Company’s total trade receivables balance as of October 31, 2015.

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

Depreciation expense related to property and equipment was approximately $18.5 million and $18.0 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and $56.0 million and $52.3 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $26.2 million, $23.5 million and $25.4 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively, and deferred rent of $47.7 million, $45.0 million and $44.2 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Schuh Group Ltd. in June 2011 and Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $199.8 million for the Lids Sports Group, $98.4 million for the Schuh Group and $0.8 million for Licensed Brands at October 31, 2015, $200.1 million for the Lids Sports Group, $96.0 million for the Schuh Group and $0.8 million for Licensed Brands at January 31, 2015 and $201.9 million for the Lids Sports Group, $101.9 million for the Schuh Group and $0.8 million for Licensed Brands at November 1, 2014. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 31, 2015 and January 31, 2015 are:

Fair Values
In thousands	October 31, 2015		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$148,845	$148,750	$—	$—
UK Term Loans	39,268	39,197	29,155	29,126
UK Revolver Borrowings	27,015	26,845	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $2.6 million for each of the third quarters of Fiscal 2016 and 2015 and $7.2 million for each of the first nine months of Fiscal 2016 and 2015.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million for each of the third quarters of Fiscal 2016 and 2015 and $0.4 million for each of the first nine months of Fiscal 2016 and 2015. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $13.8 million, $15.8 million and $12.7 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $109.0 million and $103.2 million for the third quarters of Fiscal 2016 and 2015, respectively, and $322.5 million and $306.9 million for the first nine months of Fiscal 2016 and 2015, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $17.6 million and $15.3 million for the third quarters of Fiscal 2016 and 2015, respectively, and $49.7 million and $44.9 million for the first nine months of Fiscal 2016 and 2015, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $3.8 million, $2.3 million and $4.2 million at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.1 million and $1.0 million for the third quarters of Fiscal 2016 and 2015, respectively, and $2.8 million and $2.7 million for the first nine months of Fiscal 2016 and 2015, respectively. During the first nine months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.0 million and $1.5 million for the third quarters of Fiscal 2016 and 2015, respectively, and $3.6 million and $2.8 million for the first nine months of Fiscal 2016 and 2015, respectively. During the first nine months of Fiscal 2016 and 2015, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 8).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.6 million and $2.1 million for the third quarter and first nine months of Fiscal 2016, respectively, and a net loss of $1.0 million and $0.8 million for the third quarter and first nine months of Fiscal 2015, respectively.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 31, 2015 consisted of $20.5 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.9 million, net of tax, and a cumulative foreign currency translation adjustment of $14.6 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive income for the nine months ended October 31, 2015:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 31, 2015	$(16,247)	$(24,329)	$(40,576)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	2,360	—	2,360
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(743)	—	(743)
Net actuarial loss	—	(762)	(762)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	3,894	3,894
Income tax expense	—	1,228	1,228
Current period other comprehensive income, net of tax	1,617	1,904	3,521
Balance October 31, 2015	$(14,630)	$(22,425)	$(37,055)

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

New Accounting Principles
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU No. 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2015-17 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.

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

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Oct. 31, 2015	Jan. 31, 2015	Oct. 31, 2015	Jan. 31, 2015	Oct. 31, 2015	Jan. 31, 2015	Oct. 31, 2015	Jan. 31, 2015
Gross other intangibles	$13,663	$13,616	$18,284	$18,244	$3,115	$3,114	$35,062	$34,974
Accumulated amortization	(12,739)	(12,301)	(10,772)	(9,424)	(1,902)	(1,664)	(25,413)	(23,389)
Net Other Intangibles	$924	$1,315	$7,512	$8,820	$1,213	$1,450	$9,649	$11,585

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.7 million and $0.9 million for the third quarters of Fiscal 2016 and 2015, respectively, and $2.2 million and $2.4 million for the first nine months of Fiscal 2016 and 2015, respectively. The amortization of intangibles, including trademarks, is expected to be $2.9 million, $2.4 million, $1.7 million, $1.5 million and $0.8 million for Fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

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

The Company recorded pretax charges of $0.2 million in the third quarter of Fiscal 2016, including a $0.1 million charge for retail store asset impairments and a $0.1 million charge for network intrusion expenses. The Company recorded pretax charges of $4.0 million in the first nine months of Fiscal 2016, including charges of $2.1 million for network intrusion expenses, a $1.8 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 1, 2014	$11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015	14,759
Additional provision Fiscal 2016	801
Charges and adjustments, net	(384)
Balance October 31, 2015*	15,176
Current provision for discontinued operations	10,904
Total Noncurrent Provision for Discontinued Operations	$4,272

*Includes a $14.5 million environmental provision, including $10.9 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	October 31, 2015	January 31, 2015
Raw materials	$34,239	$32,941
Wholesale finished goods	60,990	65,785
Retail merchandise	684,666	499,419
Total Inventories	$779,895	$598,145

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of October 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 2, 2015	$67	$—	$—	$67	$766
Measured as of August 1, 2015	632	—	—	632	931
Measured as of October 31, 2015	200	—	—	200	$90
Sub-total asset impairment YTD					$1,787

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.1 million and $1.8 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three and nine months ended October 31, 2015, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Long-Term Debt

In thousands	October 31, 2015	January 31, 2015
U.S. revolver borrowings	$148,845	$—
UK term loans	39,268	29,155
UK revolver borrowings	27,015	—
Total long-term debt	215,128	29,155
Current portion	15,437	13,152
Total Noncurrent Portion of Long-Term Debt	$199,691	$16,003

Long-term debt maturing during each of the next five years ending in January each year is $7.8 million, $15.4 million, $3.5 million, $150.8 million and $37.6 million, respectively.

The Company had $148.8 million of revolver borrowings outstanding under the Credit Facility at October 31, 2015, which includes $15.4 million (£10.0 million) related to Genesco (UK) Limited and $8.4 million (C$11.0 million) related to GCO Canada, and had $39.3 million in term loans outstanding and $27.0 million in revolver loans outstanding under the U.K. Credit Facilities (described below) at October 31, 2015. The Company had outstanding letters of credit of $13.5 million under the Credit Facility at October 31, 2015. These letters of credit support product purchases and lease and insurance indemnifications.
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

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at October 31, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$113	$112	$209	$130
Interest cost	1,062	1,163	61	55
Expected return on plan assets	(1,446)	(1,517)	—	—
Amortization:
Losses	1,197	860	48	25
Net amortization	1,197	860	48	25
Net Periodic Benefit Cost	$926	$618	$318	$210

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$338	$337	$628	$396
Interest cost	3,202	3,501	184	171
Expected return on plan assets	(4,341)	(4,552)	—	—
Amortization:
Losses	3,751	2,686	144	78
Net amortization	3,751	2,686	144	78
Net Periodic Benefit Cost	$2,950	$1,972	$956	$645

There is no cash contribution required for the pension plan in 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 31, 2015			November 1, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$32,855			$28,750

Basic EPS from continuing operations
Income available to
common shareholders	32,855	22,834	$1.44	28,750	23,602	$1.22

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		39			113
Employees' preferred stock(1)		44			45

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$32,855	22,917	$1.43	$28,750	23,760	$1.21

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the third quarters ended October 31, 2015 and November 1, 2014.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 31, 2015			November 1, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$50,393			$47,616

Basic EPS from continuing operations
Income available to
common shareholders	50,393	23,308	$2.16	47,616	23,489	$2.03

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		84			156
Employees' preferred stock(1)		44			46

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$50,393	23,436	$2.15	$47,616	23,691	$2.01

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first nine months ended October 31, 2015 and November 1, 2014.

The Company repurchased 1,708,000 and 2,132,384 shares of common stock during the three and nine months ended October 31, 2015 for $101.5 million and $129.0 million, respectively, of which $8.2 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $21.5 million remaining under its current $100.0 million share repurchase authorization approved by the Company's board of directors in September 2015. The Company repurchased 13,159 shares during the three and nine months ended November 1, 2014 for $0.9 million.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.5 million, $14.1 million and $11.9 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million and $0.1 million for the third quarters of Fiscal 2016 and 2015, respectively, and approximately $0.8 million and $0.5 million reflected in the first nine months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. The Company reached an agreement to settle the matter. The court granted final approval of the settlement on May 8, 2015 and dismissed the case.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the nine months ended October 31, 2015 and November 1, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, the Lids Team Sports business and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
October 31, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$321,996	$101,644	$247,178	$70,416	$32,800	$276	$774,310
Intercompany Sales	—	—	(211)	—	(201)	—	(412)
Net sales to external customers	$321,996	$101,644	$246,967	$70,416	$32,599	$276	$773,898
Segment operating income (loss)	$38,944	$8,649	$4,704	$4,637	$3,345	$(8,078)	$52,201
Asset Impairments and other*	—	—	—	—	—	(151)	(151)
Earnings (loss) from operations	38,944	8,649	4,704	4,637	3,345	(8,229)	52,050
Interest expense	—	—	—	—	—	(1,314)	(1,314)
Interest income	—	—	—	—	—	(16)	(16)
Earnings (loss) from continuing operations before income taxes	$38,944	$8,649	$4,704	$4,637	$3,345	$(9,559)	$50,720
Total assets**	$407,708	$283,121	$723,374	$122,572	$47,719	$159,210	$1,743,704
Depreciation and amortization	5,627	3,603	7,196	1,478	240	1,150	19,294
Capital expenditures	12,164	5,505	10,868	2,247	377	364	31,525

*Asset Impairments and other includes a $0.1 million charge for asset impairments, which relates to the Lids Sports Group, and a $0.1 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $199.8 million, $98.4 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $2.4 million from January 31, 2015 due to foreign currency translation adjustments. Of the Company's $322.1 million of property and equipment, $65.9 million and $13.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
November 1, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$303,781	101,959	$220,223	$65,965	$31,183	$191	$723,302
Intercompany Sales	—	—	(185)	—	(202)	—	(387)
Net sales to external customers	$303,781	$101,959	$220,038	$65,965	$30,981	$191	$722,915
Segment operating income (loss)	$35,047	$3,949	$8,606	$4,505	$3,082	$(7,593)	$47,596
Asset Impairments and other*	—	—	—	—	—	(1,036)	(1,036)
Earnings (loss) from operations	35,047	3,949	8,606	4,505	3,082	(8,629)	46,560
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(914)	(914)
Interest income	—	—	—	—	—	23	23
Earnings (loss) from continuing operations before income taxes	$35,047	$3,949	$8,606	$4,505	$3,082	$(16,570)	$38,619
Total assets**	$345,011	283,052	$746,747	$113,178	$46,127	$135,130	$1,669,245
Depreciation and amortization	5,311	3,551	7,704	1,284	215	941	19,006
Capital expenditures	7,076	6,475	15,458	2,173	146	1,252	32,580

*Asset Impairments and other includes a $0.4 million charge for assets impairments, which relates to the Lids Sports Group, and a $0.6 million charge for network intrusion expenses.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $201.9 million, $101.9 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $3.0 million from February 1, 2014 due to foreign currency translation adjustments. Goodwill for the Lids Sports Group includes $19.5 million added since February 1, 2014 from several small acquisitions. Of the Company's $314.7 million of property and equipment, $68.7 million and $16.3 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
October 31, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$847,805	$283,410	$676,193	$197,600	$85,696	$573	$2,091,277
Intercompany Sales	—	—	(679)	—	(578)	—	(1,257)
Net sales to external customers	$847,805	$283,410	$675,514	$197,600	$85,118	$573	$2,090,020
Segment operating income (loss)	$72,594	$10,880	$6,900	$9,460	$7,526	$(22,590)	$84,770
Asset Impairments and other*	—	—	—	—	—	(3,970)	(3,970)
Earnings (loss) from operations	72,594	10,880	6,900	9,460	7,526	(26,560)	80,800
Interest expense	—	—	—	—	—	(2,919)	(2,919)
Interest income	—	—	—	—	—	16	16
Earnings (loss) from continuing operations before income taxes	$72,594	$10,880	$6,900	$9,460	$7,526	$(29,463)	$77,897
Total assets**	$407,708	$283,121	$723,374	$122,572	$47,719	$159,210	$1,743,704
Depreciation and amortization	16,415	10,891	22,427	4,234	667	3,535	58,169
Capital expenditures	25,939	11,541	31,356	6,735	706	1,519	77,796

*Asset Impairments and other includes a $2.1 million charge for network intrusion expense, a $1.8 million charge for asset impairments, of which $1.3 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $199.8 million, $98.4 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $2.4 million from January 31, 2015 due to foreign currency translation adjustments. Of the Company's $322.1 million of property and equipment, $65.9 million and $13.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
November 1, 2014	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$802,742	283,005	$609,087	$184,357	$88,338	$754	$1,968,283
Intercompany Sales	—	—	(466)	—	(603)	—	(1,069)
Net sales to external customers	$802,742	$283,005	$608,621	$184,357	$87,735	$754	$1,967,214
Segment operating income (loss)	$61,544	$(1,389)	$25,217	$8,577	$8,476	$(20,716)	$81,709
Asset Impairments and other*	—	—	—	—	—	(1,347)	(1,347)
Earnings (loss) from operations	61,544	(1,389)	25,217	8,577	8,476	(22,063)	80,362
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(2,447)	(2,447)
Interest income	—	—	—	—	—	73	73
Earnings (loss) from continuing operations before income taxes	$61,544	$(1,389)	$25,217	$8,577	$8,476	$(31,487)	$70,938
Total assets**	$345,011	283,052	$746,747	$113,178	$46,127	$135,130	$1,669,245
Depreciation and amortization	15,160	10,756	21,834	3,572	518	2,915	54,755
Capital expenditures	21,682	18,688	33,897	7,045	636	3,369	85,317

*Asset Impairments and other includes a $2.4 million charge for network intrusion expenses, a $1.6 million charge for asset impairments, which relates to Lids Sports Group, and a $0.7 million charge for other legal matters, partially offset by a gain of $(3.4) million for a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $201.9 million, $101.9 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill decreased by $3.0 million from February 1, 2014 due to foreign currency translation adjustments. Goodwill for the Lids Sports Group includes $19.5 million added since February 1, 2014 from several small acquisitions. Of the Company's $314.7 million of property and equipment, $68.7 million and $16.3 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Subsequent Events

In December 2015, the Company's Canadian subsidiary acquired the 37-store Little Burgundy retail footwear chain in Canada from The ALDO Group Inc. Little Burgundy serves a fashion-oriented 18-34 year old customer looking for on-trend branded footwear and accessories. The Company intends to run Little Burgundy as a separate retail chain complementary to its existing Journeys stores in Canada. The Little Burgundy business will be part of the Journeys Group segment.

In connection with the acquisition of Little Burgundy, on December 4, 2015, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement. The amendment increases the revolving credit subfacility for the benefit of GCO Canada Inc. from $25.0 million to $70.0 million. In connection with this increased facility, the Canadian revolving credit facility may be increased to no more than $85.0 million.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The timing, effectiveness and cost of the Company's initiatives to improve performance in the Lids Sports Group including the Company's ability to right size inventory levels.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Weakness in the consumer economy and retail industry.

•	Competition in the Company's markets.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of customers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview
Description of Business
The Company's business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada, and through Schuh®stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear. The Company's wholesale footwear brands are distributed to more than 1,350 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company's business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com under a license agreement with Macy's, (iv) e-commerce operations and (v) an athletic team dealer business operating as Lids Team Sports. Including both the footwear businesses and the Lids Sports business, at October 31, 2015, the Company operated 2,817 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the nine months ended October 31, 2015 and November 1, 2014, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,025 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,150 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,850 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Journeys Group operates 35 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,950 square feet, include both street-level and mall locations primarily in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of October 31, 2015, the Company has opened nine Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,850 square feet. During the first quarter of Fiscal 2016, the Schuh Group opened its first Schuh store in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,800 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 152 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of October 31, 2015, the Company operates 187 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operates Lids Team Sports, an athletic team dealer business.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of October 31, 2015, Johnston & Murphy also operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

Summary of Results of Operations
The Company's net sales increased 7.1% during the third quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015. The increase reflected a 6% increase in Journeys Group sales, a 12% increase in Lids Sports Group sales, a 7% increase in Johnston & Murphy Group sales and a 5% increase in Licensed Brands sales, while Schuh Group sales were flat. Gross margin as a percentage of net sales decreased to 48.3% during the third quarter of Fiscal 2016, compared to 49.6% for the same period last year, reflecting decreased gross margin as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by increased gross margin as a percentage of net sales in Journeys Group while Schuh Group gross margin was flat. Selling and administrative expenses decreased to 41.6% of net sales during the third quarter of Fiscal 2016 from 43.0% for the same quarter of Fiscal 2015, reflecting decreases in expenses as a percentage of net sales in Schuh Group, Lids Sports Group, Johnston & Murphy

Group and Licensed Brands, partially offset by increases as a percentage of net sales in Journeys Group, while Corporate remained flat. Earnings from operations increased as a percentage of net sales during the second quarter of Fiscal 2016 compared to the same quarter of Fiscal 2015, reflecting increased earnings from operations as a percentage of net sales in Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased earnings from operations as a percentage of net sales in Lids Sports Group and Johnston & Murphy.

Significant Developments

Indemnification Asset Write-off
During the third quarter and first nine months of Fiscal 2015, the Company recorded a pretax charge of $7.1 million for the write-off of an indemnification asset related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter last year.

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

Acquisitions
During the third quarter and first nine months of Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $31.7 million and $34.9 million, respectively. The stores and wholesale business acquired are being operated within the Lids Sports Group. The Company did not make any acquisitions during the third quarter and first nine months of Fiscal 2016.

Asset Impairment and Other Charges
The Company recorded pretax charges of $0.2 million in the third quarter of Fiscal 2016, including a $0.1 million charge for retail store asset impairments and a $0.1 million charge for network intrusion expenses. The Company recorded pretax charges of $4.0 million in the first nine months of Fiscal 2016, including charges of $2.1 million for network intrusion expenses, a $1.8 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

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

Results of Operations - Third Quarter Fiscal 2016 Compared to Fiscal 2015

The Company's net sales in the third quarter ended October 31, 2015 increased 7.1% to $773.9 million from $722.9 million in the third quarter ended November 1, 2014, reflecting increased net sales in all of the Company's business segments except Schuh Group, and a 7% increase in comparable sales. Gross margin increased 4.3% to $373.9 million in the third quarter this year from $358.5 million in the same period last year, but decreased as a percentage of net sales from 49.6% to 48.3%, reflecting decreased gross margin as a percentage of net sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands, offset somewhat by increased gross margin as a percentage of net sales in Journeys Group, while Schuh Group gross margin was flat. Selling and administrative expenses in the third quarter this year increased 3.5% from the third quarter last year but decreased as a percentage of net sales from 43.0% to 41.6%, reflecting decreased expenses as a percentage of net sales in all business segments except Journeys Group, while Corporate expenses were flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 31, 2015 were $50.7 million compared to $38.6 million for the third quarter ended November 1, 2014. Pretax earnings for the third quarter ended October 31, 2015 included an asset impairment and other charge of $0.2 million, primarily related to retail store asset impairments and network intrusion expenses. Pretax earnings for the third quarter ended November 1, 2014 included an asset impairment and other charge of $1.0 million, primarily related to network intrusion expenses and retail store asset impairments. Pretax earnings for the third quarter last year included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter last year. Last year's pretax earnings also included $1.0 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition. Because the deferred purchase price for Schuh was contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles required it to be expensed as compensation across the period of service until payment was due.

Net earnings for the third quarter ended October 31, 2015 were $32.5 million ($1.42 diluted earnings per share) compared to $28.7 million ($1.21 diluted earnings per share) for the third quarter ended November 1, 2014. The Company recorded an effective income tax rate of 35.2% in the third quarter this year compared to 25.6% in the same period last year. The tax rate for the third quarter of Fiscal 2016 was higher compared to last year primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter of Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during the third quarter of Fiscal 2015.

Journeys Group

	Three Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$321,996	$303,781	6.0%
Earnings from operations	$38,944	$35,047	11.1%
Operating margin	12.1%	11.5%

Net sales from Journeys Group increased 6.0% to $322.0 million for the third quarter ended October 31, 2015, compared to $303.8 million for the same period last year. The increase reflects primarily a 6% increase in comparable sales, which includes a 6% increase in same store sales and a 17% increase in comparable direct sales, while average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) remained flat. The comparable sales increase reflected a 3% increase in the average price per pair of shoes and footwear unit sales increased 2%. Journeys Group operated 1,179 stores at the end of the third quarter of Fiscal 2016, including 195 Journeys Kidz stores, 46 Shi by Journeys stores, 100 Underground by Journeys stores and 35 Journeys stores in Canada, compared to 1,183 stores at the end of the third quarter last year, including 184 Journeys Kidz stores, 49 Shi by Journeys stores, 113 Underground by Journeys stores and 34 Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended October 31, 2015 increased 11.1% to $38.9 million compared to $35.0 million for the third quarter ended November 1, 2014. The increase was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting changes in sales mix and decreased markdowns.

Schuh Group

	Three Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$101,644	$101,959	(0.3)%
Earnings from operations	$8,649	$3,949	119.0%
Operating margin	8.5%	3.9%

Net sales from Schuh Group decreased 0.3% to $101.6 million for the third quarter ended October 31, 2015, compared to $102.0 million for the third quarter ended November 1, 2014. The decrease reflects primarily a decrease of $7.0 million in sales due to changes in foreign exchange rates, partially offset by a 13% increase in average Schuh stores operated and a 2% increase in comparable sales, reflecting a 1% increase in same store sales and a 7% increase in comparable direct sales. Schuh Group operated 117 stores, including nine Schuh Kids stores, at the end of the third quarter of Fiscal 2016, compared to 106 stores, including six Schuh Kids stores, at the end of the third quarter of Fiscal 2015.

Schuh Group earnings from operations were $8.6 million for the third quarter ended October 31, 2015 compared to $3.9 million for the third quarter ended November 1, 2014. Earnings included $1.0 million in the third quarter of Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the acquisition and $4.2 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvement in earnings from operations was due primarily to decreased expenses as a percentage of net sales, reflecting the absence of the deferred purchase price obligation expense and contingent bonus accrual in the third quarter this year.

Lids Sports Group

	Three Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$246,967	$220,038	12.2%
Earnings from operations	$4,704	$8,606	(45.3)%
Operating margin	1.9%	3.9%

Net sales from Lids Sports Group increased 12.2% to $247.0 million for the third quarter ended October 31, 2015, compared to $220.0 million for the same period last year, reflecting primarily a comparable sales increase of 12%, which includes a 9% increase in same store sales, a 52% increase in comparable direct sales and a 1% increase in average Lids Sports Group stores operated, excluding leased departments. The increase in comparable direct sales was driven by Lids' implementing Locate, a system which gives users on-line access to inventory in stores, along with increased promotional activity as part of a program to clear excess inventory. The sales increase also reflects a 7% increase in Lids Team Sports sales. The comparable sales increase reflects a 22% increase in comparable store hat units sold, while the average price per hat decreased 10% for the third quarter this year. Lids Sports Group operated 1,347 stores at the end of the third quarter of Fiscal 2016, including 113 Lids stores in Canada, 233 Lids Locker Room and Clubhouse stores, which includes 39 Locker Room stores in Canada, and 187 Locker Room by Lids leased departments in Macy's, compared to 1,377 stores at the end of the third quarter last year, including 117 Lids stores in Canada, 246 Lids Locker Room and Clubhouse stores, which includes 37 Locker Room stores in Canada, and 190 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations decreased 45.3% to $4.7 million for the third quarter ended October 31, 2015 compared to $8.6 million for the third quarter ended November 1, 2014. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity to reduce inventory and increased shipping and warehouse expense.

Johnston & Murphy Group

	Three Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$70,416	$65,965	6.7%
Earnings from operations	$4,637	$4,505	2.9%
Operating margin	6.6%	6.8%

Johnston & Murphy Group net sales increased 6.7% to $70.4 million for the third quarter ended October 31, 2015 from $66.0 million for the third quarter ended November 1, 2014, reflecting primarily a 5% increase in comparable sales, which includes a 3% increase in same store sales, a 17% increase in comparable direct sales, a 1% increase in average stores operated for Johnston & Murphy retail operations and an 11% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the third quarter of Fiscal 2016 and the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 65.7% of Johnston & Murphy Group's sales in the third quarter this year, down from 66.9% in the third quarter last year. Comparable sales reflected a 2% increase in the average price per pair of shoes for Johnston & Murphy retail operations and footwear unit comparable sales increased 2%. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2016 included 174 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 171 Johnston & Murphy shops and factory stores, including seven stores in Canada, for the third quarter of Fiscal 2015.

Johnston & Murphy Group earnings from operations for the third quarter ended October 31, 2015 increased 2.9% to $4.6 million compared to $4.5 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased advertising and leverage from growth in the wholesale business.

Licensed Brands

	Three Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$32,599	$30,981	5.2%
Earnings from operations	$3,345	$3,082	8.5%
Operating margin	10.3%	9.9%

Licensed Brands' net sales increased 5.2% to $32.6 million for the third quarter ended October 31, 2015, from $31.0 million for the same period last year, reflecting increased sales of Dockers Footwear, Chaps Footwear and SureGrip Footwear. Unit sales for Dockers Footwear increased 3% for the third quarter this year while the average price per pair of Dockers shoes was flat compared to the same period last year.

Licensed Brands' earnings from operations increased 8.5%, from $3.1 million for the third quarter last year to $3.3 million for the third quarter this year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased license expense, partially offset by start-up costs related to the launch of the Bass Footwear line.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 31, 2015 decreased to $8.2 million compared to $8.6 million for the third quarter ended November 1, 2014. Corporate expense in the third quarter this year included a $0.2 million charge in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. Corporate and other expense in the third quarter of Fiscal 2015 included a $1.0 million charge in asset impairment and other charges, primarily for network intrusion expenses and retail store asset impairments. The increase in corporate expenses excluding asset impairment and other charges is due to a reversal of bonus expense in the third quarter last year.

Net interest expense increased 49.3% from $0.9 million in the third quarter last year to $1.3 million for the third quarter this year due to increased revolver borrowings in the third quarter this year as a result of the share repurchase program and borrowings made in the second quarter this year to fund the Schuh contingent bonus and deferred purchase price payments.

Results of Operations - Nine Months Fiscal 2016 Compared to Fiscal 2015

The Company's net sales in the first nine months ended October 31, 2015 increased 6.2% to $2.09 billion from $1.97 billion in the first nine months ended November 1, 2014, reflecting increased net sales in all of the Company's business segments except Licensed Brands, and a 6% increase in comparable sales. Gross margin increased 4.5% to $1.02 billion in the first nine months this year from $976.2 million in the same period last year, but decreased as a percentage of net sales from 49.6% to 48.8%, reflecting decreased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, offset somewhat by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in the first nine months this year increased 4.6% from the first nine months last year but decreased as a percentage of net sales from 45.5% to 44.8%, reflecting decreased expenses as a percentage of net sales in all of the Company's business segments except Licensed Brands, while Corporate expenses remained flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months ended October 31, 2015 were $77.9 million compared to $70.9 million for the first nine months ended November 1, 2014. Pretax earnings for the first nine months ended October 31, 2015 included an asset impairment and other charge of $4.0 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. Pretax earnings also includes $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Because the deferred purchase price for Schuh was contingent on the payees' continuing employment with Schuh (subject to certain exceptions), U.S. Generally Accepted Accounting Principles required it to be expensed as compensation across the period of service until payment is due. Pretax earnings for the first nine months ended November 1, 2014 included an asset impairment and other charge of $1.3 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Pretax earnings for last year included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter last year.

Last year's pretax earnings also included $6.3 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first nine months ended October 31, 2015 were $49.9 million ($2.13 diluted earnings per share) compared to $47.3 million ($2.00 diluted earnings per share) for the first nine months ended November 1, 2014. Net earnings included a $0.5 million charge, net of tax ($0.02 diluted loss per share) and $0.3 million charge, net of tax ($0.01 diluted loss per share) for the first nine months of Fiscal 2016 and 2015, respectively, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective income tax rate of 35.3% in the first nine months this year compared to 32.9% in the same period last year. The tax rate for the first nine months of Fiscal 2016 was higher compared to last year's first nine months due to a $7.0 million reversal of charges in last year's third quarter that were previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the third quarter last year.

Journeys Group

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$847,805	$802,742	5.6%
Earnings from operations	$72,594	$61,544	18.0%
Operating margin	8.6%	7.7%

Net sales from Journeys Group increased 5.6% to $847.8 million for the first nine months ended October 31, 2015 compared to $802.7 million for the same period last year. The increase reflects primarily a 5% increase in comparable sales, which includes a 5% increase in same store sales and a 16% increase in comparable direct sales, while average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the nine months and the last day of each fiscal month during the nine months divided by ten) remained flat. The comparable sales increase reflected a 4% increase in the average price per pair of shoes and footwear unit sales increased 1%.

Journeys Group earnings from operations for the first nine months ended October 31, 2015 increased 18.0% to $72.6 million compared to $61.5 million for the first nine months ended November 1, 2014. The increase was primarily due to increased net sales, increased gross margin as a percentage of net sales, reflecting changes in sales mix and decreased markdowns, and to decreased expenses as a percentage of net sales, reflecting $4.9 million in bonus expense in last year's first nine months as a result of the EVA plan amendment.

Schuh Group

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$283,410	$283,005	0.1%
Earning (loss) from operations	$10,880	$(1,389)	NM
Operating margin	3.8%	(0.5)%

Net sales from Schuh Group increased 0.1% to $283.4 million for the first nine months ended October 31, 2015, compared to $283.0 million for the first nine months ended November 1, 2014. The increase reflects primarily a 12% increase in average Schuh stores operated and a 5% increase in comparable sales, reflecting a 3% increase in same store sales and a 14% increase in comparable direct sales, offset by a decrease of $26.8 million in sales due to changes in foreign exchange rates.

Schuh Group earnings from operations were $10.9 million for the first nine months ended October 31, 2015 compared to a loss of $(1.4) million for the first nine months ended November 1, 2014. Earnings included $1.5 million in the first nine months of Fiscal 2016 and $6.3 million in the first nine months of Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the acquisition. The loss for the first nine months last year also included $8.8 million related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The improvement in earnings from operations was due primarily to decreased expenses as a percentage of net sales, reflecting the decrease in the deferred purchase price obligation expense and the absence of contingent bonus accrual this year.

Lids Sports Group

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$675,514	$608,621	11.0%
Earnings from operations	$6,900	$25,217	(72.6)%
Operating margin	1.0%	4.1%

Net sales from Lids Sports Group increased 11.0% to $675.5 million for the first nine months ended October 31, 2015, compared to $608.6 million for the same period last year, reflecting primarily a 3% increase in average Lids Sports Group stores operated, excluding leased departments, and a comparable sales increase of 7%, which includes a 4% increase in same store sales and a 50% increase in comparable direct sales. The increase in comparable direct sales was driven by Lids' implementing Locate, a system which gives users on-line access to inventory in stores, along with increased promotional activity as part of a program to clear excess inventory. The sales increase also reflects a 9% increase in Lids Team Sports sales. The comparable sales increase reflects a 13% increase in comparable store hat units sold, while the average price per hat decreased 6% for the first nine months this year.

Lids Sports Group earnings from operations decreased 72.6% to $6.9 million for the first nine months ended October 31, 2015 compared to $25.2 million for the first nine months ended November 1, 2014. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity to reduce inventory, increased shipping and warehouse expense, and changes in sales mix.

Johnston & Murphy Group

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$197,600	$184,357	7.2%
Earnings from operations	$9,460	$8,577	10.3%
Operating margin	4.8%	4.7%

Johnston & Murphy Group net sales increased 7.2% to $197.6 million for the first nine months ended October 31, 2015 from $184.4 million for the first nine months ended November 1, 2014, reflecting primarily a 6% increase in comparable sales, which includes a 5% increase in same store sales, a 13% increase in comparable direct sales, a 2% increase in average stores operated for Johnston & Murphy retail operations and an 8% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 5% in the first nine months of Fiscal 2016 and the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 69.1% of Johnston & Murphy Group's sales in the first nine months this year, down from 69.3% in the first nine months last year. Comparable sales reflected a 4% increase in the average price per pair of shoes for Johnston & Murphy retail operations and a 1% increase in footwear unit comparable sales.

Johnston & Murphy Group earnings from operations for the first nine months ended October 31, 2015 increased 10.3% to $9.5 million compared to $8.6 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased advertising expenses.

Licensed Brands

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(dollars in thousands)
Net sales	$85,118	$87,735	(3.0)%
Earnings from operations	$7,526	$8,476	(11.2)%
Operating margin	8.8%	9.7%

Licensed Brands' net sales decreased 3.0% to $85.1 million for the first nine months ended October 31, 2015, from $87.7 million for the same period last year, reflecting decreased sales of Dockers Footwear, partially offset by increased sales of Chaps Footwear and SureGrip Footwear. The sales decrease in Dockers Footwear reflects credit-related limitations on sales to a particular customer which are expected to continue at least through the current fiscal year. Unit sales for Dockers Footwear decreased 7% for the first nine months this year while the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 11.2%, from $8.5 million for the first nine months last year to $7.5 million for the first nine months this year, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting start-up costs for the launch of the Bass footwear line and increased compensation and bad debt expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended October 31, 2015 increased to $26.6 million compared to $22.1 million for the first nine months ended November 1, 2014. Corporate expense in the first nine months this year included a $4.0 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. Corporate and other expense in the first nine months of Fiscal 2015 included a $1.3 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination of a Lids store. The increase in corporate expenses excluding asset impairment and other charges is due to increased compensation, foreign exchange loss and increased professional fees.

Net interest expense increased 22.3% from $2.4 million in the first nine months last year to $2.9 million for the first nine months this year due to increased revolver borrowings in the third quarter this year as a result of the share repurchase program and borrowings made in the second quarter this year to fund the Schuh contingent bonus and deferred purchase price payments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 31, 2015	January 31, 2015	November 1, 2014
	(dollars in millions)
Cash and cash equivalents	$28.1	$112.9	$38.0
Working capital	$552.5	$441.7	$446.3
Long-term debt (including current portion)	$215.1	$29.2	$115.0

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $75.9 million in the first nine months of Fiscal 2016 compared to cash provided by operating activities of $8.9 million in the first nine months of Fiscal 2015. The $84.8 million decrease in cash flow from operating activities from last year reflects a decrease in cash flow from changes in other accrued liabilities and other assets and liabilities combined and inventory of $61.1million and $18.2 million, respectively. The $61.1 million decrease in cash flow from other accrued liabilities and other assets and liabilities combined reflects the Schuh contingent bonus, deferred purchase price and other acquisition related payments and an increase in income tax payments this year versus last year. The $18.2 million decrease in cash flow from inventory reflects seasonal increases in retail inventory for anticipated holiday sales, principally in the Journeys Group due to changes in buying patterns versus last year.

The $181.5 million increase in inventories at October 31, 2015 from January 31, 2015 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in Licensed Brands inventory.

Accounts receivable at October 31, 2015 increased by $26.9 million compared to January 31, 2015, due primarily to seasonal sales increases and increased sales in all of the Company's wholesale businesses.

Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the credit facilities discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its credit facilities will be sufficient to cover its working capital and capital expenditures for the foreseeable future.
On January 31, 2014, the Company entered into a Third Amended and Restated Credit Agreement, (the “Credit Facility”) with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada Inc. in an aggregate amount not to exceed $25.0 million, ($70.0 million as subsequently amended by the First Amendment to the Credit Facility dated December 4, 2015 ), which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term. Any swingline loans and any letters of credit and borrowings under the Canadian and U.K. facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit facility may be increased up to no more than $40.0 million, ($85.0 million as subsequently amended by the First Amendment to the Credit Facility dated December 4, 2015).
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

There were $39.3 million in UK term loans and $27.0 million in UK revolver loans outstanding at October 31, 2015. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at October 31, 2015. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries. The Company’s UK Credit Facilities prohibit the payment of any dividends by Schuh or its subsidiaries to the Company.

The Company's revolving credit borrowings averaged $25.4 million during the nine months ended October 31, 2015 and revolving borrowings averaged $11.1 million during the nine months ended November 1, 2014, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year.

There were $13.5 million of letters of credit outstanding and $148.8 million of revolver borrowings outstanding, including $15.4 million (£10.0 million) related to Genesco (UK) Limited and $8.4 million (C$11.0 million) related to GCO Canada, under the Credit Facility at October 31, 2015. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap (as defined in the Credit Agreement). If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $237.6 million at October 31, 2015. (As subsequently amended by the First Amendment to the Credit Facility dated December 4, 2015, Excess Availability would have been $201.8 million). Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at October 31, 2015.

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

The Company's contractual obligations at October 31, 2015 increased approximately 2% from January 31, 2015 due primarily to increased long-term debt and lease obligations, partially offset by a decrease in purchase obligations and a decrease in the Schuh acquisition related obligation due to payments made in the second quarter this year.

Capital Expenditures
Total capital expenditures in Fiscal 2016 are expected to be approximately $110 million. These include retail capital expenditures of approximately $103 million to open approximately 16 Journeys stores, including four in Canada, 16 Journeys Kidz stores, 17 Schuh stores, including four Schuh Kids stores, eight Johnston & Murphy shops and factory stores and 27 Lids Sports Group stores, including 17 Lids stores, with two stores in Canada, four Lids Locker Room and Clubhouse stores and six Locker Room by Lids in Macy's stores, and to complete approximately 164 major store renovations. Also included in the $103 million retail capital expenditures, is approximately $27 million for a new office building for the Company's Lids Sport Group, distribution center improvements and computer hardware and software. The planned amount of capital expenditures in Fiscal 2016 for wholesale operations and other purposes is approximately $7 million, including approximately $3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital and capital expenditure requirements during Fiscal 2016. In addition to the seasonal working capital requirements, the Company paid approximately $73 million related to the Schuh contingent bonus, deferred purchase price and other acquisition related payments during the first nine months of Fiscal 2016. The Company funded these payments from a combination of cash on hand, cash generated from operations, U.K. bank borrowings and borrowings under the Credit Facility. The approximately $10.9 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility during the next twelve months.

The Company had total available cash and cash equivalents of $28.1 million, $112.9 million and $38.0 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively, of which approximately $3.1 million, $25.2 million and $13.7 million was held by the Company's foreign subsidiaries as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 1,708,000 and 2,132,384 shares of common stock during the three and nine months ended October 31, 2015 for $101.5 million and $129.0 million, respectively, of which $8.2 million was not paid in the third quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has $21.5 million remaining under its current $100.0 million share repurchase authorization approved by the Company's board of directors in September 2015. The Company repurchased 13,159 shares during the three and nine months ended November 1, 2014 for $0.9 million.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million and $0.1 million for the third quarter of Fiscal 2016 and 2015, respectively, and $0.8 million and $0.5 million for the first nine months of Fiscal 2016 and 2015, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's reserves and accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its reserve in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional reserves, that some or all reserves may not be adequate or that the amounts of any such additional reserves or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $39.3 million of outstanding U.K. term loans at a weighted average interest rate of 2.68% as of October 31, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million on the $39.3 million term loans. The Company has $27.0 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.76% as of October 31, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $27.0 million revolver borrowings. The Company has $148.8 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 1.76% as of October 31, 2015. A 100 basis point increase in interest rates would increase annual interest expense by $1.5 million on the $148.8 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at October 31, 2015. As a result, the Company considers the interest rate market risk implicit in these investments at October 31, 2015 to be low.

Accounts Receivable - The Company's accounts receivable balance at October 31, 2015 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States and its Lids Team Sports wholesale business, which sells primarily to colleges and high school athletic teams and their fan bases. Including both footwear wholesale and Lids Team Sports wholesale business receivables, one customer accounted for 7%, one customer accounted for 6%, while no other customer accounted for more than 5% of the Company's total trade receivables balance as of October 31, 2015. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
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

Summary - Based on the Company's overall market interest rate exposure at October 31, 2015, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2016 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the nine months ended October 31, 2015 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of October 31, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

August 2015
8-2-15 to 8-29-15	—	$—	—	$—

September 2015
8-30-15 to 9-26-15(1)	608,000	$59.14	608,000	$87,065

October 2015
9-27-15 to 10-31-15(1)	1,100,000	$59.61	1,100,000	$21,489

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
Date: December 10, 2015