Form 10-K
period 2016-01-30
GENESCO INC
filed 2016-03-30
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,539,000,000. The market value calculation was determined using a per share price of $64.69, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 11, 2016, 21,312,624 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 23, 2016 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”) is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2016 of $3.02 billion. During Fiscal 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, acquired in the fourth quarter of Fiscal 2016, and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (c) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, (d) e-commerce operations and (e) an athletic team dealer business operating as Lids Team Sports, which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.
At January 30, 2016, the Company operated 2,852 retail footwear, headwear and sports apparel and accessory stores and leased departments located primarily throughout the United States and in Puerto Rico, but also including 151 headwear and sports apparel and accessory stores and 82 footwear stores in Canada and 125 footwear stores in the United Kingdom, the Republic of Ireland and Germany. It currently plans to open a total of approximately 130 new retail stores and to close approximately 56 retail stores in Fiscal 2017. At January 30, 2016, Journeys Group operated 1,222 stores, Schuh Group operated 125 stores, Lids Sports Group operated 1,332 stores and Johnston & Murphy Group operated 173 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores and leased departments during the five most recent fiscal years:

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Retail Stores and Leased Departments
Beginning of year	2,309	2,387	2,459	2,568	2,824
Opened during year	70	104	183	273	81
Acquired during year	85	33	15	56	37
Closed during year	(77)	(65)	(89)	(73)	(90)
End of year	2,387	2,459	2,568	2,824	2,852

The Company also designs, sources, markets and distributes footwear under its own Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear to over 1,275 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2016”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 30, 2016). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information
The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is http://www.genesco.com. The Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge through the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Company’s Corporate Governance Guidelines and Code of Ethics along with position descriptions for the Company's board of directors (the "Board of Directors" or the "Board") and Board committees are also available free of charge through the website. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically incorporated elsewhere in this report.
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail stores, catalog and e-commerce operations, accounted for approximately 41% of the Company’s net sales in Fiscal 2016. For Fiscal 2016, same store sales increased 5%, comparable direct sales increased 18% and comparable sales, including both store and direct sales, increased 5% from the prior fiscal year. Earnings from operations attributable to Journeys Group was $126.2 million in Fiscal 2016, with an operating margin of 10.1%. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group.
At January 30, 2016, Journeys Group operated 1,222 stores, including 200 Journeys Kidz stores, 46 Shi by Journeys stores, 36 Little Burgundy stores and 98 Underground by Journeys stores averaging approximately 1,925 square feet, throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. In Fiscal 2016, the Journeys Group added 40 net new stores, which includes 36 Little Burgundy stores acquired in Fiscal 2016, and plans to open approximately 63 net new stores in Fiscal 2017.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 32% of the Company’s net sales in Fiscal 2016. For Fiscal 2016, same store sales increased 3%, comparable direct sales increased 46% and comparable sales, including both store and direct sales, increased 6% from the prior fiscal year. Earnings from operations attributable to Lids Sports Group was $17.0 million in Fiscal 2016, with an operating margin of 1.7%.
At January 30, 2016, Lids Sports Group operated 1,332 stores, including 919 Lids stores, 228 Lids Locker Room and Clubhouse stores and 185 Locker Room by Lids leased departments, averaging approximately 1,175 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 27 new stores and leased departments but closed 59 stores and leased departments in Fiscal 2016, and plans to open one net new store in Fiscal 2017.
The core headwear stores and kiosks, located in malls, airports, street-level stores and factory outlet stores throughout the United States and in Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States and Canada, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams. The Locker Room by Lids leased departments in Macy's department stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams specific to that particular Macy's department store geographic location.

Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2016. For Fiscal 2016, same store sales increased 1%, comparable direct sales increased 13% and comparable sales, including both store and direct sales, increased 3%. Earnings from operations attributable to Schuh Group was $19.1 million in Fiscal 2016, with an operating margin of 4.7%. Earnings from operations for Schuh included $1.5 million in compensation expense related to a deferred purchase price obligation in connection with the Company's acquisition of Schuh during Fiscal 2012.
At January 30, 2016, Schuh Group operated 115 Schuh stores, averaging approximately 5,000 square feet, which include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. Schuh Group opened its first Schuh Kids store in Fiscal 2013. As of January 30, 2016, Schuh Group operated ten Schuh Kids stores averaging 2,675 square feet. Schuh Group opened 17 net new stores in Fiscal 2016 and plans to open approximately 7 net new Schuh and Schuh Kids stores in Fiscal 2017. Schuh stores target men and women in the 15 to 30 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, catalog and e-commerce operations and wholesale distribution, accounted for approximately 9% of the Company’s net sales in Fiscal 2016. Same store sales for Johnston & Murphy retail operations increased 5%, comparable direct sales increased 11% and comparable sales, including both store and direct sales, increased 6% for Fiscal 2016. Earnings from operations attributable to Johnston & Murphy Group was $17.8 million in Fiscal 2016, with an operating margin of 6.4%. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 30, 2016, Johnston & Murphy operated 173 retail shops and factory stores throughout the United States and in Canada averaging approximately 1,875 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Total footwear accounted for 65% of total Johnston & Murphy retail sales in Fiscal 2016, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added three net new shops and factory stores and plans to open approximately three net new shops and factory stores in Fiscal 2017.

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
Licensed Brands
The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2016. Earnings from operations attributable to Licensed Brands was $9.2 million in Fiscal 2016, with an operating margin of 8.4%. Licensed Brands sales include footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses”. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip Footwear line of slip-resistant, occupational footwear within the Licensed Brands segment from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Cambodia, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Netherlands, Portugal, Peru, Romania, Taiwan and Vietnam. The Company’s retail operations source primarily branded products from third parties, who source primarily overseas.
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
Licenses
The Company owns its Johnston & Murphy®, H.S. Trask®, Keuka® and SureGrip® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® brand footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring on November 30, 2018. Net sales of Dockers products were approximately $78 million in Fiscal 2016 and approximately $82 million in Fiscal 2015. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2016.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 27, 2016, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $32.8 million, compared to approximately $56.3 million on February 28, 2015. The backlog for Fiscal 2015 included Lids Team Sports, which the Company sold in the fourth quarter of Fiscal 2016. The backlog is somewhat seasonal, reaching a peak in the spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 27,500 employees at January 30, 2016, approximately 130 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 18,275 of the Company’s employees were part-time at January 30, 2016.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year and a significant portion of the Company's net sales and operating earnings generated during the fourth quarter.
Properties
At January 30, 2016, the Company operated 2,852 retail footwear, headwear and sports apparel and accessory stores and leased departments throughout the United States and in Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom, the Republic of Ireland and Germany typically have terms of between 10 and 15 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse	320,000
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse	311,600
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	*
Indianapolis, IN	Leased/Subleased	Lids Sports Group	Distribution warehouse	271,825	**
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Zionsville, IN	Owned	Lids Sports Group	Administrative offices	150,000
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouses	43,611

*	The Company occupies approximately 85% of the building and subleases the remainder of the building.
**	The Company occupies approximately 25% of the building and subleases the remainder of the building.

The lease on the Company’s Nashville office expires in April 2017, with an option to renew for an additional five years. The Company believes that all leases of properties that are material to its operations may be renewed, or that alternative properties are available, on terms not materially less favorable to the Company than existing leases.
Environmental Matters
The Company’s former manufacturing operations and the sites of those operations as well as the sites of its current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by the Company (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. The Company currently is involved in certain administrative and judicial environmental proceedings relating to the Company’s former facilities. See Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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
Use of social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our associates or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction. Damage to our reputation could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

If we are unsuccessful in establishing and protecting our intellectual property, the value of our brands could be adversely affected.
Our ability to remain competitive is dependent upon our continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally for all of our lines of business. We rely on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect our intellectual property rights; however, some countries’ laws do not protect intellectual property rights to the same extent U.S. laws do.

Our business could be significantly harmed if we are not able to protect our intellectual property, or if a court found us to be infringing on other persons’ intellectual property rights. Any future intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. If we do not prevail on any intellectual property claims, then we may have to change our manufacturing processes, products or trade names, any of which could reduce our profitability.

We are dependent on third-party vendors for the merchandise we sell.
We do not manufacture the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat and sports apparel businesses are dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, work stoppages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws and regulations. Delayed compliance or complete failure to comply with such laws and regulations by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.
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
▪increased customs inspections of import shipments or other factors that could result in penalties causing delays in shipments;
▪economic crises, natural disasters, international disputes and wars; and
•increases in the cost of purchasing or shipping foreign merchandise resulting from:

•	imposition of additional cargo or safeguard measures;

•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restriction on imports from a foreign country from which we purchase goods;
•import duties, import quotas and other trade sanctions; and
•increases in shipping rates.

A significant amount of the inventory we sell is imported from the People’s Republic of China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.
A small portion of the products we buy abroad is priced in foreign currencies and, therefore, we are affected by fluctuating currency exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to effectively protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. Even dollar-denominated foreign purchases may be affected by currency fluctuations, as suppliers seek to reflect appreciation in the local currency against the dollar in the price of the products that they provide. You should read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and hedging activities.

Increased operating costs could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, and other expense items, including healthcare costs, may reduce our operating margin and, by making it more difficult to identify new store locations that we believe will meet our investment return requirements, slow our growth. In addition, other employment and healthcare law changes may increase the cost of provided retirement, pension and healthcare benefits expenses. Increases in the Company’s overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.
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
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to fraud or theft, subject us to potential liability and potentially disrupt our business.
As a retailer who accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, the Company is subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs, For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it shifted liability for certain transactions to retailers who are not able to accept EMV card transactions. The Company did not implement the EMV technology and receive certification prior to October 1, 2015, and accordingly may be liable for costs incurred by payment card issuing banks and other third parties as a result of fraudulent use of credit card information improperly obtained from information captured by us until such time as the technology has been implemented and certified. The Company expects to complete the implementation and receive certification in its third quarter of Fiscal 2018.
A privacy breach could have a material adverse effect on the Company's business and reputation.
We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to the Company’s financial position and results of operations, strategic initiatives and other important information. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business and operations, including loss of sales generated through our websites, severely damaging our reputation and our relationships with our customers, suppliers, employees and investors and expose us to risks of litigation and liability.

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
Each of our operations uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or retail customers (e-commerce). In addition, we add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers. Failure to execute on these initiatives may cause disruption in our business. We also make changes in our distribution processes from time to time in an effort to improve efficiency and maximize capacity. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon UPS for shipment of a significant amount of merchandise. An interruption in service by UPS for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
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
Any acquisitions we make or new businesses we launch, as well as any dispositions of assets or businesses, involve a degree of risk.
Acquisitions have been a component of the Company’s growth strategy in recent years and we expect that we may continue to engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts, causing lower than expected earnings and cash flow and potentially requiring impairment of goodwill and other intangibles. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of, or liabilities associated with, the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.

Additionally, we may decide to divest assets or businesses that are no longer material to our core business. Following such divestitures, we may incur liabilities relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations.

Further, acquisitions and dispositions are often structured such that the purchase price paid or received by us, as applicable, is subject to post-closing adjustments, whether as a result of net working capital adjustments, contingent payments (i.e., earn-outs) or otherwise. Any such adjustments could result in a material change in the consideration paid to or received by us, as applicable, in such transactions.

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
•the effect of changes to laws and regulations, including minimum wage, over-time, and employee benefits laws on store expenses;
•the availability of adequate management and financial resources to manage an increased number of stores;

•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores;
•our ability to attract customers and generate sales sufficient to operate new stores profitably; and
•the effect of changes in consumer shopping patterns, including an accelerated shift to online shopping at the expense of in-store shopping, during the term of a lease.

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
•our ability to adapt to changing customer preferences in the ways they digitally shop;
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

We are subject to regulatory proceedings and litigation and to regulatory changes that could have an adverse effect on our financial condition and results of operations.
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the suits and proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or implementing changes to minimum wage, overtime, employee leave, and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and violations could result in liability for damages or penalties.

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

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $281.4 million of goodwill on its Consolidated Balance Sheets at January 30, 2016, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

Pension funding and costs are dependent upon several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly.

The impact of our pension plan on our U.S. generally accepted accounting principles earnings may be volatile in that the amount of expense we record for our pension plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow and shareholders’ equity. In addition, the funding of our pension plan may be subject to changes caused by legislative or regulatory actions.

We will make contributions to fund the pension plan when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of the assets in our pension plan, or other adverse changes to our pension plan could require us to make significant funding contributions and affect cash flows in future periods.

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
See Item 1, "Business — Properties".

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in site chemical oxidation.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

In September 2015, the EPA adopted an amendment to the 2007 Record of Decision by eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the 2007 Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village").

The Village has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

The Company has not verified the estimates of either historic or future costs asserted in the Village Lawsuit, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision. On May 23, 2008, the Company filed a motion to dismiss the Village Lawsuit on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories.

The Company and the Village have reached an agreement in principle providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against the Company asserted in the Village Lawsuit in exchange for a lump-sum payment by the Company. The agreement in principle is subject to the issuance by EPA of Statement of Work under the amended Record of Decision that is acceptable to the Company and the Village and to the execution by both parties of definitive documentation incorporating the agreement in principle. While there can be no assurance that a definitive agreement incorporating the agreement in principle will be concluded, the Company does not expect that such an agreement, the Village Lawsuit, or the implementation of the amended Record of Decision would have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.5 million as of January 30, 2016, $14.1 million as of January 31, 2015 and $11.9 million as of February 1, 2014. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2016, $2.8 million reflected in Fiscal 2015 and $0.5 million reflected in Fiscal 2014. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. Subsequently, the Company reached an agreement to settle the matter. The court granted final approval of the settlement on May 8, 2015 and dismissed the case.

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

On March 3, 2016, plaintiffs filed an action Lacey, et al. v. Genesco Inc., in the U.S. District Court for the Western District of Pennsylvania, alleging that certain of the Company's internet websites are inaccessible to the blind, in violation of the Americans With Disabilities Act. The suit seeks injunctive relief and attorneys' fees. The Company is investigating the allegations in the complaint.

In addition to the matters specifically described in this Item 3, "Legal Proceedings", the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's financial statements.

ITEM 4, MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT
The officers of the Company are generally elected at the first meeting of the Board of Directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualified or until their earlier resignation or removal. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:

Robert J. Dennis, 62, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

Mimi Eckel Vaughn, 49, Senior Vice President - Finance and Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001 for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Jonathan D. Caplan, 62, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, New Business Development and Strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

James C. Estepa, 64, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing the Company's former Underground Station segment.

Roger G. Sisson, 52, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996, vice president in November 2003, and senior vice president in October 2006.

Parag D. Desai, 41, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Prior to joining McKinsey, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Paul D. Williams, 61, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 51, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
Fiscal Year ended January 31

	High	Low
2015 1st Quarter	$80.52	$68.52
2nd Quarter	82.98	70.87
3rd Quarter	89.58	71.24
4th Quarter	82.89	69.53

Fiscal Year ended January 30

	High	Low
2016 1st Quarter	$74.74	$65.59
2nd Quarter	70.47	61.07
3rd Quarter	65.78	54.03
4th Quarter	66.16	50.64

There were approximately 2,500 common shareholders of record on March 11, 2016.
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
Recent Sales of Unregistered Securities
None.

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

November 2015
11-1-15 to 11-28-15	—	$—	—	$—

December 2015
11-29-15 to 12-26-15	—	$—	—	$—

January 2016
12-27-15 to 1-30-16	251,000	$63.24	251,000	$84,128

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

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data, Financial Statistics and Other Data (End of Year)	Fiscal Year End
	2016	2015	2014	2013	2012
Results of Operations Data
Net sales	$3,022,234	$2,859,844	$2,624,972	$2,604,817	$2,291,987
Depreciation and amortization	79,011	74,326	67,135	63,697	53,737
Earnings from operations	151,251	167,266	163,435	169,863	161,485
Earnings from continuing operations before income taxes	151,533	156,989	158,860	164,832	156,393
Earnings from continuing operations	95,381	99,373	92,982	112,897	93,451
Provision for discontinued operations, net	(812)	(1,648)	(329)	(462)	(1,025)
Net earnings	$94,569	$97,725	$92,653	$112,435	$92,426
Per Common Share Data
Earnings from continuing operations
Basic	$4.17	$4.23	$3.99	$4.78	$3.89
Diluted	4.15	4.19	3.94	4.69	3.83
Discontinued operations
Basic	(0.04)	(0.07)	(0.01)	(0.02)	(0.05)
Diluted	(0.04)	(0.07)	(0.02)	(0.01)	0.04
Net earnings
Basic	4.13	4.16	3.98	4.76	3.84
Diluted	4.11	4.12	3.92	4.68	3.79
Balance Sheet and Cash Flow Data
Total assets	$1,541,483	$1,583,087	$1,439,284	$1,326,072	$1,229,761
Long-term debt	112,058	29,155	33,730	50,682	40,704
Non-redeemable preferred stock	1,077	1,274	1,305	3,924	4,957
Common equity	954,079	995,533	914,885	817,936	721,774
Capital expenditures	100,652	103,111	98,456	71,737	49,456
Financial Statistics
Earnings from operations as a percent of net sales	5.0%	5.8%	6.2%	6.5%	7.0%
Book value per share (common equity divided by common shares outstanding)	$43.70	$41.43	$38.25	$34.09	$29.74
Working capital (in thousands)	$476,469	$441,742	$451,297	$407,073	$291,990
Current ratio	2.5	2.1	2.5	2.5	2.0
Percent long-term debt to total capitalization	10.5%	2.8%	3.5%	5.8%	5.3%
Other Data (End of Year)
Number of retail outlets*	2,852	2,824	2,568	2,459	2,387
Number of employees	27,500	27,325	22,250	22,700	21,475

*
Includes 36 Little Burgundy stores added in Fiscal 2016 that were acquired on November 3, 2015, 185, 190 and 26 Locker Room by Lids leased departments in Macy's stores in Fiscal 2016, 2015 and 2014, respectively, and 75 Schuh stores and concessions added in Fiscal 2012 that were acquired on June 23, 2011.

Reflected in earnings from continuing operations for Fiscal 2016 was a gain of $4.7 million from the sale of Lids Team Sports, for Fiscal 2015 was a charge of $7.1 million for an indemnification asset write-off and for Fiscal 2012 was $7.4 million in acquisition-related expenses.
Also reflected in earnings from continuing operations for Fiscal 2016, 2015, 2014, 2013 and 2012 were asset impairment and other charges of $7.9 million, $2.3 million, $1.3 million, $17.0 million and $2.7 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. In December 2015, the Company entered into the first amendment to the third amended and restated credit agreement. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
The Company has not paid dividends on its Common Stock since 1973. See Notes 6 and 8 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for a description of limitations on the Company’s ability to pay dividends.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, "Business", include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward-looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, the timing and amount of non-cash asset impairments related to retail store fixed assets and intangible assets of acquired businesses, the impact of post-closing adjustments and payments related to asset and business acquisitions and divestitures, the effectiveness of our omnichannel initiatives, weakness in the consumer economy and retail industry, competition in the Company’s markets, fashion trends that affect the sales or product margins of the Company’s retail product offerings, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base, changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons, and the performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes that may affect period-to-period comparisons in the Company's Lids Sports Group retail business. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, and the cost and outcome of litigation, investigations and environmental matters involving the Company. For a full discussion of risk factors, see Item 1A, "Risk Factors".
Overview
Description of Business
The Company’s business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,275 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at January 30, 2016, the Company operated 2,852 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,025 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,450 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,850 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 75 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,000 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of January 30, 2016, the Company has opened ten Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,675 square feet. The Schuh Group also sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 151 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of January 30, 2016, the Company had 185 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operated Lids Team Sports, an athletic team dealer business that was sold in the fourth quarter of Fiscal 2016.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States and in Canada. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of January 30, 2016, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct -to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring November 30, 2018. The Company acquired Keuka Footwear in the third quarter of Fiscal 2011 and subsequently launched its SureGrip® Footwear line of slip-resistant, occupational footwear from that base. The Company sources and distributes the SureGrip line to employees in the hospitality, healthcare, and other industries. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.

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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.
Summary of Results of Operations
The Company’s net sales increased 5.7% during Fiscal 2016 compared to Fiscal 2015. The increase reflected a 6% increase in Journeys Group sales, an 8% increase in Lids Sports Group sales and a 7% increase in Johnston & Murphy Group sales, while Schuh Group and Licensed Brands sales remained flat for Fiscal 2016. Gross margin decreased as a percentage of net sales from 49.0% in Fiscal 2015 to 47.8% in Fiscal 2016, reflecting gross margin decreases as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses decreased as a percentage of net sales from 43.0% in Fiscal 2015 to 42.5% in Fiscal 2016, reflecting decreased expenses as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased expenses as a percentage of net sales in Journeys Group and Licensed Brands. Earnings from operations decreased as a percentage of net sales from 5.8% in Fiscal 2015 to 5.0% in Fiscal 2016, reflecting decreased earnings in Lids Sports Group and Licensed Brands, partially offset by improved earnings from operations in Journeys Group, Schuh Group and Johnston & Murphy Group.

Significant Developments

Sale of Lids Team Sports Business
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which has operated within its Lids Sports Group segment, to BSN Sports, LLC. The Company recognized a gain on the sale estimated at $4.7 million, net of transaction-related expenses before tax. The results of operations for Lids Team Sports is not a strategic shift that will have a major effect on operations and financial results, and therefore this business has not been presented as a discontinued operation in the Company's Consolidated Financial Statements.

Pursuant to the purchase agreement, on March 18, 2016, the buyer submitted a proposed adjustment of $2.4 million to the purchase price based upon a final calculation of certain working capital items as of the closing date. The Company is reviewing the proposed adjustment and the adjustment is reflected in the Consolidated Financial Statements as having occurred in the fourth quarter of Fiscal 2016.

Indemnification Asset Write-off
During the third quarter of Fiscal 2015, the Company recorded a pretax charge of $7.1 million for the write-off of an indemnification asset related to formerly uncertain tax positions that were taken by Schuh at the time of the Company's acquisition of Schuh, which were favorably resolved during the third quarter of Fiscal 2015.

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

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group. During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. In Fiscal 2014, the Company completed other acquisitions of primarily small retail chains for a total purchase price of $13.6 million. The stores acquired in Fiscal 2015 and 2014 are operated within the Lids Sports Group. The wholesale business acquired in Fiscal 2015 was operated within Lids Team Sports which was sold January 19, 2016.
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $7.9 million in Fiscal 2016, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for network intrusion expenses and $0.1 million for other legal matters.

The Company recorded a pretax charge to earnings of $2.3 million in Fiscal 2015, including $3.1 million for network intrusion expenses, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $3.4 million gain on a lease termination of a Lids store.

The Company recorded a pretax charge to earnings of $1.3 million in Fiscal 2014, including $3.3 million for network intrusion expenses, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination, partially offset by an $8.3 million gain on the lease termination of a New York City Journeys store.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was a loss of $4.4 million for Fiscal 2016, compared to an expected return of $5.8 million. The discount rate used to measure benefit obligations increased from 3.55% to 4.30% in Fiscal 2016. As a result of the increase in the discount rate and a change in the mortality table, partially offset by lower than expected asset returns, the pension liability reflected in the Consolidated Balance Sheets decreased to $10.0 million compared to $22.2 million at the end of Fiscal 2015. There was an decrease in the pension liability adjustment of $9.8 million (net of tax) in accumulated other comprehensive income in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded an additional charge to earnings of $1.3 million ($0.8 million net of tax), $2.7 million ($1.6 million net of tax) and $0.5 million ($0.3 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Notes 3 and 13 to the Consolidated Financial Statements.

Critical Accounting Policies
Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or market.
In its footwear wholesale operations and its Schuh Group segment, cost is determined using the first-in, first-out ("FIFO") method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
The Lids Sports Group segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.5 million at January 30, 2016.
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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test, which was completed at the end of fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2016, $2.8 million reflected in Fiscal 2015 and $0.5 million reflected in Fiscal 2014. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 30, 2016, the Company had a deferred tax valuation allowance of $3.4 million.
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
The Company recorded an effective income tax rate of 37.1% for Fiscal 2016 compared to 36.7% for Fiscal 2015 and 41.5% for Fiscal 2014. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required. The tax rate for Fiscal 2015 was lower than Fiscal 2014 primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were recorded by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during Fiscal 2015.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 6.35%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2016, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 4.30%, 3.55% and 4.40% for Fiscal 2016, 2015 and 2014, respectively. The discount rate at January 30, 2016 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2016, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.7 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.7 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $6.9 million and the accumulated benefit obligation would have decreased by $6.9 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $7.7 million and the accumulated benefit obligation would have increased by $7.7 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2016, the Company had unrecognized actuarial losses of $21.4 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately nine years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $3.9 million, $2.6 million and $4.4 million in Fiscal 2016, 2015 and 2014, respectively. The Company’s pension expense is expected to decrease in Fiscal 2017 by approximately $3.9 million due to a smaller actuarial loss to be amortized, resulting from a higher discount rate and experience study updates. Additionally, the amortization period for gains and losses has increased due to the experience study updates.
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

Results of Operations—Fiscal 2016 Compared to Fiscal 2015
The Company’s net sales for Fiscal 2016 increased 5.7% to $3.02 billion from $2.86 billion in Fiscal 2015. The increase in net sales was a result of increased sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, while Schuh Group and Licensed Brands sales remained flat for Fiscal 2016. Gross margin increased 3.1% to $1.44 billion in Fiscal 2016 from $1.40 billion in Fiscal 2015, but decreased as a percentage of net sales from 49.0% in Fiscal 2015 to 47.8% in Fiscal 2016, primarily reflecting decreased gross margin as a percentage of net sales in the Lids Sports Group, Schuh Group and Johnston & Murphy Group, offset slightly by increased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in Fiscal 2016 increased 4.3% from Fiscal 2015 but decreased as a percentage of net sales from 43.0% to 42.5%, primarily reflecting expense decreases in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased expenses in Journeys Group and Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2016 were $151.5 million, compared to $157.0 million for Fiscal 2015. Pretax earnings for Fiscal 2016 included asset impairment and other charges of $7.9 million, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters. Pretax earnings for Fiscal 2016 also included a gain of $4.7 million on the sale of Lids Team Sports and $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for Fiscal 2015 included asset impairment and other charges of $2.3 million, including $3.1 million for expenses related to the computer network intrusion, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $3.4 million gain on a lease termination. Pretax earnings for Fiscal 2015 also included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the year and $7.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.
Net earnings for Fiscal 2016 were $94.6 million ($4.11 diluted earnings per share) compared to $97.7 million ($4.12 diluted earnings per share) for Fiscal 2015. Net earnings for Fiscal 2016 included a $0.8 million ($0.03 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2015 included a $1.6 million ($0.07 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective federal income tax rate of 37.1% for Fiscal 2016 compared to 36.7% for Fiscal 2015. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required. The tax rate for Fiscal 2015 was lower primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. See Note 9 to the Consolidated Financial Statements for additional information.

Journeys Group

	Fiscal Year Ended		% Change
	2016	2015
	(dollars in thousands)
Net sales	$1,251,637	$1,179,476	6.1%
Earnings from operations	$126,248	$114,784	10.0%
Operating margin	10.1%	9.7%

Net sales from Journeys Group increased 6.1% to $1.25 billion for Fiscal 2016 from $1.18 billion for Fiscal 2015. The increase reflects primarily a 5% increase in comparable sales which includes a 5% increase in same store sales and an 18% increase in comparable direct sales, and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen). The comparable store sales increase reflected a 4% increase in average price per pair of shoes, while footwear unit comparable sales remained flat. The store count for Journeys Group was 1,222 stores at the end of Fiscal 2016, including 200 Journeys Kidz stores, 46 Shi by Journeys stores, 98 Underground by Journeys stores, 39 Journeys stores in Canada and 36 Little Burgundy stores in Canada, acquired in the fourth quarter of Fiscal 2016, compared to 1,182 stores at the end of Fiscal 2015, including 189 Journeys Kidz stores, 49 Shi by Journeys stores, 110 Underground by Journeys stores and 35 Journeys stores in Canada.
Journeys Group earnings from operations for Fiscal 2016 increased 10.0% to $126.2 million, compared to $114.8 million for Fiscal 2015. The increase in earnings from operations was primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting higher initial margins due to changes in sales mix.
Schuh Group

	Fiscal Year Ended		% Change
	2016	2015
	(dollars in thousands)
Net sales	$405,674	$406,947	(0.3)%
Earnings from operations	$19,124	$10,110	89.2%
Operating margin	4.7%	2.5%

Net sales from the Schuh Group decreased 0.3% to $405.7 million for Fiscal 2016, compared to $406.9 million for Fiscal 2015. The sales decrease reflects primarily a decrease of $33.0 million in sales due to the depreciation of the British Pound, offset by a 12% increase in average stores operated and a 3% increase in comparable sales which includes a 1% increase in same store sales and a 13% increase in comparable direct sales. Schuh Group operated 125 stores, including ten Schuh Kids stores at the end of Fiscal 2016 compared to 108 stores, including six Schuh Kids stores at the end of Fiscal 2015.
Schuh Group earnings from operations increased 89.2% to $19.1 million in Fiscal 2016 compared to $10.1 million for Fiscal 2015. Earnings included $1.5 million for Fiscal 2016 and $7.3 million for Fiscal 2015 in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition in Fiscal 2014. Earnings also included $11.8 million for Fiscal 2015 related to accruals for a contingent bonus payment for Schuh employees provided for in the Schuh acquisition. The increase in earnings from operations was primarily due to decreased expenses as a percentage of net sales, reflecting the decreases in deferred purchase price expense and contingent bonus expense referred to above. The decrease in expense more than offset the decreased gross margin as a percentage of net sales, which reflected increased shipping and warehouse expense and increased promotional activity.

Lids Sports Group

	Fiscal Year Ended		% Change
	2016	2015
	(dollars in thousands)
Net sales	$975,504	$902,661	8.1%
Earnings from operations	$17,040	$48,970	(65.2)%
Operating margin	1.7%	5.4%

Net sales from the Lids Sports Group increased 8.1% to $975.5 million for Fiscal 2016 from $902.7 million for Fiscal 2015. The increase primarily reflects a 6% increase in comparable sales, reflecting a 3% increase in same store sales and a 46% increase in comparable direct sales for Fiscal 2016 and a 2% increase in average Lids Sports Group stores operated, excluding leased departments. The comparable sales increase reflected a 14% increase in comparable store hat units sold while the average price per hat decreased 7% reflecting aggressive promotional activity to clear excess inventory positions throughout the year. Lids Sports Group operated 1,332 stores at the end of Fiscal 2016, including 113 Lids stores in Canada, 228 Lids Locker Room and Clubhouse stores, which include 38 Locker Room stores in Canada, and 185 Locker Room by Lids leased departments at Macy's, compared to 1,364 stores at the end of Fiscal 2015 including 117 Lids stores in Canada and 242 Lids Locker Room and Clubhouse stores, which include 37 Locker Room stores in Canada, and 190 Locker Room by Lids leased departments at Macy's.
Lids Sports Group earnings from operations for Fiscal 2016 decreased 65.2% to $17.0 million compared to $49.0 million for Fiscal 2015. The decrease in operating income was primarily due to decreased gross margin as a percentage of net sales, reflecting promotional activity, changes in sales mix and increased shipping and warehouse expenses.

Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2016	2015
	(dollars in thousands)
Net sales	$278,681	$259,675	7.3%
Earnings from operations	$17,761	$14,856	19.6%
Operating margin	6.4%	5.7%

Johnston & Murphy Group net sales increased 7.3% to $278.7 million for Fiscal 2016 from $259.7 million for Fiscal 2015. The increase reflected primarily a 6% increase in comparable sales which includes a 5% increase in same store sales and an 11% increase in comparable direct sales, a 1% increase in average stores operated for Johnston & Murphy retail operations and an 8% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in Fiscal 2016 while the average price per pair of shoes was flat for the same period. Retail operations accounted for 71.7% of the Johnston & Murphy Group's sales in Fiscal 2016, down slightly from 72.0% in Fiscal 2015. The comparable sales increase in Fiscal 2016 reflects a 4% increase in the average price per pair of shoes for Johnston & Murphy retail operations and a 1% increase in footwear unit comparable sales. The store count for Johnston & Murphy retail operations at the end of Fiscal 2016 included 173 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 170 Johnston & Murphy shops and factory stores, including seven stores in Canada, at the end of Fiscal 2015.
Johnston & Murphy earnings from operations for Fiscal 2016 increased 19.6% to $17.8 million from $14.9 million for Fiscal 2015, primarily due to increased net sales and decreased expenses as a percentage of net sales, due primarily to decreased advertising expenses and occupancy costs.

Licensed Brands

	Fiscal Year Ended		% Change
	2016	2015
	(dollars in thousands)
Net sales	$109,826	$110,115	(0.3)%
Earnings from operations	$9,236	$10,459	(11.7)%
Operating margin	8.4%	9.5%

Licensed Brands’ net sales decreased 0.3% to $109.8 million for Fiscal 2016 from $110.1 million for Fiscal 2015. The small sales decrease reflects decreased sales of Dockers Footwear, offset by increased sales of SureGrip Footwear and Chaps Footwear. The sales decrease in Dockers Footwear reflects weakness in the department store channel. Unit sales for Dockers Footwear decreased 6% for Fiscal 2016, while the average price per pair of shoes increased 2% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2016 decreased 11.7%, from $10.5 million for Fiscal 2015 to $9.2 million, primarily due to increased expenses as a percentage of net sales, reflecting start-up costs for the launch of the Bass footwear line and increased compensation and bad debt expenses.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2016 was $38.2 million compared to $31.9 million for Fiscal 2015. Corporate expense in Fiscal 2016 included $7.9 million in asset impairment and other charges, primarily for retail store asset impairments, asset write-downs, network intrusion expenses and other legal matters. Corporate expense in Fiscal 2015 included $2.3 million in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters, partially offset by a gain on a lease termination. Excluding the charges listed above, corporate and other expense increased primarily due to increased compensation expense and professional fees, partially offset by decreased foreign exchange losses.
Net interest expense increased 36.4% from $3.2 million in Fiscal 2015 to $4.4 million in Fiscal 2016 primarily due to increased revolver borrowings compared to the previous year as a result of the share repurchase program, Little Burgundy acquisition and increased borrowings to fund the Schuh contingent bonus and deferred purchase price payments.

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
Pretax earnings for Fiscal 2015 were $157.0 million, compared to $158.9 million for Fiscal 2014. Pretax earnings for Fiscal 2015 included asset impairment and other charges of $2.3 million, including $3.1 million for expenses related to the computer network intrusion announced in December 2010, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $3.4 million gain on a lease termination. Pretax earnings for Fiscal 2015 also included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the year and $7.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for Fiscal 2014 included asset impairment and other charges of $1.3 million, including $3.3 million for expenses related to the computer network intrusion announced in December 2010, $2.4 million for other legal matters, $2.3 million for retail store asset impairments and $1.6 million for a lease termination partially offset by an $(8.3) million gain on the lease termination of a New York City Journeys store. Pretax earnings for Fiscal 2014 also include $11.7 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.

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

Licensed Brands’ net sales increased 0.3% to $110.1 million for Fiscal 2015 from $109.8 million for Fiscal 2014. The small sales increase reflects an increase in sales of SureGrip Footwear, mostly offset by decreased sales of Dockers Footwear. Unit sales for Dockers Footwear decreased 6% for Fiscal 2015, while the average price per pair of shoes increased 4% for the same period.
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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 30, 2016	Jan. 31, 2015	Feb. 1, 2014
	(dollars in millions)
Cash and cash equivalents	$133.3	$112.9	$59.4
Working capital	$476.5	$441.7	$451.3
Long-term debt (includes current maturities)	$112.1	$29.2	$33.7
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $145.1 million in Fiscal 2016 compared to $189.8 million in Fiscal 2015. The $44.7 million decrease from operating activities from Fiscal 2015 reflects a decrease in cash flow from changes in other accrued liabilities and other assets and liabilities combined, accounts payable and prepaids and other current assets of $52.7 million, $25.1 million and $9.1 million, respectively, partially offset by a $58.8 million increase in cash flow from changes in inventory.
The $52.7 million decrease in cash flow from other accrued liabilities and other assets and liabilities combined reflects the Schuh contingent bonus, deferred purchase price and other acquisition related payments and an increase in income tax payments this year versus last year. The $25.1 million decrease in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors and is related to the reduction in inventory. The $9.1 million decrease in cash flow from prepaids and other current assets reflects changes in prepaid taxes and increased prepaid rent from store growth. The $58.8 million increase in cash flow from inventory reflects a reduction in Lids Sports Group inventory, partially offset primarily by an increase in Journeys Group inventory.
The $27.8 million decrease in inventories at January 30, 2016 from January 31, 2015 levels reflects decreases in Lids Sports Group, partially offset by increased inventory in Journeys Group, Johnston & Murphy Group and Licensed Brands.
Accounts receivable at January 30, 2016 increased $6.7 million compared to January 31, 2015 due to increased footwear wholesale sales and the Company's processing of payroll for former Lids Team Sports employees during a transitional period following the sale of the Lids Team Sports business, for which the Company is due reimbursement as a result of the sale of that business.
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
The $31.0 million increase in inventories at January 31, 2015 from February 1, 2014 levels reflects increases in Lids Sports Group and Johnston & Murphy retail inventory, resulting from a net increase of 231 Lids Sports Group stores and leased departments, slower than expected holiday sales and increased wholesale inventory in Lids Team Sports and Johnston & Murphy.
Accounts receivable at January 31, 2015 increased $1.3 million compared to February 1, 2014.
Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the Credit Facilities discussed below. The Company believes that cash and cash equivalents on hand, cash from operations and availability under its Credit Facilities will be sufficient to cover its working capital and capital expenditures for the foreseeable future.
On December 4, 2015, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement dated as of January 31, 2014 (the “Credit Facility”) by the among the company, certain subsidiaries of the Company party thereto, as other Borrowers,with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term from January 31, 2014. Any swingline loans and any letters of credit and borrowings under the Canadian facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit facility may be increased up to no more than $85.0 million.
Genesco (UK) Limited has a one-time option to increase the availability of its subfacility under the Credit Facility by an additional amount of up to $50.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $550.0 million or $600.0 million, respectively) or the "Borrowing Base", which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables less applicable reserves (the "Loan Cap"). The relevant assets of Genesco (UK) Limited will be included in the Borrowing Base if the additional $50.0 million sublimit increase is exercised, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $50.0 million and the total outstanding to Genesco (UK) Limited will not exceed 30% of the Loan Cap.

The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche. For additional information on the Company’s Credit Facility, see Note 6 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019.

There were $28.9 million in UK term loans and $24.8 million in UK revolver loans outstanding at January 30, 2016. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at January 30, 2016. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $49.6 million during Fiscal 2016 and $17.3 million during Fiscal 2015, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2016 and Fiscal 2015, along with the acquisition of Little Burgundy in Fiscal 2016.
There were $13.5 million of letters of credit outstanding and $58.3 million of revolver borrowings outstanding, including $22.1 million (£15.6 million) related to Genesco (UK) Limited and $36.2 million (C$51.0 million) related to GCO Canada, under the Credit Facility at January 30, 2016. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $279.3 million at January 30, 2016. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at January 30, 2016.
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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility)exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Company and the other Borrowers under the Credit Facility are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the company may make cash dividends on preferred stock up to $500,000 in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2017.
Off-Balance Sheet Arrangements
None.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 30, 2016.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$112,058	$14,182	$63,308	$34,568	$—
Operating Lease Obligations	1,297,902	238,660	387,144	295,662	376,436
Purchase Obligations(1)	678,582	678,582	—	—	—
Long-Term Obligations – Schuh(2)	2,939	984	1,501	454	—
Other Long-Term Liabilities	1,134	176	351	351	256
Total Contractual Obligations(3)	$2,092,615	$932,584	$452,304	$331,035	$376,692

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$13,519	$13,519	$—	$—	$—
Total Commercial Commitments	$13,519	$13,519	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Includes interest on the UK debt. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
(3) Excludes unrecognized tax benefits of $10.2 million due to their uncertain nature in timing of payments, if any.

The total accrued benefit liability for pension and other postretirement benefit plans as of January 30, 2016, was $16.8 million. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table. There is no requirement for the Company to make a pension plan contribution. See Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Capital Expenditures
Capital expenditures were $100.7 million, $103.1 million and $98.5 million for Fiscal 2016, 2015 and 2014, respectively. The $2.4 million decrease in Fiscal 2016 capital expenditures as compared to Fiscal 2015 is primarily due to decreases in capital expenditures of Lids Sports Group partially offset by increased retail capital expenditures in Journeys Group. The $4.6 million increase in Fiscal 2015 capital expenditures as compared to Fiscal 2014 reflected an increase primarily due to major capital projects related to a fit-out of a new distribution center and construction of a new office building.
Total capital expenditures in Fiscal 2017 are expected to be approximately $125 million to $135 million. These include retail capital expenditures of approximately $114 million to $124 million to open approximately 40 Journeys stores, including 10 in Canada, 45 Journeys Kidz stores, two Little Burgundy stores, nine Schuh stores, including three Schuh Kids stores, nine Johnston & Murphy shops and factory stores, and 25 Lids Sports Group stores, including 20 Lids stores, with 5 stores in Canada, and 5 Lids Locker Room stores, and to complete approximately 231 major store renovations. The planned amount of capital expenditures in Fiscal 2017 for wholesale operations and other purposes is approximately $11 million, including approximately $5.6 million for new systems.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and share repurchases during Fiscal 2017. The approximately $11.4 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facilities during Fiscal 2017.

The Company had total available cash and cash equivalents of $133.3 million and $112.9 million as of January 30, 2016 and January 31, 2015, respectively, of which approximately $24.1 million and $25.2 million was held by the Company's foreign subsidiaries as of January 30, 2016 and January 31, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Common Stock Repurchases
Pursuant to its Board-approved share repurchase program, the Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016, of which $7.2 million was not paid in the fourth quarter but included in other accrued liabilities in the Consolidated Balance Sheets. The Company has repurchased 663,200 shares in the first quarter of Fiscal 2017, through March 29, 2016, at a cost of $43.2 million. The Company has $40.9 million remaining as of March 29, 2016 under its current $100.0 million share repurchase authorization. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015. The Company repurchased 337,665 shares at a cost of $20.7 million during Fiscal 2014.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 3, "Legal Proceedings" and Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2016, $2.8 million reflected in Fiscal 2015 and $0.5 million reflected in Fiscal 2014. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk.
Outstanding Debt of the Company – The Company has $28.9 million of outstanding U.K. term loans at a weighted average interest rate of 2.78% as of January 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $28.9 million term loans. The Company has $24.8 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.78% as of January 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $24.8 million revolver borrowings. The Company has $58.3 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.12% as of January 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $58.3 million revolver borrowings.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 30, 2016. As a result, the Company considers the interest rate market risk implicit in these investments at January 30, 2016 to be low.
Summary – Based on the Company’s overall market interest rate exposure at January 30, 2016, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2017 would not be material.
Accounts Receivable – The Company’s accounts receivable balance at January 30, 2016 is concentrated primarily in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale wholesale businesses, one customer accounted for 9%, two other customers each accounted for 8% while all other customers accounted for 7% or less of the Company’s total trade receivables balance as of January

30, 2016. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
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
New Accounting Principles
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of our Fiscal 2020 or February 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of January 30, 2016, the Company has $29.0 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Consolidated Balance Sheets. The change to noncurrent classification could have a significant impact on our working capital. The Company is currently assessing which transition method will be adopted.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company does not expect the new standards to impact the Company's results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Genesco Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 30, 2016, and our report dated March 30, 2016 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2016

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 30, 2016	January 31, 2015
Current Assets:
Cash and cash equivalents	$133,288	$112,867
Accounts receivable, net of allowances of $2,960 at January 30,
2016 and $4,191 at January 31, 2015	47,265	55,263
Inventories	529,758	598,145
Deferred income taxes	28,965	28,293
Prepaids and other current assets	60,810	53,090
Total current assets	800,086	847,658

Property and equipment:
Land	8,038	7,653
Buildings and building equipment	51,768	32,872
Computer hardware, software and equipment	183,985	164,512
Furniture and fixtures	209,337	192,078
Construction in progress	16,190	25,587
Improvements to leased property	359,591	349,087
Property and equipment, at cost	828,909	771,789
Accumulated depreciation	(505,581)	(466,037)
Property and equipment, net	323,328	305,752
Deferred income taxes	959	31
Goodwill	281,385	296,865
Trademarks, net of accumulated amortization of $5,039 at
January 30, 2016 and $5,054 at January 31, 2015	86,740	82,263
Other intangibles, net of accumulated amortization of $15,947 at
January 30, 2016 and $23,389 at January 31, 2015	3,569	11,585
Other noncurrent assets	45,416	38,933
Total Assets	$1,541,483	$1,583,087

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	January 30, 2016	January 31, 2015
Current Liabilities:
Accounts payable	$154,241	$176,307
Accrued employee compensation	23,666	88,030
Accrued other taxes	24,508	33,965
Accrued income taxes	16,349	12,921
Current portion – long-term debt	14,182	13,152
Other accrued liabilities	79,282	71,036
Provision for discontinued operations	11,389	10,505
Total current liabilities	323,617	405,916
Long-term debt	97,876	16,003
Pension liability	9,957	22,184
Deferred rent and other long-term liabilities	149,020	135,953
Provision for discontinued operations	4,230	4,254
Total liabilities	584,700	584,310
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,077	1,274
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
January 30, 2016 – 22,322,799/21,834,335
January 31, 2015 – 24,515,362/24,026,898	22,323	24,515
Additional paid-in capital	224,004	208,888
Retained earnings	768,222	820,563
Accumulated other comprehensive loss	(42,613)	(40,576)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	955,156	996,807
Noncontrolling interest – non-redeemable	1,627	1,970
Total equity	956,783	998,777
Total Liabilities and Equity	$1,541,483	$1,583,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2016	2015	2014
Net sales	$3,022,234	$2,859,844	$2,624,972
Cost of sales	1,578,768	1,459,433	1,325,922
Selling and administrative expenses	1,284,322	1,230,864	1,134,274
Asset impairments and other, net	7,893	2,281	1,341
Earnings from operations	151,251	167,266	163,435
Gain on sale of Lids Team Sports	(4,685)	—	—
Indemnification asset write-off	—	7,050	—
Interest expense, net:
Interest expense	4,414	3,337	4,641
Interest income	(11)	(110)	(66)
Total interest expense, net	4,403	3,227	4,575
Earnings from continuing operations before income taxes	151,533	156,989	158,860
Income tax expense	56,152	57,616	65,878
Earnings from continuing operations	95,381	99,373	92,982
Provision for discontinued operations, net	(812)	(1,648)	(329)
Net Earnings	$94,569	$97,725	$92,653

Basic earnings per common share:
Continuing operations	$4.17	$4.23	$3.99
Discontinued operations	(0.04)	(0.07)	(0.01)
Net earnings	$4.13	$4.16	$3.98
Diluted earnings per common share:
Continuing operations	$4.15	$4.19	$3.94
Discontinued operations	(0.04)	(0.07)	(0.02)
Net earnings	$4.11	$4.12	$3.92

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2016	2015	2014
Net earnings	$94,569	$97,725	$92,653
Other comprehensive income (loss):
Pension liability adjustment net of tax of $6.3 million,
$4.0 million and $6.2 million for 2016, 2015 and
2014, respectively	9,756	(6,343)	9,510
Postretirement liability adjustment net of tax of $0.4
million, $0.4 million and $0.3 million in 2016, 2015
and 2014, respectively	666	(644)	(542)
Foreign currency translation adjustments	(12,459)	(16,822)	2,506
Total other comprehensive (loss) income	(2,037)	(23,809)	11,474
Comprehensive Income	$92,532	$73,916	$104,127

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$94,569	$97,725	$92,653
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	79,011	74,326	67,135
Amortization of deferred note expense and debt discount	820	692	801
Deferred income taxes	(2,125)	5,212	14,983
Provision for (recoveries on) accounts receivable	637	390	(525)
Indemnification asset write-off	—	7,050	—
Impairment of long-lived assets	3,125	1,890	2,347
Restricted stock expense	13,758	13,392	12,295
Provision for discontinued operations	1,333	2,711	543
Gain on sale of Lids Team Sports	(4,685)	—	—
Tax benefit of stock options and restricted stock	(150)	(3,061)	(3,784)
Other	3,708	894	1,301
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(6,669)	(1,325)	(3,684)
Inventories	27,827	(30,955)	(58,386)
Prepaids and other current assets	(8,879)	179	(8,885)
Accounts payable	2,505	27,646	19,850
Other accrued liabilities	(70,890)	52,694	(10,093)
Other assets and liabilities	11,223	(59,696)	13,448
Net cash provided by operating activities	145,118	189,764	139,999
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,652)	(103,111)	(98,456)
Acquisitions, net of cash acquired	(35,063)	(34,918)	(13,567)
Proceeds from asset sales and sale of business	59,915	336	75
Net cash used in investing activities	(75,800)	(137,693)	(111,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(24,920)	(31,583)	(6,428)
Proceeds from issuance of long-term debt	27,417	26,253	15,124
Borrowings under revolving credit facility	401,276	280,950	402,200
Payments on revolving credit facility	(311,067)	(280,950)	(429,900)
Tax benefit of stock options and restricted stock	150	3,061	3,784
Shares repurchased	(137,648)	(4,635)	(20,676)
Change in overdraft balances	(600)	3,489	6,025
Redemption of preferred shares	—	—	(1,462)
Dividends paid on non-redeemable preferred stock	—	—	(33)
Additions to deferred note cost	(655)	—	—
Exercise of stock options	1,442	2,009	3,230
Other	(2,950)	(43)	(1,790)
Net cash used in financing activities	(47,555)	(1,449)	(29,926)
Effect of foreign exchange rate fluctuations on cash	(1,342)	2,798	1,527
Net Increase (Decrease) in Cash and Cash Equivalents	20,421	53,420	(348)
Cash and cash equivalents at beginning of period	112,867	59,447	59,795
Cash and cash equivalents at end of period	$133,288	$112,867	$59,447
Net cash paid for:
Interest	$3,408	$2,632	$3,769
Income taxes	58,940	42,816	52,618
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2013	$3,924	$24,485	$170,360	$669,189	$(28,241)	$(17,857)	$1,927	$823,787
Net earnings	—	—	—	92,653	—	—	—	92,653
Other comprehensive income	—	—	—	—	11,474	—	—	11,474
Dividends paid on non-redeemable preferred stock	—	—	—	(33)	—	—	—	(33)
Exercise of stock options	—	130	2,904	—	—	—	—	3,034
Issue shares – Employee Stock Purchase Plan	—	3	193	—	—	—	—	196
Employee and non-employee restricted stock	—	—	12,295	—	—	—	—	12,295
Restricted stock issuance	—	214	(214)	—	—	—	—	—
Restricted shares withheld for taxes	—	(105)	105	(6,938)	—	—	—	(6,938)
Tax benefit of stock options and
restricted stock exercised	—	—	3,784	—	—	—	—	3,784
Shares repurchased	—	(338)	—	(20,338)	—	—	—	(20,676)
Redemption of preferred shares	(1,462)	—	—	—	—	—	—	(1,462)
Other	(1,157)	19	1,141	—	—	—	—	3
Noncontrolling interest – gain	—	—	—	—	—	—	6	6
Balance February 1, 2014	1,305	24,408	190,568	734,533	(16,767)	(17,857)	1,933	918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and
restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	1,274	24,515	208,888	820,563	(40,576)	(17,857)	1,970	998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and
restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	$1,077	$22,323	$224,004	$768,222	$(42,613)	$(17,857)	$1,627	$956,783
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company") business includes the design and sourcing, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids, Hat World and Hat Shack banners; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; and certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com, lidsclubhouse.com and shop.neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at January 30, 2016, the Company operated 2,852 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2016 was a 52-week year with 364 days, Fiscal 2015 was a 52-week year with 364 days and Fiscal 2014 was a 52-week year with 364 days. Fiscal 2016 ended on January 30, 2016, Fiscal 2015 ended on January 31, 2015 and Fiscal 2014 ended on February 1, 2014.

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

In its footwear wholesale operations and its Schuh Group segment, cost is determined using the FIFO method. Market value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. The Company provides reserves when the inventory has not been marked down to market value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

The Lids Sports Group segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and estimated shrink based on historical experience and specific analysis, where appropriate.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed at the end of the fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million in Fiscal 2016, $2.8 million in Fiscal 2015 and $0.5 million in Fiscal 2014. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

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

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 30, 2016, the Company had a deferred tax valuation allowance of $3.4 million.

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

The Company recorded an effective income tax rate of 37.1% for Fiscal 2016 compared to 36.7% for Fiscal 2015 and 41.5% for Fiscal 2014. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required. The tax rate for Fiscal 2015 was lower than Fiscal 2014 primarily due to a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were recorded by Schuh at the time of the purchase by the Company, which were favorably resolved during Fiscal 2015. Related to the same uncertain tax position, the Company wrote off a $7.1 million indemnification asset during Fiscal 2015.

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

The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately nine years.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $133.3 million and $112.9 million as of January 30, 2016 and January 31, 2015, respectively, of which approximately $24.1 million and $25.2 million was held by the Company's foreign subsidiaries as of January 30, 2016 and January 31, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at January 30, 2016 and January 31, 2015. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At January 30, 2016, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At January 30, 2016 and January 31, 2015, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $45.0 million and $45.6 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 9% of the Company’s total trade receivables balance and two other customers each accounted for 8% of the Company's total trade receivables balance, while all other customers accounted for 7% or less of the Company’s total trade receivables balance as of January 30, 2016.

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

Depreciation expense related to property and equipment was approximately $76.2 million, $71.0 million and $63.9 million for Fiscal 2016, 2015 and 2014, respectively.

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

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

The Consolidated Balance Sheets include asset retirement obligations related to leases of $10.6 million and $9.8 million as of January 30, 2016 and January 31, 2015, respectively.

Acquisitions
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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Consolidated Balance Sheets include goodwill of $180.9 million for the Lids Sports Group, $90.3 million for the Schuh Group, $9.4 million for Journeys Group and $0.8 million for Licensed Brands at January 30, 2016, and $200.1 million for the Lids Sports Group, $96.0 million for the Schuh Group and $0.8 million for Licensed Brands at January 31, 2015. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not recorded an impairment charge for intangible assets.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually as of the close of its fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired. The Company has not recorded an impairment charge for goodwill.

Identifiable intangible assets of the Company with finite lives are trademarks, customer lists, in-place leases, non-compete agreements and a vendor contract. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 30, 2016 and January 31, 2015 are:

In thousands	January 30, 2016		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$58,344	$58,480	$—	$—
UK Term Loans	28,896	28,901	29,155	29,126
UK Revolver Borrowings	24,818	24,630	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $9.6 million, $9.1 million and $8.7 million for Fiscal 2016, 2015 and 2014, respectively.

EVA Incentive Plan
Under the Company's EVA Incentive Plan, bonus awards in excess of a specified cap in any one year are retained and paid over three subsequent years, subject to reduction or elimination by deteriorating financial performance and historically were subject to forfeiture if the participant voluntarily resigns
Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

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

Gift Cards
The Company has a gift card program that began in calendar 1999 for its Lids Sports Group operations and calendar 2000 for its footwear operations. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $1.2 million, $1.0 million and $0.8 million for Fiscal 2016, 2015 and 2014, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $16.9 million and $15.8 million at January 30, 2016 and January 31, 2015, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $432.9 million, $413.6 million and $381.6 million for Fiscal 2016, 2015 and 2014, respectively.

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

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. Under the provisions of the Property, Plant, and Equipment Topic of the Codification, which the

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

Company adopted in the first quarter of Fiscal 2015, the definition of a discontinued operation was amended. A discontinued operation may include a component of an entity or a group of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operation or financial results. If stores or operating activities to be closed or exited constitute a component or group of components that represent a strategic shift in the Company's operations, these closures will be considered discontinued operations. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Operations. In each of the years presented, no store closings have met the discontinued operations criteria.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $73.7 million, $67.0 million and $56.9 million for Fiscal 2016, 2015 and 2014, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.0 million at January 30, 2016 and $2.3 million at January 31, 2015.

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

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.4 million, $3.3 million and $3.2 million for Fiscal 2016, 2015 and 2014, respectively. During Fiscal 2016, 2015 and 2014, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $6.4 million, $4.1 million and $2.8 million for Fiscal 2016, 2015 and 2014, respectively. During Fiscal 2016, 2015 and 2014, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

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

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $2.7 million, $2.4 million and $2.7 million for Fiscal 2016, 2015 and 2014, respectively.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 30, 2016 consisted of $13.0 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $0.9 million, net of tax, and a cumulative foreign currency translation adjustment of $28.7 million.

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the year ended January 30, 2016:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 31, 2015	$(16,247)	$(24,329)	$(40,576)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(9,875)	—	(9,875)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(2,584)	—	(2,584)
Net actuarial loss	—	12,065	12,065
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	5,137	5,137
Amortization reclassified from AOCI, before tax	—	5,137	5,137
Income tax expense	—	6,780	6,780
Current period other comprehensive income (loss), net of tax	(12,459)	10,422	(2,037)
Balance January 30, 2016	$(28,706)	$(13,907)	$(42,613)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Consolidated Statements of Operations.

Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

New Accounting Principles
In February 2016, the FASB issued ASU 2016-02, "Leases". The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of our Fiscal 2020 or February 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

Note 1

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, Continued

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of January 30, 2016, the Company has $29.0 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Consolidated Balance Sheets. The change to noncurrent classification could have a significant impact on our working capital. The Company is currently assessing which transition method will be adopted.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company does not expect the new standards to impact the Company's results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures, including which transition method will be adopted.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 2
Acquisitions, Intangible Assets and Sale of Business

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group. During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. In Fiscal 2014, the Company completed other acquisitions of primarily small retail chains for a total purchase price of $13.6 million. The stores acquired in Fiscal 2015 and 2014 are operated within the Lids Sports Group. The wholesale business acquired in Fiscal 2015 was operated within Lids Team Sports which was sold January 19, 2016.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Jan. 30, 2016	Jan. 31, 2015	Jan. 30, 2016	Jan. 31, 2015	Jan. 30, 2016	Jan. 31, 2015	Jan. 30, 2016	Jan. 31, 2015
Gross other intangibles	$14,841	$13,616	$2,622	$18,244	$2,053	$3,114	$19,516	$34,974
Accumulated amortization	(12,637)	(12,301)	(2,264)	(9,424)	(1,046)	(1,664)	(15,947)	(23,389)
Net Other Intangibles	$2,204	$1,315	$358	$8,820	$1,007	$1,450	$3,569	$11,585

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $2.9 million, $3.3 million and $3.2 million for Fiscal 2016, 2015 and 2014, respectively. The amortization of intangibles, including trademarks, will be $0.9 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million for Fiscal 2017, 2018, 2019, 2020 and 2021, respectively.

Sale of Business
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which has operated within its Lids Sports Group segment, to BSN Sports, LLC. The Company recognized a gain on the sale estimated at $(4.7) million, net of transaction-related expenses before tax. The results of operations for Lids Team Sports is not a strategic shift that will have a major effect on operations and financial results, and therefore this business has not been presented as a discontinued operation in the Company's Consolidated Financial Statements.
Pursuant to the purchase agreement, on March 18, 2016, the buyer submitted a proposed adjustment of $2.4 million to the purchase price based upon a final calculation of certain working capital items as of the closing date. The Company is reviewing the proposed adjustment and the adjustment is reflected in the Consolidated Financial Statements as having occurred in the fourth quarter of Fiscal 2016.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations

Asset Impairments and Other Charges
In accordance with Company policy, assets are determined to be impaired when the revised estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the estimated fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

The Company recorded a pretax charge to earnings of $7.9 million in Fiscal 2016, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for network intrusion expenses and $0.1 million for other legal matters.

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
Discontinued Operations
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded an additional charge to earnings of $1.3 million ($0.8 million net of tax), $2.7 million ($1.6 million net of tax) and $0.5 million ($0.3 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 2, 2013	$11,351
Additional provision Fiscal 2014	543
Charges and adjustments, net	(519)
Balance February 1, 2014	11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015	14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016*	15,619
Current provision for discontinued operations	11,389
Total Noncurrent Provision for Discontinued Operations	$4,230

*Includes a $14.5 million environmental provision, including $10.9 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	January 30, 2016	January 31, 2015
Raw materials	$469	$32,941
Wholesale finished goods	58,773	65,785
Retail merchandise	470,516	499,419
Total Inventories	$529,758	$598,145

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 30, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of May 2, 2015	$67	$—	$—	$67	$766
Measured as of August 1, 2015	632	—	—	632	931
Measured as of October 31, 2015	200	—	—	200	90
Measured as of January 30, 2016	538	—	—	538	1,338
Total Asset Impairment Fiscal 2016					$3,125

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $3.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the twelve months ended January 30, 2016. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	January 30, 2016	January 31, 2015
Revolver borrowings	$58,344	$—
UK term loans	28,896	29,155
UK revolver borrowings	24,818	—
Total long-term debt	112,058	29,155
Current portion	14,182	13,152
Total Noncurrent Portion of Long-Term Debt	$97,876	$16,003

Long-term debt maturing during each of the next five years ending in January each year is $14.2 million, $3.2 million, $60.1 million, $34.6 million and $0.0 million, respectively.

The Company had $58.3 million of revolver borrowings outstanding under the Credit Facility at January 30, 2016, which includes $22.1 million (£15.6 million) related to Genesco (UK) Limited and $36.2 million (C$51.0 million) related to GCO Canada, and had $28.9 million (£20.4 million) in term loans outstanding and $24.8 million (£17.5 million) in revolver loans outstanding under the U.K. Credit Facilities (described below) at January 30, 2016. The Company had outstanding letters of credit of $13.5 million under the Credit Facility at January 30, 2016. These letters of credit support product purchases and lease and insurance indemnifications.
Credit Facility:

On December 4, 2015, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 31, 2014 (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, the lenders party thereto and Bank of America, N.A., as agent (the "Agent"). The Credit Facility provides revolving credit in the aggregate principal amount of $400.0 million and replaces the previous $375.0 million revolving credit facility. The Credit Facility expires January 31, 2019.

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

The material terms of the Credit Facility are as follows:

Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian facilities and UK facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit facility may be increased up to no more than $85.0 million.
Genesco (UK) Limited has a one-time option to increase the availability of its subfacility under the Credit Facility by an additional amount of up to $50.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $550.0 million or $600.0 million, respectively) or the "Borrowing Base", which generally is based on 90% of eligible inventory plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables less applicable reserves (the "Loan Cap"). The relevant assets of Genesco (UK) Limited will be included in the Borrowing Base if the additional $50.0 million sublimit increase is exercised, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $50.0 million and the total outstanding to Genesco (UK) Limited will not exceed 30% of the Loan Cap.
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
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:
Domestic Facility:
(a) adjusted LIBOR plus the applicable margin (as defined and based on average Excess Availability during the prior quarter), or (b) the domestic Base Rate (defined as the higher of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.

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

UK Sub-Facility:
adjusted LIBOR plus the applicable margin, plus any mandating cost, if applicable

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $279.3 million at January 30,
2016. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at January 30, 2016.

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
U.K. Credit Facility
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at January 30, 2016. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations, certain distribution centers and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2030. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The stores leases in the United Kingdom, the Republic of Ireland and Germany typically have initial terms of between 10 and 20 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 2% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2016	2015	2014
Minimum rentals	$255,083	$250,077	$227,880
Contingent rentals	11,044	9,217	9,667
Sublease rentals	(825)	(852)	(663)
Total Rental Expense	$265,302	$258,442	$236,884

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2017	$238,660
2018	209,050
2019	178,094
2020	156,260
2021	139,402
Later years	376,436
Total Minimum Rental Commitments	$1,297,902

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases, Continued

reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.4 million and $23.5 million for Fiscal 2016 and 2015, respectively, and deferred rent of $48.0 million and $45.0 million for Fiscal 2016 and 2015, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized		Number of Shares			Amounts in Thousands			Common Convertible Ratio		No. of Votes per share
Class (In order of preference)*			2016	2015	2014	2016	2015	2014
Subordinated Serial Preferred (Cumulative)
Aggregate	3,000,000	**	—	—	—	—	—	—	N/A		N/A
$2.30 Series 1	64,368		—	—	—	$—	$—	$—	.83		1
$4.75 Series 3	40,449		—	—	—	—	—	—	2.11		2
$4.75 Series 4	53,764		—	—	—	—	—	—	1.52		1
Series 6	800,000		—	—	—	—	—	—			100
$1.50 Subordinated Cumulative Preferred	5,000,000		—	—	—	—	—	—			1
			—	—	—	—	—	—
Employees’ Subordinated Convertible Preferred	5,000,000		38,196	44,836	46,069	1,146	1,345	1,382	1.00	***	1
Stated Value of Issued Shares						1,146	1,345	1,382
Employees’ Preferred Stock Purchase Accounts						(69)	(71)	(77)
Total Non-Redeemable Preferred Stock						$1,077	$1,274	$1,305

*    In order of preference for liquidation and dividends.
** The Company's charter permits the Board of Directors to issue Subordinated Serial Preferred
Stock in as many series, each with as many shares and such rights and preferences as the board my designate.
*** Also convertible into one share of $1.50 Subordinated Cumulative Preferred Stock.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Preferred Stock Transactions

In thousands	Non-Redeemable Preferred Stock	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance February 2, 2013	$2,615	$1,405	$(96)	$3,924
Preferred stock redemptions	(1,462)	—	—	(1,462)
Other stock conversions	(1,153)	(23)	19	(1,157)
Balance February 1, 2014	—	1,382	(77)	1,305
Other stock conversions	—	(37)	6	(31)
Balance January 31, 2015	—	1,345	(71)	1,274
Other stock conversions	—	(199)	2	(197)
Balance January 30, 2016	$—	$1,146	(69)	$1,077
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

The Company’s shareholders’ rights plan grants to common shareholders the right to purchase, at a specified exercise price, a fraction of a share of subordinated serial preferred stock, Series 6, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s outstanding common stock. Upon any such event, each right also entitles the holder (other than the person making such acquisition or tender offer) to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In the event the Company is acquired in a transaction in which the Company is not the surviving corporation, each right would entitle its holder to purchase, at the exercise price, shares of the acquiring company having a market value of twice the exercise price. The rights expire in March 2020, are redeemable under certain circumstances for $.01 per right and are subject to exchange for one share of common stock or an equivalent amount of preferred stock at any time after the event that makes the rights exercisable and before a majority of the Company’s common stock is acquired.

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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 30, 2016 – 22,322,799 shares; January 31, 2015 –24,515,362 shares. There were 488,464 shares held in treasury at January 30, 2016 and January 31, 2015. Each outstanding share is entitled to one vote. At January 30, 2016, common shares were reserved as follows: 38,196 shares for conversion of preferred stock; 26,696 shares for the 2005 Stock Incentive Plan; 473,092 shares for the 2009 Amended and Restated Stock Incentive Plan; and 305,134 shares for the Genesco Employee Stock Purchase Plan, as amended (the "ESPP"), which was terminated December 31, 2015. The remaining securities for the ESPP were removed from registration by means of a post-effective amendment filed in March 2016.

For the year ended January 30, 2016, 35,542 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $36.81, for a total of $1.3 million; 219,404 shares of common stock were issued as restricted shares as part of the Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan"); 2,470 shares of common stock were issued for the purchase of shares under the ESPP at an average weighted market price of $54.22, for a total of $0.1 million; 19,769 shares were issued to directors for no consideration; 65,783 shares were withheld for taxes on restricted stock vested in Fiscal 2016; 27,221 shares of restricted stock were forfeited in Fiscal 2016; and 6,640 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 2,383,384 shares of common stock at an average weighted market price of $60.79 for a total of $144.9 million.

For the year ended January 31, 2015, 68,616 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $26.49, for a total of $1.8 million; 185,416 shares of common stock were issued as restricted shares as part of the 2009 Plan; 2,688 shares of common stock were issued for the purchase of shares under the ESPP at an average weighted market price of $71.01, for a total of $0.2 million; 16,396 shares were issued to directors for no consideration; 88,003 shares were withheld for taxes on restricted stock vested in Fiscal 2015; 13,999 shares of restricted stock were forfeited in Fiscal 2015; and 1,233 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued

Stock. In addition, the Company repurchased and retired 64,709 shares of common stock at an average weighted market price of $71.63 for a total of $4.6 million.

For the year ended February 1, 2014, 130,051 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $23.33, for a total of $3.0 million; 199,392 shares of common stock were issued as restricted shares as part of the 2009 Plan; 3,146 shares of common stock were issued for the purchase of shares under the ESPP at an average weighted market price of $62.30, for a total of $0.2 million; 14,435 shares were issued to directors for no consideration; 105,193 shares were withheld for taxes on restricted stock vested in Fiscal 2014; 6,279 shares of restricted stock were forfeited in Fiscal 2014; and 24,922 shares were issued in miscellaneous conversions of Series 1, 3, and Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 337,665 shares of common stock at an average weighted market price of $61.23 for a total of $20.7 million.
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
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Non- Redeemable Preferred Stock	Employees’ Preferred Stock
Issued at February 2, 2013	24,484,915	56,915	46,852
Exercise of options	130,051	—	—
Issue restricted stock	213,827	—	—
Issue shares—Employee Stock Purchase Plan	3,146	—	—
Shares repurchased	(337,665)	—	—
Other	(86,550)	(56,915)	(783)
Issued at February 1, 2014	24,407,724	—	46,069
Exercise of options	68,616	—	—
Issue restricted stock	185,416	—	—
Issue shares—Employee Stock Purchase Plan	2,688	—	—
Shares repurchased	(64,709)	—	—
Other	(84,373)	—	(1,233)
Issued at January 31, 2015	24,515,362	—	44,836
Exercise of options	35,542	—	—
Issue restricted stock	219,404	—	—
Issue shares—Employee Stock Purchase Plan	2,470	—	—
Shares repurchased	(2,383,384)	—	—
Other	(66,595)	—	(6,640)
Issued at January 30, 2016	22,322,799	—	38,196
Less shares repurchased and held in treasury	488,464	—	—
Outstanding at January 30, 2016	21,834,335	—	38,196

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

In thousands	2016	2015	2014
United States	$136,178	$150,682	$152,832
Foreign	15,355	6,307	6,028
Total Earnings from Continuing Operations before Income Taxes	$151,533	$156,989	$158,860

Income tax expense from continuing operations is comprised of the following:

In thousands	2016	2015	2014
Current
U.S. federal	$46,515	$43,146	$35,463
International	3,542	292	7,293
State	8,220	8,966	8,139
Total Current Income Tax Expense	58,277	52,404	50,895
Deferred
U.S. federal	(1,249)	4,422	14,078
International	868	636	(1,813)
State	(1,744)	154	2,718
Total Deferred Income Tax Expense (Benefit)	(2,125)	5,212	14,983
Total Income Tax Expense – Continuing Operations	$56,152	$57,616	$65,878

Discontinued operations were recorded net of income tax expense (benefit) of approximately $(0.5) million, $(1.1) million and $(0.2) million in Fiscal 2016, 2015 and 2014, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2016, 2015 and 2014, the Company realized an additional income tax benefit of approximately $0.2 million, $3.1 million and $3.8 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	January 30,	January 31,
In thousands	2016	2015
Identified intangibles	$(29,763)	$(30,923)
Prepaids	(3,390)	(3,135)
Convertible bonds	(1,799)	(2,402)
Tax over book depreciation	—	(2,028)
Total deferred tax liabilities	(34,952)	(38,488)
Options	101	229
Deferred rent	5,119	4,494
Pensions	4,409	9,721
Expense accruals	9,577	14,185
Uniform capitalization costs	14,644	14,369
Book over tax depreciation	9,778	—
Provisions for discontinued operations and restructurings	6,111	5,983
Inventory valuation	3,954	3,816
Tax net operating loss and credit carryforwards	2,493	2,030
Allowances for bad debts and notes	378	711
Deferred compensation and restricted stock	6,706	6,933
Other	3,825	4,853
Gross deferred tax assets	67,095	67,324
Deferred tax asset valuation allowance	(3,352)	(4,411)
Deferred tax asset net of valuation allowance	63,743	62,913
Net Deferred Tax Assets	$28,791	$24,425
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2016	2015
Net current asset	$28,965	$28,293
Net non-current asset	959	31
Net non-current liability	(1,133)	(3,899)
Net Deferred Tax Assets	$28,791	$24,425

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2016	2015	2014
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	2.82	3.80	4.62
Foreign rate differential	(2.60)	(1.56)	(1.24)
Change in valuation allowance	(0.58)	0.57	0.05
Permanent items	2.19	2.13	2.18
Uncertain federal, state and foreign tax positions	1.23	(3.06)	0.21
Other	(1.00)	(0.18)	0.65
Effective Tax Rate	37.06%	36.70%	41.47%

The provision for income taxes resulted in an effective tax rate for continuing operations of 37.06% for Fiscal 2016, compared with an effective tax rate of 36.70% for Fiscal 2015. The tax rate for Fiscal 2016 was higher primarily due to the reversal of previously recorded charges related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company which the Company resolved favorably during the third quarter of Fiscal 2015.

As of January 30, 2016, January 31, 2015 and February 1, 2014, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.0 million, $1.2 million and $1.3 million, respectively, which expire in fiscal years 2025 through 2030.

As of January 30, 2016, January 31, 2015 and February 1, 2014, the Company had state net operating loss carryforwards of $0.5 million, $0.0 million and $0.0 million, respectively, which expire in fiscal years 2019 through 2036.

As of January 30, 2016, January 31, 2015 and February 1, 2014, the Company had state tax credits of $0.6 million, $0.4 million and $0.7 million, respectively. These credits expire in fiscal years 2017 through 2024.

As of January 30, 2016, January 31, 2015 and February 1, 2014, the Company had foreign net operating losses of $7.4 million, $6.8 million and $7.5 million, respectively, which have no expiration.

As of January 30, 2016, the Company has provided a valuation allowance of approximately $3.4 million on deferred tax assets associated primarily with foreign fixed assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $1.0 million net decrease in the valuation allowance during Fiscal 2016 from the $4.4 million provided for as of January 31, 2015 relates to decreases of $1.3 million in foreign net operating losses on which a valuation allowance is no longer required, partially offset by increases of $0.3 million in fixed asset-related deferred tax assets that will more likely than not never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

As of January 30, 2016, the Company has not provided for withholding or United States federal income taxes on approximately $47.1 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. The determination of the amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2016, 2015 and 2014.

In thousands	2016	2015	2014
Unrecognized Tax Benefit – Beginning of Period	$3,997	$10,960	$10,437
Gross Increases (Decreases) – Tax Positions in a Prior Period	9,328	231	139
Gross Increases (Decreases) – Tax Positions in a Current Period	1,403	(287)	1,452
Settlements	—	—	(340)
Lapse of Statutes of Limitations	(89)	(6,907)	(728)
Unrecognized Tax Benefit – End of Period	$14,639	$3,997	$10,960

The amount of unrecognized tax benefits as of January 30, 2016, January 31, 2015 and February 1, 2014 which would impact the annual effective rate if recognized were $3.9 million, $2.7 million and $1.3 million, respectively. The Company believes it is reasonably possible that there will be a $9.4 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon expected changes in tax accounting methods and the expiration of statutes of limitation.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $0.6 million expense and $0.0 million benefit, respectively, during Fiscal 2016, $(0.1) million and $0.0 million benefit, respectively, during Fiscal 2015 and $(0.1) million and $(0.1) million benefit, respectively, during Fiscal 2014. The Company recognized a liability for accrued interest and penalties of $1.5 million and $0.1 million, respectively, as of January 30, 2016, $0.8 million and $0.1 million, respectively, as of January 31, 2015 and $0.9 million and $0.1 million, respectively, as of February 1, 2014. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's state and local income tax returns for fiscal years ended February 2, 2013 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. The Company is currently under audit by the Internal Revenue Service for Fiscal 2013 and 2014.

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
Defined Benefit Pension Plans
The Company previously sponsored a non-contributory, defined benefit pension plan. As of January 1, 1996, the Company amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Upon retirement, the participant will receive this accrued benefit payable as an annuity. In addition, the participant will receive as a lump sum (or annuity if desired) the amount credited to the participant’s cash balance account under the new formula. Effective January 1, 2005, the Company froze the defined benefit cash balance plan which prevents any new entrants into the plan as of that date as well as affects the amounts credited to the participants’ accounts as discussed below.

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
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Obligations and Funded Status
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2016	2015	2016	2015
Benefit obligation at beginning of year	$125,764	$111,133	$6,886	$5,714
Service cost	450	450	821	526
Interest cost	4,263	4,664	245	226
Plan participants’ contributions	—	—	124	101
Benefits paid	(8,841)	(9,027)	(341)	(839)
Actuarial (gain) loss	(21,346)	18,544	(154)	1,158
Benefit Obligation at End of Year	$100,290	$125,764	$6,826	$6,886
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$103,580	$101,910	—	—
Actual gain (loss) on plan assets	(4,406)	10,697	—	—
Employer contributions	—	—	217	738
Plan participants’ contributions	—	—	124	101
Benefits paid	(8,841)	(9,027)	(341)	(839)
Fair Value of Plan Assets at End of Year	$90,333	$103,580	—	—
Funded Status at End of Year	$(9,957)	$(22,184)	$(6,826)	$(6,886)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2016	2015	2016	2015
Current liabilities	$—	$—	$(274)	$(247)
Noncurrent liabilities	(9,957)	(22,184)	(6,552)	(6,639)
Net Amount Recognized	$(9,957)	$(22,184)	$(6,826)	$(6,886)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2016	2015	2016	2015
Net loss	$21,415	$37,518	$1,417	$2,515
Total Recognized in Accumulated Other Comprehensive Loss	$21,415	$37,518	$1,417	$2,515

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	January 30, 2016	January 31, 2015
Projected benefit obligation	$100,290	$125,764
Accumulated benefit obligation	100,290	125,764
Fair value of plan assets	90,333	103,580
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2016	2015	2014	2016	2015	2014
Service cost	$450	$450	$350	$821	$526	$428
Interest cost	4,263	4,664	4,584	245	226	159
Expected return on plan assets	(5,785)	(6,069)	(6,654)	—	—	—
Amortization:
Prior service cost	—	—	—	—	—	—
Losses	4,948	3,546	6,160	189	102	97
Net amortization	$4,948	$3,546	$6,160	$189	$102	$97
Net Periodic Benefit Cost	$3,876	$2,591	$4,440	$1,255	$854	$684
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2016	2016
Net loss	$(11,155)	$(910)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	(4,948)	(189)
Total Recognized in Other Comprehensive Income	$(16,103)	$(1,099)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(12,227)	$156

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.9 million and $0.0 million, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.30%	3.55%	4.04%	3.31%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2016 and 2015, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	3.55%	4.40%	4.00%	3.31%	4.40%	4.01%
Expected long-term rate of return on plan assets	6.35%	6.75%	7.75%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

The weighted average discount rate used to measure the benefit obligation for the pension plan increased from 3.55% to 4.30% from Fiscal 2015 to Fiscal 2016. The increase in the rate decreased the accumulated benefit obligation by $7.5 million and decreased the projected benefit obligation by $7.5 million. The weighted average discount rate used to measure the benefit obligation for the pension plan decreased from 4.40% to 3.55% from Fiscal 2014 to Fiscal 2015. The decrease in the rate increased the accumulated benefit obligation by $11.4 million and increased the projected benefit obligation by $11.4 million.

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 6.35% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2016	2015
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2021	2020

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$248	$195
Accumulated postretirement benefit obligation	$1,086	$888
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 30, 2016 and January 31, 2015, by asset category are as follows:

	Plan Assets
	January 30, 2016	January 31, 2015
Asset Category
Equity securities	64%	63%
Debt securities	36%	37%
Total	100%	100%

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

At January 30, 2016 and January 31, 2015, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.

The following tables present the pension plan assets by level within the fair value hierarchy as of January 30, 2016 and January 31, 2015.

January 30, 2016 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$11,464	$—	$—	$11,464
U.S. securities	46,012	—	—	46,012
Fixed Income Securities	32,573	—	—	32,573
Other:
Cash Equivalents	291	—	—	291
Other (includes receivables and payables)	(7)	—	—	(7)
Total Pension Plan Assets	$90,333	$—	$—	$90,333

January 31, 2015 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$12,266	$—	$—	$12,266
U.S. securities	53,074	—	—	53,074
Fixed Income Securities	38,034	—	—	38,034
Other:
Cash Equivalents	232	—	—	232
Other (includes receivables and payables)	(26)	—	—	(26)
Total Pension Plan Assets	$103,580	$—	$—	$103,580
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2016 and no plan assets are projected to be returned to the Company in Fiscal 2017.
Contributions
There was no Employee Retirement Income Security Act of 1974, as amended ("ERISA") cash requirement for the plan in 2015 and none is projected to be required in 2016. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2016	$8.2	$0.3
2017	7.9	0.3
2018	7.8	0.3
2019	7.6	0.4
2020	7.5	0.4
2021 – 2025	34.1	1.9
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $6.0 million for Fiscal 2016, $5.5 million for Fiscal 2015 and $5.0 million for Fiscal 2014.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended January 30, 2016			For the Year Ended January 31, 2015			For the Year Ended February 1, 2014
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$95,381			$99,373			$92,982
Less: Preferred stock dividends and income from participating securities	—			—			(33)
Basic EPS from continuing operations
Income from continuing operations available to common shareholders	95,381	22,880	$4.17	99,373	23,507	$4.23	92,949	23,297	$3.99
Effect of Dilutive Securities from continuing operations
Options and restricted stock		76			155			272
Employees’ preferred stock(1)		44			46			46
Diluted EPS from continuing operations
Income from continuing operations available to common shareholders plus assumed conversions	$95,381	23,000	$4.15	$99,373	23,708	$4.19	$92,949	23,615	$3.94

(1)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

All outstanding options to purchase shares of common stock at the end of Fiscal 2016, 2015 and 2014 were included in the computation of diluted earnings per share because the impact of doing so was dilutive.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016, of which $7.2 million was not paid in the fourth quarter but included in other accrued liabilities in the Consolidated Balance Sheets. The Company has repurchased 663,200 shares in the first quarter of Fiscal 2017, through March 29, 2016, at a cost of $43.2 million. The Company has $40.9 million remaining as of March 29, 2016 under its current $100.0 million share repurchase authorization. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015. The Company repurchased 337,665 shares at a cost of $20.7 million during Fiscal 2014.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 30, 2016, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans
The Company has two stock incentive plans. Under the 2009 Plan, effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.5 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company was permitted to grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Equity Incentive Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options granted under both plans primarily vest 25% per year over four years.

For Fiscal 2016, 2015 and 2014, the Company did not recognize any stock option related share-based compensation for its stock incentive plans as all such amounts were fully recognized in earlier periods. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.2 million, $3.1 million and $3.8 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2016, 2015 and 2014, respectively.

The Company did not grant any stock options in Fiscal 2016, 2015 or 2014.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of stock option activity and changes for Fiscal 2016, 2015 and 2014 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, February 3, 2013	263,155	$27.43
Granted	—	—
Exercised	(130,051)	23.33
Forfeited	(2,250)	17.50
Outstanding, February 1, 2014	130,854	$31.67
Granted	—	—
Exercised	(68,616)	26.49
Forfeited	—	—
Outstanding, January 31, 2015	62,238	$37.38
Granted	—	—
Exercised	(35,542)	36.81
Forfeited	0	—
Outstanding, January 30, 2016	26,696	$38.13	0.7343	$748
Exercisable, January 30, 2016	26,696	$38.13	0.7343	$748

(1) Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2016, 2015 and 2014 was $0.9 million, $3.4 million and $6.1 million, respectively.

As of January 30, 2016, the Company does not have any nonvested options under its stock incentive plans.

As of January 30, 2016, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2016, 2015 and 2014 was $1.3 million, $1.8 million and $3.0 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2016, 2015 and 2014. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The Board of Directors also approved a grant of 365 additional shares in Fiscal 2014 to a newly elected director on the annual meeting date in Fiscal 2014 on the same terms as the Fiscal 2014

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

grant to all independent directors. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board. The Fiscal 2016, 2015 and 2014 grants were valued at $97,500, $97,500 and $80,000, respectively, per director based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2016, 2015 and 2014, the Company issued 12,978 shares, 11,592 shares and 9,280 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permits an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. For Fiscal 2016, 2015 and 2014, the Company issued 6,791 shares, 4,804 shares and 4,790 shares, respectively, of Retainer Stock.

For Fiscal 2016, 2015 and 2014, the Company recognized $1.4 million, $1.1 million and $1.0 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 219,404 shares, 185,416 shares and 199,392 shares of employee restricted stock in Fiscal 2016, 2015 and 2014, respectively. Shares of employee restricted stock issued in Fiscal 2016, 2015 and 2014 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.4 million, $12.3 million and $11.3 million for Fiscal 2016, 2015 and 2014, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 30, 2016 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 2, 2013	692,782	$40.59
Granted	199,392	65.11
Vested	(199,428)	34.31
Withheld for federal taxes	(105,193)	34.42
Forfeited	(6,279)	46.48
Nonvested at February 1, 2014	581,274	52.21
Granted	185,416	80.85
Vested	(177,694)	44.77
Withheld for federal taxes	(88,003)	45.27
Forfeited	(13,999)	65.71
Nonvested at January 31, 2015	486,994	66.70
Granted	219,404	66.43
Vested	(141,795)	60.08
Withheld for federal taxes	(65,783)	60.62
Forfeited	(27,221)	69.31
Nonvested at January 30, 2016	471,599	$69.26

As of January 30, 2016, there was $25.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.76 years.
Employee Stock Purchase Plan
The Company ended the ESPP in Fiscal 2016. The shares issued under the ESPP for Fiscal 2016 will be the last shares issued. Under the ESPP, the Company was authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary was less than $90,000. The Company’s board of directors amended the Company’s ESPP effective October 1, 2005 to provide that participants may acquire shares under the ESPP at a 5% discount from fair market value on the last day of the ESPP year rather than a 15% discount prior to the amendment. Employees can choose each year to have up to 15% of their annual base earnings or $9,500, whichever is lower, withheld to purchase the Company’s common stock. Under the Compensation – Stock Compensation Topic of the Codification, shares issued under the ESPP as amended are non-compensatory. Under the ESPP, the Company sold 2,470 shares, 2,688 shares and 3,146 shares to employees in Fiscal 2016, 2015 and 2014, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The Company has completed the IRM and the RIFS. In the course of preparing the RIFS, the Company identified remedial alternatives with estimated undiscounted costs ranging from $0.0 million to $24.0 million, excluding amounts previously expended or provided for by the Company. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in site chemical oxidation.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

In September 2015, the EPA adopted an amendment to the 2007 Record of Decision by eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the 2007 Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village").

The Village has additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

The Company has not verified the estimates of either historic or future costs asserted in the Village Lawsuit, but believes that an estimate of future costs based on a 70-year remediation period is unreasonable given the expected remedial period reflected in the EPA's Record of Decision.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

On May 23, 2008, the Company filed a motion to dismiss the Village Lawsuit on grounds including applicable statutes of limitation and preemption of certain claims by the NYSDEC's and the EPA's diligent prosecution of remediation. On January 27, 2009, the Court granted the motion to dismiss all counts of the plaintiff's complaint except for the CERCLA claim and a state law claim for indemnity for costs incurred after November 27, 2000. On September 23, 2009, on a motion for reconsideration by the Village, the Court reinstated the claims for injunctive relief under RCRA and for equitable relief under certain of the state law theories.

The Company and the Village have reached an agreement in principle providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against the Company asserted in the Village Lawsuit in exchange for a lump-sum payment by the Company. The agreement in principle is subject to the issuance by EPA of Statement of Work under the amended Record of Decision that is acceptable to the Company and the Village and to the execution by both parties of definitive documentation incorporating the agreement in principle. While there can be no assurance that a definitive agreement incorporating the agreement in principle will be concluded, the Company does not expect that such an agreement, the Village Lawsuit, or the implementation of the amended Record of Decision would have a material effect on its financial condition or results of operations.

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.5 million as of January 30, 2016, $14.1 million as of January 31, 2015 and $11.9 million as of February 1, 2014. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.8 million reflected in Fiscal 2016, $2.8 million reflected in Fiscal 2015 and $0.5 million reflected in Fiscal 2014. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On May 17, 2013, a former employee filed a putative class and representative action, Garcia v. Genesco, Inc., in the Superior Court of California for the County of Ventura, alleging various claims under the California Labor Code, including failure to provide meal and rest periods, failure to timely pay wages, failure to provide accurate itemized wage statements, and unfair competition and violation of the Private Attorneys’ General Act of 2004, and seeking unspecified damages and penalties. On August 30, 2013, the Company removed the action to the United States District Court for the Central District of California. Subsequently, the Company reached an agreement to settle the matter. The court granted final approval of the settlement on May 8, 2015 and dismissed the case.

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

On March 3, 2016, plaintiffs filed an action Lacey, et al. v. Genesco Inc., in the U.S. District Court for the Western District of Pennsylvania, alleging that certain of the Company's internet websites are inaccessible to the blind, in violation of the Americans With Disabilities Act. The suit seeks injunctive relief and attorneys' fees. The Company is investigating the allegations in the complaint.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information

During Fiscal 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids, Hat World and Hat Shack retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2016
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,637	$405,674	$976,372	$278,681	$110,655	$912	$3,023,931
Intercompany sales	—	—	(868)	—	(829)	—	(1,697)
Net sales to external customers	$1,251,637	$405,674	$975,504	$278,681	$109,826	$912	$3,022,234
Segment operating income (loss)	$126,248	$19,124	$17,040	$17,761	$9,236	$(30,265)	$159,144
Asset Impairments and other*	—	—	—	—	—	(7,893)	(7,893)
Earnings (loss) from operations	126,248	19,124	17,040	17,761	9,236	(38,158)	151,251
Gain on sale of Lids Team Sports	—	—	—	—	—	4,685	4,685
Interest expense	—	—	—	—	—	(4,414)	(4,414)
Interest income	—	—	—	—	—	11	11
Earnings (loss) from continuing operations before income taxes	$126,248	$19,124	$17,040	$17,761	$9,236	$(37,876)	$151,533

Total assets**	$349,021	$241,924	$517,284	$118,913	$50,718	$263,623	$1,541,483
Depreciation and amortization	22,504	14,814	30,196	5,677	911	4,909	79,011
Capital expenditures	33,251	19,065	37,396	7,796	774	2,370	100,652

 *Asset Impairments and other includes a $3.1 million charge for asset impairments, of which $2.7 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, a $2.5 million charge for asset write-downs, a $2.2 million charge for network intrusion costs and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $180.9 million, $90.3 million, $9.4 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group primarily decreased $19.2 million due to the sale of Lids Team Sports in the fourth quarter of Fiscal 2016. Goodwill for Schuh Group decreased by $5.7 million due to foreign currency translation adjustment. Goodwill for Journeys Group increased $9.4 million due to the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016. Of the Company's $323.3 million of long-lived assets, $64.7 million and $18.3 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2015
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,179,476	406,947	$903,451	$259,675	$110,896	$970	$2,861,415
Intercompany sales	—	—	(790)	—	(781)	—	(1,571)
Net sales to external customers	$1,179,476	$406,947	$902,661	$259,675	$110,115	$970	$2,859,844
Segment operating income (loss)	$114,784	$10,110	$48,970	$14,856	$10,459	$(29,632)	$169,547
Asset Impairments and other*	—	—	—	—	—	(2,281)	(2,281)
Earnings (loss) from operations	114,784	10,110	48,970	14,856	10,459	(31,913)	167,266
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(3,337)	(3,337)
Interest income	—	—	—	—	—	110	110
Earnings (loss) from continuing operations before income taxes	$114,784	$10,110	$48,970	$14,856	$10,459	$(42,190)	$156,989
Total assets**	$292,536	246,570	$660,833	$109,791	$47,066	$226,291	$1,583,087
Depreciation and amortization	20,785	14,114	29,711	4,935	725	4,056	74,326
Capital expenditures	26,180	21,382	43,013	8,196	979	3,361	103,111

 *Asset Impairments and other includes a $1.9 million charge for asset impairments, of which $1.7 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $3.1 million charge for network intrusion costs and a $0.7 million charge for other legal matters, partially offset by a gain of $(3.4) million on a lease termination of a Lids store.

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

*Asset Impairments and other includes a $2.3 million charge for asset impairments, of which $1.4 million is in the Lids Sports Group, $0.6 million is in the Journeys Group and $0.3 million is in the Johnston & Murphy Group, a $3.3 million charge for network intrusion costs, a $2.4 million charge for other legal matters and a $1.6 million charge for a lease termination, partially offset by a gain of $(8.3) million for the lease termination of a New York City Journeys store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $182.4 million, $104.9 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group includes $10.1 million of additions in Fiscal 2014 resulting from small acquisitions and the Schuh Group goodwill increased by $4.2 million due to foreign currency translation adjustment. Of the Company's $280.0 million of long-lived assets, $66.9 million and $15.1 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2016		2015		2016		2015		2016		2015		2016		2015		2016	2015
Net sales	$660,597		$628,825		$655,525		$615,474		$773,898		$722,915		$932,214		$892,630		$3,022,234	$2,859,844
Gross margin	326,333		315,944		320,091		301,745		373,886		358,489		423,156		424,233		1,443,466	1,400,411
Earnings from continuing operations before income taxes	15,609	(1)	23,017	(3)	11,568	(5)	9,302	(7)	50,720	(9)	38,619	(11)	73,636	(13)	86,051	(15)	151,533	156,989
Earnings from continuing operations	9,945		14,098		7,593		4,768		32,855		28,750		44,988		51,757		95,381	99,373
Net earnings	9,878	(2)	13,973	(4)	7,520	(6)	4,694	(8)	32,507	(10)	28,662	(12)	44,664	(14)	50,396	(16)	94,569	97,725
Diluted earnings per common share:
Continuing operations	0.42		0.60		0.32		0.20		1.43		1.21		2.07		2.18		4.15	4.19
Net earnings	0.42		0.59		0.32		0.20		1.42		1.21		2.06		2.12		4.11	4.12

(1)	Includes a net asset impairment and other charge of $2.6 million (see Note 3).

(2)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(3)	Includes a net asset impairment and other credit of $(1.1) million (see Note 3).

(4)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(5)	Includes a net asset impairment and other charge of $1.2 million (see Note 3).

(6)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net asset impairment and other charge of $1.4 million (see Note 3).

(8)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net asset impairment and other charge of $0.2 million (see Note 3).

(10)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a net asset impairment and other charge of $1.0 million (see Note 3).

(12)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(13)	Includes a net asset impairment and other charge of $3.9 million (see Note 3) and a gain of $(4.7) million on the sale of Lids Team Sports (see Note 2).

(14)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(15)	Includes a net asset impairment and other charge of $1.0 million (see Note 3).

(16)	Includes a loss of $1.4 million, net of tax, from discontinued operations (see Note 3).

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
Based on their evaluation as of January 30, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2016, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under Item 4A, “Executive Officers of the Registrant” in this report following Item 4, "Mine Safety Disclosures" of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2016, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2016, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 30, 2016 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	26,696	$38.13	778,226
Equity compensation plans not approved by security holders	—	—	—
Total	26,696	$38.13	778,226

(1)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies – Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2016, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 23, 2016, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8, Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 30, 2016 and January 31, 2015
Consolidated Statements of Operations, each of the three fiscal years ended 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2016, 2015 and 2014
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2016, 2015 and 2014
Consolidated Statements of Equity, each of the three fiscal years ended 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2016, 2015 and 2014
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 114.
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

	d.	£25 million Loan Note Instrument of Genesco (UK) Limited dated June 23, 2011. Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed June 28, 2011 (File No. 1-3083).
(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed November 12, 2015 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
(4)	a.	Second Amended and Restated Rights Agreement dated as of April 18, 2010. Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed April 9, 2010 (File No. 1-3083).
	b.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).

(10)	a.
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among Genesco Inc., certain subsidiaries of the Genesco Inc. party thereto, as Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2015 (File No. 1-3083).

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

p.
First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

	q.	Transition Agreement dated as of February 23, 2016 between the Company and Kenneth Kocher.
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

	x.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
	y.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	z.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	aa.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	bb.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
cc.
Settlement Agreement, dated as of March 3, 2008, by and among UBS Securities LLC and UBS Loan Finance LLC, The Finish Line, Inc. and Headwind, Inc. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 4, 2008 (File No. 1-3083).

(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 112.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
Exhibits (10)c through (10)k, (10)o through (10)q and (10)w through (10)x are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the following Registration Statements:
(1) Registration statement (Form S-8 No. 333-08463) of Genesco Inc.,
(2) Registration statement (Form S-8 No. 333-104908) of Genesco Inc.,
(3) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,
(4) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,
(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc., and
(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.
of our reports dated March 30, 2016, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 30, 2016.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 30, 2016

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn

Mimi Eckel Vaughn
Senior Vice President – Finance and
Chief Financial Officer
Date: March 30, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2016.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director
(Principal Executive Officer)
/s/Mimi Eckel Vaughn	Senior Vice President – Finance and
Mimi Eckel Vaughn	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams	(Principal Accounting Officer)

Directors:

Joanna Barsh*	Marty G. Dickens *

James S. Beard*	Thurgood Marshall, Jr. *

Leonard L. Berry *	Kathleen Mason *

William F. Blaufuss, Jr.*	Kevin P. McDermott*

James W. Bradford*	David M. Tehle*

Matthew C. Diamond *

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 30, 2016

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended January 30, 2016

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,191	$637	$(1,868)	$2,960
Year Ended January 31, 2015

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,420	$390	$(619)	$4,191
Year Ended February 1, 2014

In Thousands	Beginning Balance	Charged to Profit and Loss	Increases (Decreases)	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$6,082	$(525)	$(1,137)	$4,420