Form 10-Q
period 2016-04-30
GENESCO INC
filed 2016-06-09
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 27, 2016, 20,737,592 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	April 30, 2016	January 30, 2016	May 2, 2015
Current Assets:
Cash and cash equivalents	$42,750	$133,288	$89,886
Accounts receivable, net of allowances of $3,312 at April 30, 2016,
$2,960 at January 30, 2016 and $4,669 at May 2, 2015	52,813	47,265	60,498
Inventories	551,282	529,758	636,830
Deferred income taxes	28,579	28,965	28,866
Prepaids and other current assets	59,966	60,810	57,621
Total current assets	735,390	800,086	873,701

Property and equipment:
Land	8,120	8,038	8,237
Buildings and building equipment	51,931	51,768	33,061
Computer hardware, software and equipment	184,875	183,985	165,396
Furniture and fixtures	211,243	209,337	194,407
Construction in progress	22,257	16,190	39,134
Improvements to leased property	361,566	359,591	348,715
Property and equipment, at cost	839,992	828,909	788,950
Accumulated depreciation	(518,924)	(505,581)	(478,308)
Property and equipment, net	321,068	323,328	310,642
Deferred income taxes	3,820	959	31
Goodwill	286,595	281,385	298,795
Trademarks, net of accumulated amortization of $5,227 at April 30,
2016, $5,039 at January 30, 2016 and $5,266 at May 2, 2015	89,077	86,740	82,722
Other intangibles, net of accumulated amortization of $16,447 at
April 30, 2016, $15,947 at January 30, 2016 and $24,081 at May 2,
2015	3,500	3,569	11,003
Other noncurrent assets	42,826	45,123	38,994
Total Assets	$1,482,276	$1,541,190	$1,615,888

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	April 30, 2016	January 30, 2016	May 2, 2015
Current Liabilities:
Accounts payable	$166,954	$154,241	$222,893
Accrued employee compensation	18,493	23,666	73,911
Accrued other taxes	17,554	24,508	24,972
Accrued income taxes	11,640	16,349	8,753
Current portion – long-term debt	14,631	14,182	12,000
Other accrued liabilities	70,296	79,282	69,327
Provision for discontinued operations	11,445	11,389	10,537
Total current liabilities	311,013	323,617	422,393
Long-term debt	101,273	97,583	15,570
Pension liability	9,660	9,957	21,910
Deferred rent and other long-term liabilities	150,414	149,020	135,127
Provision for discontinued operations	4,230	4,230	4,230
Total liabilities	576,590	584,407	599,230
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,073	1,077	1,266
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
April 30, 2016 – 21,226,056/20,737,592
January 30, 2016 – 22,322,799/21,834,335
May 2, 2015 – 24,532,405/24,043,941	21,226	22,323	24,532
Additional paid-in capital	227,372	224,004	212,776
Retained earnings	706,310	768,222	830,441
Accumulated other comprehensive loss	(33,862)	(42,613)	(36,218)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	904,262	955,156	1,014,940
Noncontrolling interest – non-redeemable	1,424	1,627	1,718
Total equity	905,686	956,783	1,016,658
Total Liabilities and Equity	$1,482,276	$1,541,190	$1,615,888

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	$648,793	$660,597
Cost of sales	319,096	334,264
Selling and administrative expenses	308,243	307,433
Asset impairments and other, net	3,557	2,646
Earnings from operations	17,897	16,254
Interest expense, net:
Interest expense	1,163	660
Interest income	(26)	(15)
Total interest expense, net	1,137	645
Earnings from continuing operations before income taxes	16,760	15,609
Income tax expense	6,196	5,664
Earnings from continuing operations	10,564	9,945
Provision for discontinued operations, net	(154)	(67)
Net Earnings	$10,410	$9,878

Basic earnings per common share:
Continuing operations	$0.51	$0.42
Discontinued operations	(0.01)	0.00
Net earnings	$0.50	$0.42
Diluted earnings per common share:
Continuing operations	$0.50	$0.42
Discontinued operations	0.00	0.00
Net earnings	$0.50	$0.42

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net earnings	$10,410	$9,878
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.1 million and $0.5 million for the three months ended April 30, 2016 and May 2, 2015, respectively	138	825
Postretirement liability adjustments, net of tax of $0.0 million for the three months ended April 30, 2016 and net of a tax benefit of $0.3 million for the three months ended May 2, 2015	15	(434)
Foreign currency translation adjustments	8,598	3,967
Total other comprehensive income	8,751	4,358
Comprehensive income	$19,161	$14,236

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,410	$9,878
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,814	19,493
Amortization of deferred note expense and debt discount	214	172
Deferred income taxes	(2,526)	(1,632)
Provision (recoveries) on accounts receivable	166	(51)
Impairment of long-lived assets	3,436	766
Restricted stock expense	3,286	3,491
Provision for discontinued operations	252	111
Tax benefit of stock options and restricted stock	(19)	(44)
Other	631	130
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(5,206)	(5,013)
Inventories	(15,817)	(36,622)
Prepaids and other current assets	1,583	(4,274)
Accounts payable	23,199	41,192
Other accrued liabilities	(23,369)	(29,140)
Other assets and liabilities	3,492	1,052
Net cash provided by (used in) operating activities	18,546	(491)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,357)	(24,400)
Proceeds from asset sales	—	19
Net cash used in investing activities	(17,357)	(24,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,920)	(1,762)
Payments on revolving credit facility	(747)	—
Tax benefit of stock options and restricted stock	19	44
Share repurchases	(76,896)	—
Change in overdraft balances	(12,355)	4,693
Exercise of stock options	60	365
Other	(140)	—
Net cash (used in) provided by financing activities	(91,979)	3,340
Effect of foreign exchange rate fluctuations on cash	252	(1,449)
Net Decrease in Cash and Cash Equivalents	(90,538)	(22,981)
Cash and cash equivalents at beginning of period	133,288	112,867
Cash and cash equivalents at end of period	$42,750	$89,886
Supplemental Cash Flow Information:
Net cash paid (received) for:
Interest	$798	$481
Income taxes	13,122	12,570
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 31, 2015	$1,274	$24,515	$208,888	$820,563	$(40,576)	$(17,857)	$1,970	$998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	1,077	22,323	224,004	768,222	(42,613)	(17,857)	1,627	956,783
Net earnings		—	—	10,410	—	—	—	10,410
Other comprehensive income	—	—	—	—	8,751	—	—	8,751
Exercise of stock options	—	2	58	—	—	—	—	60
Employee and non-employee restricted stock	—	—	3,286	—	—	—	—	3,286
Tax benefit of stock options and
restricted stock exercised	—	—	19	—	—	—	—	19
Shares repurchased	—	(1,100)	—	(72,322)	—	—	—	(73,422)
Other	(4)	1	5	—	—	—	—	2
Noncontrolling interest – loss	—	—	—	—	—	—	(203)	(203)
Balance April 30, 2016	$1,073	$21,226	$227,372	$706,310	$(33,862)	$(17,857)	$1,424	$905,686

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Interim Statements
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2017 ("Fiscal 2017") and of the fiscal year ended January 30, 2016 ("Fiscal 2016"). The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in Genesco Inc.'s Annual Report on Form 10-K.

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including the following: journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com and shop.neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at April 30, 2016, the Company operated 2,833 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the three months ended April 30, 2016 and May 2, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level basis. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed at the end of the fourth quarter of Fiscal 2016, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million for each of the first quarters of Fiscal 2017 and 2016. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 8.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At April 30, 2016, the Company had a deferred tax valuation allowance of $3.5 million.

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

The Company recorded an effective income tax rate of 37.0% in the first quarter of Fiscal 2017 compared to 36.3% for the same period last year. The effective rate for the first quarter of Fiscal 2017 was higher as a result of a state tax credit in the first quarter of Fiscal 2016.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $42.8 million, $133.3 million and $89.9 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively, of which approximately $1.2 million, $24.1 million and $4.2 million was held by the Company's foreign subsidiaries as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at April 30, 2016, January 30, 2016 and May 2, 2015. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At April 30, 2016, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At April 30, 2016, January 30, 2016 and May 2, 2015, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $32.7 million, $45.0 million and $50.3 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 11% and two customers each accounted for 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of April 30, 2016.

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

Depreciation expense related to property and equipment was approximately $18.5 million and $18.8 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.5 million, $25.4 million and $23.2 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively, and deferred rent of $49.4 million, $48.0 million and $46.0 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $11.0 million, $10.6 million and $10.1 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $182.4 million for the Lids Sports Group, $10.2 million for the Journeys Group, $93.2 million for the Schuh Group and $0.8 million for Licensed Brands at April 30, 2016, $180.9 million for the Lids Sports Group, $9.4 million for Journeys Group, $90.3 million for the Schuh Group and $0.8 million for Licensed Brands at January 30, 2016 and $200.7 million for the Lids Sports Group, $97.3 million for the Schuh Group and $0.8 million for Licensed Brands at May 2, 2015. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at April 30, 2016 and January 30, 2016 are as follows:

Fair Values
In thousands	April 30, 2016		January 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$62,669	$63,194	$58,344	$58,480
UK Term Loans	27,631	27,971	28,603	28,901
UK Revolver Borrowings	25,604	25,555	24,818	24,630

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.6 million and $2.4 million for the first quarters of Fiscal 2017 and 2016, respectively.

Gift Cards
The Company has a gift card program that began in calendar year 1999 for its Lids Sports Group operations and calendar year 2000 for its footwear operations. The gift cards issued to date do not expire. As such, the Company recognizes income when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer for the purchase of goods in the future is remote and there are no related escheat laws (referred to as “breakage”). The gift card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.2 million for each of the first quarters of Fiscal 2017 and 2016. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $15.8 million, $16.9 million and $14.7 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $111.2 million and $105.9 million for the first quarters of Fiscal 2017 and 2016, respectively.

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

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. A discontinued operation may include a component of an entity or a group of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operation or financial results. If stores or operating activities to be closed or exited constitute a component or group of components that represent a strategic shift in the Company's operations, these closures will be considered discontinued operations. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Condensed
Consolidated Statements of Operations. In each of the periods presented, no store closings have met the discontinued operations criteria.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $16.7 million and $17.2 million for the first quarters of Fiscal 2017 and 2016, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.6 million, $2.0 million and $2.0 million at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million for each of the first quarters of Fiscal 2017 and 2016. During the first three months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.3 million and $1.1 million for the first quarters of Fiscal 2017 and 2016, respectively. During the first three months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 7).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net gain of $(1.0) million for the first quarter of Fiscal 2017 and a net loss of $0.1 million for the first quarter of Fiscal 2016.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 30, 2016 consisted of $12.9 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $0.9 million, net of tax, and a cumulative foreign currency translation adjustment of $20.1 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive income for the three months ended April 30, 2016:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 30, 2016	$(28,706)	$(13,907)	$(42,613)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	5,655	—	5,655
Gain on intra-entity foreign currency transactions
(long-term investment nature)	2,943	—	2,943
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	251	251
Income tax expense	—	98	98
Current period other comprehensive income, net of tax	8,598	153	8,751
Balance April 30, 2016	$(20,108)	$(13,754)	$(33,862)

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU No. 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of April

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

30, 2016, the Company has $28.6 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Condensed Consolidated Balance Sheets. The change to noncurrent classification will impact our working capital. The Company is currently assessing which transition method will be adopted.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASUs are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 requires the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company adopted these ASUs in the first quarter of Fiscal 2017. There were $0.3 million, $0.3 million and $0.2 million in deferred financing costs reclassified to long-term debt from noncurrent assets as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Apr. 30, 2016	Jan. 30, 2016	Apr. 30, 2016	Jan. 30, 2016	Apr. 30, 2016	Jan. 30, 2016	Apr. 30, 2016	Jan. 30, 2016
Gross other intangibles	$15,124	$14,841	$2,678	$2,622	$2,145	$2,053	$19,947	$19,516
Accumulated amortization	(12,935)	(12,637)	(2,362)	(2,264)	(1,150)	(1,046)	(16,447)	(15,947)
Net Other Intangibles	$2,189	$2,204	$316	$358	$995	$1,007	$3,500	$3,569

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.3 million and $0.7 million for the first quarters of Fiscal 2017 and 2016, respectively. The amortization of intangibles, including trademarks, is expected to be $0.9 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million for Fiscal 2017, 2018, 2019, 2020 and 2021, respectively.

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

The Company recorded pretax charges of $3.6 million in the first quarter of Fiscal 2017, including a $3.4 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

The Company recorded pretax charges of $2.6 million in the first quarter of Fiscal 2016, including a $1.8 million charge for network intrusion expenses, a $0.8 million charge for retail store asset impairments and $0.1 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 31, 2015	$14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016	15,619
Additional provision Fiscal 2017	252
Charges and adjustments, net	(196)
Balance April 30, 2016*	15,675
Current provision for discontinued operations	11,445
Total Noncurrent Provision for Discontinued Operations	$4,230

*Includes a $14.5 million environmental provision, including $10.9 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	April 30, 2016	January 30, 2016
Raw materials	$396	$469
Wholesale finished goods	45,728	58,773
Retail merchandise	505,158	470,516
Total Inventories	$551,282	$529,758

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

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of April 30, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 30, 2016	$694	$—	$—	$694	$3,436

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $3.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended April 30, 2016,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Service cost	$138	$113	$165	$210
Interest cost	1,034	1,078	66	61
Expected return on plan assets	(1,412)	(1,449)	—	—
Amortization:
Losses	226	1,357	25	48
Net amortization	226	1,357	25	48
Net Periodic Benefit Cost	$(14)	$1,099	$256	$319

There is no cash contribution required for the pension plan in 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	April 30, 2016			May 2, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$10,564			$9,945

Basic EPS from continuing operations
Income available to
common shareholders	10,564	20,815	$0.51	9,945	23,550	$0.42

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		137			180
Employees' preferred stock(1)		38			45

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$10,564	20,990	$0.50	$9,945	23,775	$0.42

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first quarters ended April 30, 2016 and May 2, 2015.

The Company repurchased 1,099,900 shares of common stock during the three months ended April 30, 2016 for $73.4 million, of which $3.8 million was not paid in the first quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company's board of directors approved a new repurchase authorization of $100.0 million in May 2016. This replaces the prior authorization which had $10.7 million remaining. The Company did not repurchase any shares during the three months ended May 2, 2015.

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

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. The Company's environmental insurance carrier is providing defense of the matter subject to a $500,000 self-insured retention and the other terms and conditions of the insurance policy, subject to a standard reservation of rights. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.5 million as of April 30, 2016, $14.5 million as of January 30, 2016 and $14.1 million as of May 2, 2015. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million reflected in the first quarters Fiscal 2017 and Fiscal 2016. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association (collectively, "Visa") seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. In May 2016, the Company and Visa reached an agreement to settle the litigation. The Company expects to recognize a pretax gain of $9.0 million in connection with the settlement in the second quarter of Fiscal 2017.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

On March 3, 2016, plaintiffs filed an action Lacey, et al. v. Genesco Inc., in the U.S. District Court for the Western District of Pennsylvania, alleging that certain of the Company's internet websites are inaccessible to the blind, in violation of the Americans With Disabilities Act. The suit sought injunctive relief and attorneys' fees. The Company has reached an agreement to settle the matter. The settlement will not have a material effect on the Company's financial condition or results of operations.

On April 22, 2016, and May 19, 2016, plaintiffs filed putative class actions (Nahas v. Hatworld, Inc., Murray v. Genesco Inc., and Rando v. Hatworld, Inc.) in the U.S. District Court for New Jersey alleging that certain provisions of the Company's terms and conditions on its e-commerce websites violate the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and seeking statutory penalties and attorneys fees. The Company disputes the basis of the claims asserted in these actions and intends to defend them.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the three months ended April 30, 2016 and May 2, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, interest expense, interest income, asset impairment charges and other, including major litigation and major lease terminations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
April 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$294,221	$75,670	$179,376	$69,975	$29,644	$85	$648,971
Intercompany Sales	—	—	—	—	(178)	—	(178)
Net sales to external customers	$294,221	$75,670	$179,376	$69,975	$29,466	$85	$648,793
Segment operating income (loss)	$19,620	$(2,661)	$6,037	$4,842	$1,853	$(8,237)	$21,454
Asset Impairments and other*	—	—	—	—	—	(3,557)	(3,557)
Earnings (loss) from operations	19,620	(2,661)	6,037	4,842	1,853	(11,794)	17,897
Interest expense	—	—	—	—	—	(1,163)	(1,163)
Interest income	—	—	—	—	—	26	26
Earnings (loss) from continuing operations before income taxes	$19,620	$(2,661)	$6,037	$4,842	$1,853	$(12,931)	$16,760
Total assets**	$363,025	$256,903	$530,052	$114,932	$46,206	$171,158	$1,482,276
Depreciation and amortization	6,062	3,685	6,343	1,464	250	1,010	18,814
Capital expenditures	7,297	2,841	4,878	1,995	152	194	17,357

*Asset Impairments and other includes a $3.4 million charge for asset impairments, which relates to the Lids Sports Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $182.4 million, $93.2 million, $10.2 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group, Schuh Group and Journeys Group increased by $1.5 million, $2.9 million and $0.8 million, respectively, from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.1 million of property and equipment, $65.7 million and $20.8 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 2, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$278,632	78,562	$206,590	$66,362	$30,746	$135	$661,027
Intercompany Sales	—	—	(261)	—	(169)	—	(430)
Net sales to external customers	$278,632	$78,562	$206,329	$66,362	$30,577	$135	$660,597
Segment operating income (loss)	$24,422	$(2,661)	$(3,397)	$3,977	$3,023	$(6,464)	$18,900
Asset Impairments and other*	—	—	—	—	—	(2,646)	(2,646)
Earnings (loss) from operations	24,422	(2,661)	(3,397)	3,977	3,023	(9,110)	16,254
Interest expense	—	—	—	—	—	(660)	(660)
Interest income	—	—	—	—	—	15	15
Earnings (loss) from continuing operations before income taxes	$24,422	$(2,661)	$(3,397)	$3,977	$3,023	$(9,755)	$15,609
Total assets**	$317,770	260,213	$675,325	$111,067	$41,455	$210,058	$1,615,888
Depreciation and amortization	5,460	3,513	7,718	1,365	215	1,222	19,493
Capital expenditures	6,979	1,724	10,789	2,740	134	2,034	24,400

*Asset Impairments and other includes a $0.8 million charge for assets impairments, which relates to the Lids Sports Group, and a $1.8 million charge for network intrusion expenses and $0.1 million for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $200.7 million, $97.3 million and $0.8 million of goodwill, respectively. The Schuh Group goodwill increased by $1.3 million from January 31, 2015 due to foreign currency translation adjustments. Of the Company's $310.6 million of property and equipment, $63.1 million and $14.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures, including those regarding the Company's performance outlook for Fiscal 2017 and beyond.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	Costs associated with changes in minimum wage and overtime requirements.

•
The potential effects of the British referendum on continuing membership in the European Union on consumer demand, currency exchange rates, and other factors affecting the performance of the Schuh business in the United Kingdom.

•	The effectiveness of the Company's omnichannel initiatives.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Competition in the Company's markets.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of customers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	Disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

•
Other factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and other documents the Company files with the Securities and Exchange Commission (the "SEC").

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,350 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at April 30, 2016, the Company operated 2,833 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the three months ended April 30, 2016 and May 2, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,025 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,475 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,150 square feet. The Underground by Journeys retail footwear stores sell footwear and accessories primarily for men and women in the 20 to 35 age group. These stores average approximately 1,850 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 76 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 5,025 square feet, include both street-level and mall locations primarily in the United Kingdom and the Republic of Ireland. During the third quarter of Fiscal 2013, the Schuh Group opened its first Schuh Kids store. As of April 30, 2016, the Company has opened ten Schuh Kids stores that sell footwear primarily for younger children, ages five to 12, and average 2,675 square feet. During the first quarter of Fiscal 2016, the Schuh Group opened its first Schuh store in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 150 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of April 30, 2016, the Company operates 176 Locker Room by Lids leased departments averaging approximately 675 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group formerly operated Lids Team Sports, an athletic team dealer business that was sold in the fourth quarter of Fiscal 2016.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,525 square feet and are located primarily in better malls and in airports throughout the United States. Johnston & Murphy opened its first store in Canada during the fourth quarter of Fiscal 2012. As of April 30, 2016, Johnston & Murphy also operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its first Schuh Kids store in Scotland during the third quarter of Fiscal 2013 and opened its first Schuh store in Germany in the first quarter of Fiscal 2016. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

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

Summary of Results of Operations
The Company's net sales decreased 1.8% during the first quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016 primarily reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Sales increased 6% in Journeys Group and 5% in Johnston & Murphy Group. Sales decreased 13% in Lids Sports Group, including the Lids Team Sports divestiture, 4% in Schuh Group and 4% in Licensed Brands sales. Gross margin as a percentage of net sales increased to 50.8% during the first quarter of Fiscal 2017, compared to 49.4% for the same period last year, reflecting increased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands, partially offset by decreased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group. Selling and administrative expenses increased to 47.5% of net sales during the first quarter of Fiscal 2017 from 46.5% for the same quarter of Fiscal 2016, reflecting increases in expenses as a percentage of net sales in all of the Company's business units and Corporate, except Johnston & Murphy Group. Earnings from operations increased as a percentage of net sales during the first quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016, reflecting increased earnings from operations as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group, partially offset by decreased earnings from operations as a percentage of net sales in Journeys Group and Licensed Brands, with an increased loss from operations as a percentage of net sales in Schuh Group.

Significant Developments

Asset Impairment and Other Charges
The Company recorded pretax charges of $3.6 million in the first quarter of Fiscal 2017, including a $3.4 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

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

Results of Operations - First Quarter Fiscal 2017 Compared to Fiscal 2016

The Company's net sales in the first quarter ended April 30, 2016 decreased 1.8% to $648.8 million from $660.6 million in the first quarter ended May 2, 2015, reflecting decreased net sales in Lids Sports Group, Schuh Group and Licensed Brands, partially offset by increased net sales in Journeys Group and Johnston & Murphy Group. The decrease in sales for the first quarter of Fiscal 2017 primarily reflects the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Comparable sales increased 1% for the first quarter of Fiscal 2017. Gross margin increased 1.0% to $329.7 million in the first quarter of Fiscal 2017 from $326.3 million in the same period last year, and increased as a percentage of net sales from

49.4% to 50.8%, reflecting increased gross margin as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands, offset somewhat by decreased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group. Selling and administrative expenses in the first quarter of Fiscal 2017 increased 0.3% and increased as a percentage of net sales from 46.5% to 47.5%, reflecting increased expenses as a percentage of net sales in all business segments and Corporate, except Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended April 30, 2016 were $16.8 million compared to $15.6 million for the first quarter ended May 2, 2015. Pretax earnings for the first quarter ended April 30, 2016 included an asset impairment and other charge of $3.6 million, primarily related to retail store asset impairments and other legal matters. Pretax earnings for the first quarter ended May 2, 2015 included an asset impairment and other charge of $2.6 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. In addition, pretax earnings for the first quarter of Fiscal 2016 also included $0.9 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first quarter ended April 30, 2016 were $10.4 million ($0.50 diluted earnings per share) compared to $9.9 million ($0.42 diluted earnings per share) for the first quarter ended May 2, 2015. The Company repurchased 1.1 million shares during the first quarter of Fiscal 2017 and no shares were repurchased during the first quarter of Fiscal 2016, but 2.4 million shares were repurchased in the remaining nine months of Fiscal 2016. The increase in earnings per share for the first quarter of Fiscal 2017 was due primarily to decreased shares outstanding as a result of the shares repurchased over the last twelve months and to a lesser extent, the increase in net earnings. The Company recorded an effective income tax rate of 37.0% in the first quarter of Fiscal 2017 compared to 36.3% in the same period last year. The tax rate for the first quarter of Fiscal 2017 was higher compared to last year primarily due to a state tax credit in the first quarter of Fiscal 2016.

Journeys Group

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(dollars in thousands)
Net sales	$294,221	$278,632	5.6%
Earnings from operations	$19,620	$24,422	(19.7)%
Operating margin	6.7%	8.8%

Net sales from Journeys Group increased 5.6% to $294.2 million for the first quarter ended April 30, 2016, compared to $278.6 million for the same period last year. The increase reflects the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016, a 1% increase in comparable sales and a 1% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). Little Burgundy stores are excluded from comparable sales and the average number of stores operated for Journeys Group. The comparable sales increase reflected a 5% increase in the average price per pair of shoes, while footwear unit sales decreased 3%. Journeys Group operated 1,220 stores at the end of the first quarter of Fiscal 2017, including 201 Journeys Kidz stores, 45 Shi by Journeys stores, 97 Underground by Journeys stores, 40 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,171 stores at the end of the first quarter last year, including 187 Journeys Kidz stores, 47 Shi by Journeys stores, 104 Underground by Journeys stores and 35 Journeys stores in Canada.

Journeys Group earnings from operations for the first quarter ended April 30, 2016 decreased 19.7% to $19.6 million compared to $24.4 million for the first quarter ended May 2, 2015. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased markdowns to carry over seasonal product, a comparison to a more favorable product mix the year before and higher shipping and warehouse expenses. In addition, the decrease was due to increased expenses as a percentage of net sales, reflecting increased store related expenses, primarily increased occupancy expense and credit card fees, and bonus expense.

Schuh Group

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(dollars in thousands)
Net sales	$75,670	$78,562	(3.7)%
Loss from operations	$(2,661)	$(2,661)	—%
Operating margin	(3.5)%	(3.4)%

Net sales from Schuh Group decreased 3.7% to $75.7 million for the first quarter ended April 30, 2016, compared to $78.6 million for the first quarter ended May 2, 2015. The decrease reflects primarily a decrease of $3.5 million in sales due to changes in foreign exchange rates and a 5% decrease in comparable sales, partially offset by a 14% increase in the average number of Schuh stores operated. Schuh Group operated 124 stores, including ten Schuh Kids stores, at the end of the first quarter of Fiscal 2017, compared to 111 stores, including seven Schuh Kids stores, at the end of the first quarter of Fiscal 2016.

Schuh Group loss from operations was flat at ($2.7) million for the first quarter ended April 30, 2016 compared to the first quarter ended May 2, 2015. The loss for the first quarter ended May 2, 2015 included $0.9 million in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition. The current year loss reflects an increase in expenses as a percentage of sales due to increased store related expenses, primarily occupancy expense and selling salaries, partially offset by an increase in gross margin as a percentage of sales due to decreased shipping and warehouse expenses.

Lids Sports Group

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(dollars in thousands)
Net sales	$179,376	$206,329	(13.1)%
Earnings (loss) from operations	$6,037	$(3,397)	NM
Operating margin	3.4%	(1.6)%

Net sales from Lids Sports Group decreased 13.1% to $179.4 million for the first quarter ended April 30, 2016, compared to $206.3 million for the same period last year. All of the decline in sales was due to the loss of sales from the Lids Team Sports business, which was sold in the fourth quarter of Fiscal 2016. Comparable sales increased 2% in the first quarter of Fiscal 2017, while the average number of Lids Sports Group stores operated decreased 2%, excluding leased departments. The comparable sales increase reflects a 4% increase in the average price per hat, while comparable store hat units sold were flat for the first quarter of Fiscal 2017. Lids Sports Group operated 1,317 stores at the end of the first quarter of Fiscal 2017, including 113 Lids stores in Canada, 226 Lids Locker Room and Clubhouse stores, which includes 37 Locker Room stores in Canada, and 176 Locker Room by Lids leased departments in Macy's, compared to 1,351 stores at the end of the first quarter last year, including 114 Lids stores in Canada, 239 Lids Locker Room and Clubhouse stores, which includes 40 Locker Room stores in Canada, and 187 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations increased to $6.0 million for the first quarter ended April 30, 2016 compared to a loss from operations of ($3.4) million for the first quarter ended May 2, 2015. The increase was due to increased gross margin as a percentage of net sales, reflecting the loss of the wholesale business, which had lower margins, and better margin on markdown product and decreased shipping and warehouse expenses in the retail business.

Johnston & Murphy Group

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(dollars in thousands)
Net sales	$69,975	$66,362	5.4%
Earnings from operations	$4,842	$3,977	21.8%
Operating margin	6.9%	6.0%

Johnston & Murphy Group net sales increased 5.4% to $70.0 million for the first quarter ended April 30, 2016 from $66.4 million for the first quarter ended May 2, 2015, reflecting primarily a 6% increase in comparable sales, a 1% increase in the average number of stores operated for Johnston & Murphy retail operations and a 2% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the first quarter of Fiscal 2017, while the average price per pair of shoes decreased 4% for the same period. Retail operations accounted for 68.9% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2017, up from 67.7% in the first quarter last year. Comparable sales reflected a 5% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 2%. The store count for Johnston & Murphy retail operations at the end of both the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016 included 172 Johnston & Murphy shops and factory stores, including seven stores in Canada.

Johnston & Murphy Group earnings from operations for the first quarter ended April 30, 2016 increased 21.8% to $4.8 million compared to $4.0 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting decreased occupancy and other store-related expenses.

Licensed Brands

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(dollars in thousands)
Net sales	$29,466	$30,577	(3.6)%
Earnings from operations	$1,853	$3,023	(38.7)%
Operating margin	6.3%	9.9%

Licensed Brands' net sales decreased 3.6% to $29.5 million for the first quarter ended April 30, 2016, from $30.6 million for the same period last year, reflecting decreased sales of Dockers Footwear and Chaps Footwear, partially offset by increased sales of SureGrip Footwear and the addition of sales for G.H Bass Footwear. The sales decrease in Dockers Footwear reflects weakness in the department store channel. Unit sales for Dockers Footwear decreased 12% for the first quarter of Fiscal 2017 and the average price per pair of Dockers shoes decreased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 38.7%, from $3.0 million for the first quarter of Fiscal 2016 to $1.9 million for the first quarter of Fiscal 2017, primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting increased royalty, freight and compensation expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended April 30, 2016 increased to $11.8 million compared to $9.1 million for the first quarter ended May 2, 2015. Corporate expense in the first quarter of Fiscal 2017 included a $3.6 million charge in asset impairment and other charges, primarily for retail store asset impairments and other legal matters. Corporate and other expense in the first quarter of Fiscal 2016 included a $2.6 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. The increase in corporate expenses excluding asset impairment and other charges is primarily due to increased bonus accruals.

Net interest expense increased 76.3% from $0.6 million in the first quarter of Fiscal 2016 to $1.1 million for the first quarter of Fiscal 2017 due to increased revolver borrowings in the first quarter this year compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016 and increased UK borrowings to fund Schuh contingent bonus and deferred purchase price payments in the second quarter of Fiscal 2016.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	April 30, 2016	January 30, 2016	May 2, 2015
	(dollars in millions)
Cash and cash equivalents	$42.8	$133.3	$89.9
Working capital	$424.4	$476.5	$451.3
Long-term debt (including current portion)	$115.9	$111.8	$27.6

Working Capital
The Company's business is somewhat seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $18.5 million in the first three months of Fiscal 2017 compared to cash used in operating activities of $0.5 million in the first three months of Fiscal 2016. The $19.0 million increase in cash flow from operating activities from last year reflects an improvement in cash flow from changes in inventory, prepaids and other current assets and other accrued liabilities of $20.8 million, $5.9 million and $5.8 million, respectively, partially offset by an $18.0 million negative impact on cash flow from changes in accounts payable. The $20.8 million improvement in cash flow from inventory reflects a reduction in the growth in Journeys Group inventory, and partially due to the sale of Lids Team Sports. The $5.9 million improvement in cash flow from prepaids and other current assets reflects changes in prepaid taxes and insurance. The $5.8 million improvement in cash flow from other accrued liabilities reflects changes in compensation accruals and payments. The $18.0 million negative impact on cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors.

The $15.8 million increase in inventories at April 30, 2016 from January 30, 2016 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in Johnston & Murphy Group wholesale and Licensed Brands inventory.

Accounts receivable at April 30, 2016 increased by $5.2 million compared to January 30, 2016, due primarily to increased sales in the wholesale businesses.

Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the credit facilities discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its credit facilities will be sufficient to cover its working capital, capital expenditures and stock repurchases for the foreseeable future.
On December 4, 2015, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement dated as of January 31, 2014 (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other Borrowers,with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term from January 31, 2014. Any swingline loans and any letters of credit and borrowings under the Canadian facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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

There were $27.9 million in UK term loans and $25.6 million in UK revolver loans outstanding at April 30, 2016. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at April 30, 2016. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $60.2 million during the first quarter of Fiscal 2017 and there were no revolver borrowings during the first quarter of Fiscal 2016, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first three months of each year. The borrowings outstanding during the first quarter of Fiscal 2017 reflect funds borrowed for the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016 and the Schuh deferred purchase price payments in the second quarter of Fiscal 2016.
There were $12.0 million of letters of credit outstanding and $62.7 million of revolver borrowings outstanding, including $22.8 million (£15.6 million) related to Genesco (UK) Limited and $39.8 million (C$50.0 million) related to GCO Canada, under the Credit Facility at April 30, 2016. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $282.9 million at April

30, 2016. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at April 30, 2016.
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

The Company's contractual obligations at April 30, 2016 increased approximately 3% from January 30, 2016 due primarily to increased lease obligations, purchase obligations, and to a lesser extent, long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2017 are expected to be approximately $125 million to $135 million. These include retail capital expenditures of approximately $113 million to $123 million to open approximately 40 Journeys stores, including ten in Canada, 45 Journeys Kidz stores, two Little Burgundy stores, one Underground by Journeys store, nine Schuh stores, including three Schuh Kids stores, nine Johnston & Murphy shops and factory stores and 26 Lids Sports Group stores, including 20 Lids stores, with five stores in Canada, five Lids Locker Room and Clubhouse stores and one Locker Room by Lids in Macy's stores, and to complete approximately 228 major store renovations. The planned amount of capital expenditures in Fiscal 2017 for wholesale operations and other purposes is approximately $12 million, including approximately $3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2017. The approximately $11.4 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $42.8 million, $133.3 million and $89.9 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively, of which approximately $1.2 million, $24.1 million and $4.2 million was held by the Company's foreign subsidiaries as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 1,099,900 shares of common stock during the three months ended April 30, 2016 for $73.4 million, of which $3.8 million was not paid in the first quarter but included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company's board of directors approved a new repurchase authorization of $100.0 million in May 2016. This replaces the prior authorization which had $10.7 million remaining. The Company did not repurchase any shares during the three months ended May 2, 2015.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million for each of the first quarters of Fiscal 2017 and 2016. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $27.9 million of outstanding U.K. term loans at a weighted average interest rate of 2.77% as of April 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $27.9 million term loans. The Company has $25.6 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.79% as of April 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $25.6 million revolver borrowings. The Company has $62.7 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.14% as of April 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $62.7 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at April 30, 2016. As a result, the Company considers the interest rate market risk implicit in these investments at April 30, 2016 to be low.

Accounts Receivable - The Company's accounts receivable balance at April 30, 2016 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 11%, two customers each accounted for 8%, while no other customer accounted for more than 7% of the Company's total trade receivables balance as of April 30, 2016. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

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

Summary - Based on the Company's overall market interest rate exposure at April 30, 2016, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2017 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended April 30, 2016 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of April 30, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

February 2016
1-31-16 to 2-27-16(1)	404,900	$64.31	404,900	$58,087

March 2016
2-28-16 to 3-26-16(1)	255,900	$66.46	255,900	$41,080

April 2016
3-27-16 to 4-30-16(1)	439,100	$69.17	439,100	$10,705

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

The Company's board of directors approved a new repurchase authorization of $100.0 million in May 2016. This replaces the prior authorization which had $10.7 million remaining per the table above.

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
Date: June 9, 2016