Form 10-Q
period 2016-07-30
GENESCO INC
filed 2016-09-08
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 26, 2016, 20,624,514 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	July 30, 2016	January 30, 2016	August 1, 2015
Current Assets:
Cash and cash equivalents	$41,466	$133,288	$48,997
Accounts receivable, net of allowances of $3,171 at July 30, 2016,
$2,960 at January 30, 2016 and $4,304 at August 1, 2015	46,469	47,265	58,385
Inventories	663,708	529,758	734,803
Deferred income taxes	28,146	28,965	29,192
Prepaids and other current assets	69,381	60,810	70,644
Total current assets	849,170	800,086	942,021

Property and equipment:
Land	7,872	8,038	8,303
Buildings and building equipment	50,761	51,768	34,803
Computer hardware, software and equipment	190,689	183,985	170,304
Furniture and fixtures	209,246	209,337	198,580
Construction in progress	27,341	16,190	41,731
Improvements to leased property	363,000	359,591	349,962
Property and equipment, at cost	848,909	828,909	803,683
Accumulated depreciation	(527,678)	(505,581)	(493,268)
Property and equipment, net	321,231	323,328	310,415
Deferred income taxes	1,525	959	30
Goodwill	277,028	281,385	300,230
Trademarks, net of accumulated amortization of $5,372 at July 30,
2016, $5,039 at January 30, 2016 and $5,451 at August 1, 2015	86,035	86,740	82,651
Other intangibles, net of accumulated amortization of $16,303 at
July 30, 2016, $15,947 at January 30, 2016 and $24,853 at August
1, 2015	3,123	3,569	10,274
Other noncurrent assets	43,201	45,123	38,267
Total Assets	$1,581,313	$1,541,190	$1,683,888

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	July 30, 2016	January 30, 2016	August 1, 2015
Current Liabilities:
Accounts payable	$269,371	$154,241	$271,021
Accrued employee compensation	23,529	23,666	25,296
Accrued other taxes	22,415	24,508	24,289
Accrued income taxes	4,288	16,349	58
Current portion – long-term debt	10,620	14,182	18,764
Other accrued liabilities	64,233	79,282	75,860
Provision for discontinued operations	13,249	11,389	10,483
Total current liabilities	407,705	323,617	425,771
Long-term debt	124,981	97,583	94,281
Pension liability	9,487	9,957	21,686
Deferred rent and other long-term liabilities	150,508	149,020	141,888
Provision for discontinued operations	1,713	4,230	4,247
Total liabilities	694,394	584,407	687,873
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,071	1,077	1,266
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
July 30, 2016 – 21,109,751/20,621,287
January 30, 2016 – 22,322,799/21,834,335
August 1, 2015 – 24,273,736/23,785,272	21,110	22,323	24,274
Additional paid-in capital	230,372	224,004	216,155
Retained earnings	697,768	768,222	806,498
Accumulated other comprehensive loss	(47,105)	(42,613)	(36,157)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	885,359	955,156	994,179
Noncontrolling interest – non-redeemable	1,560	1,627	1,836
Total equity	886,919	956,783	996,015
Total Liabilities and Equity	$1,581,313	$1,541,190	$1,683,888

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$625,557	$655,525	$1,274,350	$1,316,122
Cost of sales	310,820	335,434	629,916	669,698
Selling and administrative expenses	302,662	306,422	610,905	613,855
Asset impairments and other, net	(7,945)	1,173	(4,388)	3,819
Earnings from operations	20,020	12,496	37,917	28,750
Gain on sale of Lids Team Sports	(2,485)	—	(2,485)	—
Interest expense, net:
Interest expense	1,316	945	2,479	1,605
Interest income	(10)	(17)	(36)	(32)
Total interest expense, net	1,306	928	2,443	1,573
Earnings from continuing operations before income taxes	21,199	11,568	37,959	27,177
Income tax expense	6,695	3,975	12,891	9,639
Earnings from continuing operations	14,504	7,593	25,068	17,538
Provision for discontinued operations, net	74	(73)	(80)	(140)
Net Earnings	$14,578	$7,520	$24,988	$17,398

Basic earnings per common share:
Continuing operations	$0.72	$0.32	$1.22	$0.74
Discontinued operations	0.00	0.00	0.00	0.00
Net earnings	$0.72	$0.32	$1.22	$0.74
Diluted earnings per common share:
Continuing operations	$0.72	$0.32	$1.22	$0.74
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings	$0.72	$0.32	$1.21	$0.73

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$14,578	$7,520	$24,988	$17,398
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.1 million and $0.2 million for the three and six months ended July 30, 2016 and $0.5 million and $1.0 million for the three and six months ended August 1, 2015	118	727	256	1,552
Postretirement liability adjustments, net of tax of $0.0 million for both the three and six months ended July 30, 2016 and $0.0 million and ($0.3 million) for the three and six months ended August 1, 2015	15	29	30	(405)
Foreign currency translation adjustments	(13,376)	(695)	(4,778)	3,272
Total other comprehensive income (loss)	(13,243)	61	(4,492)	4,419
Comprehensive income	$1,335	$7,581	$20,496	$21,817

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,578	$7,520	$24,988	$17,398
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,109	19,382	37,923	38,875
Amortization of deferred note expense and debt discount	212	210	426	382
Deferred income taxes	4,135	5,447	1,609	3,815
Provision (recoveries) on accounts receivable	81	(13)	247	(64)
Gain on sale of business	(2,485)	—	(2,485)	—
Impairment of long-lived assets	1,017	931	4,453	1,697
Restricted stock expense	3,367	3,409	6,653	6,900
Provision for discontinued operations	(120)	120	132	231
Tax benefit of stock options and restricted stock	(9)	(15)	(28)	(59)
Other	446	632	1,077	762
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	5,623	2,191	417	(2,822)
Inventories	(118,357)	(99,105)	(134,174)	(135,727)
Prepaids and other current assets	(10,726)	(12,965)	(9,143)	(17,239)
Accounts payable	97,691	37,727	120,890	78,919
Other accrued liabilities	(348)	(60,357)	(23,717)	(89,497)
Other assets and liabilities	(2,152)	209	1,340	1,261
Net cash provided by (used in) operating activities	12,062	(94,677)	30,608	(95,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,346)	(21,871)	(40,703)	(46,271)
Acquisitions, net of cash acquired	(22)	—	(22)	—
Proceeds from (payments related to) asset sales and sale of business	(545)	15	(545)	34
Net cash used in investing activities	(23,913)	(21,856)	(41,270)	(46,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(3,070)	(10,842)	(4,990)	(12,604)
Proceeds from issuance of long-term debt	—	27,417	—	27,417
Borrowings under revolving credit facility	69,994	82,140	69,994	82,140
Payments on revolving credit facility	(38,682)	(13,400)	(39,429)	(13,400)
Tax benefit of stock options and restricted stock	9	15	28	59
Share repurchases	(23,768)	(21,695)	(100,664)	(21,695)
Change in overdraft balances	6,595	10,486	(5,760)	15,179
Additions to deferred note cost	—	(639)	—	(639)
Exercise of stock options	513	211	573	576
Other	(143)	—	(283)	—
Net cash (used in) provided by financing activities	11,448	73,693	(80,531)	77,033
Effect of foreign exchange rate fluctuations on cash	(881)	1,951	(629)	502
Net Decrease in Cash and Cash Equivalents	(1,284)	(40,889)	(91,822)	(63,870)
Cash and cash equivalents at beginning of period	42,750	89,886	133,288	112,867
Cash and cash equivalents at end of period	$41,466	$48,997	$41,466	$48,997
Supplemental Cash Flow Information:
Net cash paid (received) for:
Interest	$1,086	$444	$1,884	$925
Income taxes	21,413	21,212	34,535	33,782
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 31, 2015	$1,274	$24,515	$208,888	$820,563	$(40,576)	$(17,857)	$1,970	$998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	1,077	22,323	224,004	768,222	(42,613)	(17,857)	1,627	956,783
Net earnings		—	—	24,988	—	—	—	24,988
Other comprehensive loss	—	—	—	—	(4,492)	—	—	(4,492)
Exercise of stock options	—	15	558	—	—	—	—	573
Employee and non-employee restricted stock	—	—	6,653	—	—	—	—	6,653
Restricted stock issuance	—	226	(226)	—	—	—	—	—
Restricted shares withheld for taxes	—	(55)	55	(3,424)	—	—	—	(3,424)
Tax benefit of stock options and
restricted stock exercised	—	—	(670)	—	—	—	—	(670)
Shares repurchased	—	(1,409)	—	(92,018)	—	—	—	(93,427)
Other	(6)	10	(2)	—	—	—	—	2
Noncontrolling interest – loss	—	—	—	—	—	—	(67)	(67)
Balance July 30, 2016	$1,071	$21,110	$230,372	$697,768	$(47,105)	$(17,857)	$1,560	$886,919

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including the following: journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com and shop.neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at July 30, 2016, the Company operated 2,805 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the six months ended July 30, 2016 and August 1, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.1 million for the second quarter of Fiscal 2017 and 2016, respectively, and $0.1 million and $0.2 million for the first six months of Fiscal 2017 and 2016, respectively. These charges (gains) are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 8.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At July 30, 2016, the Company had a deferred tax valuation allowance of $3.1 million.

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

The Company recorded an effective income tax rate of 31.6% in the second quarter of Fiscal 2017 compared to 34.4% for the same period last year and 34.0% and 35.5% for the first six months of Fiscal 2017 and 2016, respectively. The lower effective rate in Fiscal 2017 reflects the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

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

The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately 9.67 years.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $41.5 million, $133.3 million and $49.0 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively, of which approximately $11.8 million, $24.1 million and $17.4 million was held by the Company's foreign subsidiaries as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at July 30, 2016, January 30, 2016 and August 1, 2015. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At July 30, 2016, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At July 30, 2016, January 30, 2016 and August 1, 2015, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $39.2 million, $45.0 million and $60.8 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, two customers each accounted for 10% and two customers each accounted for 9% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of July 30, 2016.

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

Depreciation expense related to property and equipment was approximately $18.9 million and $18.7 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $37.4 million and $37.5 million for the six months ended July 30, 2016 and August 1, 2015, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.4 million, $25.4 million and $23.2 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively, and deferred rent of $49.7 million, $48.0 million and $46.9 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.4 million, $10.6 million and $10.5 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $181.8 million for the Lids Sports Group, $9.9 million for the Journeys Group, $84.5 million for the Schuh Group and $0.8 million for Licensed Brands at July 30, 2016, $180.9 million for the Lids Sports Group, $9.4 million for Journeys Group, $90.3 million for the Schuh Group and $0.8 million for Licensed Brands at January 30, 2016 and $199.8 million for the Lids Sports Group, $99.6 million for the Schuh Group and $0.8 million for Licensed Brands at August 1, 2015. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. The Company has not had an impairment charge for intangible assets.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at July 30, 2016 and January 30, 2016 are as follows:

Fair Values
In thousands	July 30, 2016		January 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$94,314	$94,240	$58,344	$58,480
UK Term Loans	22,038	22,338	28,603	28,901
UK Revolver Borrowings	19,249	19,235	24,818	24,630

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.4 million and $2.2 million for the second quarters of Fiscal 2017 and 2016, respectively, and $3.0 million and $4.6 million for the first six months of Fiscal 2017 and 2016, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million for each of the second quarters of Fiscal 2017 and 2016 and $0.3 million for each of the first six months of Fiscal 2017 and 2016. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $15.0 million, $16.9 million and $14.1 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $112.2 million and $107.6 million for the second quarters of Fiscal 2017 and 2016, respectively, and $223.4 million and $213.5 million for the first six months of Fiscal 2017 and 2016, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $15.7 million and $14.9 million for the second quarters of Fiscal 2017 and 2016, respectively, and $32.4 million and $32.1 million for the first six months of Fiscal 2017 and 2016, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.6 million, $2.0 million and $1.8 million at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.7 million for each of the second quarters of Fiscal 2017 and 2016 and $1.7 million for each of the first six months of Fiscal 2017 and 2016. During the first six months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.4 million and $0.5 million for the second quarters of Fiscal 2017 and 2016, respectively, and $2.7 million and $1.6 million for the first six months of Fiscal 2017 and 2016, respectively. During the first six months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 7).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net gain of $(0.5) million and $(1.5) million for the second quarter and first six months of Fiscal 2017 and a net loss of $1.4 million and $1.5 million for the second quarter and first six months of Fiscal 2016.

Share-Based Compensation
The Company has share-based compensation covering certain members of management and non-employee directors. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation - Stock Compensation Topic of the Codification. The Company has not granted any stock options since the first quarter of Fiscal 2008. The fair value of employee restricted stock granted is determined based on the closing price of the Company's stock on the date of grant. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 30, 2016 consisted of $12.8 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $0.8 million, net of tax, and a cumulative foreign currency translation adjustment of $33.5 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the six months ended July 30, 2016:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 30, 2016	$(28,706)	$(13,907)	$(42,613)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(6,700)	—	(6,700)
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,922	—	1,922
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	470	470
Income tax expense	—	184	184
Current period other comprehensive income (loss), net of tax	(4,778)	286	(4,492)
Balance July 30, 2016	$(33,484)	$(13,621)	$(47,105)

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

New Accounting Principles
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-2"). The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of our Fiscal 2020 or February 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU No. 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of July 30, 2016, the Company has $28.1 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Condensed Consolidated Balance Sheets. The change to noncurrent classification will impact our working capital. The Company is currently assessing which transition method will be adopted.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASUs are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 requires the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company adopted these ASUs in the first quarter of Fiscal 2017. There were $0.2 million, $0.3 million and $0.4 million in deferred financing costs reclassified to long-term debt from noncurrent assets as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

within those fiscal years, with early adoption permitted. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for the six months ended July 30, 2016. The Company will adopt ASU 2016-09 in the first quarter of Fiscal 2018.

Note 2
Intangible Assets and Sale of Business

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Jul. 30, 2016	Jan. 30, 2016	Jul. 30, 2016	Jan. 30, 2016	Jul. 30, 2016	Jan. 30, 2016	Jul. 30, 2016	Jan. 30, 2016
Gross other intangibles	$14,840	$14,841	$2,532	$2,622	$2,054	$2,053	$19,426	$19,516
Accumulated amortization	(12,859)	(12,637)	(2,253)	(2,264)	(1,191)	(1,046)	(16,303)	(15,947)
Net Other Intangibles	$1,981	$2,204	$279	$358	$863	$1,007	$3,123	$3,569

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.2 million and $0.8 million for the second quarters of Fiscal 2017 and 2016, respectively, and $0.5 million and $1.5 million for the first six months of Fiscal 2017 and 2016, respectively. The amortization of intangibles, including trademarks, is expected to be $0.9 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million for Fiscal 2017, 2018, 2019, 2020 and 2021, respectively.

Sale of Business
The Company recognized a pretax gain of $2.5 million during the second quarter of Fiscal 2017 on the sale of Lids Team Sports related to final working capital adjustments.

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

The Company recorded a pretax gain of $(7.9) million in the second quarter of Fiscal 2017, including a $(9.0) million gain for network intrusion expenses related to a litigation settlement, partially offset by a $1.0 million charge for retail store asset impairments. The Company recorded a pretax gain of $(4.4) million in the first six months of Fiscal 2017, including an $(8.9) million gain for network intrusion expenses related to a litigation settlement (see Note 8), partially offset by a $4.5 million charge for retail store asset impairments and $0.1 million for other legal matters.

The Company recorded pretax charges of $1.2 million in the second quarter of Fiscal 2016, including a $0.9 million charge for retail store asset impairments and a $0.2 million charge for network intrusion expenses. The Company recorded pretax charges of $3.8 million in the first six months of Fiscal 2016, including charges of $2.0 million for network intrusion expenses, $1.7 million for retail store asset impairments and $0.1 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 31, 2015	$14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016	15,619
Additional provision Fiscal 2017	132
Charges and adjustments, net	(789)
Balance July 30, 2016*	14,962
Current provision for discontinued operations	13,249
Total Noncurrent Provision for Discontinued Operations	$1,713

*Includes a $14.3 million environmental provision, including $13.2 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	July 30, 2016	January 30, 2016
Raw materials	$409	$469
Wholesale finished goods	65,080	58,773
Retail merchandise	598,219	470,516
Total Inventories	$663,708	$529,758

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

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of July 30, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 30, 2016	$694	$—	$—	$694	$3,436
Measured as of July 30, 2016	618	—	—	618	1,017
Sub-total asset impairment YTD					$4,453

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.0 million and $4.5 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three and six

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

months ended July 30, 2016, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$137	$112	$165	$209
Interest cost	1,028	1,062	66	62
Expected return on plan assets	(1,410)	(1,446)	—	—
Amortization:
Losses	195	1,197	25	48
Net amortization	195	1,197	25	48
Net Periodic Benefit Cost (Gain)	$(50)	$925	$256	$319

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$275	$225	$330	$419
Interest cost	2,062	2,140	132	123
Expected return on plan assets	(2,822)	(2,895)	—	—
Amortization:
Losses	421	2,554	50	96
Net amortization	421	2,554	50	96
Net Periodic Benefit Cost (Gain)	$(64)	$2,024	$512	$638
There is no cash contribution required for the pension plan in 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans, Continued

The actual net periodic pension cost for Fiscal 2017 is less than estimated due primarily to updating the average years of future service from 9.0 years to 9.67 years. The change resulted in lower amortization which was included in expense. As a result, the expected benefit payments in the future have changed. Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)
2017	$7.9
2018	7.7
2019	7.6
2020	7.4
2021	7.2
2022 - 2026	32.7

Pension Plan Buyout
In June 2016, the Company's board of directors authorized an offer to terminated vested participants in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company anticipates making the buyout offer in the fourth quarter of Fiscal 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 30, 2016			August 1, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$14,504			$7,593

Basic EPS from continuing operations
Income available to
common shareholders	14,504	20,195	$0.72	7,593	23,538	$0.32

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		11			33
Employees' preferred stock(1)		38			45

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$14,504	20,244	$0.72	$7,593	23,616	$0.32

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the second quarters ended July 30, 2016 and August 1, 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 30, 2016			August 1, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$25,068			$17,538

Basic EPS from continuing operations
Income available to
common shareholders	25,068	20,505	$1.22	17,538	23,544	$0.74

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		74			106
Employees' preferred stock(1)		38			45

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$25,068	20,617	$1.22	$17,538	23,695	$0.74

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first six months ended July 30, 2016 and August 1, 2015.

The Company repurchased 309,105 shares of common stock during the three months ended July 30, 2016 for $20.0 million and repurchased 1,409,005 shares of common stock during the six months ended July 30, 2016 for $93.4 million. The Company has $80.0 million remaining under its current $100.0 million share repurchase authorization announced in May 2016. The Company repurchased 424,384 shares of common stock during the three and six months ended August 1, 2015 for $27.5 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The Company undertook the IRM and RIFS voluntarily, without admitting liability or accepting responsibility for any future remediation of the site. The United States Environmental Protection Agency (“EPA”), which has assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In July 2009, the Company agreed to a Consent Order with the EPA requiring the Company to perform certain remediation actions, operations, maintenance and monitoring at the site. In September 2009, a Consent Judgment embodying the Consent Order was filed in the U.S. District Court for the Eastern District of New York.

In September 2015, the EPA adopted an amendment to the 2007 Record of Decision by eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the 2007 Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires the Company to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to the Company estimated at $1.7 million to $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

The Village additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimates at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleges could exceed $41 million, undiscounted, over a 70-year period.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

In June 2016 the Company and the Village reached an agreement providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against the Company asserted in the Village Lawsuit in exchange for a lump-sum payment of $10.0 million by the Company. On August 25, 2016, the Village Lawsuit was dismissed with prejudice. The cost of the settlement with the Village and the estimated costs associated with the Company's compliance with the Consent Judgment were covered by the Company's existing provision for the site. The settlement with the Village did not have, and the Company expects that the Consent Judgment will not have, a material effect on its financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $14.3 million as of July 30, 2016, $14.5 million as of January 30, 2016 and $14.1 million as of August 1, 2015. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at July 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.1 million reflected in the second quarters Fiscal 2017 and Fiscal 2016, respectively, and $0.1 million and $0.2 million reflected in the first six months of Fiscal 2017 and 2016, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

Other Matters
On December 10, 2010, the Company announced that it had suffered a criminal intrusion into the portion of its computer network that processes payments for transactions in certain of its retail stores. Visa, Inc., MasterCard Worldwide and American Express Travel Related Services Company, Inc. have asserted claims totaling approximately $15.6 million in connection with the intrusion and the claims of two of the claimants have been collected by withholding payment card receivables of the Company. In the fourth quarter of Fiscal 2013, the Company recorded a $15.4 million charge to earnings in connection with the disputed liability. On March 7, 2013, the Company filed an action in the U.S. District Court for the Middle District of Tennessee against Visa U.S.A. Inc., Visa Inc. and Visa International Service Association (collectively, "Visa") seeking to recover $13.3 million in non-compliance fines and issuer reimbursement assessments collected from the Company in connection with the intrusion. In May 2016, the Company and Visa reached an agreement to settle the litigation. The Company recognized a pretax gain of $9.0 million in connection with the settlement in the second quarter of Fiscal 2017.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

On March 3, 2016, plaintiffs filed an action Lacey, et al. v. Genesco Inc., in the U.S. District Court for the Western District of Pennsylvania, alleging that certain of the Company's internet websites are inaccessible to the blind, in violation of the Americans With Disabilities Act. The suit sought injunctive relief and attorneys' fees. The matter was settled in the second quarter of Fiscal 2017. The settlement did not have a material effect on the Company's financial condition or results of operations.

On April 22, 2016, and May 19, 2016, plaintiffs filed putative class actions (Nahas v. Hatworld, Inc., Murray v. Genesco Inc., and Rando v. Hatworld, Inc.) in the U.S. District Court for New Jersey alleging that certain provisions of the Company's terms and conditions on its e-commerce websites violate the New Jersey Truth-in-Consumer Contract, Warranty and Notice Act and seeking statutory penalties and attorneys fees. The matters were settled in the second quarter of Fiscal 2017. The settlements did not have a material effect on the Company's financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the six months ended July 30, 2016 and August 1, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
July 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$252,134	$96,960	$188,912	$65,151	$22,673	$300	$626,130
Intercompany Sales	—	—	—	—	(573)	—	(573)
Net sales to external customers	$252,134	$96,960	$188,912	$65,151	$22,100	$300	$625,557
Segment operating income (loss)	$4,481	$5,693	$7,132	$2,255	$234	$(7,720)	$12,075
Asset Impairments and other*	—	—	—	—	—	7,945	7,945
Earnings (loss) from operations	4,481	5,693	7,132	2,255	234	225	20,020
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(1,316)	(1,316)
Interest income	—	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$4,481	$5,693	$7,132	$2,255	$234	$1,404	$21,199
Total assets**	$451,154	$232,812	$545,216	$128,487	$47,071	$176,573	$1,581,313
Depreciation and amortization	5,950	3,809	6,592	1,483	257	1,018	19,109
Capital expenditures	15,632	3,566	731	3,183	196	38	23,346

*Asset Impairments and other includes a $1.0 million charge for asset impairments, which relates primarily to the Lids Sports Group, and a $(9.0) million gain for network intrusion expenses related to a litigation settlement.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.8 million, $84.5 million, $9.9 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group and Journeys Group increased by $0.9 million and $0.5 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $5.8 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.2 million of property and equipment, $60.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
August 1, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$247,177	103,204	$222,425	$60,822	$22,150	$162	$655,940
Intercompany Sales	—	—	(207)	—	(208)	—	(415)
Net sales to external customers	$247,177	$103,204	$222,218	$60,822	$21,942	$162	$655,525
Segment operating income (loss)	$9,228	$4,892	$5,593	$846	$1,158	$(8,048)	$13,669
Asset Impairments and other*	—	—	—	—	—	(1,173)	(1,173)
Earnings (loss) from operations	9,228	4,892	5,593	846	1,158	(9,221)	12,496
Interest expense	—	—	—	—	—	(945)	(945)
Interest income	—	—	—	—	—	17	17
Earnings (loss) from continuing operations before income taxes	$9,228	$4,892	$5,593	$846	$1,158	$(10,149)	$11,568
Total assets**	$387,714	266,461	$695,233	$114,577	$42,375	$177,528	$1,683,888
Depreciation and amortization	5,328	3,775	7,513	1,391	212	1,163	19,382
Capital expenditures	6,796	2,894	9,699	1,748	195	539	21,871

*Asset Impairments and other includes a $0.9 million charge for assets impairments, of which $0.5 million relates to the Lids Sports Group and $0.4 million relates to the Schuh Group, and a $0.2 million charge for network intrusion expenses.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
July 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$546,355	$172,630	$368,288	$135,126	$52,317	$385	$1,275,101
Intercompany Sales	—	—	—	—	(751)	—	(751)
Net sales to external customers	$546,355	$172,630	$368,288	$135,126	$51,566	$385	$1,274,350
Segment operating income (loss)	$24,101	$3,032	$13,169	$7,097	$2,087	$(15,957)	$33,529
Asset Impairments and other*	—	—	—	—	—	4,388	4,388
Earnings (loss) from operations	24,101	3,032	13,169	7,097	2,087	(11,569)	37,917
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(2,479)	(2,479)
Interest income	—	—	—	—	—	36	36
Earnings (loss) from continuing operations before income taxes	$24,101	$3,032	$13,169	$7,097	$2,087	$(11,527)	$37,959
Total assets**	$451,154	$232,812	$545,216	$128,487	$47,071	$176,573	$1,581,313
Depreciation and amortization	12,012	7,494	12,935	2,947	507	2,028	37,923
Capital expenditures	22,929	6,407	5,609	5,178	348	232	40,703

*Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses related to a litigation settlement, a $4.5 million charge for asset impairments, of which $4.4 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.8 million, $84.5 million, $9.9 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group and Journeys Group increased by $0.9 million and $0.5 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $5.8 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.2 million of property and equipment, $60.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
August 1, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	525,809	181,766	429,015	127,184	52,896	297	$1,316,967
Intercompany Sales	—	—	(468)	—	(377)	—	(845)
Net sales to external customers	$525,809	$181,766	$428,547	$127,184	$52,519	$297	$1,316,122
Segment operating income (loss)	33,650	2,231	2,196	4,823	4,181	(14,512)	$32,569
Asset Impairments and other*	—	—	—	—	—	(3,819)	(3,819)
Earnings (loss) from operations	33,650	2,231	2,196	4,823	4,181	(18,331)	28,750
Interest expense	—	—	—	—	—	(1,605)	(1,605)
Interest income	—	—	—	—	—	32	32
Earnings (loss) from continuing operations before income taxes	$33,650	$2,231	$2,196	$4,823	$4,181	$(19,904)	$27,177
Total assets**	387,714	266,461	695,233	114,577	42,375	177,528	$1,683,888
Depreciation and amortization	10,788	7,288	15,231	2,756	427	2,385	38,875
Capital expenditures	13,775	6,036	20,488	4,488	329	1,155	46,271

*Asset Impairments and other includes a $2.0 million charge for network intrusion expenses, a $1.7 million charge for asset impairments, of which $1.3 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, and a $0.1 million charge for other legal matters.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results,including those regarding the Company's performance outlook for Fiscal 2017 and beyond, could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Competition in the Company's markets.

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings.

•	Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department stores or other factors.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of customers or consumers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,175 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at July 30, 2016, the Company operated 2,805 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the six months ended July 30, 2016 and August 1, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,025 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,475 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 77 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,875 square feet, include both street-level and mall locations primarily in the United Kingdom and the Republic of Ireland. During the second quarter of Fiscal 2017, the Schuh Group opened its third Schuh store in Germany. The Schuh Group now operates three stores in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 148 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of July 30, 2016, the Company operated 150 Locker Room by Lids leased departments averaging approximately 675 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group formerly operated Lids Team Sports, an athletic team dealer business that was sold in the fourth quarter of Fiscal 2016.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. As of July 30, 2016, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its third Schuh store in Germany in the second quarter of Fiscal 2017. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

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

Summary of Results of Operations
The Company's net sales decreased 4.6% during the second quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016 primarily reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Sales increased 2% in Journeys Group, 7% in Johnston & Murphy Group and 1% in Licensed Brands. Sales decreased 15% in Lids Sports Group, including the Lids Team Sports divestiture, and 6% in Schuh Group. Schuh Group's net sales decreased $9.9 million during the second quarter due to changes in foreign exchange rates. Gross margin as a percentage of net sales increased to 50.3% during the second quarter of Fiscal 2017, compared to 48.8% for the same period last year, reflecting increased gross margin as a percentage of net sales in Journeys Group and Lids Sports Group, partially offset by decreased gross margin as a percentage of net sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses increased to 48.4% of net sales during the second quarter of Fiscal 2017 from 46.7% for the same quarter of Fiscal 2016, reflecting increases in expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by decreases in expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group, while Corporate expenses remained flat. Earnings from operations decreased as a percentage of net sales during the second quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016, reflecting decreased earnings from operations as a percentage of net sales in Journeys Group and Licensed Brands, partially offset by increased earnings from operations as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group.

Significant Developments

Sale of Business
The Company recognized a pretax gain of $2.5 million during the second quarter of Fiscal 2017 on the sale of Lids Team Sports related to final working capital adjustments.

Pension Plan Buyout
In June 2016, the Company's board of directors authorized an offer to terminated vested participants in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company anticipates making the buyout offer in the fourth quarter of Fiscal 2017. Depending upon the number of participants who accept the offer and the amount of future benefits settled in the buyout, the Company could incur a one-time charge to earnings in the range of $1.0 million to $4.0 million in the fourth quarter of Fiscal 2017.

Asset Impairment and Other Charges
The Company recorded a pretax gain of $7.9 million in the second quarter of Fiscal 2017, including a $9.0 million gain for network intrusion expenses related to a litigation settlement, partially offset by a $1.0 million charge for retail store asset impairments. The Company recorded a pretax gain of $4.4 million in the first six months of Fiscal 2017, including an $8.9 million gain for network intrusion expenses related to a litigation settlement, partially offset by a $4.5 million charge for retail store asset impairments and $0.1 million for other legal matters.

The Company recorded pretax charges of $1.2 million in the second quarter of Fiscal 2016, including a $0.9 million charge for retail store asset impairments and a $0.2 million charge for network intrusion expenses. The Company recorded pretax charges of $3.8 million in the first six months of Fiscal 2016, including charges of $2.0 million for network intrusion expenses, $1.7 million for retail store asset impairments and $0.1 million for other legal matters.

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

Results of Operations - Second Quarter Fiscal 2017 Compared to Fiscal 2016

The Company's net sales in the second quarter ended July 30, 2016 decreased 4.6% to $625.6 million from $655.5 million in the second quarter ended August 1, 2015, reflecting decreased net sales in Lids Sports Group and Schuh Group, partially offset by increased net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands. The decrease in sales for the second quarter of Fiscal 2017 primarily reflects the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Schuh Group's net sales decreased $9.9 million during the second quarter due to changes in foreign exchange rates. Comparable sales decreased 1% for the second quarter of Fiscal 2017. Gross margin decreased 1.7% to $314.7 million in the second quarter of Fiscal 2017 from $320.1 million in the same period last year, but increased as a percentage of net sales from 48.8% to 50.3%, reflecting increased gross margin as a percentage of net sales in Journeys Group and Lids Sports Group, offset somewhat by decreased gross margin as a percentage of net sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the second quarter of Fiscal 2017 decreased 1.2% but increased as a percentage of net sales from 46.7% to 48.4%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by decreases in expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group, while Corporate expenses remained flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended July 30, 2016 were $21.2 million compared to $11.6 million for the second quarter ended August 1, 2015. Pretax earnings for the second quarter ended July 30, 2016 included an asset impairment and other gain of $7.9 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments. Pretax earnings for the second quarter ended August 1, 2015 included an asset impairment and other charge of $1.2 million, primarily related to retail store asset impairments and network intrusion expenses. In addition, pretax earnings for the second quarter of Fiscal 2016 included $0.6 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the second quarter ended July 30, 2016 were $14.6 million ($0.72 diluted earnings per share) compared to $7.5 million ($0.32 diluted earnings per share) for the second quarter ended August 1, 2015. The Company recorded an effective income tax rate of 31.6% in the second quarter of Fiscal 2017 compared to 34.4% in the same period last year. The tax rate for the second quarter of Fiscal 2017 was lower compared to last year primarily due to the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

Journeys Group

	Three Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$252,134	$247,177	2.0%
Earnings from operations	$4,481	$9,228	(51.4)%
Operating margin	1.8%	3.7%

Net sales from Journeys Group increased 2.0% to $252.1 million for the second quarter ended July 30, 2016, compared to $247.2 million for the same period last year. The increase reflects the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016 and a 1% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four), partially offset by a 4% decrease in comparable sales. Little Burgundy stores are excluded from comparable sales and the average number of stores operated for Journeys Group. The comparable sales decrease reflected an 8% decrease in footwear unit sales, which the Company believes is attributable in part to a shift in fashion preferences that emerged in the course of the quarter to products for which the Company had a limited supply, while the average price per pair of shoes increased 5%. The Company expects that, because of supply chain lead times limiting its ability to obtain sufficient amounts of products in high demand after the shift in fashion preferences, comparable sales may be adversely affected at least for the balance of Fiscal 2017. Journeys Group operated 1,230 stores at the end of the second quarter of Fiscal 2017, including 208 Journeys Kidz stores, 44 Shi by Journeys stores, 96 Underground by Journeys stores, 41 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,171 stores at the end of the second quarter last year, including 189 Journeys Kidz stores, 46 Shi by Journeys stores, 102 Underground by Journeys stores and 35 Journeys stores in Canada.

Journeys Group earnings from operations for the second quarter ended July 30, 2016 decreased 51.4% to $4.5 million compared to $9.2 million for the second quarter ended August 1, 2015. The decrease was due to increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily occupancy, advertising and depreciation expenses, as a result of the negative comparable sales for the second quarter this year, and credit card chargeback fees.

Schuh Group

	Three Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$96,960	$103,204	(6.1)%
Earnings from operations	$5,693	$4,892	16.4%
Operating margin	5.9%	4.7%

Net sales from Schuh Group decreased 6.1% to $97.0 million for the second quarter ended July 30, 2016, compared to $103.2 million for the second quarter ended August 1, 2015. The decrease reflects primarily a decrease of $9.9 million in sales due to changes in foreign exchange rates and a 1% decrease in comparable sales, partially offset by a 12% increase in the average number of Schuh stores operated. Schuh Group operated 126 stores at the end of the second quarter of Fiscal 2017, compared to 113 stores at the end of the second quarter of Fiscal 2016.

Schuh Group earnings from operations increased 16.4% to $5.7 million for the second quarter ended July 30, 2016 compared to $4.9 million for the second quarter ended August 1, 2015. Earnings for the second quarter ended August 1, 2015 included $0.6 million in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition. The increase in earnings from operations this year reflects a decrease in expenses as a percentage of sales due to gains on foreign currency and no deferred purchase price compensation expense, which more than offset a decrease in gross margin as a percentage of sales due to changes in sales mix. Schuh's earnings from operations was negatively impacted by $0.6 million due to the decline in the foreign exchange rates.

Lids Sports Group

	Three Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$188,912	$222,218	(15.0)%
Earnings from operations	$7,132	$5,593	27.5%
Operating margin	3.8%	2.5%

Net sales from Lids Sports Group decreased 15.0% to $188.9 million for the second quarter ended July 30, 2016, compared to $222.2 million for the same period last year. Most of the decline in sales was due to the loss of sales from the Lids Team Sports business, which was sold in the fourth quarter of Fiscal 2016. Comparable sales were flat in the second quarter of Fiscal 2017, while the average number of Lids Sports Group stores operated decreased 2%, excluding leased departments. Comparable sales reflects a 2% decrease in comparable store hat units sold, while the average price per hat increased 3% for the second quarter of Fiscal 2017. Lids Sports Group operated 1,275 stores at the end of the second quarter of Fiscal 2017, including 112 Lids stores in Canada, 220 Lids Locker Room and Clubhouse stores, which includes 36 Locker Room stores in Canada, and 150 Locker Room by Lids leased departments in Macy's, compared to 1,344 stores at the end of the second quarter last year, including 114 Lids stores in Canada, 233 Lids Locker Room and Clubhouse stores, which includes 39 Locker Room stores in Canada, and 184 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations increased 27.5% to $7.1 million for the second quarter ended July 30, 2016 compared to $5.6 million for the second quarter ended August 1, 2015. The increase was due to increased gross margin as a percentage of net sales, reflecting the sale of the wholesale business, which had lower margins, and decreased shipping and warehouse expense and decreased promotional activity in the retail business. The improvement in margin was partially offset by an increase in expenses as a percentage of net sales also reflecting the sale of the wholesale business which had lower expenses but also reflecting increased bonus expense and increased e-commerce and occupancy expenses.

Johnston & Murphy Group

	Three Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$65,151	$60,822	7.1%
Earnings from operations	$2,255	$846	166.5%
Operating margin	3.5%	1.4%

Johnston & Murphy Group net sales increased 7.1% to $65.2 million for the second quarter ended July 30, 2016 from $60.8 million for the second quarter ended August 1, 2015, reflecting primarily a 3% increase in comparable sales, a 1% increase in the average number of stores operated for Johnston & Murphy retail operations and a 21% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 12% in the second quarter of Fiscal 2017 and the average price per pair of shoes increased 5% for the same period. Retail operations accounted for 71.5% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2017, down from 74.7% in the second quarter last year. Comparable sales reflected a 1% decrease in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations remained flat. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2017 was 174 stores, including seven stores in Canada, compared to 172 stores, including seven stores in Canada, at the end of the second quarter of Fiscal 2016.

Johnston & Murphy Group earnings from operations for the second quarter ended July 30, 2016 increased 166.5% to $2.3 million compared to $0.8 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting an increase in wholesale as a percent of the total which carries lower expenses than retail and decreased store-related expenses, primarily selling salaries and occupancy expenses.

Licensed Brands

	Three Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$22,100	$21,942	0.7%
Earnings from operations	$234	$1,158	(79.8)%
Operating margin	1.1%	5.3%

Licensed Brands' net sales increased 0.7% to $22.1 million for the second quarter ended July 30, 2016, from $21.9 million for the same period last year, reflecting increased sales of SureGrip Footwear and the addition of sales for G.H Bass Footwear, partially offset by decreased sales of Dockers and Chaps Footwear. The sales decrease in Dockers and Chaps Footwear reflects weakness in the department store channel. Unit sales for Dockers Footwear decreased 9% for the second quarter of Fiscal 2017, while the average price per pair of Dockers shoes increased 4% compared to the same period last year.

Licensed Brands' earnings from operations decreased 79.8%, from $1.2 million for the second quarter of Fiscal 2016 to $0.2 million for the second quarter of Fiscal 2017, primarily due to decreased gross margin as a percentage of net sales, reflecting increased margin reductions and increased expenses as a percentage of net sales, reflecting increased compensation and freight expenses and expenses associated with the start-up of the Bass footwear licensed business.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended July 30, 2016 was a gain of $0.2 million compared to expense of $9.2 million for the second quarter ended August 1, 2015. Corporate income in the second quarter of Fiscal 2017 included a $7.9 million gain in asset impairment and other charges, reflecting a $9.0 million gain on network intrusion expenses resulting from a litigation settlement, partially offset by a $1.0 million charge, primarily for retail store asset impairments. Corporate and other expense in the second quarter of Fiscal 2016 included a $1.2 million charge in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. The decrease in corporate expenses excluding asset impairment and other charges is primarily due to decreased professional fees.

Net interest expense increased 40.7% from $0.9 million in the second quarter of Fiscal 2016 to $1.3 million for the second quarter of Fiscal 2017 due to increased revolver borrowings in the second quarter this year compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016 and share repurchases.

Results of Operations - Six Months Fiscal 2017 Compared to Fiscal 2016

The Company's net sales in the first six months ended July 30, 2016 decreased 3.2% to $1.27 billion from $1.32 billion in the first six months ended August 1, 2015, reflecting decreased net sales in Schuh Group, Lids Sports Group and Licensed Brands, partially offset by increased net sales in Journeys Group and Johnston & Murphy Group. The decrease in sales for the first six months of Fiscal 2017 primarily reflects the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016 and Schuh Group's net sales decreased $13.4 million for the first six months due to changes in foreign exchange rates. Comparable sales were flat for the first six months of Fiscal 2017. Gross margin decreased 0.3% to $644.4 million in the first six months of Fiscal 2017 from $646.4 million in the same period last year, but increased as a percentage of net sales from 49.1% to 50.6%, reflecting increased gross margin as a percentage of net sales in Lids Sports Group, partially offset by decreased gross margin as a percentage of net sales in all other business segments. Selling and administrative expenses in the first six months of Fiscal 2017 decreased 0.5% but increased as a percentage of net sales from 46.6% to 47.9%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreases in expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months ended July 30, 2016 were $38.0 million compared to $27.2 million for the first six months ended August 1, 2015. Pretax earnings for the first six months ended July 30, 2016 included an asset impairment and other gain of $4.4 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments and other legal matters. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments. Pretax earnings for the first six months ended August 1, 2015 included an asset impairment and other charge of $3.8 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. In addition, pretax earnings for the first six months of Fiscal 2016 included $1.5 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first six months ended July 30, 2016 were $25.0 million ($1.21 diluted earnings per share) compared to $17.4 million ($0.73 diluted earnings per share) for the first six months ended August 1, 2015. The Company recorded an effective income tax rate of 34.0% in the first six months of Fiscal 2017 compared to 35.5% in the same period last year. The tax rate for the first six months of Fiscal 2017 was lower compared to last year primarily due to the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

Journeys Group

	Six Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$546,355	$525,809	3.9%
Earnings from operations	$24,101	$33,650	(28.4)%
Operating margin	4.4%	6.4%

Net sales from Journeys Group increased 3.9% to $546.4 million for the first six months ended July 30, 2016, compared to $525.8 million for the same period last year. The increase reflects the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016 and a 1% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the six months and the last day of each fiscal month during the six months divided by seven), partially offset by a 1% decrease in comparable sales. Little Burgundy stores are excluded from comparable sales and the average number of stores operated for Journeys Group. The comparable sales decrease reflected a 6% decrease in footwear unit sales, while the average price per pair of shoes increased 5%.

Journeys Group earnings from operations for the first six months ended July 30, 2016 decreased 28.4% to $24.1 million compared to $33.7 million for the first six months ended August 1, 2015. The decrease was due to increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily occupancy, advertising and depreciation expenses as a result of the negative comparable sales for the first six months this year, and credit card chargeback fees. Gross margin decreased slightly as a percentage of net sales, reflecting increased markdowns.

Schuh Group

	Six Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$172,630	$181,766	(5.0)%
Earnings from operations	$3,032	$2,231	35.9%
Operating margin	1.8%	1.2%

Net sales from Schuh Group decreased 5.0% to $172.6 million for the first six months ended July 30, 2016, compared to $181.8 million for the first six months ended August 1, 2015. The decrease reflects primarily a decrease of $13.4 million in sales due to changes in foreign exchange rates and a 3% decrease in comparable sales, partially offset by a 13% increase in the average number of Schuh stores operated.

Schuh Group earnings from operations increased 35.9% to $3.0 million for the first six months ended July 30, 2016 compared to $2.2 million for the first six months ended August 1, 2015. Earnings for the first six months ended August 1, 2015 included $1.5 million in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition. The increase in earnings from operations this year reflects lower gross margin due to changes in sales mix which was more than offset by a decrease in expenses as a percentage of net sales due to the absence of the deferred purchase price obligation expense while the remaining expenses were nearly flat as gains on foreign currency offset increased store related expenses, primarily occupancy, depreciation and selling salaries.

Lids Sports Group

	Six Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$368,288	$428,547	(14.1)%
Earnings from operations	$13,169	$2,196	499.7%
Operating margin	3.6%	0.5%

Net sales from Lids Sports Group decreased 14.1% to $368.3 million for the first six months ended July 30, 2016, compared to $428.5 million for the same period last year. All of the decline in sales was due to the loss of sales from the Lids Team Sports business, which was sold in the fourth quarter of Fiscal 2016. Comparable sales increased 1% in the first six months of Fiscal 2017, while the average number of Lids Sports Group stores operated decreased 2%, excluding leased departments. The increase in comparable sales reflects a 3% increase in the average price per hat, while comparable store hat units sold decreased 1% for the first six months of Fiscal 2017.

Lids Sports Group earnings from operations increased to $13.2 million for the first six months ended July 30, 2016 compared to $2.2 million for the first six months ended August 1, 2015. The increase was due to increased gross margin as a percentage of net sales, reflecting the sale of the wholesale business, which had lower margins, and decreased shipping and warehouse expense and decreased promotional activity in the retail business more than offset increased expenses as a percentage of net sales, reflecting the sale of the wholesale business, which had lower expenses and increased bonus expense.

Johnston & Murphy Group

	Six Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$135,126	$127,184	6.2%
Earnings from operations	$7,097	$4,823	47.1%
Operating margin	5.3%	3.8%

Johnston & Murphy Group net sales increased 6.2% to $135.1 million for the first six months ended July 30, 2016 from $127.2 million for the first six months ended August 1, 2015, reflecting primarily a 4% increase in comparable sales, a 1% increase in the average number of stores operated for Johnston & Murphy retail operations and a 10% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 7% in the first six months of Fiscal 2017, while the average price per pair of shoes remained flat for the same period. Retail operations accounted for 70.2% of Johnston & Murphy Group's sales in the first six months of Fiscal 2017, down from 71.1% in the first six months last year. Comparable sales reflected a 2% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 1%.

Johnston & Murphy Group earnings from operations for the first six months ended July 30, 2016 increased 47.1% to $7.1 million compared to $4.8 million for the same period last year, primarily due to increased net sales and decreased expenses as a percentage of net sales, reflecting an increase in wholesale as a percent of the total which carries lower expenses than retail and decreased store-related expenses, primarily selling salaries and occupancy expenses.

Licensed Brands

	Six Months Ended
	July 30, 2016	August 1, 2015	% Change
	(dollars in thousands)
Net sales	$51,566	$52,519	(1.8)%
Earnings from operations	$2,087	$4,181	(50.1)%
Operating margin	4.0%	8.0%

Licensed Brands' net sales decreased 1.8% to $51.6 million for the first six months ended July 30, 2016, from $52.5 million for the same period last year, reflecting decreased sales of Dockers Footwear and Chaps Footwear, partially offset by increased sales of SureGrip Footwear and the addition of sales for G.H Bass Footwear. The sales decrease in Dockers and Chaps Footwear reflects weakness in the department store channel. Unit sales for Dockers Footwear decreased 11% for the first six months of Fiscal 2017, while the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 50.1%, from $4.2 million for the first six months of Fiscal 2016 to $2.1 million for the first six months of Fiscal 2017, primarily due to increased expenses as a percentage of net sales, reflecting increased expenses associated with the start-up of the Bass footwear licensed business and increased compensation and freight expenses and a slight decrease in gross margin as a percentage of net sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended July 30, 2016 was $11.6 million compared to $18.3 million for the first six months ended August 1, 2015. Corporate expense in the first six months of Fiscal 2017 included a $4.4 million gain in asset impairment and other charges, reflecting an $8.9 million gain on network intrusion expenses resulting from a litigation settlement, partially offset by a $4.5 million charge for retail store asset impairments and other legal matters. Corporate and other expense in the first six months of Fiscal 2016 included a $3.8 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. The increase in corporate expenses excluding asset impairment and other charges is primarily due to increased bonus accruals.

Net interest expense increased 55.3% from $1.6 million in the first six months of Fiscal 2016 to $2.4 million for the first six months of Fiscal 2017 due to increased revolver borrowings in the first six months this year compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016, share repurchases and increased UK borrowings to fund Schuh contingent bonus and deferred purchase price payments in the second quarter of Fiscal 2016.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 30, 2016	January 30, 2016	August 1, 2015
	(dollars in millions)
Cash and cash equivalents	$41.5	$133.3	$49.0
Working capital	$441.5	$476.5	$516.3
Long-term debt (including current portion)	$135.6	$111.8	$113.0

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash provided by operating activities was $30.6 million in the first six months of Fiscal 2017 compared to cash used in operating activities of $95.2 million in the first six months of Fiscal 2016. The $125.8 million increase in cash flow from operating activities from last year reflects an improvement in cash flow from changes in other accrued liabilities, accounts payable and prepaids and other current assets of $65.8 million, $42.0 million and $8.1 million, respectively, and increased earnings. The $65.8 million improvement in cash flow from other accrued liabilities reflects the payment last year of the Schuh contingent bonus, deferred purchase price and other acquisition related payments. The $42.0 million improvement in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors. The $8.1 million improvement in cash flow from prepaids and other current assets reflects changes in prepaid taxes.

The $134.2 million increase in inventories at July 30, 2016 from January 30, 2016 levels reflected increased retail inventory in all business units, except Johnston & Murphy, partially offset by seasonal decreases in Licensed Brands inventory.

Accounts receivable at July 30, 2016 decreased by $0.4 million compared to January 30, 2016.

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
On December 4, 2015, the Company entered into the second Amendment to the Third Amended and Restated Credit Agreement dated as of January 31, 2014 (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other Borrowers,with the lenders party thereto and Bank of

America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term from January 31, 2014. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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
The Credit Facility also provides that a second-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
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

There were $22.0 million in UK term loans and $19.2 million in UK revolver loans outstanding at July 30, 2016. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at July 30, 2016. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $64.9 million during the six months ended July 30, 2016 and revolver borrowings averaged $5.1 million during the six months ended August 1, 2015, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first six months of each year. The borrowings outstanding during the second quarter of Fiscal 2017 reflect funds borrowed for the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016 and the Schuh deferred purchase price payments in the second quarter of Fiscal 2016.
There were $11.8 million of letters of credit outstanding and $94.3 million of revolver borrowings outstanding, including $21.0 million (£15.8 million) related to Genesco (UK) Limited and $38.3 million (C$50.0 million) related to GCO Canada, under the Credit Facility at July 30, 2016. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $293.9 million at July 30, 2016. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at July 30, 2016.
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

The Company's contractual obligations at July 30, 2016 increased approximately 2% from January 30, 2016 due primarily to increased lease obligations and long-term debt, partially offset by decreased purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2017 are expected to be approximately $110 million to $120 million. These include retail capital expenditures of approximately $100 million to $110 million to open approximately 62 Journeys stores, including eight in Canada, 40 Journeys Kidz stores, nine Schuh stores, nine Johnston & Murphy shops and factory stores and 16 Lids Sports Group stores, including 11 Lids stores, with four stores in Canada, three Lids Locker Room and Clubhouse stores and two Locker Room by Lids in Macy's stores, and to complete approximately 197 major store renovations. The planned amount of capital expenditures in Fiscal 2017 for wholesale operations and other purposes is approximately $10 million, including approximately $3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2017. The approximately $13.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months, of which $10.0 million was paid in August 2016, are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $41.5 million, $133.3 million and $49.0 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively, of which approximately $11.8 million, $24.1 million and $17.4 million was held by the Company's foreign subsidiaries as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 309,105 shares of common stock during the three months ended July 30, 2016 for $20.0 million and repurchased 1,409,005 shares of common stock during the six months ended July 30, 2016 for $93.4 million. The Company has $80.0 million remaining under its current $100.0 million share repurchase authorization announced in May 2016. The Company repurchased 424,384 shares of common stock during the three and six months ended August 1, 2015 for $27.5 million.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.1 million for the second quarter of Fiscal 2017 and 2016, respectively, and $0.1 million and $0.2 million for the first six months of Fiscal 2017 and 2016, respectively. These charges (gains) are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $22.2 million of outstanding U.K. term loans at a weighted average interest rate of 2.71% as of July 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $22.2 million term loans. The Company has $19.3 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.69% as of July 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $19.3 million revolver borrowings. The Company has $94.3 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.34% as of July 30, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.9 million on the $94.3 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at July 30, 2016. As a result, the Company considers the interest rate market risk implicit in these investments at July 30, 2016 to be low.

Accounts Receivable - The Company's accounts receivable balance at July 30, 2016 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, two customers each accounted for 10% and two customers each accounted for 9%, while no other customer accounted for more than 7% of the Company's total trade receivables balance as of July 30, 2016. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

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

Summary - Based on the Company's overall market interest rate exposure at July 30, 2016, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2017 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended July 30, 2016 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of July 30, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2016
5-1-16 to 5-28-16	—	$—	—	$—

June 2016
5-29-16 to 6-25-16(1)	229,105	$65.39	229,105	$85,019

July 2016
6-26-16 to 7-30-16(1)	80,000	$62.80	80,000	$79,995
6-26-16 to 7-30-16(2)	55,381	$61.82	—	$—

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

(2)	These share represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: September 8, 2016