Form 10-Q
period 2016-10-29
GENESCO INC
filed 2016-12-08
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 25, 2016, 19,870,665 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	October 29, 2016	January 30, 2016	October 31, 2015
Current Assets:
Cash and cash equivalents	$30,520	$133,288	$28,148
Accounts receivable, net of allowances of $3,731 at Oct. 29, 2016,
$2,960 at Jan. 30, 2016 and $5,036 at Oct. 31, 2015	55,109	47,265	82,136
Inventories	719,975	529,758	779,895
Deferred income taxes	23,879	28,965	31,464
Prepaids and other current assets	65,090	60,810	65,448
Total current assets	894,573	800,086	987,091

Property and equipment:
Land	7,667	8,038	8,267
Buildings and building equipment	49,740	51,768	34,687
Computer hardware, software and equipment	180,638	183,985	181,810
Furniture and fixtures	206,197	209,337	203,201
Construction in progress	32,181	16,190	47,712
Improvements to leased property	360,784	359,591	352,731
Property and equipment, at cost	837,207	828,909	828,408
Accumulated depreciation	(515,427)	(505,581)	(506,339)
Property and equipment, net	321,780	323,328	322,069
Deferred income taxes	2,794	959	27
Goodwill	269,115	281,385	298,990
Trademarks, net of accumulated amortization of $5,516 at Oct. 29,
2016, $5,039 at Jan. 30, 2016 and $5,652 at Oct. 31, 2015	83,601	86,740	82,094
Other intangibles, net of accumulated amortization of $16,127 at
Oct. 29, 2016, $15,947 at Jan. 30, 2016 and $25,413 at Oct. 31, 2015	2,796	3,569	9,649
Other noncurrent assets	21,765	45,123	43,420
Total Assets	$1,596,424	$1,541,190	$1,743,340

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	October 29, 2016	January 30, 2016	October 31, 2015
Current Liabilities:
Accounts payable	$247,282	$154,241	$270,951
Accrued employee compensation	23,434	23,666	25,759
Accrued other taxes	19,828	24,508	22,702
Accrued income taxes	2,956	16,349	3,792
Current portion – long-term debt	12,172	14,182	15,437
Other accrued liabilities	63,742	79,282	85,063
Provision for discontinued operations	2,866	11,389	10,904
Total current liabilities	372,280	323,617	434,608
Long-term debt	214,076	97,583	199,327
Pension liability	9,283	9,957	21,441
Deferred rent and other long-term liabilities	133,339	149,020	153,329
Provision for discontinued operations	1,713	4,230	4,272
Total liabilities	730,691	584,407	812,977
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,065	1,077	1,233
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 29, 2016 – 20,359,129/19,870,665
January 30, 2016 – 22,322,799/21,834,335
October 31, 2015 – 22,579,008/22,090,544	20,359	22,323	22,579
Additional paid-in capital	234,184	224,004	220,379
Retained earnings	684,574	768,222	739,180
Accumulated other comprehensive loss	(58,260)	(42,613)	(37,055)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	864,065	955,156	928,459
Noncontrolling interest – non-redeemable	1,668	1,627	1,904
Total equity	865,733	956,783	930,363
Total Liabilities and Equity	$1,596,424	$1,541,190	$1,743,340

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$710,822	$773,898	$1,985,172	$2,090,020
Cost of sales	355,187	400,012	985,103	1,069,710
Selling and administrative expenses	314,698	321,685	925,603	935,540
Asset impairments and other, net	589	151	(3,799)	3,970
Earnings from operations	40,348	52,050	78,265	80,800
Gain on sale of Lids Team Sports	—	—	(2,485)	—
Interest expense, net:
Interest expense	1,489	1,314	3,968	2,919
Interest income	(1)	16	(37)	(16)
Total interest expense, net	1,488	1,330	3,931	2,903
Earnings from continuing operations before income taxes	38,860	50,720	76,819	77,897
Income tax expense	12,912	17,865	25,803	27,504
Earnings from continuing operations	25,948	32,855	51,016	50,393
Provision for discontinued operations, net	(53)	(348)	(133)	(488)
Net Earnings	$25,895	$32,507	$50,883	$49,905

Basic earnings per common share:
Continuing operations	$1.30	$1.44	$2.51	$2.16
Discontinued operations	0.00	(0.02)	0.00	(0.02)
Net earnings	$1.30	$1.42	$2.51	$2.14
Diluted earnings per common share:
Continuing operations	$1.30	$1.43	$2.50	$2.15
Discontinued operations	0.00	(0.01)	(0.01)	(0.02)
Net earnings	$1.30	$1.42	$2.49	$2.13

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net earnings	$25,895	$32,507	$50,883	$49,905
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.0 million and $0.2 million for the three and nine months ended October 29, 2016 and $0.5 million and $1.5 million for the three and nine months ended October 31, 2015	119	727	375	2,279
Postretirement liability adjustments, net of tax of $0.0 million for both the three and nine months ended October 29, 2016 and $0.1 million and ($0.2 million) for the three and nine months ended October 31, 2015	15	29	45	(376)
Foreign currency translation adjustments	(11,289)	(1,654)	(16,067)	1,618
Total other comprehensive income (loss)	(11,155)	(898)	(15,647)	3,521
Comprehensive income	$14,740	$31,609	$35,236	$53,426

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,895	$32,507	$50,883	$49,905
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,596	19,294	56,519	58,169
Amortization of deferred note expense and debt discount	207	222	633	604
Deferred income taxes	12,284	(622)	13,893	3,193
Provision on accounts receivable	14	283	261	219
Gain on sale of business	—	—	(2,485)	—
Impairment of long-lived assets	579	90	5,032	1,787
Restricted stock expense	3,379	3,550	10,032	10,450
Provision for discontinued operations	86	570	218	801
Tax benefit of stock options and restricted stock	(214)	(30)	(242)	(89)
Other	385	394	1,458	1,155
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(9,090)	(24,097)	(8,673)	(26,919)
Inventories	(62,179)	(45,797)	(196,353)	(181,524)
Prepaids and other current assets	3,069	5,080	(6,074)	(12,159)
Accounts payable	(15,698)	12,838	105,192	91,757
Other accrued liabilities	(10,817)	10,175	(34,534)	(79,322)
Other assets and liabilities	(2,951)	4,789	(1,608)	6,051
Net cash provided by (used in) operating activities	(36,455)	19,246	(5,848)	(75,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,817)	(31,525)	(65,520)	(77,796)
Acquisitions, net of cash acquired	—	—	(22)	—
Proceeds from (payments related to) asset sales and sale of business	477	21	(68)	55
Net cash used in investing activities	(24,340)	(31,504)	(65,610)	(77,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(5,137)	(4,990)	(17,741)
Proceeds from issuance of long-term debt	—	—	—	27,417
Borrowings under revolving credit facility	191,048	206,037	261,042	288,177
Payments on revolving credit facility	(94,214)	(98,200)	(133,643)	(111,600)
Tax benefit of stock options and restricted stock	214	30	242	89
Share repurchases	(39,835)	(99,120)	(140,499)	(120,815)
Change in overdraft balances	(4,079)	(12,676)	(9,839)	2,503
Additions to deferred note cost	—	(16)	—	(655)
Exercise of stock options	445	500	1,018	1,076
Other	(2,842)	—	(3,125)	—
Net cash (used in) provided by financing activities	50,737	(8,582)	(29,794)	68,451
Effect of foreign exchange rate fluctuations on cash	(887)	(9)	(1,516)	493
Net Decrease in Cash and Cash Equivalents	(10,945)	(20,849)	(102,768)	(84,719)
Cash and cash equivalents at beginning of period	41,465	48,997	133,288	112,867
Cash and cash equivalents at end of period	$30,520	$28,148	$30,520	$28,148
Supplemental Cash Flow Information:
Net cash paid (received) for:
Interest	$591	$1,140	$2,475	$2,065
Income taxes	282	5,895	34,817	39,677
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Total Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 31, 2015	$1,274	$24,515	$208,888	$820,563	$(40,576)	$(17,857)	$1,970	$998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	1,077	22,323	224,004	768,222	(42,613)	(17,857)	1,627	956,783
Net earnings		—	—	50,883	—	—	—	50,883
Other comprehensive loss	—	—	—	—	(15,647)	—	—	(15,647)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	10,032	—	—	—	—	10,032
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(55)	55	(3,424)	—	—	—	(3,424)
Tax benefit of stock options and
restricted stock exercised	—	—	(692)	—	—	—	—	(692)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(12)	(16)	30	—	—	—	—	2
Noncontrolling interest – loss	—	—	—	—	—	—	41	41
Balance October 29, 2016	$1,065	$20,359	$234,184	$684,574	$(58,260)	$(17,857)	$1,668	$865,733

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including the following: journeys.com, journeyskidz.com, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear, and the Company's SureGrip® line of slip-resistant, occupational footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com and shop.neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at October 29, 2016, the Company operated 2,806 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the nine months ended October 29, 2016 and October 31, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.6 million for the third quarter of Fiscal 2017 and 2016, respectively, and $0.2 million and $0.8 million for the first nine months of Fiscal 2017 and 2016, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 8.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Condensed Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At October 29, 2016, the Company had a deferred tax valuation allowance of $2.9 million.

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

The Company recorded an effective income tax rate of 33.2% in the third quarter of Fiscal 2017 compared to 35.2% for the same period last year and 33.6% and 35.3% for the first nine months of Fiscal 2017 and 2016, respectively. The lower effective rate in Fiscal 2017 reflects the release of tax reserves and other items.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $30.5 million, $133.3 million and $28.1 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively, of which approximately $5.4 million, $24.1 million and $3.1 million was held by the Company's foreign subsidiaries as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at October 29, 2016, January 30, 2016 and October 31, 2015. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At October 29, 2016, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At October 29, 2016, January 30, 2016 and October 31, 2015, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $35.2 million, $45.0 million and $48.1 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, three customers each accounted for 9% and one customer accounted for 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of October 29, 2016.

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

Depreciation expense related to property and equipment was approximately $18.3 million and $18.5 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $55.7 million and $56.0 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

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

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $24.4 million, $25.4 million and $26.2 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively, and deferred rent of $50.5 million, $48.0 million and $47.7 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.0 million, $10.6 million and $10.7 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Condensed Consolidated Balance Sheets include goodwill of $181.4 million for the Lids Sports Group, $9.6 million for the Journeys Group, $77.3 million for the Schuh Group and $0.8 million for Licensed Brands at October 29, 2016, $180.9 million for the Lids Sports Group, $9.4 million for Journeys Group, $90.3 million for the Schuh Group and $0.8 million for Licensed Brands at January 30, 2016 and $199.8 million for the Lids Sports Group, $98.4 million for the Schuh Group and $0.8 million for Licensed Brands at October 31, 2015. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 29, 2016 and January 30, 2016 are as follows:

Fair Values
In thousands	October 29, 2016		January 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$185,964	$186,121	$58,344	$58,480
UK Term Loans	20,212	20,537	28,603	28,901
UK Revolver Borrowings	20,072	20,245	24,818	24,630

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.6 million and $2.6 million for the third quarters of Fiscal 2017 and 2016, respectively, and $4.6 million and $7.2 million for the first nine months of Fiscal 2017 and 2016, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.3 million and $0.1 million for the third quarters of Fiscal 2017 and 2016, respectively, and $0.6 million and $0.4 million for the first nine months of Fiscal 2017 and 2016, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $14.5 million, $16.9 million and $13.8 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $113.3 million and $109.0 million for the third quarters of Fiscal 2017 and 2016, respectively, and $336.7 million and $322.5 million for the first nine months of Fiscal 2017 and 2016, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $18.2 million and $17.6 million for the third quarters of Fiscal 2017 and 2016, respectively, and $50.6 million and $49.7 million for the first nine months of Fiscal 2017 and 2016, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $3.7 million, $2.0 million and $3.8 million at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

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

Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million and $1.1 million for the third quarters of Fiscal 2017 and 2016, respectively, and $2.7 million and $2.8 million for the first nine months of Fiscal 2017 and 2016, respectively. During the first nine months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.0 million and $2.0 million for the third quarters of Fiscal 2017 and 2016, respectively, and $5.7 million and $3.6 million for the first nine months of Fiscal 2017 and 2016, respectively. During the first nine months of Fiscal 2017 and 2016, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 7).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net gain of $(0.4) million and $(1.9) million for the third quarter and first nine months of Fiscal 2017, respectively, and a net loss of $0.6 million and $2.1 million for the third quarter and first nine months of Fiscal 2016, respectively.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 29, 2016 consisted of $12.7 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $0.8 million, net of tax, and a cumulative foreign currency translation adjustment of $44.8 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the nine months ended October 29, 2016:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 30, 2016	$(28,706)	$(13,907)	$(42,613)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(17,320)	—	(17,320)
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,253	—	1,253
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	689	689
Income tax expense	—	269	269
Current period other comprehensive income (loss), net of tax	(16,067)	420	(15,647)
Balance October 29, 2016	$(44,773)	$(13,487)	$(58,260)

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU No. 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of October 29, 2016, the Company has $23.9 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Condensed Consolidated Balance Sheets. The change to noncurrent classification will impact our working capital. The Company is currently assessing which transition method will be adopted.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASUs are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 requires the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company adopted these ASUs in the first quarter of Fiscal 2017. There were $0.1 million, $0.3 million and $0.4 million in deferred financing costs reclassified to long-term debt from noncurrent assets as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

within those fiscal years, with early adoption permitted. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for the nine months ended October 29, 2016. The Company will adopt ASU 2016-09 in the first quarter of Fiscal 2018.

Note 2
Intangible Assets and Sale of Business

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Oct. 29, 2016	Jan. 30, 2016	Oct. 29, 2016	Jan. 30, 2016	Oct. 29, 2016	Jan. 30, 2016	Oct. 29, 2016	Jan. 30, 2016
Gross other intangibles	$14,527	$14,841	$2,413	$2,622	$1,983	$2,053	$18,923	$19,516
Accumulated amortization	(12,728)	(12,637)	(2,165)	(2,264)	(1,234)	(1,046)	(16,127)	(15,947)
Net Other Intangibles	$1,799	$2,204	$248	$358	$749	$1,007	$2,796	$3,569

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.3 million and $0.7 million for the third quarters of Fiscal 2017 and 2016, respectively, and $0.8 million and $2.2 million for the first nine months of Fiscal 2017 and 2016, respectively. The amortization of intangibles, including trademarks, is expected to be $0.9 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million for Fiscal 2017, 2018, 2019, 2020 and 2021, respectively.

Sale of Business
The Company recognized a pretax gain of $2.5 million on the sale of Lids Team Sports related to final working capital adjustments during the second quarter of Fiscal 2017.

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

The Company recorded pretax charges of $0.6 million in the third quarter of Fiscal 2017 for retail store asset impairments. The Company recorded a pretax gain of $(3.8) million in the first nine months of Fiscal 2017, including an $(8.9) million gain for network intrusion expenses related to a litigation settlement (see Note 8), partially offset by a $5.0 million charge for retail store asset impairments and $0.1 million for other legal matters.

The Company recorded pretax charges of $0.2 million in the third quarter of Fiscal 2016, including a $0.1 million charge for retail store asset impairments and a $0.1 million charge for network intrusion expenses. The Company recorded pretax charges of $4.0 million in the first nine months of Fiscal 2016, including charges of $2.1 million for network intrusion expenses, $1.8 million for retail store asset impairments and $0.1 million for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 31, 2015	$14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016	15,619
Additional provision Fiscal 2017	218
Charges and adjustments, net	(11,258)
Balance October 29, 2016*	4,579
Current provision for discontinued operations	2,866
Total Noncurrent Provision for Discontinued Operations	$1,713

*Includes a $3.9 million environmental provision, including $2.9 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	October 29, 2016	January 30, 2016
Raw materials	$422	$469
Wholesale finished goods	58,069	58,773
Retail merchandise	661,484	470,516
Total Inventories	$719,975	$529,758

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

The following table presents the Company’s assets (which excludes the Company's pension plan assets) and liabilities measured at fair value on a nonrecurring basis as of October 29, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 30, 2016	$694	$—	$—	$694	$3,436
Measured as of July 30, 2016	618	—	—	618	1,017
Measured as of October 29, 2016	480	—	—	480	$579
Sub-total asset impairment YTD					$5,032

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.6 million and $5.0 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and nine months ended October 29, 2016, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$137	$113	$166	$209
Interest cost	1,028	1,062	67	61
Expected return on plan assets	(1,410)	(1,446)	—	—
Amortization:
Losses	195	1,197	23	48
Net amortization	195	1,197	23	48
Net Periodic Benefit Cost (Gain)	$(50)	$926	$256	$318

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$412	$338	$496	$628
Interest cost	3,090	3,202	199	184
Expected return on plan assets	(4,232)	(4,341)	—	—
Amortization:
Losses	616	3,751	73	144
Net amortization	616	3,751	73	144
Net Periodic Benefit Cost (Gain)	$(114)	$2,950	$768	$956
There is no cash contribution required for the pension plan in 2016.

The actual net periodic pension cost for Fiscal 2017 is less than estimated due primarily to updating the average years of future service from 9.0 years to 9.7 years. The change resulted in lower amortization which was included in expense. As a result, the expected benefit payments in the future have changed. Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)
2017	$7.9
2018	7.7
2019	7.6
2020	7.4
2021	7.2
2022 - 2026	32.7

Pension Plan Buyout
In June 2016, the Company's board of directors authorized an offer to terminated vested participants in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company made the buyout offer in the third quarter of Fiscal 2017, which the Company expects to complete in the fourth quarter of Fiscal 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 29, 2016			October 31, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$25,948			$32,855

Basic EPS from continuing operations
Income available to
common shareholders	25,948	19,912	$1.30	32,855	22,834	$1.44

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		12			39
Employees' preferred stock(1)		38			44

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$25,948	19,962	$1.30	$32,855	22,917	$1.43

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the third quarters ended October 29, 2016 and October 31, 2015.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 29, 2016			October 31, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$51,016			$50,393

Basic EPS from continuing operations
Income available to
common shareholders	51,016	20,307	$2.51	50,393	23,308	$2.16

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		54			84
Employees' preferred stock(1)		38			44

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$51,016	20,399	$2.50	$50,393	23,436	$2.15

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first nine months ended October 29, 2016 and October 31, 2015.

The Company repurchased 746,864 shares of common stock during the three months ended October 29, 2016 for $39.8 million and repurchased 2,155,869 shares of common stock during the nine months ended October 29, 2016 for $133.3 million. The Company has $40.2 million remaining under its current $100.0 million share repurchase authorization announced in May 2016. The Company repurchased 1,708,000 and 2,132,384 shares of common stock during the three and nine months ended October 31, 2015 for $101.5 million and $129.0 million, respectively.

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

The Village additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it, which the complaint alleged could exceed $41 million, undiscounted, over a 70-year period.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $3.9 million as of October 29, 2016, $14.5 million as of January 30, 2016 and $14.5 million as of October 31, 2015. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at July 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.6 million reflected in the third quarters Fiscal 2017 and Fiscal 2016, respectively, and $0.2 million and $0.8 million reflected in the first nine months of Fiscal 2017 and 2016, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the nine months ended October 29, 2016 and October 31, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, certain e-commerce operations and an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 29, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$314,159	$90,087	$200,279	$72,115	$34,334	$124	$711,098
Intercompany Sales	—	—	—	—	(276)	—	(276)
Net sales to external customers	$314,159	$90,087	$200,279	$72,115	$34,058	$124	$710,822
Segment operating income (loss)	$25,656	$6,615	$8,173	$4,922	$2,689	$(7,118)	$40,937
Asset Impairments and other*	—	—	—	—	—	(589)	(589)
Earnings (loss) from operations	25,656	6,615	8,173	4,922	2,689	(7,707)	40,348
Interest expense	—	—	—	—	—	(1,489)	(1,489)
Interest income	—	—	—	—	—	1	1
Earnings (loss) from continuing operations before income taxes	$25,656	$6,615	$8,173	$4,922	$2,689	$(9,195)	$38,860
Total assets**	$453,352	$222,796	$603,747	$131,966	$51,474	$133,089	$1,596,424
Depreciation and amortization	5,971	3,191	6,728	1,513	255	938	18,596
Capital expenditures	11,262	2,174	9,126	1,625	262	368	24,817

*Asset Impairments and other includes a $0.6 million charge for asset impairments, which relates primarily to the Lids Sports Group.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.4 million, $77.3 million, $9.6 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group and Journeys Group increased by $0.5 million and $0.2 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $13.0 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.8 million of property and equipment, $54.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 31, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$321,996	101,644	$247,178	$70,416	$32,800	$276	$774,310
Intercompany Sales	—	—	(211)	—	(201)	—	(412)
Net sales to external customers	$321,996	$101,644	$246,967	$70,416	$32,599	$276	$773,898
Segment operating income (loss)	$38,944	$8,649	$4,704	$4,637	$3,345	$(8,078)	$52,201
Asset Impairments and other*	—	—	—	—	—	(151)	(151)
Earnings (loss) from operations	38,944	8,649	4,704	4,637	3,345	(8,229)	52,050
Interest expense	—	—	—	—	—	(1,314)	(1,314)
Interest income	—	—	—	—	—	(16)	(16)
Earnings (loss) from continuing operations before income taxes	$38,944	$8,649	$4,704	$4,637	$3,345	$(9,559)	$50,720
Total assets**	$407,708	283,121	$723,374	$122,572	$47,719	$158,846	$1,743,340
Depreciation and amortization	5,627	3,603	7,196	1,478	240	1,150	19,294
Capital expenditures	12,164	5,505	10,868	2,247	377	364	31,525

*Asset Impairments and other includes a $0.1 million charge for assets impairments, which relates to the Lids Sports Group, and a $0.1 million charge for network intrusion expenses.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 29, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$860,514	$262,717	$568,567	$207,241	$86,651	$509	$1,986,199
Intercompany Sales	—	—	—	—	(1,027)	—	(1,027)
Net sales to external customers	$860,514	$262,717	$568,567	$207,241	$85,624	$509	$1,985,172
Segment operating income (loss)	$49,757	$9,647	$21,342	$12,019	$4,776	$(23,075)	$74,466
Asset Impairments and other*	—	—	—	—	—	3,799	3,799
Earnings (loss) from operations	49,757	9,647	21,342	12,019	4,776	(19,276)	78,265
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(3,968)	(3,968)
Interest income	—	—	—	—	—	37	37
Earnings (loss) from continuing operations before income taxes	$49,757	$9,647	$21,342	$12,019	$4,776	$(20,722)	$76,819
Total assets**	$453,352	$222,796	$603,747	$131,966	$51,474	$133,089	$1,596,424
Depreciation and amortization	17,983	10,685	19,663	4,460	762	2,966	56,519
Capital expenditures	34,191	8,581	14,735	6,803	610	600	65,520

*Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses related to a litigation settlement, a $5.0 million charge for asset impairments, of which $4.9 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.4 million, $77.3 million, $9.6 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group and Journeys Group increased by $0.5 million and $0.2 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $13.0 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.8 million of property and equipment, $54.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 31, 2015	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	847,805	283,410	676,193	197,600	85,696	573	$2,091,277
Intercompany Sales	—	—	(679)	—	(578)	—	(1,257)
Net sales to external customers	$847,805	$283,410	$675,514	$197,600	$85,118	$573	$2,090,020
Segment operating income (loss)	72,594	10,880	6,900	9,460	7,526	(22,590)	$84,770
Asset Impairments and other*	—	—	—	—	—	(3,970)	(3,970)
Earnings (loss) from operations	72,594	10,880	6,900	9,460	7,526	(26,560)	80,800
Interest expense	—	—	—	—	—	(2,919)	(2,919)
Interest income	—	—	—	—	—	16	16
Earnings (loss) from continuing operations before income taxes	$72,594	$10,880	$6,900	$9,460	$7,526	$(29,463)	$77,897
Total assets**	407,708	283,121	723,374	122,572	47,719	158,846	$1,743,340
Depreciation and amortization	16,415	10,891	22,427	4,234	667	3,535	58,169
Capital expenditures	25,939	11,541	31,356	6,735	706	1,519	77,796

*Asset Impairments and other includes a $2.1 million charge for network intrusion expenses, a $1.8 million charge for asset impairments, of which $1.3 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, and a $0.1 million charge for other legal matters.

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

Note 10
Subsequent Event

On December 5, 2016, the Company entered into an agreement to sell all the stock of the Company's subsidiary that operates the SureGrip occupational, slip-resistant footwear business in the Company's Licensed Brands Group. The SureGrip business had net sales of $15.3 million in Fiscal 2016 and $13.0 million in the nine months ended October 29, 2016. The closing of the transaction, which is subject to standard conditions, is currently expected to occur by year-end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding the Company's performance outlook for Fiscal 2017 and beyond, could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s and women's footwear. The Company’s wholesale footwear brands are distributed to more than 1,325 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at October 29, 2016, the Company operated 2,806 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the nine months ended October 29, 2016 and October 31, 2015, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph plus an athletic team dealer business operating as Lids Team Sports which was sold in the fourth quarter of Fiscal 2016; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip Footwear, occupational footwear primarily sold directly to consumers; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,050 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,500 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 78 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,900 square feet, include both street-level and mall locations primarily in the United Kingdom and the Republic of Ireland. During the second quarter of Fiscal 2017, the Schuh Group opened its third Schuh store in Germany. The Schuh Group now operates three stores in Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 148 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of October 29, 2016, the Company operated 151 Locker Room by Lids leased departments averaging approximately 675 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group formerly operated Lids Team Sports, an athletic team dealer business that was sold in the fourth quarter of Fiscal 2016.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of October 29, 2016, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

Summary of Results of Operations
The Company's net sales decreased 8.2% during the third quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016 primarily reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Sales decreased 2% in Journeys Group, 11% in Schuh Group ( $16.0 million decrease due to changes in foreign exchange rates) and 19% in Lids Sports Group, including the Lids Team Sports divestiture, which accounted for 18% of the decrease. Sales increased 2% in Johnston & Murphy Group and 4% in Licensed Brands. Gross margin as a percentage of net sales increased to 50.0% during the third quarter of Fiscal 2017, compared to 48.3% for the same period last year, reflecting increased gross margin as a percentage of net sales in Lids Sports Group, reflecting the sale of Lids Team Sports which had lower margins, and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Journeys Group, Schuh Group and Licensed Brands. Selling and administrative expenses increased to 44.3% of net sales during the third quarter of Fiscal 2017 from 41.6% for the same quarter of Fiscal 2016, reflecting increases in expenses as a percentage of net sales in all of the Company's business segments except Corporate. Earnings from operations decreased as a percentage of net sales during the third quarter of Fiscal 2017 compared to the same quarter of Fiscal 2016, reflecting decreased earnings from operations as a percentage of net sales in Journeys Group, Schuh Group and Licensed Brands, partially offset by increased earnings from operations as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group.

Significant Developments

Sale of Businesses
On December 5, 2016, the Company entered into an agreement to sell all the stock of the Company's subsidiary that operates the SureGrip occupational, slip-resistant footwear business in the Company's Licensed Brands Group. The SureGrip business had net sales of $15.3 million in Fiscal 2016 and $13.0 million in the nine months ended October 29, 2016. The closing of the transaction, which is subject to standard conditions, is currently expected to occur by year-end.

The Company recognized a pretax gain of $2.5 million on the sale of Lids Team Sports related to final working capital adjustments during the second quarter of Fiscal 2017.

Pension Plan Buyout
In June 2016, the Company's board of directors authorized an offer to terminated vested participants in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company made the buyout offer in the third quarter of Fiscal 2017, which the Company expects to complete in the fourth quarter of Fiscal 2017. Depending upon the number of participants who accept the offer and the amount of future benefits settled in the buyout, the Company could incur a one-time charge to earnings in the range of $1.5 million to $3.0 million in the fourth quarter of Fiscal 2017.

Asset Impairment and Other Charges
The Company recorded pretax charges of $0.6 million in the third quarter of Fiscal 2017 for retail store asset impairments. The Company recorded a pretax gain of $(3.8) million in the first nine months of Fiscal 2017, including an $(8.9) million gain for network intrusion expenses related to a litigation settlement (see Note 8), partially offset by a $5.0 million charge for retail store asset impairments and $0.1 million for other legal matters.

The Company recorded pretax charges of $0.2 million in the third quarter of Fiscal 2016, including a $0.1 million charge for retail store asset impairments and a $0.1 million charge for network intrusion expenses. The Company recorded pretax charges of $4.0 million in the first nine months of Fiscal 2016, including charges of $2.1 million for network intrusion expenses, $1.8 million for retail store asset impairments and $0.1 million for other legal matters.

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

Results of Operations - Third Quarter Fiscal 2017 Compared to Fiscal 2016

The Company's net sales in the third quarter ended October 29, 2016 decreased 8.2% to $710.8 million from $773.9 million in the third quarter ended October 31, 2015, reflecting decreased net sales in Lids Sports Group, Schuh Group and Journeys Group, partially offset by increased net sales in Johnston & Murphy Group and Licensed Brands. The decrease in sales for the third quarter of Fiscal 2017 primarily reflects the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Schuh Group's net sales decreased $16.0 million during the third quarter due to changes in foreign exchange rates. Comparable sales decreased 3% for the third quarter of Fiscal 2017. Gross margin decreased 4.9% to $355.6 million in the third quarter of Fiscal 2017 from $373.9 million in the same period last year, but increased as a percentage of net sales from 48.3% to 50.0%, reflecting increased gross margin as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group, offset somewhat by decreased gross margin as a percentage of net sales in Journeys Group, Schuh Group and Licensed Brands. Selling and administrative expenses in the third quarter of Fiscal 2017 decreased 2.2% but increased as a percentage of net sales from 41.6% to 44.3%, reflecting increased expenses as a percentage of net sales in all of the Company's business segments except Corporate. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 29, 2016 were $38.9 million compared to $50.7 million for the third quarter ended October 31, 2015. Pretax earnings for the third quarter ended October 29, 2016 included an asset impairment and other charge of $0.6 million for retail store asset impairments. Pretax earnings for the third quarter ended October 31, 2015 included an asset impairment and other charge of $0.2 million, primarily related to retail store asset impairments and network intrusion expenses.

Net earnings for the third quarter ended October 29, 2016 were $25.9 million ($1.30 diluted earnings per share) compared to $32.5 million ($1.42 diluted earnings per share) for the third quarter ended October 31, 2015. The Company recorded an effective income tax rate of 33.2% in the third quarter of Fiscal 2017 compared to 35.2% in the same period last year. The tax rate for the third quarter of Fiscal 2017 was lower compared to last year, reflecting the release of tax reserves and other items.

Journeys Group

	Three Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$314,159	$321,996	(2.4)%
Earnings from operations	$25,656	$38,944	(34.1)%
Operating margin	8.2%	12.1%

Net sales from Journeys Group decreased 2.4% to $314.2 million for the third quarter ended October 29, 2016, compared to $322.0 million for the same period last year. The decrease reflects an 8% decrease in comparable sales, partially offset by a 2% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016. Little Burgundy stores are excluded from comparable sales and the average number of stores operated for Journeys Group. The comparable sales decrease reflected an 11% decrease in footwear unit sales, which the Company believes is attributable in part to a shift in fashion preferences that emerged in the course of the second quarter to products for which the Company had a limited supply, while the average price per pair of shoes increased 3%. The Company expects that, because of supply chain lead times limiting its ability to obtain sufficient amounts of products in high demand after the shift in fashion preferences, comparable sales will be adversely affected at least for the balance of Fiscal 2017. Journeys Group operated 1,237 stores at the end of the third quarter of Fiscal 2017, including 218 Journeys Kidz stores, 40 Shi by Journeys stores, 96 Underground by Journeys stores, 42 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,179 stores at the end of the third quarter last year, including 195 Journeys Kidz stores, 46 Shi by Journeys stores, 100 Underground by Journeys stores and 35 Journeys stores in Canada.

Journeys Group earnings from operations for the third quarter ended October 29, 2016 decreased 34.1% to $25.7 million compared to $38.9 million for the third quarter ended October 31, 2015. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting higher markdowns, and (iii) increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily occupancy and advertising expenses, as a result of the negative comparable sales for the third quarter this year, and because of higher credit card expenses.

Schuh Group

	Three Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$90,087	$101,644	(11.4)%
Earnings from operations	$6,615	$8,649	(23.5)%
Operating margin	7.3%	8.5%

Net sales from Schuh Group decreased 11.4% to $90.1 million for the third quarter ended October 29, 2016, compared to $101.6 million for the third quarter ended October 31, 2015. The decrease reflects primarily a decrease of $16.0 million in sales due to changes in foreign exchange rates, partially offset by a 9% increase in the average number of Schuh stores operated, while comparable sales remained flat for the third quarter this year. Schuh Group operated 126 stores at the end of the third quarter of Fiscal 2017, compared to 117 stores at the end of the third quarter of Fiscal 2016.

Schuh Group earnings from operations decreased 23.5% to $6.6 million for the third quarter ended October 29, 2016 compared to $8.6 million for the third quarter ended October 31, 2015. The decrease in earnings from operations this year reflects a decrease in gross margin as a percentage of net sales, primarily due to changes in sales mix and more promotional activity, and a slight increase in expenses as a percentage of net sales, reflecting increased store-related expenses, primarily occupancy expense, and bonus expenses, mostly offset by foreign exchange gains. Schuh's earnings from operations were negatively impacted by $1.5 million due to the decline in the foreign exchange rates.

Lids Sports Group

	Three Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$200,279	$246,967	(18.9)%
Earnings from operations	$8,173	$4,704	73.7%
Operating margin	4.1%	1.9%

Net sales from Lids Sports Group decreased 18.9% to $200.3 million for the third quarter ended October 29, 2016, compared to $247.0 million for the same period last year. Most of the decline in sales, or 18%, was due to the loss of sales from the Lids Team Sports business, which was sold in the fourth quarter of Fiscal 2016. Comparable sales increased 2% in the third quarter of Fiscal 2017, while the average number of Lids Sports Group stores operated decreased 3%, excluding leased departments. Comparable sales reflects a 2% decrease in comparable store hat units sold, while the average price per hat increased 6% for the third quarter of Fiscal 2017. Lids Sports Group operated 1,267 stores at the end of the third quarter of Fiscal 2017, including 112 Lids stores in Canada, 218 Lids Locker Room and Clubhouse stores, which includes 36 Locker Room stores in Canada, and 151 Locker Room by Lids leased departments in Macy's, compared to 1,347 stores at the end of the third quarter last year, including 113 Lids stores in Canada, 233 Lids Locker Room and Clubhouse stores, which includes 39 Locker Room stores in Canada, and 187 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations increased 73.7% to $8.2 million for the third quarter ended October 29, 2016 compared to $4.7 million for the third quarter ended October 31, 2015. The increase was due to increased gross margin as a percentage of net sales, reflecting the sale of Lids Team Sports, which had lower margins, and decreased shipping and warehouse expense and decreased promotional activity in the retail business. The improvement in margin was partially offset by an increase in expenses as a percentage of net sales also partially attributable to the sale of Lids Team Sports, which had lower expenses, but also reflecting increased store-related expenses, primarily credit card expenses and freight from the stores to customers, and increased bonus expenses.

Johnston & Murphy Group

	Three Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$72,115	$70,416	2.4%
Earnings from operations	$4,922	$4,637	6.1%
Operating margin	6.8%	6.6%

Johnston & Murphy Group net sales increased 2.4% to $72.1 million for the third quarter ended October 29, 2016 from $70.4 million for the third quarter ended October 31, 2015, reflecting primarily a 1% increase in comparable sales, a 1% increase in the average number of stores operated for Johnston & Murphy retail operations and a 3% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 9% in the third quarter of Fiscal 2017 while the average price per pair of shoes decreased 5% for the same period. Retail operations accounted for 65.3% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2017, down from 65.7% in the third quarter last year. Comparable sales reflected a 2% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 3%. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2017 was 176 stores, including seven stores in Canada, compared to 174 stores, including seven stores in Canada, at the end of the third quarter of Fiscal 2016.

Johnston & Murphy Group earnings from operations for the third quarter ended October 29, 2016 increased 6.1% to $4.9 million compared to $4.6 million for the same period last year, primarily due to increased net sales and increased gross margin as a percentage of net sales. The gross margin increase was primarily due to lower markdowns and lower expense to deliver product. The gross margin improvement was mostly offset by increased expenses as a percentage of sales due to increased occupancy and advertising expenses.

Licensed Brands

	Three Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$34,058	$32,599	4.5%
Earnings from operations	$2,689	$3,345	(19.6)%
Operating margin	7.9%	10.3%

Licensed Brands' net sales increased 4.5% to $34.1 million for the third quarter ended October 29, 2016, from $32.6 million for the same period last year, reflecting increased sales of SureGrip Footwear and the addition of sales for G.H Bass Footwear, partially offset by decreased sales of Dockers and Chaps Footwear. The sales decrease in Dockers and Chaps Footwear reflects weakness in the department store and national chain channels. Unit sales for Dockers Footwear decreased 20% for the third quarter of Fiscal 2017, while the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 19.6%, from $3.3 million for the third quarter of Fiscal 2016 to $2.7 million for the third quarter of Fiscal 2017, primarily due to decreased gross margin as a percentage of net sales, reflecting lower initial margins and increased expenses as a percentage of net sales, reflecting increased freight expenses and shipping and warehouse expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 29, 2016 was $7.7 million compared to $8.2 million for the third quarter ended October 31, 2015. Corporate expense in the third quarter of Fiscal 2017 included $0.6 million in asset impairment and other charges, which included only asset impairments. Corporate and other expense in the third quarter of Fiscal 2016 included a $0.2 million charge in asset impairment and other charges, primarily for retail store asset impairments and network intrusion expenses. The decrease in corporate expenses excluding asset impairment and other charges is primarily due to decreased bonus accruals and decreased foreign exchange losses.

Net interest expense increased 11.9% from $1.3 million in the third quarter of Fiscal 2016 to $1.5 million for the third quarter of Fiscal 2017 due to increased revolver borrowings in the third quarter this year compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016.

Results of Operations - Nine Months Fiscal 2017 Compared to Fiscal 2016

The Company's net sales in the first nine months ended October 29, 2016 decreased 5.0% to $1.99 billion from $2.09 billion in the first nine months ended October 31, 2015, reflecting decreased net sales in Schuh Group and Lids Sports Group, partially offset by increased net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands. The decrease in sales for the first nine months of Fiscal 2017 primarily reflects the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016 and a $29.4 million decrease in Schuh Group's net sales due to changes in foreign exchange rates. In addition, comparable sales decreased 1% for the first nine months of Fiscal 2017. Gross margin decreased 2.0% to $1.00 billion in the first nine months of Fiscal 2017 from $1.02 billion in the same period last year, but increased as a percentage of net sales from 48.8% to 50.4%, reflecting increased gross margin as a percentage of net sales in Lids Sports Group and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Journeys Group, Schuh Group and Licensed Brands. Selling and administrative expenses in the first nine months of Fiscal 2017 decreased 1.1% but increased as a percentage of net sales from 44.8% to 46.6%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreases in expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months ended October 29, 2016 were $76.8 million compared to $77.9 million for the first nine months ended October 31, 2015. Pretax earnings for the first nine months ended October 29, 2016 included an asset impairment and other gain of $3.8 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments and other legal matters. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments. Pretax earnings for the first nine months ended October 31, 2015 included an asset impairment and other charge of $4.0 million, primarily related to network intrusion expenses, retail store asset impairments and other legal matters. In addition, pretax earnings for the first nine months of Fiscal 2016 included $1.5 million in expenses related to the deferred purchase price obligation in connection with the Schuh acquisition.

Net earnings for the first nine months ended October 29, 2016 were $50.9 million ($2.49 diluted earnings per share) compared to $49.9 million ($2.13 diluted earnings per share) for the first nine months ended October 31, 2015. The Company recorded an effective income tax rate of 33.6% in the first nine months of Fiscal 2017 compared to 35.3% in the same period last year. The tax rate for the first nine months of Fiscal 2017 reflects the release of tax reserves and other items.

Journeys Group

	Nine Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$860,514	$847,805	1.5%
Earnings from operations	$49,757	$72,594	(31.5)%
Operating margin	5.8%	8.6%

Net sales from Journeys Group increased 1.5% to $860.5 million for the first nine months ended October 29, 2016, compared to $847.8 million for the same period last year. The increase reflects the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016 and a 1% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the nine months and the last day of each fiscal month during the nine months divided by ten), partially offset by a 4% decrease in comparable sales. Little Burgundy stores are excluded from comparable sales and the average number of stores operated for Journeys Group. The comparable sales decrease reflected a 7% decrease in footwear unit sales, while the average price per pair of shoes increased 4%.

Journeys Group earnings from operations for the first nine months ended October 29, 2016 decreased 31.5% to $49.8 million compared to $72.6 million for the first nine months ended October 31, 2015. The decrease was due to increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily occupancy, advertising and depreciation expenses as a result of the negative comparable sales for the first nine months this year, and credit card expenses. Gross margin decreased as a percentage of net sales, reflecting increased markdowns.

Schuh Group

	Nine Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$262,717	$283,410	(7.3)%
Earnings from operations	$9,647	$10,880	(11.3)%
Operating margin	3.7%	3.8%

Net sales from Schuh Group decreased 7.3% to $262.7 million for the first nine months ended October 29, 2016, compared to $283.4 million for the first nine months ended October 31, 2015. The decrease reflects primarily a decrease of $29.4 million in sales due to changes in foreign exchange rates and a 2% decrease in comparable sales, partially offset by an 11% increase in the average number of Schuh stores operated.

Schuh Group earnings from operations decreased 11.3% to $9.6 million for the first nine months ended October 29, 2016 compared to $10.9 million for the first nine months ended October 31, 2015. Earnings for the first nine months ended October 31, 2015 included $1.5 million in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition. The decrease in earnings from operations this year reflects lower gross margin primarily due to changes in sales mix which was only partially offset by a decrease in expenses as a percentage of net sales due to the absence of the deferred purchase price obligation expense, while the remaining expenses were nearly flat as gains on foreign currency offset increased store related expenses, primarily occupancy, depreciation and selling salaries. Schuh's earnings from operations for the nine months this year were negatively impacted by $1.9 million due to the decline in the foreign exchange rates.

Lids Sports Group

	Nine Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$568,567	$675,514	(15.8)%
Earnings from operations	$21,342	$6,900	209.3%
Operating margin	3.8%	1.0%

Net sales from Lids Sports Group decreased 15.8% to $568.6 million for the first nine months ended October 29, 2016, compared to $675.5 million for the same period last year. Most of the decline in sales, or 15%, was due to the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016. Comparable sales increased 1% in the first nine months of Fiscal 2017, while the average number of Lids Sports Group stores operated decreased 3%, excluding leased departments. The increase in comparable sales reflects a 4% increase in the average price per hat, while comparable store hat units sold decreased 2% for the first nine months of Fiscal 2017.

Lids Sports Group earnings from operations increased to $21.3 million for the first nine months ended October 29, 2016 compared to $6.9 million for the first nine months ended October 31, 2015. The increase was due to increased gross margin as a percentage of net sales, reflecting the sale of the lower margin Lids Team Sports business and decreased shipping and warehouse expense and decreased promotional activity in the retail business, which more than offset increased expenses as a percentage of net sales, reflecting (i) the sale of Lids Team Sports, which had lower expenses, (ii) increased store-related expenses, primarily occupancy, selling salaries and credit card expenses, and (iii) increased bonus expenses.

Johnston & Murphy Group

	Nine Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$207,241	$197,600	4.9%
Earnings from operations	$12,019	$9,460	27.1%
Operating margin	5.8%	4.8%

Johnston & Murphy Group net sales increased 4.9% to $207.2 million for the first nine months ended October 29, 2016 from $197.6 million for the first nine months ended October 31, 2015, reflecting primarily a 3% increase in comparable sales, a 1% increase in the average number of stores operated for Johnston & Murphy retail operations and a 7% increase in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 8% in the first nine months of Fiscal 2017, while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 68.5% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2017, down from 69.1% in the first nine months last year. Comparable sales reflected a 2% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 2%.

Johnston & Murphy Group earnings from operations for the first nine months ended October 29, 2016 increased 27.1% to $12.0 million compared to $9.5 million for the same period last year, primarily due to increased net sales, a slight increase in gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales, reflecting an increase in wholesale as a percent of the total which carries lower expenses than retail and decreased store-related expenses, primarily selling salaries and occupancy expenses.

Licensed Brands

	Nine Months Ended
	October 29, 2016	October 31, 2015	% Change
	(dollars in thousands)
Net sales	$85,624	$85,118	0.6%
Earnings from operations	$4,776	$7,526	(36.5)%
Operating margin	5.6%	8.8%

Licensed Brands' net sales increased 0.6% to $85.6 million for the first nine months ended October 29, 2016, from $85.1 million for the same period last year, reflecting increased sales of SureGrip Footwear and the addition of sales for G.H Bass Footwear, mostly offset by decreased sales of Dockers Footwear and Chaps Footwear. The sales decrease in Dockers and Chaps Footwear reflects weakness in the department store channel. Unit sales for Dockers Footwear decreased 14% for the first nine months of Fiscal 2017, while the average price per pair of Dockers shoes increased 1% compared to the same period last year.

Licensed Brands' earnings from operations decreased 36.5%, from $7.5 million for the first nine months of Fiscal 2016 to $4.8 million for the first nine months of Fiscal 2017, primarily due to increased expenses as a percentage of net sales, reflecting increased expenses associated with the start-up of the Bass Footwear licensed business and increased freight expenses, and to decreased gross margin as a percentage of net sales, reflecting lower initial margins.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended October 29, 2016 was $19.3 million compared to $26.6 million for the first nine months ended October 31, 2015. Corporate expense in the first nine months of Fiscal 2017 included a $3.8 million gain in asset impairment and other charges, reflecting an $8.9 million gain on network intrusion expenses resulting from a litigation settlement, partially offset by a $5.1 million charge for retail store asset impairments and other legal matters. Corporate and other expense in the first nine months of Fiscal 2016 included a $4.0 million charge in asset impairment and other charges, primarily for network intrusion expenses, retail store asset impairments and other legal matters. The increase in corporate expenses excluding asset impairment and other charges is primarily due to increased bonus accruals and bank fees, partially offset by foreign exchange gains and decreased professional fees.

Net interest expense increased 35.4% from $2.9 million in the first nine months of Fiscal 2016 to $3.9 million for the first nine months of Fiscal 2017 due to increased revolver borrowings in the first nine months this year compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016, share repurchases and increased UK borrowings to fund Schuh contingent bonus and deferred purchase price payments in the second quarter of Fiscal 2016.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 29, 2016	January 30, 2016	October 31, 2015
	(dollars in millions)
Cash and cash equivalents	$30.5	$133.3	$28.1
Working capital	$522.3	$476.5	$552.5
Long-term debt (including current portion)	$226.2	$111.8	$214.8

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $5.8 million in the first nine months of Fiscal 2017 compared to $75.9 million in the first nine months of Fiscal 2016. The $70.1 million increase in cash flow from operating activities from last year reflects an improvement in cash flow from changes in other accrued liabilities, accounts receivable and accounts payable of $44.8 million, $18.2 million and $13.4 million, respectively, partially offset by a $14.8 million negative impact on cash flow from changes in inventory. The $44.8 million improvement in cash flow from other accrued liabilities reflects the payment last year of the Schuh contingent bonus, deferred purchase price and other acquisition related payments. The $18.2 million improvement in cash flow from account receivable reflects slower growth in existing wholesale businesses, the loss of the Lids Team Sports business and reductions in non-trade accounts receivables. The $13.4 million improvement in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors. The $14.8 million negative impact on cash flow from inventory reflects seasonal increases in retail inventory for anticipated holiday sales.

The $196.4 million increase in inventories at October 29, 2016 from January 30, 2016 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in Licensed Brands inventory.

Accounts receivable at October 29, 2016 increased by $8.7 million compared to January 30, 2016, due primarily to seasonal sales increases and an overall increase in sales in the Company's wholesale businesses.

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
On December 4, 2015, the Company entered into the third Amendment to the Third Amended and Restated Credit Agreement dated as of January 31, 2014 (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other Borrowers, with the lenders party thereto and Bank of America, N.A., as agent, providing for a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility has a five-year term from January 31, 2014. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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
The Credit Facility also provides that a third-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.

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

There were $20.2 million in UK term loans and $20.1 million in UK revolver loans outstanding at October 29, 2016. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at October 29, 2016. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $88.3 million during the nine months ended October 29, 2016 and revolver borrowings averaged $25.4 million during the nine months ended October 31, 2015, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year. The borrowings outstanding during the first nine months of Fiscal 2017 reflect funds borrowed for the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016, the Schuh deferred purchase price payments in the second quarter of Fiscal 2016 and stock repurchases made throughout Fiscal 2017.
There were $11.2 million of letters of credit outstanding and $186.0 million of revolver borrowings outstanding, including $19.2 million (£15.8 million) related to Genesco (UK) Limited and $35.9 million (C$48.0 million) related to GCO Canada, under the Credit Facility at October 29, 2016. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $202.9 million at October 29, 2016. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at October 29, 2016.
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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following nine month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following nine month period of less than 25% of the

Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Company and the other Borrowers under the Credit Facility are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the Company may make cash dividends on preferred stock up to $500,000 in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2017.

The Company's contractual obligations at October 29, 2016 increased approximately 3% from January 30, 2016 due primarily to increased long-term debt and lease obligations, partially offset by decreased purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2017 are expected to be approximately $110 million to $120 million. These include retail capital expenditures of approximately $102 million to $112 million to open approximately 21 Journeys stores, including six in Canada, 38 Journeys Kidz stores, seven Schuh stores, nine Johnston & Murphy shops and factory stores and 16 Lids Sports Group stores, including ten Lids stores, with four stores in Canada, three Lids Locker Room and Clubhouse stores and three Locker Room by Lids in Macy's stores, and to complete approximately 196 major store renovations. The planned amount of capital expenditures in Fiscal 2017 for wholesale operations and other purposes is approximately $8 million, including approximately $2 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2017. The approximately $2.9 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $30.5 million, $133.3 million and $28.1 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively, of which approximately $5.4 million, $24.1 million and $3.1 million was held by the Company's foreign subsidiaries as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to permanently reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 746,864 shares of common stock during the three months ended October 29, 2016 for $39.8 million and repurchased 2,155,869 shares of common stock during the nine months ended October 29, 2016 for $133.3 million. The Company has $40.2 million remaining under its current $100.0 million share repurchase authorization announced in May 2016. The Company repurchased 1,708,000 and 2,132,384 shares of common stock for $101.5 million and $129.0 million during the three and nine months ended October 31, 2015, respectively.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.6 million for the third quarter of Fiscal 2017 and 2016, respectively, and $0.2 million and $0.8 million for the first nine months of Fiscal 2017 and 2016, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all reserves may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $20.4 million of outstanding U.K. term loans at a weighted average interest rate of 2.71% as of October 29, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $20.4 million term loans. The Company has $20.1 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.69% as of October 29, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $20.1 million revolver borrowings. The Company has $186.0 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.25% as of October 29, 2016. A 100 basis point increase in interest rates would increase annual interest expense by $1.9 million on the $186.0 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at October 29, 2016. As a result, the Company considers the interest rate market risk implicit in these investments at October 29, 2016 to be low.

Accounts Receivable - The Company's accounts receivable balance at October 29, 2016 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, three customers each accounted for 9% and one customer accounted for 8%, while no other customer accounted for more than 6% of the Company's total trade receivables balance as of October 29, 2016. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and earnings from operations for the first nine months of Fiscal 2017 were negatively impacted by $ 29.4 million and $1.9 million, respectively, due to the decline in foreign exchange rates.

Summary - Based on the Company's overall market interest rate exposure at October 29, 2016, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2017 would not be material.

New Accounting Principles
Descriptions of the recently issued accounting principles, if any, and the accounting principles adopted by the Company during the three months ended October 29, 2016 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of October 29, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

August 2016
7-31-16 to 8-27-16	—	$—	—	$—

September 2016
8-28-16 to 9-24-16(1)	273,002	$50.55	273,002	$66,194

October 2016
9-25-16 to 10-29-16(1)	473,862	$54.94	473,862	$40,160

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
Date: December 8, 2016