Form 10-K
period 2017-01-28
GENESCO INC
filed 2017-03-29
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File No. 1-3083
_____________________________________________________
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 367-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which Registered
Common Stock, $1.00 par value	New York
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of July 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,432,000,000. The market value calculation was determined using a per share price of $69.42, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 10, 2017, 19,611,875 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 22, 2017 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”), incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2017 of $2.87 billion. During Fiscal 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, acquired in the fourth quarter of Fiscal 2016, and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (c) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (d) e-commerce operations (an athletic team dealer business operating as Lids Team Sports was sold in the fourth quarter of Fiscal 2016); (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, SureGrip® Footwear which was sold in the fourth quarter of Fiscal 2017, G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., and other brands.
At January 28, 2017, the Company operated 2,794 retail footwear, headwear and sports apparel and accessory stores and leased departments located primarily throughout the United States and in Puerto Rico, but also including 147 headwear and sports apparel and accessory stores and 87 footwear stores in Canada and 128 footwear stores in the United Kingdom, the Republic of Ireland and Germany. The Company currently plans to open a total of approximately 101 new retail stores and to close approximately 133 retail stores in Fiscal 2018. At January 28, 2017, Journeys Group operated 1,249 stores, Schuh Group operated 128 stores, Lids Sports Group operated 1,240 stores and leased departments and Johnston & Murphy Group operated 177 retail shops and factory stores.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores and leased departments during the five most recent fiscal years:

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Retail Stores and Leased Departments
Beginning of year	2,387	2,459	2,568	2,824	2,852
Opened during year	104	183	273	81	81
Acquired during year	33	15	56	37	—
Closed during year	(65)	(89)	(73)	(90)	(139)
End of year	2,459	2,568	2,824	2,852	2,794

The Company also sources, designs, markets and distributes footwear under its own Johnston & Murphy brand, the Trask brand, the licensed Dockers® brand and other brands that the Company licenses for men's footwear to over 1,225 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2017”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 28, 2017). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail stores, e-commerce operations and catalog, accounted for approximately 44% of the Company’s net sales in Fiscal 2017. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group. For Fiscal 2017, same store sales decreased 5%, comparable direct sales increased 12% and comparable sales, including both store and direct sales, decreased 4% from Fiscal 2016. Earnings from operations attributable to Journeys Group were $85.9 million in Fiscal 2017, with an operating margin of 6.9%.
At January 28, 2017, Journeys Group operated 1,249 stores, including 230 Journeys Kidz stores, 39 Shi by Journeys stores, 36 Little Burgundy stores and 95 Underground by Journeys stores averaging approximately 1,950 square feet, located primarily in malls and factory outlet centers throughout the United States and in Puerto Rico and Canada, selling footwear and accessories for young men, women and children. The Underground by Journeys stores have been added to the Journeys stores starting in Fiscal 2018 since the stores are similarly merchandised.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. In Fiscal 2017, the Journeys Group added 27 net new stores, and plans to open approximately 10 net new stores in Fiscal 2018.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 29% of the Company’s net sales in Fiscal 2017. For Fiscal 2017, same store sales increased 4%, comparable direct sales increased 2% and comparable sales, including both store and direct sales, increased 3% from Fiscal 2016. Earnings from operations attributable to Lids Sports Group was $41.6 million in Fiscal 2017, with an operating margin of 4.9%.
At January 28, 2017, Lids Sports Group operated 1,240 stores and leased departments, including 882 Lids stores, 207 Lids Locker Room and Clubhouse stores and 151 Locker Room by Lids leased departments, averaging approximately 1,175 square feet, throughout the United States and in Puerto Rico and Canada. Lids Sports Group added 15 new stores and leased departments but closed 107 stores and leased departments in Fiscal 2017, and plans to close a net of 53 stores and leased departments in Fiscal 2018.
The core headwear stores and kiosks, located in malls, airports, street and factory outlet centers throughout the United States and in Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States and Canada, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams. The Locker Room by Lids leased departments in Macy's department stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams generally focused on the particular Macy's department store's geographic location.
Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 13% of the Company’s net sales in Fiscal 2017. For Fiscal 2017, same store sales decreased 2%, comparable direct sales increased 6% and comparable sales, including both store and direct sales, decreased 1%. Earnings from operations attributable to Schuh Group was $20.5 million in Fiscal 2017, with an operating margin of 5.5%.
At January 28, 2017, Schuh Group operated 128 Schuh stores, averaging approximately 4,875 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland and mall locations in Germany. Schuh Group opened three net new stores in Fiscal 2017 and plans to open approximately seven net new Schuh stores in Fiscal 2018. Schuh stores target men and women in the 15 to 30 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, e-commerce and catalog operations and wholesale distribution, accounted for approximately 10% of the Company’s net sales in Fiscal 2017. Same store sales for Johnston & Murphy retail operations increased 1%, comparable direct sales increased 8% and comparable sales, including both store and direct sales, increased 2% for Fiscal 2017. Earnings from operations attributable to Johnston & Murphy Group was $19.7 million in Fiscal 2017, with an operating margin of 6.8%. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At January 28, 2017, Johnston & Murphy operated 177 retail shops and factory stores throughout the United States and in Canada averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in better malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Retail prices for Johnston & Murphy footwear generally range from $100 to $275. Footwear accounted for 64% of Johnston & Murphy retail sales in Fiscal 2017, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added four net new shops and factory stores in Fiscal 2017 and plans to open approximately four net new shops and factory stores in Fiscal 2018.

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
Licensed Brands
The Licensed Brands segment accounted for approximately 4% of the Company’s net sales in Fiscal 2017. Earnings from operations attributable to Licensed Brands was $4.6 million in Fiscal 2017, with an operating margin of 4.3%. Licensed Brands sales include footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses” below. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company sold Keuka Footwear, Inc. and the related SureGrip Footwear brand, a slip-resistant occupational footwear business operated within the Licensed Brands segment since Fiscal 2011, in the fourth quarter of Fiscal 2017. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Pakistan, Portugal, Peru, Romania, Taiwan, Tunisia and Vietnam. The Company’s retail operations sell primarily branded products from third parties who source primarily overseas.
Competition
Competition is intense in the footwear, headwear, sports apparel and accessory industries. The Company’s retail footwear, headwear, sports apparel and accessory competitors range from small, locally owned stores to regional and national department stores, discount stores, specialty chains and online retailers. The Company also competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere, technology, infrastructure and speed of delivery to support e-commerce and the ability to offer distinctive products.
Licenses
The Company owns its Johnston & Murphy® and H.S. Trask® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement's current term expires on November 30, 2018. Net sales of Dockers products were approximately $67 million in Fiscal 2017 and approximately $78 million in Fiscal 2016. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2017.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 25, 2017, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $34.9 million, compared to approximately $32.8 million on February 27, 2016. The backlog is somewhat seasonal, reaching a peak in the spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 27,200 employees at January 28, 2017, approximately 150 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 19,775 of the Company’s employees were part-time at January 28, 2017.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year and a significant portion of the Company's net sales and operating earnings generated during the fourth quarter.
Properties
At January 28, 2017, the Company operated 2,794 retail footwear, headwear and sports apparel and accessory stores and leased departments throughout the United States and in Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom, the Republic of Ireland and Germany typically have terms of between 10 and 20 years. Both typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse	320,000
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse	311,600
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	*
Indianapolis, IN	Leased/Subleased	Lids Sports Group	Distribution warehouse	271,825	**
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Zionsville, IN	Owned	Lids Sports Group	Administrative offices	150,000
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouses	43,611

*	The Company occupies approximately 97% of the building and subleases the remainder of the building.
**	The Company occupies approximately 25% of the building and subleases the remainder of the building.

The lease on the Company’s Nashville office expires in April 2022. The Company believes that all leases of properties that are material to its operations may be renewed, or that alternative properties are available, on terms not materially less favorable to the Company than existing leases.
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
The success of our business depends to a significant extent upon the level of consumer spending in general and on our product category. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
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
These same factors could impact our wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.
Our business involves a degree of fashion risk.
The majority of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion, consumer taste, or other drivers of demand, including the performance and popularity of individual sports teams and athletes. Failure to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.
Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.
Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, increase in fuel prices, and the economic consequences of natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material adverse impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition.
The increasing scope of our non-U.S. operations exposes our performance to risks including foreign economic conditions and exchange rate fluctuations.
Our performance depends in part on general economic conditions affecting all countries in which we do business. The British decision to exit the European Union could impact consumer demand, currency rates and supply chain. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, there can be no assurance that Schuh's or our Canadian operations' future performance will not be adversely affected by economic conditions in their markets.
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
•competitive pricing strategies;
•expansion by existing competitors;
•expansion of direct-to-consumer by our vendors;
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
As a retailer who accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, the Company is subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it shifted liability for certain transactions to retailers who are not able to accept EMV card transactions. The Company did not implement the EMV technology and receive certification prior to October 1, 2015, and accordingly has been liable for costs incurred by payment card issuing banks and other third parties as a result of fraudulent use of credit card information improperly obtained from information captured by us until such time as the technology has been implemented and certified. The Company expects to complete the implementation and receive certification in its second quarter of Fiscal 2018.
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
We expect to open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, major city street locations, airports and tourist destinations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
•our ability to identify suitable markets and individual store sites within those markets;
•the competition for suitable store sites;

•	our ability to negotiate favorable lease terms for new stores and renewals (including rent and other costs) with landlords in part due to the consolidation in the commercial real estate market;

•	our ability to obtain governmental and other third-party consents, permits and licenses needed to construct and operate our stores;
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
A number of factors influence our effective income tax rate, including changes in tax law, including the possible disallowance of border tax deductions for imported merchandise, tax treaties, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings and liquidity. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.
A failure to increase sales at our existing stores and in our e-commerce businesses may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable sales results, including:
•consumer trends, such as less disposable income due to the impact of economic conditions and tax policies;
•the lack of new fashion trends to drive demand in certain of our businesses and the ability of those businesses to adjust to fashion changes on a timely basis;
•closing of department stores that anchor malls;
•competition;
•declining mall traffic due to changing customer preferences in the way they shop;
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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in 50 states, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or implementing changes to minimum wage, overtime, employee leave, and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and violations could result in liability for damages or penalties.

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

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $271.2 million of goodwill on its Consolidated Balance Sheets at January 28, 2017, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, which consists of either a qualitative assessment on a reporting unit level, or a two-step impairment test if necessary, that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually at the beginning of its fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

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

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
See Item 1, "Business — Properties".

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The United States Environmental Protection Agency (“EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires the Company to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to the Company estimated at $1.7 million to $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

The Village additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it.

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

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million. The Company's environmental insurance carrier has agreed to reimburse the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $4.4 million as of January 28, 2017, $14.5 million as of January 30, 2016 and $14.1 million as of January 31, 2015. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at January 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2017, $0.8 million in Fiscal 2016 and $2.8 million in Fiscal 2015. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S district Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act and Ohio wages and hours leave including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. The Company disputes the material allegations in the complaint and intends to defend the matter.

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

In addition to the matters specifically described in this Item 3, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company's liability with respect to any of these other matters is likely to have a material effect on its financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company's financial statements.

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

Robert J. Dennis, 63, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

Mimi Eckel Vaughn, 50, Senior Vice President - Finance and Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

David E. Baxter, 50, Senior Vice President. Mr. Baxter joined the Company in June 2016 as president and chief executive officer of the Lids Sports Group and a senior vice president of the Company. From 2014 until he joined the Company in 2016, Mr. Baxter was a business consultant specializing in sports licensing. From 2006 to 2014, he was president, Sports Licensed Division, adidas/Reebok. Mr. Baxter was named vice president, Sports Performance, adidas America in 2010.

Jonathan D. Caplan, 63, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, new business development and strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

James C. Estepa, 65, Senior Vice President. Mr. Estepa joined the Company in 1985 and in February 1996 was named vice president operations of Genesco Retail, which included the Jarman Shoe Company, Journeys, Boot Factory and General Shoe Warehouse. Mr. Estepa was named senior vice president operations of Genesco Retail in June 1998. He was named president of Journeys in March 1999. Mr. Estepa was named senior vice president of the Company in April 2000. He was named president and chief executive officer of the Genesco Retail Group in 2001, assuming additional responsibilities of overseeing the Company's former Underground Station segment.

Roger G. Sisson, 53, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996, vice president in November 2003, and senior vice president in October 2006.

Parag D. Desai, 42, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Paul D. Williams, 62, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 52, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
Fiscal Year ended January 30, 2016

	High	Low
1st Quarter	$74.74	$65.59
2nd Quarter	70.47	61.07
3rd Quarter	65.78	54.03
4th Quarter	66.16	50.64

Fiscal Year ended January 28, 2017

	High	Low
1st Quarter	$72.63	$60.81
2nd Quarter	69.94	57.23
3rd Quarter	74.21	47.66
4th Quarter	72.00	51.91

There were approximately 2,400 common shareholders of record on March 10, 2017.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data, Financial Statistics and Other Data (End of Year)	Fiscal Year End
	2017	2016	2015	2014	2013
Results of Operations Data
Net sales	$2,868,341	$3,022,234	$2,859,844	$2,624,972	$2,604,817
Depreciation and amortization	75,768	79,011	74,326	67,135	63,697
Earnings from operations	141,960	151,251	167,266	163,435	169,863
Earnings from continuing operations before income taxes	151,414	151,533	156,989	158,860	164,832
Earnings from continuing operations	97,859	95,381	99,373	92,982	112,897
Provision for discontinued operations, net	(428)	(812)	(1,648)	(329)	(462)
Net earnings	$97,431	$94,569	$97,725	$92,653	$112,435
Per Common Share Data
Earnings from continuing operations
Basic	$4.87	$4.17	$4.23	$3.99	$4.78
Diluted	4.85	4.15	4.19	3.94	4.69
Discontinued operations
Basic	(0.02)	(0.04)	(0.07)	(0.01)	(0.02)
Diluted	(0.02)	(0.04)	(0.07)	(0.02)	(0.01)
Net earnings
Basic	4.85	4.13	4.16	3.98	4.76
Diluted	4.83	4.11	4.12	3.92	4.68
Balance Sheet and Cash Flow Data
Total assets	$1,448,906	$1,541,190	$1,582,890	$1,438,987	$1,325,976
Long-term debt	82,905	111,765	28,958	33,433	50,586
Non-redeemable preferred stock	1,060	1,077	1,274	1,305	3,924
Common equity	919,993	954,079	995,533	914,885	817,936
Capital expenditures	93,970	100,652	103,111	98,456	71,737
Financial Statistics
Earnings from operations as a percent of net sales	4.9%	5.0%	5.8%	6.2%	6.5%
Book value per share (common equity divided by common shares outstanding)	$46.31	$43.70	$41.43	$38.25	$34.09
Working capital (in thousands)	$428,781	$476,469	$441,742	$451,297	$407,073
Current ratio	2.4	2.5	2.1	2.5	2.5
Percent long-term debt to total capitalization	8.2%	10.5%	2.8%	3.5%	5.8%
Other Data (End of Year)
Number of retail outlets*	2,794	2,852	2,824	2,568	2,459
Number of employees	27,200	27,500	27,325	22,250	22,700

*
Includes 36 Little Burgundy stores added in Fiscal 2016 that were acquired on November 3, 2015. Also includes 151,185, 190 and 26 Locker Room by Lids leased departments in Macy's stores in Fiscal 2017, 2016, 2015 and 2014, respectively.

Reflected in earnings from continuing operations for Fiscal 2017 was a gain of $12.3 million from the sale of SureGrip Footwear and a gain of $2.4 million from the sale of Lids Team Sports, for Fiscal 2016 was a gain of $4.7 million from the sale of Lids Team Sports and for Fiscal 2015 was a charge of $7.1 million for an indemnification asset write-off.
Also reflected in earnings from continuing operations for Fiscal 2017, 2016, 2015, 2014 and 2013 were asset impairment and other charges (gains) of ($0.8) million, $7.9 million, $2.3 million, $1.3 million and $17.0 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.*
The Company has not paid dividends on its Common Stock since 1973. See Notes 6 and 8 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Liquidity” for a description of limitations on the Company’s ability to pay dividends.

*In accordance with ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Company has reclassified its deferred financing costs for term loans from other noncurrent assets to long-term debt on a retrospective basis. In connection with the adoption of ASU 2015-03, deferred financing costs of $0.3 million, $0.2 million, $0.3 million and $0.1 million as of January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013, respectively, were reclassified to long-term debt from noncurrent assets.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, "Business", include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward-looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, the timing and amount of non-cash asset impairments related to retail store fixed assets and intangible assets of acquired businesses, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, the level of chargebacks from credit card users for fraudulent purchases or other reasons, weakness in the consumer economy and retail industry, competition in the Company’s markets, fashion trends that affect the sales or product margins of the Company’s retail product offerings, weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department stores or other factors, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base, changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons, and the performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters involving the Company. For a full discussion of risk factors, see Item 1A, "Risk Factors".
Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy®, Underground by Journeys® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S.Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,225 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at January 28, 2017, the Company operated 2,794 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph (An athletic team dealer business operating as Lids Team Sports was sold in the fourth quarter of Fiscal 2016.) (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy and Trask brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,050 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,500 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,150 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 80 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,875 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. During the second quarter of Fiscal 2017, the Schuh Group opened its third Schuh store in Germany. The Schuh Group now operates three stores in Germany. The Schuh Group also sells footwear through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,800 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 147 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of January 28, 2017, the Company had 151 Locker Room by Lids leased departments averaging approximately 675 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations. In addition, the Lids Sports Group operated Lids Team Sports, an athletic team dealer business that was sold in the fourth quarter of Fiscal 2016.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States and in Canada. As of January 28, 2017, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring November 30, 2018. The Company sold SureGrip Footwear, a slip-resistant occupational footwear business operated within the Licensed Brands segment since Fiscal 2011, in the fourth quarter of Fiscal 2017. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.

Strategy
The Company’s long-term strategy has been to seek organic growth by: 1) increasing the Company’s store base, 2) increasing retail square footage, 3) improving comparable sales, both in stores and digital commerce, 4) increasing operating margin and 5) enhancing the value of its brands. As a result of the degree of penetration of many of our concepts in their current geographic markets and the increasing trend of consumer purchases through e-commerce channels, the Company anticipates opening fewer new stores in the future as well as closing certain stores, perhaps reducing the overall square footage from current levels, and has enhanced its investments in technology and infrastructure to support omnichannel retailing.
To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011, Little Burgundy in December 2015, and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. For example, the Schuh Group opened its third Schuh store in Germany in the second quarter of Fiscal 2017. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.
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
Summary of Results of Operations
The Company’s net sales decreased 5.1% during Fiscal 2017 compared to Fiscal 2016. The decrease reflected a 13% decrease in Lids Sports Group sales, reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016, an 8% decrease in Schuh Group sales, reflecting primarily the depreciation in the British Pound, and a 3% decrease in Licensed Brands sales, partially offset by a 4% increase in Johnston & Murphy Group sales, while Journeys Group sales remained flat for Fiscal 2017. Gross margin increased as a percentage of net sales from 47.8% in Fiscal 2016 to 49.4% in Fiscal 2017, reflecting gross margin increases as a percentage of net sales in Schuh Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses increased as a percentage of net sales from 42.5% in Fiscal 2016 to 44.5% in Fiscal 2017, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group. Earnings from operations decreased as a percentage of net sales from 5.0% in Fiscal 2016 to 4.9% in Fiscal 2017, reflecting decreased earnings in Journeys Group and Licensed Brands, partially offset by improved earnings from operations in Schuh Group, Lids Sports Group and Johnston & Murphy Group.

Significant Developments
Sale of SureGrip Footwear
On December 25, 2016, the Company completed the sale of all the stock of the Company's subsidiary, Keuka Footwear, Inc., that operates the SureGrip occupational, slip-resistant footwear business, operated within the Licensed Brands Group, to Shoes for Crews, LLC. The Company recognized a gain on the sale, in Fiscal 2017, estimated at $12.3 million, net of transaction-related expenses before tax and subject to post-closing working capital adjustments.

Pension Plan Partial Buyout
In June 2016, the Company's board of directors authorized an offer to vested former employees and active employees over the age of 62 in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company made the buyout offer in the third quarter of Fiscal 2017, and completed it in the fourth quarter of Fiscal 2017. The Company incurred a one-time charge to earnings of $2.5 million in the fourth quarter of Fiscal 2017 in connection with the pension plan buyout. The Company initiated the buyout offer in an effort to lower the Company's risk exposure to the pension plan by lowering the Plan's assets and liabilities.

Sale of Lids Team Sports Business
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which has operated within its Lids Sports Group segment, to BSN Sports, LLC. In Fiscal 2016, the Company recognized a gain on the sale estimated at $4.7 million, net of transaction-related expenses before tax. In Fiscal 2017, the Company recognized an additional pretax gain of $2.4 million on the sale of Lids Team Sports related to final working capital adjustments. The sale of Lids Team Sports is not a strategic shift that will have a major effect on operations and financial results, and therefore this business has not been presented as a discontinued operation in the Company's Consolidated Financial Statements.

Indemnification Asset Write-off
During the third quarter of Fiscal 2015, the Company recorded a pretax charge of $7.1 million for the write-off of an indemnification asset related to formerly uncertain tax positions taken by Schuh at the time of the Company's acquisition of Schuh, which were favorably resolved during the third quarter of Fiscal 2015.

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

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group. During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. The stores acquired in Fiscal 2015 are operated within the Lids Sports Group. The wholesale business acquired in Fiscal 2015 was operated within Lids Team Sports, which was sold on January 19, 2016.
Asset Impairment and Other Charges
The Company recorded a pretax gain to earnings of $0.8 million in Fiscal 2017, including a gain of $8.9 million for network intrusion expenses as a result of a litigation settlement and a gain of $0.8 million for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million for pension settlement expense.

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
Postretirement Benefit Liability Adjustments
The return on pension plan assets was $12.5 million for Fiscal 2017, compared to an expected return of $5.6 million. The discount rate used to measure benefit obligations decreased from 4.30% to 3.95% in Fiscal 2017. As a result of the lump sums paid as part of the vested terminated pension plan buyout and higher than expected asset returns, partially offset by a decrease in the discount rate, the pension liability reflected in the Consolidated Balance Sheets decreased to $6.3 million compared to $10.0 million at the end of Fiscal 2016. There was a decrease in the pension liability adjustment of $3.6 million (net of tax) in accumulated other comprehensive income in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations
In Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded an additional charge to earnings of $0.7 million ($0.4 million net of tax), $1.3 million ($0.8 million net of tax) and $2.7 million ($1.6 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Notes 3 and 13 to the Consolidated Financial Statements.

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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded provisions for markdowns, shrinkage and damaged goods would have changed inventory by $1.6 million at January 28, 2017.
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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its annual test, which was completed at the beginning of the fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
During the quarter ended January 28, 2017, the Company voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from the last day of the fiscal year to the first day of the fourth fiscal quarter. This voluntary change is preferable under the circumstances as it aligns with the Company's five-year strategic planning cycle that is completed in early October. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
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
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million reflected in Fiscal 2017, $0.8 million reflected in Fiscal 2016 and $2.8 million reflected in Fiscal 2015. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 28, 2017, the Company had a deferred tax valuation allowance of $4.3 million.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 6.05%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 50% U.S. equities, 13% international equities, 35% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2017, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.9 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.9 million.

Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 3.95%, 4.30% and 3.55% for Fiscal 2017, 2016 and 2015, respectively. The discount rate at January 28, 2017 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2017, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.1 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.2 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $4.5 million and the accumulated benefit obligation would have decreased by $4.5 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have been increased by $4.8 million and the accumulated benefit obligation would have increased by $4.8 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2017, the Company had unrecognized actuarial losses of $15.4 million. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately ten years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $2.3 million, $3.9 million and $2.6 million in Fiscal 2017, 2016 and 2015, respectively. Fiscal 2017 includes a settlement charge of $2.5 million as a result of the pension plan buyout. The Company’s pension expense is expected to increase in Fiscal 2018 by approximately $0.4 million before considering the settlement charge due to a lower expected return on assets. Additionally, the amortization period for gains and losses has increased due to the lump sum buyout which included active participants over age 62.
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

Results of Operations—Fiscal 2017 Compared to Fiscal 2016
The Company’s net sales for Fiscal 2017 decreased 5.1% to $2.87 billion from $3.02 billion in Fiscal 2016. The decrease in net sales was a result of decreased sales in Lids Sports Group, reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016, and decreased sales in Schuh Group and Licensed Brands, partially offset by increased sales in Johnston & Murphy Group, while Journeys Group sales remained flat for Fiscal 2017. Net sales of the Company's businesses other than Lids Team Sports decreased less than 1% for Fiscal 2017. Gross margin decreased 1.8% to $1.42 billion in Fiscal 2017 from $1.44 billion in Fiscal 2016, but increased as a percentage of net sales from 47.8% in Fiscal 2016 to 49.4% in Fiscal 2017, primarily reflecting increased gross margin as a percentage of net sales in the Lids Sports Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in Fiscal 2017 decreased 0.6% from Fiscal 2016 but increased as a percentage of net sales from 42.5% to 44.5%, primarily reflecting expense increases in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreased expenses in Schuh Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2017 were $151.4 million, compared to $151.5 million for Fiscal 2016. Pretax earnings for Fiscal 2017 included an asset impairment and other gain of $0.8 million, including an $8.9 million gain for network intrusion expenses as result of a litigation settlement and a $0.8 million gain for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million pension settlement expense. Pretax earnings for Fiscal 2017 also included a gain of $12.3 million on the sale of SureGrip Footwear and a $2.4 million gain on the sale of Lids Team Sports. Pretax earnings for Fiscal 2016 included asset impairment and other charges of $7.9 million, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs,

$2.2 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters. Pretax earnings for Fiscal 2016 also included a gain of $4.7 million on the sale of Lids Team Sports and $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.
Net earnings for Fiscal 2017 were $97.4 million ($4.83 diluted earnings per share) compared to $94.6 million ($4.11 diluted earnings per share) for Fiscal 2016. Net earnings for Fiscal 2017 included a $0.4 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2016 included a $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company.The Company recorded an effective income tax rate of 35.4% for Fiscal 2017 compared to 37.1% for Fiscal 2016 and 36.7% for Fiscal 2015. The effective tax rate for Fiscal 2017 was lower compared to Fiscal 2016 due to the release of tax reserves. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required, while the effective tax rate for Fiscal 2015 benefited from a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company which the Company resolved favorably during Fiscal 2015. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$1,251,646	$1,251,637	—%
Earnings from operations	$85,875	$126,248	(32.0)%
Operating margin	6.9%	10.1%

Net sales from Journeys Group were flat at $1.25 billion for Fiscal 2017 and 2016. Journeys Group's comparable sales were down 4% in Fiscal 2017 which includes a 5% decrease in same store sales and a 12% increase in comparable direct sales. Average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) increased 4% during Fiscal 2017. The comparable store sales decrease reflected an 8% decrease in footwear unit comparable sales while the average price per pair of shoes increased 3%. The store count for Journeys Group was 1,249 stores at the end of Fiscal 2017, including 230 Journeys Kidz stores, 39 Shi by Journeys stores, 95 Underground by Journeys stores, 44 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,222 stores at the end of Fiscal 2016, including 200 Journeys Kidz stores, 46 Shi by Journeys stores, 98 Underground by Journeys stores, 39 Journeys stores in Canada and 36 Little Burgundy stores in Canada, acquired in the fourth quarter of Fiscal 2016.
Journeys Group earnings from operations for Fiscal 2017 decreased 32.0% to $85.9 million, compared to $126.2 million for Fiscal 2016. The decrease in earnings from operations was primarily due to increased expenses as a percentage of net sales as Journeys Group could not leverage store-related expenses, primarily occupancy, advertising and credit card expenses, and to decreased gross margin as a percentage of net sales, reflecting increased markdowns.
Schuh Group

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$372,872	$405,674	(8.1)%
Earnings from operations	$20,530	$19,124	7.4%
Operating margin	5.5%	4.7%

Net sales from the Schuh Group decreased 8.1% to $372.9 million for Fiscal 2017, compared to $405.7 million for Fiscal 2016. The sales decrease reflects primarily a decrease of $49.3 million in sales due to the depreciation of the British Pound and a 1% decrease in comparable sales which includes a 2% decrease in same store sales and a 6% increase in comparable direct sales, partially offset by a 10% increase in average stores operated. Schuh Group operated 128 stores at the end of Fiscal 2017 compared to 125 stores at the end of Fiscal 2016.
Schuh Group earnings from operations increased 7.4% to $20.5 million in Fiscal 2017 compared to $19.1 million for Fiscal 2016. Earnings for Fiscal 2016 included $1.5 million in compensation expense related to a deferred purchase price obligation in connection with the Schuh acquisition. The increase in earnings from operations was primarily due to the absence of the deferred purchase price expense, which contributed 40 basis points to the operating margin improvement as a percentage of sales. The remaining operating margin improvement was due to increased gross margin as a percentage of net sales, reflecting less promotional activity, changes in sales mix and improved margin in certain product categories. The operating margin improvement from gains on foreign currency was offset by increased expenses, primarily occupancy, depreciation and bonus expense. Schuh Group's earnings from operations for Fiscal 2017 were negatively impacted by $4.1 million due to changes in foreign exchange rates.
Lids Sports Group

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$847,510	$975,504	(13.1)%
Earnings from operations	$41,563	$17,040	143.9%
Operating margin	4.9%	1.7%

Net sales from the Lids Sports Group decreased 13.1% to $847.5 million for Fiscal 2017 from $975.5 million for Fiscal 2016. A 14% reduction in sales due to the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016 accounted for all of the decline in sales for the segment. Comparable sales increased 3% for Fiscal 2017, which includes a 4% increase in same store sales and a 2% increase in comparable direct sales, while the average number of Lids Sports Group stores operated decreased 3%, excluding leased departments. The comparable sales increase reflected a 4% increase in the average price per hat, while comparable store hat units sold decreased 1%. Lids Sports Group operated 1,240 stores at the end of Fiscal 2017, including 112 Lids stores in Canada, 207 Lids Locker Room and Clubhouse stores, which include 35 Locker Room stores in Canada, and 151 Locker Room by Lids leased departments at Macy's, compared to 1,332 stores at the end of Fiscal 2016, including 113 Lids stores in Canada and 228 Lids Locker Room and Clubhouse stores, which include 38 Locker Room stores in Canada, and 185 Locker Room by Lids leased departments at Macy's.
Lids Sports Group earnings from operations for Fiscal 2017 increased 143.9% to $41.6 million compared to $17.0 million for Fiscal 2016. The increase was due to increased gross margin as a percentage of net sales, reflecting the sale of the lower margin Lids Team Sports business and decreased shipping and warehouse expense and decreased promotional activity in the retail business. The improvement in gross margin more than offset increased expenses as a percentage of net sales, resulting from (i) the sale of Lids Team Sports, which had lower expenses, (ii) increased store-related expenses, primarily occupancy and credit card expenses, and (iii) increased bonus expenses.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$289,324	$278,681	3.8%
Earnings from operations	$19,682	$17,761	10.8%
Operating margin	6.8%	6.4%

Johnston & Murphy Group net sales increased 3.8% to $289.3 million for Fiscal 2017 from $278.7 million for Fiscal 2016. The increase reflected primarily a 2% increase in comparable sales which includes a 1% increase in same store sales and an 8% increase in comparable direct sales, a 1% increase in average stores operated for Johnston & Murphy retail operations and a 5% increase in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in Fiscal 2017 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 71.4% of the Johnston & Murphy Group's sales in Fiscal 2017, down slightly from 71.7% in Fiscal 2016. The comparable sales increase in Fiscal 2017 reflects a 2% increase in footwear unit comparable sales while the average price per pair of shoes for Johnston & Murphy retail operations decreased 3%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2017 included 177 Johnston & Murphy shops and factory stores, including seven stores in Canada, compared to 173 Johnston & Murphy shops and factory stores, including seven stores in Canada, at the end of Fiscal 2016.
Johnston & Murphy earnings from operations for Fiscal 2017 increased 10.8% to $19.7 million from $17.8 million for Fiscal 2016, primarily due to increased net sales, a slight increase in gross margin as a percentage of net sales, and decreased expenses as a percentage of net sales, reflecting slightly lower store-related expenses, primarily selling salaries and occupancy expenses and an increase as a percent of the total in wholesale which carries lower expenses than retail.
Licensed Brands

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$106,372	$109,826	(3.1)%
Earnings from operations	$4,566	$9,236	(50.6)%
Operating margin	4.3%	8.4%

Licensed Brands’ net sales decreased 3.1% to $106.4 million for Fiscal 2017 from $109.8 million for Fiscal 2016. The sales decrease reflects decreased sales of Dockers and Chaps Footwear, partially offset by the addition of sales for G.H. Bass Footwear. SureGrip Footwear, which was sold in the fourth quarter, had net sales of $15.6 million in Fiscal 2017. The sales decrease in Dockers and Chaps Footwear reflects weakness in the department store and footwear chain channels. Unit sales for Dockers Footwear decreased 6% for Fiscal 2017 and the average price per pair of shoes decreased 8% for the same period.
Licensed Brands’ earnings from operations for Fiscal 2017 decreased 50.6%, from $9.2 million for Fiscal 2016 to $4.6 million, primarily due to increased expenses as a percentage of net sales, reflecting increased expenses associated with the start-up of the Bass Footwear licensed business and increased shipping and warehouse, freight and royalty expenses, and to decreased gross margin as a percentage of net sales, reflecting sales of products with lower initial margins.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2017 was $30.3 million compared to $38.2 million for Fiscal 2016. Corporate expense in Fiscal 2017 included a $0.8 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses as a result of a litigation settlement and a gain for other legal matters, partially offset by retail store asset impairments and pension settlement expenses. Corporate expense in Fiscal 2016 included $7.9 million in asset impairment and other charges, primarily for retail store asset impairments, asset write-downs, network intrusion expenses and other legal matters. Excluding the gains and charges listed above, corporate and other expense increased primarily due to increased bonus accruals and bank fees, partially offset by foreign exchange gains, life insurance proceeds and decreased professional fees.
Net interest expense increased 19.2% from $4.4 million in Fiscal 2016 to $5.2 million in Fiscal 2017 primarily due to increased revolver borrowings compared to the previous year as a result of the Little Burgundy acquisition in the fourth quarter of Fiscal 2016 and share repurchases.

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
Earnings from pretax earnings for Fiscal 2016 were $151.5 million, compared to $157.0 million for Fiscal 2015. Pretax earnings for Fiscal 2016 included asset impairment and other charges of $7.9 million, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters. Pretax earnings for Fiscal 2016 also included a gain of $4.7 million on the sale of Lids Team Sports and $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition. Pretax earnings for Fiscal 2015 included asset impairment and other charges of $2.3 million, including $3.1 million for expenses related to the computer network intrusion, $1.9 million for retail store asset impairments and $0.7 million for other legal matters, partially offset by a $3.4 million gain on a lease termination. Pretax earnings for Fiscal 2015 also included an indemnification asset write-off of $7.1 million related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company, which were favorably resolved during the year and $7.3 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.
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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Jan. 28, 2017	Jan. 30, 2016	Jan. 31, 2015
	(dollars in millions)
Cash and cash equivalents	$48.3	$133.3	$112.9
Working capital	$428.8	$476.5	$441.7
Long-term debt (includes current maturities)	$82.9	$111.8	$29.0
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $161.5 million in Fiscal 2017 compared to $145.1 million in Fiscal 2016. The $16.4 million increase from operating activities from Fiscal 2016 reflects an increase in cash flow from changes in other accrued liabilities, accounts payable, accounts receivable and prepaids and other current assets of $54.6 million, $22.0 million, $8.0 million and $6.6 million, respectively, partially offset by a $73.2 million decrease in cash flow from changes in inventory.
The $54.6 million increase in cash flow from other accrued liabilities when comparing the change from Fiscal 2017 and 2016 with the change from Fiscal 2016 and 2015 reflects the reduction of Schuh acquisition related accruals due to payments in Fiscal 2016. The $22.0 million increase in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors and is related to the increase in inventory. The $8.0 million increase in cash from accounts receivable reflects lower wholesale sales in Fiscal 2017 compared to increased wholesale sales and increased receivables related to the sale of Lids Team Sports in Fiscal 2016. The $6.6 million increase in prepaids and other current assets primarily reflects increases in Fiscal 2016 for prepaid taxes and rent. The $73.2 million decrease in cash flow from inventory primarily reflects an increase in Journeys Group and Lids Sports Group inventory.
The $45.4 million increase in inventories at January 28, 2017 from January 30, 2016 levels primarily reflects increases in Journeys Group, Lids Sports Group and Johnston & Murphy Group.
Accounts receivable at January 28, 2017 decreased $1.4 million compared to January 30, 2016 primarily due to decreased sales in the Licensed Brands business.
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
Accounts receivable at January 30, 2016 increased $6.7 million compared to January 31, 2015 due to increased footwear wholesale sales and the Company's processing of payroll for former Lids Team Sports employees during a transitional period following the sale of the Lids Team Sports business, for which the Company was due reimbursement from the buyer of that business.

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
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $150.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, as amended, the Canadian revolving credit facility may be increased up to no more than $85.0 million.
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

There were $19.3 million in UK term loans and $13.8 million in UK revolver loans outstanding at January 28, 2017. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at January 28, 2017. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $100.1 million during Fiscal 2017 and $49.6 million during Fiscal 2016, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2017 and Fiscal 2016. The borrowings outstanding during Fiscal 2017 reflect funds borrowed for the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016, the Schuh deferred purchase price payments in the second quarter of Fiscal 2016 and stock repurchases made throughout Fiscal 2017.

There were $11.2 million of letters of credit outstanding and $49.9 million of revolver borrowings outstanding, including $20.1 million (£16.0 million) related to Genesco (UK) Limited and $29.8 million (C$39.1 million) related to GCO Canada, under the Credit Facility at January 28, 2017. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $298.2 million at January 28, 2017. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at January 28 2017.
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
The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility)exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment or Acquisition, the Company and the other Borrowers under the Credit Facility are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the company may make cash dividends on preferred stock up to $500,000 in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2018.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of January 28, 2017.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$82,905	$9,175	$51,445	$22,285	$—
Operating Lease Obligations	1,379,877	245,160	407,086	325,619	402,012
Purchase Obligations(1)	646,603	646,603	—	—	—
Long-Term Obligations – Schuh(2)	615	268	221	126	—
Other Long-Term Liabilities	1,077	177	353	353	194
Total Contractual Obligations(3)	$2,111,077	$901,383	$459,105	$348,383	$402,206

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$11,203	$11,203	$—	$—	$—
Total Commercial Commitments	$11,203	$11,203	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Includes interest on the UK term loans. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
(3) Excludes unrecognized tax benefits of $5.4 million due to their uncertain nature in timing of payments, if any.

The total accrued benefit liability for pension and other postretirement benefit plans as of January 28, 2017, was $15.2 million. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table. There is no requirement for the Company to make a pension plan contribution. See Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Capital Expenditures
Capital expenditures were $94.0 million, $100.7 million and $103.1 million for Fiscal 2017, 2016 and 2015, respectively. The $6.7 million decrease in Fiscal 2017 capital expenditures as compared to Fiscal 2016 is primarily due to decreases in capital expenditures of Lids Sports Group and Schuh Group, partially offset by increased capital expenditures in Journeys Group. The $2.4 million decrease in Fiscal 2016 capital expenditures as compared to Fiscal 2015 is primarily due to decreases in capital expenditures of Lids Sports Group partially offset by increased retail capital expenditures in Journeys Group.
Total capital expenditures in Fiscal 2018 are expected to be approximately $135 million to $145 million. These include retail capital expenditures of approximately $124 million to $134 million to open approximately 60 Journeys Group stores, including five in Canada, 35 Journeys Kidz stores and five Little Burgundy stores, ten Schuh stores, nine Johnston & Murphy shops and factory stores, and 22 Lids Sports Group stores, including 20 Lids stores, with six stores in Canada, and two Clubhouse stores, and to complete approximately 295 major store renovations. In addition, retail capital expenditures include $33 million for the expansion of the Journeys Group's warehouse. The planned amount of capital expenditures in Fiscal 2018 for wholesale operations and other purposes is approximately $11 million, including approximately $5 million for new systems.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2018. The approximately $3.3 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.
The Company had total available cash and cash equivalents of $48.3 million and $133.3 million as of January 28, 2017 and January 30, 2016, respectively, of which approximately $22.9 million and $24.1 million was held by the Company's foreign subsidiaries as of January 28, 2017 and January 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Common Stock Repurchases
The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017. The Company has repurchased 275,300 shares in the first quarter of Fiscal 2018, through March 24, 2017, at a cost of $16.2 million. The Company has $24.0 million remaining as of March 24, 2017 under its current $100.0 million share repurchase authorization. The Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 3, "Legal Proceedings" and Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million reflected in Fiscal 2017, $0.8 million reflected in Fiscal 2016 and $2.8 million reflected in Fiscal 2015. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk.
Outstanding Debt of the Company – The Company has $19.3 million of outstanding U.K. term loans at a weighted average interest rate of 2.64% as of January 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $19.3 million term loans. The Company has $13.8 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.60% as of January 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $13.8 million revolver borrowings. The Company has $49.9 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.10% as of January 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.5 million on the $49.9 million revolver borrowings.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at January 28, 2017. As a result, the Company considers the interest rate market risk implicit in these investments at January 28, 2017 to be low.
Summary – Based on the Company’s overall market interest rate exposure at January 28, 2017, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2017 would not be material.
Accounts Receivable – The Company’s accounts receivable balance at January 28, 2017 is concentrated primarily in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer each accounted for 15%, 13% and 10% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of January 28, 2017. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Foreign Currency Exchange Risk – The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and earnings from operations for Fiscal 2017 were negatively impacted by $49.3 million and $4.1 million, respectively, due to the decline in foreign exchange rates.

New Accounting Principles
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017. The Company will adopt ASU 2016-09 in the first quarter of Fiscal 2018.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of January 28, 2017, the Company has $21.2 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Consolidated Balance Sheets. The Company is currently assessing which transition method will be adopted.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 required the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company adopted these ASUs in the first quarter of Fiscal 2017. The $0.3 million in deferred financing costs related to the Company's term loans were reclassified to long-term debt from noncurrent assets as of January 30, 2016.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Based on an evaluation of the standard as a whole, the Company has identified catalog costs, customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method, and will provide updates in Fiscal 2018 related to the expected impact of adopting this standard.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders
Genesco Inc.
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Genesco Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Genesco Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 28, 2017, and our report dated March 29, 2017 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 29, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Genesco Inc.
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesco Inc. and Subsidiaries at January 28, 2017 and January 30, 2016, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 29, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 29, 2017

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 28, 2017	January 30, 2016
Current Assets:
Cash and cash equivalents	$48,301	$133,288
Accounts receivable, net of allowances of $3,073 at January 28,
2017 and $2,960 at January 30, 2016	43,525	47,265
Inventories	563,677	529,758
Deferred income taxes	21,194	28,965
Prepaids and other current assets	61,470	60,810
Total current assets	738,167	800,086

Property and equipment:
Land	7,773	8,038
Buildings and building equipment	52,673	51,768
Computer hardware, software and equipment	179,926	183,985
Furniture and fixtures	211,833	209,337
Construction in progress	33,660	16,190
Improvements to leased property	366,186	359,591
Property and equipment, at cost	852,051	828,909
Accumulated depreciation	(521,440)	(505,581)
Property and equipment, net	330,611	323,328
Deferred income taxes	85	959
Goodwill	271,222	281,385
Trademarks, net of accumulated amortization of $5,574 at
January 28, 2017 and $5,039 at January 30, 2016	84,327	86,740
Other intangibles, net of accumulated amortization of $16,200 at
January 28, 2017 and $15,947 at January 30, 2016	2,392	3,569
Other noncurrent assets	22,102	45,123
Total Assets	$1,448,906	$1,541,190

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	January 28, 2017	January 30, 2016
Current Liabilities:
Accounts payable	$170,751	$154,241
Accrued employee compensation	31,128	23,666
Accrued other taxes	23,101	24,508
Accrued income taxes	7,568	16,349
Current portion – long-term debt	9,175	14,182
Other accrued liabilities	64,333	79,282
Provision for discontinued operations	3,330	11,389
Total current liabilities	309,386	323,617
Long-term debt	73,730	97,583
Pension liability	6,265	9,957
Deferred rent and other long-term liabilities	135,291	149,020
Provision for discontinued operations	1,713	4,230
Total liabilities	526,385	584,407
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,060	1,077
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
January 28, 2017 – 20,354,272/19,865,808
January 30, 2016 – 22,322,799/21,834,335	20,354	22,323
Additional paid-in capital	237,677	224,004
Retained earnings	731,111	768,222
Accumulated other comprehensive loss	(51,292)	(42,613)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	921,053	955,156
Noncontrolling interest – non-redeemable	1,468	1,627
Total equity	922,521	956,783
Total Liabilities and Equity	$1,448,906	$1,541,190

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2017	2016	2015
Net sales	$2,868,341	$3,022,234	$2,859,844
Cost of sales	1,450,815	1,578,768	1,459,433
Selling and administrative expenses	1,276,368	1,284,322	1,230,864
Asset impairments and other, net	(802)	7,893	2,281
Earnings from operations	141,960	151,251	167,266
Gain on sale of SureGrip Footwear	(12,297)	—	—
Gain on sale of Lids Team Sports	(2,404)	(4,685)	—
Indemnification asset write-off	—	—	7,050
Interest expense, net:
Interest expense	5,294	4,414	3,337
Interest income	(47)	(11)	(110)
Total interest expense, net	5,247	4,403	3,227
Earnings from continuing operations before income taxes	151,414	151,533	156,989
Income tax expense	53,555	56,152	57,616
Earnings from continuing operations	97,859	95,381	99,373
Provision for discontinued operations, net	(428)	(812)	(1,648)
Net Earnings	$97,431	$94,569	$97,725

Basic earnings per common share:
Continuing operations	$4.87	$4.17	$4.23
Discontinued operations	(0.02)	(0.04)	(0.07)
Net earnings	$4.85	$4.13	$4.16
Diluted earnings per common share:
Continuing operations	$4.85	$4.15	$4.19
Discontinued operations	(0.02)	(0.04)	(0.07)
Net earnings	$4.83	$4.11	$4.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2017	2016	2015
Net earnings	$97,431	$94,569	$97,725
Other comprehensive income (loss):
Pension liability adjustment net of tax of $2.4 million,
$6.3 million and $4.0 million for 2017, 2016 and
2015, respectively	3,618	9,756	(6,343)
Postretirement liability adjustment net of tax of $0.4
million for all periods	(674)	666	(644)
Foreign currency translation adjustments	(11,623)	(12,459)	(16,822)
Total other comprehensive loss	(8,679)	(2,037)	(23,809)
Comprehensive Income	$88,752	$92,532	$73,916

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$97,431	$94,569	$97,725
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	75,768	79,011	74,326
Amortization of deferred note expense and debt discount	839	820	692
Deferred income taxes	5,394	(2,125)	5,212
Provision for accounts receivable	442	637	390
Indemnification asset write-off	—	—	7,050
Impairment of long-lived assets	6,409	3,125	1,890
Restricted stock expense	13,481	13,758	13,392
Provision for discontinued operations	701	1,333	2,711
Gain on sale of Lids Team Sports	(2,404)	(4,685)	—
Gain on sale of SureGrip Footwear	(12,297)	—	—
Loss on pension buyout	2,456	—	—
Tax benefit of stock options and restricted stock	(313)	(150)	(3,061)
Other	1,599	3,708	894
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	1,362	(6,669)	(1,325)
Inventories	(45,396)	27,827	(30,955)
Prepaids and other current assets	(2,258)	(8,879)	179
Accounts payable	24,527	2,505	27,646
Other accrued liabilities	(16,302)	(70,890)	52,694
Other assets and liabilities	10,062	11,223	(59,696)
Net cash provided by operating activities	161,501	145,118	189,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93,970)	(100,652)	(103,111)
Acquisitions, net of cash acquired	(22)	(35,063)	(34,918)
Proceeds from asset sales and sale of businesses	23,053	59,915	336
Net cash used in investing activities	(70,939)	(75,800)	(137,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(6,591)	(24,920)	(31,583)
Proceeds from issuance of long-term debt	—	27,417	26,253
Borrowings under revolving credit facility	340,920	401,276	280,950
Payments on revolving credit facility	(357,685)	(311,067)	(280,950)
Tax benefit of stock options and restricted stock	313	150	3,061
Shares repurchased	(140,499)	(137,648)	(4,635)
Change in overdraft balances	(8,349)	(600)	3,489
Additions to deferred note cost	—	(655)	—
Exercise of stock options	1,018	1,442	2,009
Other	(3,594)	(2,950)	(43)
Net cash used in financing activities	(174,467)	(47,555)	(1,449)
Effect of foreign exchange rate fluctuations on cash	(1,082)	(1,342)	2,798
Net Increase (Decrease) in Cash and Cash Equivalents	(84,987)	20,421	53,420
Cash and cash equivalents at beginning of period	133,288	112,867	59,447
Cash and cash equivalents at end of period	$48,301	$133,288	$112,867
Net cash paid for:
Interest	$4,263	$3,408	$2,632
Income taxes	52,384	58,940	42,816

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 1, 2014	$1,305	$24,408	$190,568	$734,533	$(16,767)	$(17,857)	$1,933	$918,123
Net earnings	—	—	—	97,725	—	—	—	97,725
Other comprehensive loss	—	—	—	—	(23,809)	—	—	(23,809)
Exercise of stock options	—	69	1,749	—	—	—	—	1,818
Issue shares – Employee Stock Purchase Plan	—	3	188	—	—	—	—	191
Employee and non-employee restricted stock	—	—	13,392	—	—	—	—	13,392
Restricted stock issuance	—	202	(202)	—	—	—	—	—
Restricted shares withheld for taxes	—	(88)	88	(7,125)	—	—	—	(7,125)
Tax benefit of stock options and
restricted stock exercised	—	—	3,061	—	—	—	—	3,061
Shares repurchased	—	(65)	—	(4,570)	—	—	—	(4,635)
Other	(31)	(14)	44	—	—	—	—	(1)
Noncontrolling interest – gain	—	—	—	—	—	—	37	37
Balance January 31, 2015	1,274	24,515	208,888	820,563	(40,576)	(17,857)	1,970	998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and
restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	1,077	22,323	224,004	768,222	(42,613)	(17,857)	1,627	956,783
Net earnings		—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and
restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	$1,060	$20,354	$237,677	$731,111	$(51,292)	$(17,857)	$1,468	$922,521
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy, Underground by Journeys and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including journeys.com, journeyskidz.com, journeys.ca, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S. and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; and certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com, lidsclubhouse.com and neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at January 28, 2017, the Company operated 2,794 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph (An athletic team dealer business operating as Lids Team Sports was sold in the fourth quarter of Fiscal 2016.); (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2017, 2016 and 2015 were 52-week years with 364 days. Fiscal 2017 ended on January 28, 2017, Fiscal 2016 ended on January 30, 2016 and Fiscal 2015 ended on January 31, 2015.

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
The goodwill impairment test involves performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a two-step impairment test will not be performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step impairment test is performed. Alternatively, the Company may elect to bypass the qualitative assessment and proceed directly to the two-step impairment test, on a reporting unit level. The first step is a comparison of the fair value and carrying value of the business unit with which the goodwill is associated. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The Company believes the rate it used in its latest annual test, which was completed at the beginning of the fourth quarter, was consistent with the risks inherent in its business and with industry discount rates. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
During the quarter ended January 28, 2017, the Company voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from the last day of the fiscal year to the first day of the fourth fiscal quarter. This voluntary change is preferable under the circumstances as it aligns with the Company's five-year strategic planning cycle that is completed in early October. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

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

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2017, $0.8 million in Fiscal 2016 and $2.8 million in Fiscal 2015. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

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

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At January 28, 2017, the Company had a deferred tax valuation allowance of $4.3 million.

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

The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately 10 years.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $48.3 million and $133.3 million as of January 28, 2017 and January 30, 2016, respectively, of which approximately $22.9 million and $24.1 million was held by the Company's foreign subsidiaries as of January 28, 2017 and January 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at January 28, 2017 and January 30, 2016. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At January 28, 2017, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At January 28, 2017 and January 30, 2016, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $36.7 million and $45.0 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer each accounted for 15%, 13% and 10% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of January 28, 2017.

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

Depreciation expense related to property and equipment was approximately $74.9 million, $76.2 million and $71.0 million for Fiscal 2017, 2016 and 2015, respectively.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The Consolidated Balance Sheets include asset retirement obligations related to leases of $10.3 million and $10.6 million as of January 28, 2017 and January 30, 2016, respectively.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Consolidated Balance Sheets include goodwill of $181.6 million for the Lids Sports Group, $79.8 million for the Schuh Group and $9.8 million for Journeys Group at January 28, 2017, and $180.9 million for the Lids Sports Group, $90.3 million for the Schuh Group, $9.4 million for Journeys Group and $0.8 million for Licensed Brands at January 30, 2016. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually at the beginning of its fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired. During the quarter ended January 28, 2017, the Company voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from the last day of the fiscal year to the first day of the fourth fiscal quarter. This voluntary change is preferable under the circumstances as it aligns with the Company's five-year strategic planning cycle that is completed in early October.

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at January 28, 2017 and January 30, 2016 are:

In thousands	January 28, 2017		January 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$49,879	$50,396	$58,344	$58,480
UK Term Loans	19,230	19,541	28,603	28,901
UK Revolver Borrowings	13,796	13,956	24,818	24,630

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale and unallocated retail costs of distribution are included in selling and administrative expenses in the amounts of $6.2 million, $9.6 million and $9.1 million for Fiscal 2017, 2016 and 2015, respectively.

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

Gift card breakage is recognized in revenues each period. Gift card breakage recognized as revenue was $1.4 million, $1.2 million and $1.0 million for Fiscal 2017, 2016 and 2015, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $17.7 million and $16.9 million at January 28, 2017 and January 30, 2016, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $450.9 million, $432.9 million and $413.6 million for Fiscal 2017, 2016 and 2015, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $76.7 million, $73.7 million and $67.0 million for Fiscal 2017, 2016 and 2015, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.2 million at January 28, 2017 and $2.0 million at January 30, 2016.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.6 million, $3.4 million and $3.3 million for Fiscal 2017, 2016 and 2015, respectively. During Fiscal 2017, 2016 and 2015, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $8.5 million, $6.4 million and $4.1 million for Fiscal 2017, 2016 and 2015, respectively. During Fiscal 2017, 2016 and 2015, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net (gain) loss of $(1.2) million, $2.7 million and $2.4 million for Fiscal 2017, 2016 and 2015, respectively.

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

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at January 28, 2017 consisted of $9.4 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $1.6 million, net of tax, and a cumulative foreign currency translation adjustment of $40.3 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the year ended January 28, 2017:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 30, 2016	$(28,706)	$(13,907)	$(42,613)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(13,412)	—	(13,412)
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,789	—	1,789
Net actuarial gain	—	3,949	3,949
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	935	935
Income tax expense	—	1,940	1,940
Current period other comprehensive income (loss), net of tax	(11,623)	2,944	(8,679)
Balance January 28, 2017	$(40,329)	$(10,963)	$(51,292)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Consolidated Statements of Operations.

Business Segments
The Segment Reporting Topic of the Codification requires that companies disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

New Accounting Principles
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017. The Company will adopt ASU 2016-09 in the first quarter of Fiscal 2018.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. As of January 28, 2017, the Company has $21.2 million of current deferred tax assets that will be reclassed to noncurrent deferred tax assets on its Consolidated Balance Sheets. The Company is currently assessing which transition method will be adopted.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs". In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 required the Company to reclassify its deferred financing costs associated with its long-term debt from other noncurrent assets to long-term debt on a retrospective basis. The Company adopted these ASUs in the first quarter of Fiscal 2017. The $0.3 million in deferred financing costs related to the Company's term loans were reclassified to long-term debt from noncurrent assets as of January 30, 2016.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Based on an evaluation of the standard as a whole, the Company has identified catalog costs, customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method, and will provide updates in Fiscal 2018 related to the expected impact of adopting this standard.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 2
Acquisitions, Intangible Assets and Sale of Businesses

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group. During Fiscal 2015, the Company completed acquisitions of primarily small retail chains and one small wholesale business for a total purchase price of $34.9 million. The stores acquired in Fiscal 2015 are operated within the Lids Sports Group. The wholesale business acquired in Fiscal 2015 was operated within Lids Team Sports, which was sold on January 19, 2016.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Jan. 28, 2017	Jan. 30, 2016	Jan. 28, 2017	Jan. 30, 2016	Jan. 28, 2017	Jan. 30, 2016	Jan. 28, 2017	Jan. 30, 2016
Gross other intangibles	$14,625	$14,841	$1,958	$2,622	$2,009	$2,053	$18,592	$19,516
Accumulated amortization	(12,938)	(12,637)	(1,956)	(2,264)	(1,306)	(1,046)	(16,200)	(15,947)
Net Other Intangibles	$1,687	$2,204	$2	$358	$703	$1,007	$2,392	$3,569

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.9 million, $2.9 million and $3.3 million for Fiscal 2017, 2016 and 2015, respectively. The amortization of intangibles, including trademarks, will be $0.2 million and $0.1 million for Fiscal 2018 and 2019, respectively, and less than $0.1 million for Fiscal 2020, 2021 and 2022.

Sale of Businesses
On December 25, 2016, the Company completed the sale of all the stock of the Company's subsidiary, Keuka Footwear, Inc., that operates the SureGrip occupational, slip-resistant footwear business, operated within the Licensed Brands Group, to Shoes for Crews, LLC. The Company recognized a gain on the sale, in Fiscal 2017, estimated at $(12.3) million, net of transaction-related expenses before tax and subject to post-closing working capital adjustments.
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which has operated within its Lids Sports Group segment, to BSN Sports, LLC. The Company recognized a gain on the sale, in Fiscal 2016, estimated at $(4.7) million, net of transaction-related expenses before tax. In Fiscal 2017, the Company recognized an additional pretax gain of $(2.4) million on the sale of Lids Team Sports related to final working capital adjustments.
The sales of SureGrip Footwear and Lids Team Sports were not strategic shifts that will have a major effect on operations and financial results, and therefore the businesses were not presented as discontinued operations in the Company's Consolidated Financial Statements.

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

The Company recorded a pretax gain to earnings of $(0.8) million in Fiscal 2017, including a gain of $(8.9) million for network intrusion expenses as a result of a litigation settlement and a gain of $(0.7) million for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million for pension settlement expense.

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
Discontinued Operations
In Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded an additional charge to earnings of $0.7 million ($0.4 million net of tax), $1.3 million ($0.8 million net of tax) and $2.7 million ($1.6 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance February 1, 2014	$11,375
Additional provision Fiscal 2015	2,711
Charges and adjustments, net	673
Balance January 31, 2015	14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016	15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017*	5,043
Current provision for discontinued operations	3,330
Total Noncurrent Provision for Discontinued Operations	$1,713

*Includes a $4.4 million environmental provision, including $3.3 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	January 28, 2017	January 30, 2016
Raw materials	$389	$469
Wholesale finished goods	61,575	58,773
Retail merchandise	501,713	470,516
Total Inventories	$563,677	$529,758

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of January 28, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of April 30, 2016	$694	$—	$—	$694	$3,436
Measured as of July 30, 2016	618	—	—	618	1,017
Measured as of October 29, 2016	480	—	—	480	579
Measured as of January 28, 2017	206	—	—	206	1,377
Total Asset Impairment Fiscal 2017					$6,409

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $6.4 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the twelve months ended January 28, 2017. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	January 28, 2017	January 30, 2016
U.S. Revolver borrowings	$49,879	$58,344
UK term loans	19,345	28,896
UK revolver borrowings	13,796	24,818
Deferred note expense on term loans	(115)	(293)
Total long-term debt	82,905	111,765
Current portion	9,175	14,182
Total Noncurrent Portion of Long-Term Debt	$73,730	$97,583

Long-term debt maturing during each of the next five years ending in January each year is $9.2 million, $51.4 million, $22.4 million, $0.0 million and $0.0 million, respectively.

The Company had $49.9 million of revolver borrowings outstanding under the Credit Facility at January 28, 2017, which includes $20.1 million (£16.0 million) related to Genesco (UK) Limited and $29.8 million (C$39.1 million) related to GCO Canada, and had $19.3 million (£15.4 million) in term loans outstanding and $13.8 million (£11.0 million) in revolver loans outstanding under the U.K. Credit Facilities (described below) at January 28, 2017. The Company had outstanding letters of credit of $11.2 million under the Credit Facility at January 28, 2017. These letters of credit support product purchases and lease and insurance indemnifications.
U. S. Credit Facility:

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

Deferred financing costs incurred of $3.1 million related to the Credit Facility were capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The material terms of the Credit Facility are as follows:

Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $400.0 million, including a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $40.0 million, a revolving credit subfacility for the benefit of GCO Canada, Inc. in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit, and revolving credit subfacility for the benefit of Genesco (UK) Limited in an aggregate

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

amount not to exceed $50.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian and UK facilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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

UK Sub-Facility:
(a) adjusted LIBOR plus the applicable margin, plus any mandating cost, if applicable

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the
Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $298.2 million at January 28,
2017. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at January 28, 2017.

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
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued
U.K. Credit Facility
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. The Facility A loan bears interest at LIBOR plus 1.8%per annum with quarterly payments through April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2%per annum and expires in September 2019.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at January 28, 2017. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

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
Rental expense under operating leases of continuing operations was:

In thousands	2017	2016	2015
Minimum rentals	$264,129	$255,083	$250,077
Contingent rentals	9,957	11,044	9,217
Sublease rentals	(1,863)	(825)	(852)
Total Rental Expense	$272,223	$265,302	$258,442

Note 7

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Commitments Under Long-Term Leases, Continued

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2018	$245,159
2019	215,230
2020	191,857
2021	172,763
2022	152,855
Later years	402,013
Total Minimum Rental Commitments	$1,379,877

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

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.4 million for both Fiscal 2017 and 2016, and deferred rent of $51.9 million and $48.0 million for Fiscal 2017 and 2016, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized	Number of Shares			Amounts in Thousands
Class		2017	2016	2015	2017	2016	2015
Employees’ Subordinated Convertible Preferred	5,000,000	37,646	38,196	44,836	1,129	1,146	1,345
Stated Value of Issued Shares					1,129	1,146	1,345
Employees’ Preferred Stock Purchase Accounts					(69)	(69)	(71)
Total Non-Redeemable Preferred Stock					$1,060	$1,077	$1,274

Subordinated Serial Preferred Stock:

The Company's charter permits the Board of Directors to issue Subordinated Serial Preferred Stock (3,000,000 shares, in aggregate, are authorized) in as many series, each with as many shares and such rights and preferences as the board may designate. The Company has shares authorized for $2.30 Series 1, $4.75 Series 3, $4.75 Series 4, Series 6 and $1.50 Subordinated Cumulative Preferred stocks in amounts of 64,368 shares, 40,449 shares, 53,764 shares, 800,000 shares and 5,000,000 shares, respectively. All of these preferred stocks were mandatorily redeemed by the Company in Fiscal 2014. As a result, there are no outstanding shares for any preferred issues of stock other than Employees' Subordinated Convertible Preferred stock shown in the table above.

Preferred Stock Transactions

In thousands	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance February 2, 2014	$1,382	$(77)	$1,305
Other stock conversions	(37)	6	(31)
Balance January 31, 2015	1,345	(71)	1,274
Other stock conversions	(199)	2	(197)
Balance January 30, 2016	1,146	(69)	1,077
Other stock conversions	(17)	—	(17)
Balance January 28, 2017	$1,129	$(69)	$1,060

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued

Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share. Each share of this issue of preferred stock is convertible into one share of common stock and has one vote per share.
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 28, 2017 – 20,354,272 shares; January 30, 2016 –22,322,799 shares. There were 488,464 shares held in treasury at January 28, 2017 and January 30, 2016. Each outstanding share is entitled to one vote. At January 28, 2017, common shares were reserved as follows: 37,646 shares for conversion of preferred stock and 2,556,824 shares for the 2009 Amended and Restated Stock Incentive Plan.

For the year ended January 31, 2017, 26,696 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $38.13, for a total of $1.0 million; 236,364 shares of common stock were issued as restricted shares as part of the Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan"); 23,252 shares were issued to directors in exchange for their services; 55,563 shares were withheld for taxes on restricted stock vested in Fiscal 2017; 43,998 shares of restricted stock were forfeited in Fiscal 2017; and 591 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 2,155,869 shares of common stock at an average weighted market price of $61.81 for a total of $133.3 million.

For the year ended January 30, 2016, 35,542 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $36.81, for a total of $1.3 million; 219,404 shares of common stock were issued as restricted shares as part of the 2009 Plan; 2,470 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan ("ESPP") at an average weighted market price of $54.22, for a total of $0.1 million; 19,769 shares were issued to directors in exchange for their services; 65,783 shares were withheld for taxes on restricted stock vested in Fiscal 2016; 27,221 shares of restricted stock were forfeited in Fiscal 2016; and 6,640 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 2,383,384 shares of common stock at an average weighted market price of $60.79 for a total of $144.9 million.

For the year ended January 31, 2015, 68,616 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $26.49, for a total of $1.8 million; 185,416 shares of common stock were issued as restricted shares as part of the 2009 Plan; 2,688 shares of common stock were issued for the purchase of shares under the ESPP at an average weighted market price of $71.01, for a total of $0.2 million; 16,396 shares were issued to directors in exchange for their services; 88,003 shares were withheld for taxes on restricted stock vested in Fiscal 2015; 13,999 shares of restricted stock were forfeited in Fiscal 2015; and 1,233 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 64,709 shares of common stock at an average weighted market price of $71.63 for a total of $4.6 million.

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

The Company’s Credit Facility prohibits the payment of dividends and other restricted payments unless as of the date of the making of any Restricted Payment (as defined in the Credit Facility) or consummation of any Acquisition (as defined in the Credit Facility) , (a) no Default (as defined in the Credit Facility)or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment or Acquisition, and (b) either (i) the Borrowers (as defined in the Credit Facility)have pro forma projected Excess Availability for the following six month period equal to or greater than 25% of the Loan Cap, after giving pro forma effect to such Restricted Payment or Acquisition, or (ii) (A) the Borrowers have pro forma projected Excess Availability for the following six month period of less than 25% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro forma basis for the twelve months preceding such Restricted Payment or Acquisition, will be equal to or greater than 1.0:1.0, and (c) after giving effect to such Restricted Payment or Acquisition, the Company and the other Borrowers under the Credit Facility are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the Company may make cash dividends on preferred stock up to $0.5 million in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2017. The Company’s UK Credit Facility prohibits the payment of any dividends by Schuh or its subsidiaries to the Company.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Employees’ Preferred Stock
Issued at February 1, 2014	24,407,724	46,069
Exercise of options	68,616	—
Issue restricted stock	185,416	—
Issue shares—Employee Stock Purchase Plan	2,688	—
Shares repurchased	(64,709)	—
Other	(84,373)	(1,233)
Issued at January 31, 2015	24,515,362	44,836
Exercise of options	35,542	—
Issue restricted stock	219,404	—
Issue shares—Employee Stock Purchase Plan	2,470	—
Shares repurchased	(2,383,384)	—
Other	(66,595)	(6,640)
Issued at January 30, 2016	22,322,799	38,196
Exercise of options	26,696	—
Issue restricted stock	236,364	—
Shares repurchased	(2,155,869)	—
Other	(75,718)	(550)
Issued at January 28, 2017	20,354,272	37,646
Less shares repurchased and held in treasury	488,464	—
Outstanding at January 28, 2017	19,865,808	37,646

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

In thousands	2017	2016	2015
United States	$129,819	$136,178	$150,682
Foreign	21,595	15,355	6,307
Total Earnings from Continuing Operations before Income Taxes	$151,414	$151,533	$156,989

Income tax expense from continuing operations is comprised of the following:

In thousands	2017	2016	2015
Current
U.S. federal	$36,998	$46,515	$43,146
International	5,245	3,542	292
State	5,918	8,220	8,966
Total Current Income Tax Expense	48,161	58,277	52,404
Deferred
U.S. federal	2,980	(1,249)	4,422
International	1,182	868	636
State	1,232	(1,744)	154
Total Deferred Income Tax Expense (Benefit)	5,394	(2,125)	5,212
Total Income Tax Expense – Continuing Operations	$53,555	$56,152	$57,616

Discontinued operations were recorded net of income tax expense (benefit) of approximately $(0.3) million, $(0.5) million and $(1.1) million in Fiscal 2017, 2016 and 2015, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2017, 2016 and 2015, the Company realized an additional income tax benefit of approximately $0.3 million, $0.2 million and $3.1 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	January 28,	January 30,
In thousands	2017	2016
Identified intangibles	$(31,079)	$(29,763)
Prepaids	(3,274)	(3,390)
Convertible bonds	(1,196)	(1,799)
Tax over book depreciation	(3,014)	—
Total deferred tax liabilities	(38,563)	(34,952)
Options	—	101
Deferred rent	5,488	5,119
Pensions	3,396	4,409
Expense accruals	10,413	9,577
Uniform capitalization costs	16,361	14,644
Book over tax depreciation	—	9,778
Provisions for discontinued operations and restructurings	2,179	6,111
Inventory valuation	3,728	3,954
Tax net operating loss and credit carryforwards	2,450	2,493
Allowances for bad debts and notes	491	378
Deferred compensation and restricted stock	7,147	6,706
Other	4,458	3,825
Gross deferred tax assets	56,111	67,095
Deferred tax asset valuation allowance	(4,305)	(3,352)
Deferred tax asset net of valuation allowance	51,806	63,743
Net Deferred Tax Assets	$13,243	$28,791
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2017	2016
Net current asset	$21,194	$28,965
Net non-current asset	85	959
Net non-current liability	(8,036)	(1,133)
Net Deferred Tax Assets	$13,243	$28,791

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2017	2016	2015
U. S. federal statutory rate of tax	35.00%	35.00%	35.00%
State taxes (net of federal tax benefit)	3.46	2.82	3.80
Foreign rate differential	(2.93)	(2.60)	(1.56)
Change in valuation allowance	0.88	(0.58)	0.57
Permanent items	1.11	2.19	2.13
Uncertain federal, state and foreign tax positions	(0.90)	1.23	(3.06)
Other	(1.25)	(1.00)	(0.18)
Effective Tax Rate	35.37%	37.06%	36.70%

The provision for income taxes resulted in an effective tax rate for continuing operations of 35.37% for Fiscal 2017, compared with an effective tax rate of 37.06% for Fiscal 2016. The tax rate for Fiscal 2017 was lower primarily due to the release of tax reserves.

As of January 28, 2017, January 30, 2016 and January 31, 2015, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $0.0 million, $1.0 million and $1.2 million, respectively, which expire in fiscal years 2025 through 2030. The reduction of the federal net operating loss carryforward for Fiscal 2017 resulted from the SureGrip Footwear sale on December 25, 2016.

As of January 28, 2017, January 30, 2016 and January 31, 2015, the Company had state net operating loss carryforwards of $0.4 million, $0.5 million and $0.0 million, respectively, which expire in fiscal years 2020 through 2037.

As of January 28, 2017, January 30, 2016 and January 31, 2015, the Company had state tax credits of $0.4 million, $0.6 million and $0.4 million, respectively. These credits expire in fiscal years 2018 through 2024.

As of January 28, 2017, January 30, 2016 and January 31, 2015, the Company had foreign net operating loss carryforwards of $7.3 million, $7.4 million and $6.8 million, respectively, which have no expiration.

As of January 28, 2017, the Company has provided a valuation allowance of approximately $4.3 million on deferred tax assets associated primarily with foreign fixed assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $0.9 million net increase in the valuation allowance during Fiscal 2017 from the $3.4 million provided for as of January 30, 2016 relates to increases of $0.8 million in foreign net operating losses and increases of $0.1 million in fixed asset-related deferred tax assets that will likely never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

As of January 28, 2017, the Company has not provided for withholding or United States federal income taxes on approximately $64.4 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be indefinitely reinvested. If these undistributed earnings were not considered to be indefinitely reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. The determination of the amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.
The methodology in the Income Tax Topic of the Codification prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2017, 2016 and 2015.

In thousands	2017	2016	2015
Unrecognized Tax Benefit – Beginning of Period	$14,639	$3,997	$10,960
Gross Increases (Decreases) – Tax Positions in a Prior Period	(7,585)	9,328	231
Gross Increases (Decreases) – Tax Positions in a Current Period	491	1,403	(287)
Settlements	(742)	—	—
Lapse of Statutes of Limitations	(1,181)	(89)	(6,907)
Unrecognized Tax Benefit – End of Period	$5,622	$14,639	$3,997

The amount of unrecognized tax benefits as of January 28, 2017, January 30, 2016 and January 31, 2015 which would impact the annual effective rate if recognized were $2.5 million, $3.9 million and $2.7 million, respectively. The amount of unrecognized tax benefits may change during the next twelve months but the Company does not believe the change, if any, will be material to the Company's consolidated financial position or results of operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $0.8 million benefit and $0.0 million benefit, respectively, during Fiscal 2017, $0.6 million expense and $0.0 million benefit, respectively, during Fiscal 2016 and $(0.1) million and $0.0 million benefit, respectively, during Fiscal 2015. The Company recognized a liability for accrued interest and penalties of $0.6 million and $0.1 million, respectively, as of January 28, 2017, $1.5 million and $0.1 million, respectively, as of January 30, 2016 and $0.8 million and $0.1 million, respectively, as of January 31, 2015. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Income tax reserves are determined using the methodology required by the Income Tax Topic of the Codification.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's state and local income tax returns for fiscal years ended February 1, 2014 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. The Company's US federal income tax return for the fiscal years ended January 31, 2015 and beyond remain subject to examination.

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

In June 2016, the Company's board of directors authorized an offer to vested former employees and active employees over the age of 62 in the Company's defined benefits pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company made the buyout offer in the third quarter of Fiscal 2017, and completed it in the fourth quarter of Fiscal 2017. The Company incurred a one-time charge to earnings of $2.5 million in the fourth quarter of Fiscal 2017 in connection with the pension plan buyout.

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
Obligations and Funded Status
The measurement date of the assets and liabilities for the defined benefit pension plan and postretirement medical and life insurance plans is the month-end date that is closest to the Company's fiscal year end.
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2017	2016	2017	2016
Benefit obligation at beginning of year	$100,290	$125,764	$6,826	$6,886
Service cost	550	450	704	821
Interest cost	4,118	4,263	286	245
Plan participants’ contributions	—	—	158	124
Plan settlements	(13,862)	—	—	—
Curtailment gain	—	—	—	(755)
Benefits paid	(8,308)	(8,841)	(257)	(341)
Actuarial (gain) loss	4,159	(21,346)	1,226	(154)
Benefit Obligation at End of Year	$86,947	$100,290	$8,943	$6,826
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$90,333	$103,580	$—	$—
Actual gain (loss) on plan assets	12,531	(4,406)	—	—
Plan settlements	(13,874)	—	—	—
Employer contributions	—	—	99	217
Plan participants’ contributions	—	—	158	124
Benefits paid	(8,308)	(8,841)	(257)	(341)
Fair Value of Plan Assets at End of Year	$80,682	$90,333	—	—
Funded Status at End of Year	$(6,265)	$(9,957)	$(8,943)	$(6,826)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2017	2016	2017	2016
Current liabilities	$—	$—	$(343)	$(274)
Noncurrent liabilities	(6,265)	(9,957)	(8,600)	(6,552)
Net Amount Recognized	$(6,265)	$(9,957)	$(8,943)	$(6,826)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2017	2016	2017	2016
Net loss	$15,430	$21,415	$2,518	$1,417
Total Recognized in Accumulated Other Comprehensive Loss	$15,430	$21,415	$2,518	$1,417

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	January 28, 2017	January 30, 2016
Projected benefit obligation	$86,947	$100,290
Accumulated benefit obligation	86,947	100,290
Fair value of plan assets	80,682	90,333
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2017	2016	2015	2017	2016	2015
Service cost	$550	$450	$450	$704	$821	$526
Interest cost	4,118	4,263	4,664	286	245	226
Expected return on plan assets	(5,641)	(5,785)	(6,069)	—	—	—
Settlement loss recognized	2,456	—	—	—	—	—
Amortization:
Prior service cost	—	—	—	—	—	—
Losses	810	4,948	3,546	125	189	102
Net amortization	$810	$4,948	$3,546	$125	$189	$102
Net Periodic Benefit Cost	$2,293	$3,876	$2,591	$1,115	$1,255	$854

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2017	2017
Net (gain) loss	$(2,729)	$1,226
Amortization of net actuarial loss	(3,256)	(125)
Total Recognized in Other Comprehensive Income	$(5,985)	$1,101
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(3,692)	$2,216

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

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.95%	4.30%	3.98%	4.04%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2017 and 2016, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.

The decrease in the discount rate for Fiscal 2017 increased the accumulated benefit obligation by $3.2 million and increased the projected benefit obligation by $3.2 million. The increase in the discount rate for Fiscal 2016 decreased the accumulated benefit obligation by $7.5 million and decreased the projected benefit obligation by $7.5 million.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.30%	3.55%	4.40%	4.04%	3.31%	4.40%
Expected long-term rate of return on plan assets	6.35%	6.35%	6.75%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

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
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Assumed health care cost trend rates

	2017	2016
Health care cost trend rate assumed for next year	8.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2027	2021
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$142	$237
Accumulated postretirement benefit obligation	$1,427	$1,169
Plan Assets
The Company’s pension plan weighted average asset allocations as of January 28, 2017 and January 30, 2016, by asset category are as follows:

	Plan Assets
	January 28, 2017	January 30, 2016
Asset Category
Equity securities	65%	64%
Debt securities	35%	36%
Total	100%	100%

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

At January 28, 2017 and January 30, 2016, there were no Company related assets in the plan.
Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded.

The following tables present the pension plan assets by level within the fair value hierarchy as of January 28, 2017 and January 30, 2016.

January 28, 2017 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$10,367	$—	$—	$10,367
U.S. securities	42,041	—	—	42,041
Fixed Income Securities	27,987	—	—	27,987
Other:
Cash Equivalents	426	—	—	426
Other (includes receivables and payables)	(139)	—	—	(139)
Total Pension Plan Assets	$80,682	$—	$—	$80,682

January 30, 2016 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International securities	$11,464	$—	$—	$11,464
U.S. securities	46,012	—	—	46,012
Fixed Income Securities	32,573	—	—	32,573
Other:
Cash Equivalents	291	—	—	291
Other (includes receivables and payables)	(7)	—	—	(7)
Total Pension Plan Assets	$90,333	$—	$—	$90,333
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2017 and no plan assets are projected to be returned to the Company in Fiscal 2018.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Contributions
There was no Employee Retirement Income Security Act of 1974, as amended ("ERISA") cash requirement for the plan in 2016 and none is projected to be required in 2017. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2017	$7.3	$0.3
2018	7.2	0.4
2019	7.0	0.4
2020	6.8	0.4
2021	6.6	0.5
2022 – 2026	30.0	2.4
Section 401(k) Savings Plan
The Company has a Section 401(k) Savings Plan available to employees who have completed one full year of service and are age 21 or older.

Since January 1, 2005, the Company has matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for the Company’s cash balance retirement plan before it was frozen, the Company annually makes an additional contribution of 2 1/2 % of salary to each employee’s account. In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $5.5 million for Fiscal 2017, $6.0 million for Fiscal 2016 and $5.5 million for Fiscal 2015.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended January 28, 2017			For the Year Ended January 30, 2016			For the Year Ended January 31, 2015
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$97,859			$95,381			$99,373
Basic EPS from continuing operations
Income from continuing operations available to common shareholders	97,859	20,076	$4.87	95,381	22,880	$4.17	99,373	23,507	$4.23
Effect of Dilutive Securities from continuing operations
Options and restricted stock		58			76			155
Employees’ preferred stock(1)		38			44			46
Diluted EPS from continuing operations
Income from continuing operations available to common shareholders plus assumed conversions	$97,859	20,172	$4.85	$95,381	23,000	$4.15	$99,373	23,708	$4.19

(1)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted.

There were no outstanding options to purchase shares of common stock at the end of Fiscal 2017. All outstanding options to purchase shares of common stock at the end of Fiscal 2016 and 2015 were included in the computation of diluted earnings per share because the impact of doing so was dilutive.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017. The Company has repurchased 275,300 shares in the first quarter of Fiscal 2018, through March 24, 2017, at a cost of $16.2 million. The Company has $24.0 million remaining as of March 24, 2017 under its current $100.0 million share repurchase authorization. The Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016. The Company repurchased 64,709 shares at a cost of $4.6 million during Fiscal 2015.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of January 28, 2017, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by the Compensation – Stock Compensation Topic of the Codification.

Stock Incentive Plans
The Company has two stock incentive plans. Under the 2009 Plan, effective as of June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.6 million shares of common stock. Under the 2005 Equity Incentive Plan (the “2005 Plan”), effective as of June 23, 2005, the Company was permitted to grant options, restricted shares and other stock-based awards to its employees and consultants as well as directors for up to 2.5 million shares of common stock. There will be no future awards under the 2005 Plan. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options granted under both plans primarily vest 25% per year over four years.

For Fiscal 2017, 2016 and 2015, the Company did not recognize any stock option related share-based compensation for its stock incentive plans as all such amounts were fully recognized in earlier periods. The Company did not capitalize any share-based compensation cost.

The Compensation—Stock Compensation Topic of the Codification requires that the cash flows resulting from tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) be classified as financing cash flows. Accordingly, the Company classified excess tax benefits of $0.3 million, $0.2 million and $3.1 million as financing cash inflows rather than as operating cash inflows on its Consolidated Statement of Cash Flows for Fiscal 2017, 2016 and 2015, respectively.

The Company did not grant any stock options in Fiscal 2017, 2016 or 2015.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of stock option activity and changes for Fiscal 2017, 2016 and 2015 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, February 1, 2014	130,854	$31.67
Granted	—	—
Exercised	(68,616)	26.49
Forfeited	—	—
Outstanding, January 31, 2015	62,238	$37.38
Granted	—	—
Exercised	(35,542)	36.81
Forfeited	—	—
Outstanding, January 30, 2016	26,696	$38.13
Granted	—	—
Exercised	(26,696)	38.13
Forfeited	—	—
Outstanding, January 28, 2017	—	$—	—	$—
Exercisable, January 28, 2017	—	$—	—	$—

(1) Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2017, 2016 and 2015 was $0.7 million, $0.9 million and $3.4 million, respectively.

As of January 28, 2017, the Company does not have any nonvested options under its stock incentive plans.

As of January 28, 2017, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2017, 2016 and 2015 was $1.0 million, $1.3 million and $1.8 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2017, 2016 and 2015. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The Board of Directors also approved a grant of 760 additional shares in Fiscal 2017 to two newly elected directors on the annual meeting date in Fiscal 2017 on the same terms as the Fiscal 2017 grant to all

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

independent directors. In all cases, the director is restricted from selling, transferring,pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board. The Fiscal 2017, 2016 and 2015 grants were valued at $97,500 for each year, per director based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2017, 2016 and 2015, the Company issued 13,734 shares, 12,978 shares and 11,592 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permits an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. For Fiscal 2017, 2016 and 2015, the Company issued 8,758 shares, 6,791 shares and 4,804 shares, respectively, of Retainer Stock.

For Fiscal 2017, 2016 and 2015, the Company recognized $1.4 million, $1.4 million and $1.1 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 236,364 shares, 219,404 shares and 185,416 shares of employee restricted stock in Fiscal 2017, 2016 and 2015, respectively. Shares of employee restricted stock issued in Fiscal 2017, 2016 and 2015 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, the Company issued 2,523 restricted stock units to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.1 million, $12.4 million and $12.3 million for Fiscal 2017, 2016 and 2015, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its employee restricted stock as of January 28, 2017 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 1, 2014	581,274	$52.21
Granted	185,416	80.85
Vested	(177,694)	44.77
Withheld for federal taxes	(88,003)	45.27
Forfeited	(13,999)	65.71
Nonvested at January 31, 2015	486,994	66.70
Granted	219,404	66.43
Vested	(141,795)	60.08
Withheld for federal taxes	(65,783)	60.62
Forfeited	(27,221)	69.31
Nonvested at January 30, 2016	471,599	69.26
Granted	236,364	65.99
Vested	(125,347)	67.23
Withheld for federal taxes	(55,563)	67.52
Forfeited	(43,051)	70.60
Nonvested at January 28, 2017	484,002	$68.27

As of January 28, 2017, there was $25.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.79 years.
Employee Stock Purchase Plan
The Company ended the ESPP in Fiscal 2016. The shares issued under the ESPP for Fiscal 2016 were the last shares issued under the ESPP. Under the ESPP, the Company was authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary was less than $90,000. Under the ESPP, the Company sold 2,470 shares and 2,688 shares to employees in Fiscal 2016 and 2015, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study (“RIFS”) and implementing an interim remedial measure (“IRM”) with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The United States Environmental Protection Agency (“EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires the Company to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to the Company estimated at $1.7 million to $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

The Village additionally asserted that the Company is liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against the Company and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it.

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million. The Company's environmental insurance carrier has agreed to reimburse the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $4.4 million as of January 28, 2017, $14.5 million as of January 30, 2016 and $14.1 million as of January 31, 2015. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at January 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2017, $0.8 million in Fiscal 2016 and $2.8 million in Fiscal 2015. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

Other Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S district Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act and Ohio wages and hours leave including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. The Company disputes the material allegations in the complaint and intends to defend the matter.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information

During Fiscal 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Underground by Journeys retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, and certain e-commerce operations (an athletic team dealer business operating as Lids Team Sports was sold in the fourth quarter of Fiscal 2016); (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear which was sold in the fourth quarter of Fiscal 2017; G. H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2017
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,646	$372,872	$847,510	$289,324	$107,210	$617	$2,869,179
Intercompany sales	—	—	—	—	(838)	—	(838)
Net sales to external customers	$1,251,646	$372,872	$847,510	$289,324	$106,372	$617	$2,868,341
Segment operating income (loss)	$85,875	$20,530	$41,563	$19,682	$4,566	$(31,058)	$141,158
Asset Impairments and other*	—	—	—	—	—	802	802
Earnings (loss) from operations	85,875	20,530	41,563	19,682	4,566	(30,256)	141,960
Gain on sale of SureGrip Footwear	—	—	—	—	—	12,297	12,297
Gain on sale of Lids Team Sports	—	—	—	—	—	2,404	2,404
Interest expense	—	—	—	—	—	(5,294)	(5,294)
Interest income	—	—	—	—	—	47	47
Earnings (loss) from continuing operations before income taxes	$85,875	$20,530	$41,563	$19,682	$4,566	$(20,802)	$151,414

Total assets**	$404,773	$214,886	$519,912	$126,559	$40,357	$142,419	$1,448,906
Depreciation and amortization	24,235	14,003	26,533	5,987	995	4,015	75,768
Capital expenditures	50,259	11,236	21,123	9,221	760	1,371	93,970

 *Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses as a result of a litigation settlement and a $(0.7) million gain for other legal matters, partially offset by a $6.4 million charge for asset impairments, of which $5.1 million is in the Lids Sports Group, $0.8 million is in the Schuh Group and $0.5 million is in the Journeys Group and a $2.5 million charge for pension settlement expenses.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $181.6 million, $79.8 million and $9.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased $0.7 million and $0.4 million, respectively, due to foreign currency translation adjustments. Goodwill for Schuh Group decreased by $10.5 million due to foreign currency translation adjustments. Goodwill for Licensed Brands decreased $0.8 million due to the sale of SureGrip Footwear in the fourth quarter of Fiscal 2017. Of the Company's $330.6 million of long-lived assets, $54.3 million and $21.0 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2016
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,637	$405,674	$976,372	$278,681	$110,655	$912	$3,023,931
Intercompany sales	—	—	(868)	—	(829)	—	(1,697)
Net sales to external customers	$1,251,637	$405,674	$975,504	$278,681	$109,826	$912	$3,022,234
Segment operating income (loss)	$126,248	$19,124	$17,040	$17,761	$9,236	$(30,265)	$159,144
Asset Impairments and other*	—	—	—	—	—	(7,893)	(7,893)
Earnings (loss) from operations	126,248	19,124	17,040	17,761	9,236	(38,158)	151,251
Gain on sale of Lids Team Sports	—	—	—	—	—	4,685	4,685
Interest expense	—	—	—	—	—	(4,414)	(4,414)
Interest income	—	—	—	—	—	11	11
Earnings (loss) from continuing operations before income taxes	$126,248	$19,124	$17,040	$17,761	$9,236	$(37,876)	$151,533
Total assets**	$349,021	$241,924	$517,284	$118,913	$50,718	$263,330	$1,541,190
Depreciation and amortization	22,504	14,814	30,196	5,677	911	4,909	79,011
Capital expenditures	33,251	19,065	37,396	7,796	774	2,370	100,652

 *Asset Impairments and other includes a $3.1 million charge for asset impairments, of which $2.7 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, a $2.5 million charge for asset write-downs, a $2.2 million charge for network intrusion expenses and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $180.9 million, $90.3 million, $9.4 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group decreased $19.2 million due to the sale of Lids Team Sports in the fourth quarter of Fiscal 2016. Goodwill for Schuh Group decreased by $5.7 million due to foreign currency translation adjustment. Goodwill for Journeys Group increased $9.4 million due to the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016. Of the Company's $323.3 million of long-lived assets, $64.7 million and $18.3 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2015
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,179,476	$406,947	$903,451	$259,675	$110,896	$970	$2,861,415
Intercompany sales	—	—	(790)	—	(781)	—	(1,571)
Net sales to external customers	$1,179,476	$406,947	$902,661	$259,675	$110,115	$970	$2,859,844
Segment operating income (loss)	$114,784	$10,110	$48,970	$14,856	$10,459	$(29,632)	$169,547
Asset Impairments and other*	—	—	—	—	—	(2,281)	(2,281)
Earnings (loss) from operations	114,784	10,110	48,970	14,856	10,459	(31,913)	167,266
Indemnification asset write-off	—	—	—	—	—	(7,050)	(7,050)
Interest expense	—	—	—	—	—	(3,337)	(3,337)
Interest income	—	—	—	—	—	110	110
Earnings (loss) from continuing operations before income taxes	$114,784	$10,110	$48,970	$14,856	$10,459	$(42,190)	$156,989
Total assets**	$292,536	$246,570	$660,833	$109,791	$47,066	$226,094	$1,582,890
Depreciation and amortization	20,785	14,114	29,711	4,935	725	4,056	74,326
Capital expenditures	26,180	21,382	43,013	8,196	979	3,361	103,111

*Asset Impairments and other includes a $1.9 million charge for asset impairments, of which $1.7 million is in the Lids Sports Group and $0.2 million is in the Johnston & Murphy Group, a $3.1 million charge for network intrusion expenses and a $0.7 million charge for other legal matters, partially offset by a gain of $(3.4) million on a lease termination of a Lids store.

**Total assets for the Lids Sports Group, Schuh Group and Licensed Brands include $200.1 million, $96.0 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group includes $17.7 million of additions in Fiscal 2015 resulting from several small acquisitions and the Schuh Group goodwill decreased by $8.9 million due to foreign currency translation adjustment. Of the Company's $305.8 million of long-lived assets, $63.9 million and $14.6 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2017		2016		2017		2016		2017		2016		2017		2016		2017	2016
Net sales	$648,793		$660,597		$625,557		$655,525		$710,822		$773,898		$883,169		$932,214		$2,868,341	$3,022,234
Gross margin	329,697		326,333		314,737		320,091		355,635		373,886		417,457		423,156		1,417,526	1,443,466
Earnings from continuing operations before income taxes	16,760	(1)	15,609	(3)	21,199	(5)	11,568	(7)	38,860	(9)	50,720	(11)	74,595	(13)	73,636	(15)	151,414	151,533
Earnings from continuing operations	10,564		9,945		14,504		7,593		25,948		32,855		46,843		44,988		97,859	95,381
Net earnings	10,410	(2)	9,878	(4)	14,578	(6)	7,520	(8)	25,895	(10)	32,507	(12)	46,548	(14)	44,664	(16)	97,431	94,569
Diluted earnings per common share:
Continuing operations	0.50		0.42		0.72		0.32		1.30		1.43		2.40		2.07		4.85	4.15
Net earnings	0.50		0.42		0.72		0.32		1.30		1.42		2.39		2.06		4.83	4.11

(1)	Includes a net asset impairment and other charge of $3.5 million (see Note 3).

(2)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(3)	Includes a net asset impairment and other charge of $2.6 million (see Note 3).

(4)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(5)	Includes a net asset impairment and other credit of $(7.9) million (see Note 3) and a gain of $(2.5) million on the sale of Lids Team Sports (see Note 2).

(6)	Includes a gain of $(0.1) million, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net asset impairment and other charge of $1.2 million (see Note 3).

(8)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net asset impairment and other charge of $0.6 million (see Note 3).

(10)	Includes a loss of $0.0 million, net of tax, from discontinued operations (see Note 3).

(11)	Includes a net asset impairment and other charge of $0.2 million (see Note 3).

(12)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(13)
Includes a net asset impairment and other charge of $3.0 million (see Note 3) and a loss of $0.1 million on the sale of Lids Team Sports and a gain of $(12.3) million on the sale of SureGrip Footwear (see Note 2).

(14)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

(15)	Includes a net asset impairment and other charge of $3.9 million (see Note 3) and a gain of $(4.7) million on the sale of Lids Team Sports (see Note 2).

(16)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

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
Based on their evaluation as of January 28, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 28, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2017, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under Item 4A, “Executive Officers of the Registrant” in this report following Item 4, "Mine Safety Disclosures" of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2017, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2017, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 28, 2017 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	2,523	$—	2,556,824
Equity compensation plans not approved by security holders	—	—	—
Total	2,523	$—	2,556,824

(1)	Restricted stock units issued to certain employees at no cost.

(2)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies–Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2017, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 22, 2017, to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, January 28, 2017 and January 30, 2016
Consolidated Statements of Operations, each of the three fiscal years ended 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2017, 2016 and 2015
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2017, 2016 and 2015
Consolidated Statements of Equity, each of the three fiscal years ended 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2017, 2016 and 2015
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 114.
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

e.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083)
f.	Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 (File No. 1-3083).
g.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
h.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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

q.
Transition Agreement dated as of February 23, 2016 between the Company and Kenneth Kocher. Incorporated by reference to Exhibit (10)q to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 1-3083).

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

ITEM 16, FORM 10-K SUMMARY
None.

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
of our reports dated March 29, 2017, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 28, 2017.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 29, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn

Mimi Eckel Vaughn
Senior Vice President – Finance and
Chief Financial Officer
Date: March 29, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2017.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director
(Principal Executive Officer)
/s/Mimi Eckel Vaughn	Senior Vice President – Finance and
Mimi Eckel Vaughn	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams	(Principal Accounting Officer)

Directors:

Joanna Barsh*	Thurgood Marshall, Jr. *

Leonard L. Berry *	Kathleen Mason *

James W. Bradford*	Kevin P. McDermott*

Matthew C. Diamond *	David M. Tehle*

Marty G. Dickens *

*By	/s/Roger G. Sisson
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
January 28, 2017

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended January 28, 2017

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,960	$442	$(329)	$3,073
Markdown Reserves (1)	$11,632	$3,322	$(2,088)	$12,866
Year Ended January 30, 2016

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,191	$637	$(1,868)	$2,960
Markdown Reserves (1)	$10,246	$6,560	$(5,174)	$11,632
Year Ended January 31, 2015

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Reserves deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,420	$390	$(619)	$4,191
Markdown Reserves (1)	$5,369	$6,000	$(1,123)	$10,246

(1) Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the reserve and the Reductions column represents decreases to the reserve based on quarterly assessments of the reserve, except for Fiscal 2016, which also reflects $4.7 million write-off of Lids Team Sports markdown reserve due to its sale in January 2016.