Form 10-Q
period 2017-04-29
GENESCO INC
filed 2017-06-08
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended April 29, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 367-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company; or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 26, 2017, 19,593,781 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	April 29, 2017	January 28, 2017	April 30, 2016
Current Assets:
Cash and cash equivalents	$43,371	$48,301	$42,750
Accounts receivable, net of allowances of $3,764 at Apr. 29, 2017,
$3,073 at Jan. 28, 2017 and $3,312 at Apr. 30, 2016	54,314	43,525	52,813
Inventories	578,102	563,677	551,282
Prepaids and other current assets	63,899	61,470	59,966
Total current assets	739,686	716,973	706,811

Property and equipment:
Land	7,847	7,773	8,120
Buildings and building equipment	56,032	52,673	51,931
Computer hardware, software and equipment	188,793	179,926	184,875
Furniture and fixtures	208,920	211,833	211,243
Construction in progress	44,835	33,660	22,257
Improvements to leased property	369,265	366,186	361,566
Property and equipment, at cost	875,692	852,051	839,992
Accumulated depreciation	(533,082)	(521,440)	(518,924)
Property and equipment, net	342,610	330,611	321,068
Deferred income taxes	15,289	13,372	31,266
Goodwill	272,880	271,222	286,595
Trademarks, net of accumulated amortization of $5,563 at Apr. 29,
2017, $5,574 at Jan. 28, 2017 and $5,227 at Apr. 30, 2016	84,387	84,327	89,077
Other intangibles, net of accumulated amortization of $16,448 at
Apr. 29, 2017, $16,200 at Jan. 28, 2017 and $16,447 at Apr. 30, 2016	2,165	2,392	3,500
Other noncurrent assets	22,359	22,102	42,826
Total Assets	$1,479,376	$1,440,999	$1,481,143

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	April 29, 2017	January 28, 2017	April 30, 2016
Current Liabilities:
Accounts payable	$175,588	$170,751	$166,954
Accrued employee compensation	19,761	31,128	18,493
Accrued other taxes	18,400	23,101	17,554
Accrued income taxes	8,746	7,568	11,640
Current portion – long-term debt	1,617	9,175	14,631
Other accrued liabilities	65,424	64,333	70,296
Provision for discontinued operations	3,164	3,330	11,445
Total current liabilities	292,700	309,386	311,013
Long-term debt	136,390	73,730	101,273
Pension liability	6,094	6,265	9,660
Deferred rent and other long-term liabilities	129,617	127,384	149,281
Provision for discontinued operations	1,713	1,713	4,230
Total liabilities	566,514	518,478	575,457
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,059	1,060	1,073
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
April 29, 2017 – 20,082,245/19,593,781
January 28, 2017 – 20,354,272/19,865,808
April 30, 2016 – 21,226,056/20,737,592	20,082	20,354	21,226
Additional paid-in capital	241,023	237,677	227,372
Retained earnings	716,108	731,111	706,310
Accumulated other comprehensive loss	(48,947)	(51,292)	(33,862)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	911,468	921,053	904,262
Noncontrolling interest – non-redeemable	1,394	1,468	1,424
Total equity	912,862	922,521	905,686
Total Liabilities and Equity	$1,479,376	$1,440,999	$1,481,143

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$643,368	$648,793
Cost of sales	324,455	319,096
Selling and administrative expenses	316,000	308,243
Asset impairments and other, net	119	3,557
Earnings from operations	2,794	17,897
Interest expense, net:
Interest expense	1,177	1,163
Interest income	—	(26)
Total interest expense, net	1,177	1,137
Earnings from continuing operations before income taxes	1,617	16,760
Income tax expense	620	6,196
Earnings from continuing operations	997	10,564
Provision for discontinued operations, net	(112)	(154)
Net Earnings	$885	$10,410

Basic earnings per common share:
Continuing operations	$0.05	$0.51
Discontinued operations	0.00	(0.01)
Net earnings	$0.05	$0.50
Diluted earnings per common share:
Continuing operations	$0.05	$0.50
Discontinued operations	0.00	0.00
Net earnings	$0.05	$0.50

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net earnings	$885	$10,410
Other comprehensive income:
Pension liability adjustments, net of tax of $0.1 million for the three months ended April 29, 2017 and April 30, 2016	132	138
Postretirement liability adjustments, net of tax of $0.0 million for three months ended April 29, 2017 and April 30, 2016	23	15
Foreign currency translation adjustments	2,190	8,598
Total other comprehensive income	2,345	8,751
Comprehensive income	$3,230	$19,161

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$885	$10,410
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,616	18,814
Amortization of deferred note expense and debt discount	206	214
Deferred income taxes	(2,006)	(2,526)
Provision on accounts receivable	151	166
Impairment of long-lived assets	119	3,436
Restricted stock expense	3,348	3,286
Provision for discontinued operations	184	252
Other	(182)	631
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(12,402)	(5,206)
Inventories	(14,418)	(15,817)
Prepaids and other current assets	(2,218)	1,583
Accounts payable	4,699	23,199
Other accrued liabilities	(17,713)	(23,369)
Other assets and liabilities	1,749	3,492
Net cash provided by (used in) operating activities	(17,982)	18,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,326)	(17,357)
Proceeds from asset sales	211	—
Net cash used in investing activities	(30,115)	(17,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(8,018)	(1,920)
Borrowings under revolving credit facility	191,394	—
Payments on revolving credit facility	(128,413)	(747)
Share repurchases	(16,163)	(76,896)
Change in overdraft balances	2,998	(12,355)
Exercise of stock options	—	60
Other	1,357	(140)
Net cash provided by (used in) financing activities	43,155	(91,998)
Effect of foreign exchange rate fluctuations on cash	12	252
Net Decrease in Cash and Cash Equivalents	(4,930)	(90,538)
Cash and cash equivalents at beginning of period	48,301	133,288
Cash and cash equivalents at end of period	$43,371	$42,750
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$993	$798
Income taxes	2,276	13,122

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2016	$1,077	$22,323	$224,004	$768,222	$(42,613)	$(17,857)	$1,627	$956,783
Net earnings	—	—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	1,060	20,354	237,677	731,111	(51,292)	(17,857)	1,468	922,521
Net earnings		—	—	885	—	—	—	885
Other comprehensive income	—	—	—	—	2,345	—	—	2,345
Employee and non-employee restricted stock	—	—	3,348	—	—	—	—	3,348
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	(1)	3	(2)	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(74)	(74)
Balance April 29, 2017	$1,059	$20,082	$241,023	$716,108	$(48,947)	$(17,857)	$1,394	$912,862

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Basis of Presentation
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2018 ("Fiscal 2018") and of the fiscal year ended January 28, 2017 ("Fiscal 2017"). The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto for Fiscal 2017, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 29, 2017.

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com and catalogs, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com, lidsclubhouse.com and neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at April 29, 2017, the Company operated 2,756 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the three months ended April 29, 2017 and April 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, which was sold in

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $43.4 million, $48.3 million and $42.8 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively, of which approximately $6.8 million, $22.9 million and $1.2 million was held by the Company's foreign subsidiaries as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at April 29, 2017, January 28, 2017 and April 30, 2016. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At April 29, 2017, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At April 29, 2017, January 28, 2017 and April 30, 2016, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $39.7 million, $36.7 million and $32.7 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, two customers each accounted for 12% and one customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of April 29, 2017.

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $25.8 million, $25.4 million and $25.5 million at April 29, 2017, January 28, 2017 and April 30, 2016, respectively, and deferred

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

rent of $53.3 million, $51.9 million and $49.4 million, each at April 29, 2017, January 28, 2017 and April 30, 2016, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.6 million, $10.3 million and $11.0 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at April 29, 2017 and January 28, 2017 are as follows:

Fair Values
In thousands	April 29, 2017		January 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$108,973	$109,081	$49,879	$50,396
UK Term Loans	11,643	11,968	19,230	19,541
UK Revolver Borrowings	17,391	17,644	13,796	13,956

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.6 million for each of the first quarters of Fiscal 2018 and Fiscal 2017.

Gift Cards
Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.3 million and $0.2 million for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $16.2 million, $17.7 million and $15.8 million at April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $113.3 million and $111.2 million for the first quarters of Fiscal 2018 and Fiscal 2017, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $19.6 million and $16.7 million for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $1.1 million, $1.2 million and $1.6 million at April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.2 million and $1.0 million for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. During the first three months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.7 million and $1.3 million for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. During the first three months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.3 million for the first quarter Fiscal 2018 and a net gain of $(1.0) million for the first quarter of Fiscal 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at April 29, 2017 consisted of $9.3 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.5 million, net of tax, and a cumulative foreign currency translation adjustment of $38.1 million.

The following table summarizes the components of accumulated other comprehensive loss for the nine months ended April 29, 2017:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 28, 2017	$(40,329)	$(10,963)	$(51,292)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,246	—	3,246
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(1,056)	—	(1,056)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	254	254
Income tax expense	—	99	99
Current period other comprehensive income, net of tax	2,190	155	2,345
Balance April 29, 2017	$(38,139)	$(10,808)	$(48,947)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2018, and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASU 2016-09 in the first quarter of Fiscal 2018 and there was no material impact to the Consolidated Financial Statements and related disclosures in the first quarter of Fiscal 2018. However, if the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 in the first quarter of Fiscal 2018 under the retrospective approach and, as such, the Company reclassified $21.2 million and $28.6 million of deferred taxes from current to noncurrent on its Consolidated Balance Sheets as of January 28, 2017 and April 30, 2016, respectively.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted ASU 2015-11 in the first quarter of Fiscal 2018 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)". The standard requires the sponsors of benefit plans to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures. The

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

standard will require the Company to present the non-service pension costs as a component of expense below operating income.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Based on an evaluation of the standard as a whole, the Company has identified catalog costs, customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method, and will provide updates later in Fiscal 2018 related to the expected impact of adopting this standard.

Note 2
Intangible Assets

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Apr. 29, 2017	Jan. 28, 2017	Apr. 29, 2017	Jan. 28, 2017	Apr. 29, 2017	Jan. 28, 2017	Apr. 29, 2017	Jan. 28, 2017
Gross other intangibles	$14,612	$14,625	$1,998	$1,958	$2,003	$2,009	$18,613	$18,592
Accumulated amortization	(13,098)	(12,938)	(1,998)	(1,956)	(1,352)	(1,306)	(16,448)	(16,200)
Net Other Intangibles	$1,514	$1,687	$—	$2	$651	$703	$2,165	$2,392

*Includes non-compete agreements, vendor contract and backlog.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Intangible Assets, Continued

The amortization of intangibles, including trademarks, was $0.1 million and $0.3 million for the first quarters of Fiscal 2018 and 2017, respectively. The amortization of intangibles, including trademarks, is expected to be $0.2 million, $0.1 million, $0.0 million, $0.0 million and $0.0 million for Fiscal 2018, 2019, 2020, 2021 and 2022, respectively.

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

The Company recorded pretax charges of $0.1 million in the first quarter of Fiscal 2018 for retail store asset impairments.

The Company recorded pretax charges of $3.6 million in the first quarter of Fiscal 2017, including a $3.4 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 30, 2016	$15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017	5,043
Additional provision Fiscal 2018	184
Charges and adjustments, net	(350)
Balance April 29, 2017*	4,877
Current provision for discontinued operations	3,164
Total Noncurrent Provision for Discontinued Operations	$1,713

*Includes a $4.2 million environmental provision, including $3.2 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	April 29, 2017	January 28, 2017
Raw materials	$—	$389
Wholesale finished goods	38,573	61,575
Retail merchandise	539,529	501,713
Total Inventories	$578,102	$563,677

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of April 29, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 29, 2017	$14	$—	$—	$14	$119

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three months ended April 29, 2017. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Service cost	$138	$138	$209	$165
Interest cost	824	1,034	85	66
Expected return on plan assets	(1,130)	(1,412)	—	—
Amortization:
Losses	215	226	38	25
Net amortization	215	226	38	25
Net Periodic Benefit Cost (Gain)	$47	$(14)	$332	$256

There is no cash contribution required for the pension plan in 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	April 29, 2017			April 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$997			$10,564

Basic EPS from continuing operations
Income available to
common shareholders	997	19,189	$0.05	10,564	20,815	$0.51

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		66			137
Employees' preferred stock(1)		38			38

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$997	19,293	$0.05	$10,564	20,990	$0.50

(1)
The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculations for the first quarters ended April 29, 2017 and April 30, 2016.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 275,300 shares of common stock during the three months ended April 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 1,099,900 shares of common stock during the three months ended April 30, 2016 for $73.4 million.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has agreed to reimburse the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $4.2 million as of April 29, 2017, $4.4 million as of January 28, 2017 and $14.5 million as of April 30, 2016. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at April 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million reflected in the first quarter of Fiscal 2018 and $0.1 million in the first quarter of Fiscal 2017. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

Other Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S district Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act ("FLSA") and Ohio wages and hours law including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. On April 21, 2017, a former employee of the same subsidiary filed a putative class and collective action, Ward v. Hat World, Inc., in the Superior Court for the State of Washington, alleging violations of the FLSA and Washington wages and hours laws, including, among others, failure to pay overtime to certain loss prevention investigators, and seeking back pay, damages, attorneys' fees and other relief. The Company has removed the action to U.S. District Court. On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. The Company disputes the material allegations in these complaints and intends to defend the matters.

On April 30, 2015, an employee of the same subsidiary filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. The Company disputes the material allegations in the complaint and intends to defend the matter.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the three months ended April 29, 2017 and April 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, under Item 8 in the Company's Annual Report on Form10-K for the fiscal year ended January 28, 2017).

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
April 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$284,119	$76,456	$176,901	$72,793	$33,011	$89	$643,369
Intercompany Sales	—	—	—	—	(1)	—	(1)
Net sales to external customers	$284,119	$76,456	$176,901	$72,793	$33,010	$89	$643,368
Segment operating income (loss)	$7,472	$(687)	$(1,786)	$3,820	$2,275	$(8,181)	$2,913
Asset Impairments and other*	—	—	—	—	—	(119)	(119)
Earnings (loss) from operations	7,472	(687)	(1,786)	3,820	2,275	(8,300)	2,794
Interest expense	—	—	—	—	—	(1,177)	(1,177)
Interest income	—	—	—	—	—	—	—
Earnings (loss) from continuing operations before income taxes	$7,472	$(687)	$(1,786)	$3,820	$2,275	$(9,477)	$1,617
Total assets**	$424,477	$231,395	$537,901	$120,048	$36,803	$128,752	$1,479,376
Depreciation and amortization***	6,515	3,364	6,937	1,566	167	1,067	19,616
Capital expenditures	19,195	2,758	5,131	1,057	77	2,108	30,326

*Asset Impairments and other includes a $0.1 million charge for asset impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $181.1 million, $82.4 million and $9.4 million of goodwill, respectively. Goodwill for the Lids Sports Group and Journeys Group decreased by $0.5 million and $0.4 million, respectively, from January 28, 2017, and Schuh Group goodwill increased by $2.6 million from January 28, 2017 due to foreign currency translation adjustments. Of the Company's $342.6 million of property and equipment, $55.4 million and $20.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $19.6 million in depreciation expense for the three months ended April 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
April 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$294,221	75,670	$179,376	$69,975	$29,644	$85	$648,971
Intercompany Sales	—	—	—	—	(178)	—	(178)
Net sales to external customers	$294,221	$75,670	$179,376	$69,975	$29,466	$85	$648,793
Segment operating income (loss)	$19,620	$(2,661)	$6,037	$4,842	$1,853	$(8,237)	$21,454
Asset Impairments and other*	—	—	—	—	—	(3,557)	(3,557)
Earnings (loss) from operations	19,620	(2,661)	6,037	4,842	1,853	(11,794)	17,897
Interest expense	—	—	—	—	—	(1,163)	(1,163)
Interest income	—	—	—	—	—	26	26
Earnings (loss) from continuing operations before income taxes	$19,620	$(2,661)	$6,037	$4,842	$1,853	$(12,931)	$16,760
Total assets**	$363,025	256,903	$530,052	$114,932	$46,206	$170,025	$1,481,143
Depreciation and amortization***	6,062	3,685	6,343	1,464	250	1,010	18,814
Capital expenditures	7,297	2,841	4,878	1,995	152	194	17,357

*Asset Impairments and other includes a $3.4 million charge for assets impairments, which relates to the Lids Sports Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $182.4 million, $93.2 million, $10.2 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group, Schuh Group and Journeys Group increased by $1.5 million, $2.9 million and $0.8 million, respectively, from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.1 million of property and equipment, $65.7 million and $20.8 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $18.5 million in depreciation expense for the three months ended April 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding the Company's performance outlook for Fiscal 2018 and beyond, could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	Fashion trends that affect the sales or product margins of the Company's retail product offerings, and the Company's ability to respond to fashion shifts quickly and effectively.

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets or to intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of anchor and department stores other factors, and the extent and pace of growth of online shopping.

•	Risks related to the potential for terrorist events, especially in malls and shopping districts.

•	Costs associated with changes in minimum wage and overtime requirements.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Competition in the Company's markets, including online.

•	The imposition of tariffs on imported products or the disallowance of tax deductions on imported products.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of wholesale customers or consumers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•	The performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related

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

•	Unexpected changes to the market for the Company's shares, including but not limited to changes related to general disfavor of the retail sector by investors.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

•	Disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems.

•
The cost and outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

•	Other factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and other documents the Company files with the SEC.

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,300 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at April 29, 2017, the Company operated 2,756 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the three months ended April 29, 2017 and April 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,050 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,500 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,150 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 82 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

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

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,850 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 144 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of April 29, 2017, the Company operated 124 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of April 29, 2017, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the U.S. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring on November 30, 2018. The Company sold SureGrip® Footwear, a slip-resistant occupational footwear business operated within the Licensed Brands segment since Fiscal 2011, in the fourth quarter of Fiscal 2017. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) improving comparable sales, both in stores and digital commerce, 2) increasing the Company's store base, 3) increasing retail square footage, 4) increasing operating margin and 5) enhancing the value of its brands. However, as a result of the degree of penetration of many of our concepts in their current geographic markets and the increasing trend of consumer purchases through e-commerce channels, the Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, and has enhanced its investments in technology and infrastructure to support omnichannel retailing.

To supplement its organic growth potential, the Company has made acquisitions, including the acquisition of the Schuh Group in June 2011, Little Burgundy in December 2015 and several smaller acquisitions of businesses in the Lids Sports Group's markets, and expects to consider acquisition opportunities, either to augment its existing businesses or to enter new businesses that it considers compatible with its existing businesses, core expertise and strategic profile. Acquisitions involve a number of risks, including, among others, inaccurate valuation of the acquired business, the assumption of undisclosed liabilities, the failure to integrate the acquired business appropriately, and distraction of management from existing businesses. The Company seeks to mitigate these risks by applying appropriate financial metrics in its valuation analysis and developing and executing plans for due diligence and integration that are appropriate to each acquisition. The Company also seeks appropriate opportunities to extend existing brands and retail concepts. The Company typically tests such extensions on a relatively small scale to determine their viability and to refine their strategies and operations before making significant, long-term commitments.

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part II, Item 1A, Risk Factors. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales decreased 0.8% during the first quarter of Fiscal 2018 compared to the same quarter of Fiscal 2017. The decrease reflected a 3% decrease in Journeys Group and a 1% decrease in Lids Sports Group, partially offset by a 1% increase in Schuh Group, 4% increase in Johnston & Murphy Group and 12% increase in Licensed Brands. Excluding last year's sales from SureGrip which the Company sold in December 2016, total sales were flat for the first quarter of Fiscal 2018. Gross margin as a percentage of net sales decreased to 49.6% during the first quarter of Fiscal 2018, compared to 50.8% for the same period last year, reflecting decreased gross margin in all of the Company's business segments except Schuh Group. Selling and administrative expenses increased to 49.1% of net sales during the first quarter of Fiscal 2018 from 47.5% for the same quarter of Fiscal 2017, reflecting increases in expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses in Schuh Group and Licensed Brands, while Corporate expense remained flat. Earnings from operations decreased as a percentage of net sales to 0.4% during the first quarter of Fiscal 2018 compared to 2.8% in the same quarter of Fiscal 2017, reflecting decreased earnings from operations as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by increased earnings from operations as a percentage of net sales in Licensed Brands and a smaller loss from operations in Schuh Group.

Significant Developments

Asset Impairment and Other Charges
The Company recorded pretax charges of $0.1 million in the first quarter of Fiscal 2018 for retail store asset impairments.

The Company recorded pretax charges of $3.6 million in the first quarter of Fiscal 2017, including a $3.4 million charge for retail store asset impairments and a $0.1 million charge for other legal matters.

Critical Accounting Policies

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended January 28, 2017. Management believes that there have been no material changes in those critical accounting policies.

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

Results of Operations - First Quarter Fiscal 2018 Compared to Fiscal 2017

The Company's net sales in the first quarter ended April 29, 2017 decreased 0.8% to $643.4 million from $648.8 million in the first quarter ended April 30, 2016, reflecting decreased net sales in Journeys Group and Lids Sports Group, partially offset by increased net sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Excluding last year's sales from SureGrip Footwear, which the Company sold in December 2016, total sales were flat for the first quarter of Fiscal 2018. Schuh Group's net sales decreased $10.2 million during the first quarter due to changes in foreign exchange rates. Comparable sales decreased 1% for the first quarter of Fiscal 2018, which included a decrease of 4% in same store sales and an increase of 28% in comparable direct sales. Gross margin decreased 3.3% to $318.9 million in the first quarter of Fiscal 2018 from $329.7 million in the same period last year and decreased as a percentage of net sales from 50.8% to 49.6%, reflecting decreased gross margin as a percentage of net sales in all of the Company's business segments except Schuh Group. Selling and administrative expenses in the first quarter of Fiscal 2018 increased 2.5% and increased as a percentage of net sales from 47.5% to 49.1%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses in Schuh Group and Licensed Brands, while Corporate expense was flat. The increase in selling and administrative expense as a percentage of net sales reflects in part the largely fixed nature of store-level expenses, especially in periods when traffic levels and same store sales decline. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended April 29, 2017 were $1.6 million compared to $16.8 million for the first quarter ended April 30, 2016. Pretax earnings for the first quarter ended April 29, 2017 included an asset impairment and other charge of $0.1 million for retail store asset impairments. Pretax earnings for the first quarter ended April 30, 2016 included an asset impairment and other charge of $3.6 million, primarily related to retail store asset impairments and other legal matters.

Net earnings for the first quarter ended April 29, 2017 were $0.9 million ($0.05 diluted earnings per share) compared to $10.4 million ($0.50 diluted earnings per share) for the first quarter ended April 30, 2016. The Company recorded an effective income tax rate of 38.3% in the first quarter of Fiscal 2018 compared to 37.0% in the same period last year. The tax rate for the first quarter of Fiscal 2018 was higher compared to last year, reflecting discrete items that had a more significant impact on the effective tax rate due to lower pretax earnings.

Journeys Group

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(dollars in thousands)
Net sales	$284,119	$294,221	(3.4)%
Earnings from operations	$7,472	$19,620	(61.9)%
Operating margin	2.6%	6.7%

Net sales from Journeys Group decreased 3.4% to $284.1 million for the first quarter ended April 29, 2017, compared to $294.2 million for the same period last year. The decrease reflects a 5% decrease in comparable sales, partially offset by a 2% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales decrease reflected a 10% decrease in footwear unit sales, which the Company believes is attributable in part to a fashion rotation and decreased mall traffic, while the average price per pair of shoes increased 3%. Journeys Group operated 1,250 stores at the end of the first quarter of Fiscal 2018, including 236 Journeys Kidz stores, 37 Shi by Journeys stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,220 stores at the end of the first quarter last year, including 201 Journeys Kidz stores, 45 Shi by Journeys stores, 40 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group earnings from operations for the first quarter ended April 29, 2017 decreased 61.9% to $7.5 million compared to $19.6 million for the first quarter ended April 30, 2016. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting changes in product mix related to the recent fashion rotation, which favors products with lower initial margins than those that predominated the previous assortment, and higher shipping and warehouse expenses, and (iii) increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily rent, selling salaries and marketing expenses, as a result of the negative comparable sales for the first quarter this year.

Schuh Group

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(dollars in thousands)
Net sales	$76,456	$75,670	1.0%
Loss from operations	$(687)	$(2,661)	74.2%
Operating margin	(0.9)%	(3.5)%

Net sales from Schuh Group increased 1.0% to $76.5 million for the first quarter ended April 29, 2017, compared to $75.7 million for the first quarter ended April 30, 2016. The increase reflects primarily a 10% increase in comparable sales and a 3% increase in the average number of Schuh stores operated, partially offset by a decrease of $10.2 million in sales due to changes in foreign exchange rates. Schuh Group operated 129 stores at the end of the first quarter of Fiscal 2018, compared to 124 stores at the end of the first quarter of Fiscal 2017.

Schuh Group loss from operations improved to $(0.7) million for the first quarter ended April 29, 2017 compared to $(2.7) million for the first quarter ended April 30, 2016. The smaller loss from operations this year reflects an increase in gross margin as a percentage of net sales, primarily due to improved margins from certain product categories partially offset by increased shipping and warehouse expense, and decreased expenses as a percentage of net sales, reflecting decreased store-related expenses, primarily rent expense, selling salaries and depreciation expense, partially offset by increased bonus expenses.

Lids Sports Group

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(dollars in thousands)
Net sales	$176,901	$179,376	(1.4)%
Earnings (loss) from operations	$(1,786)	$6,037	NM
Operating margin	(1.0)%	3.4%

Net sales from Lids Sports Group decreased 1.4% to $176.9 million for the first quarter ended April 29, 2017, compared to $179.4 million for the same period last year. The decrease reflects primarily a decrease of 5% in the average number of Lids Sports Group stores operated, excluding leased departments, partially offset by a comparable sales increase of 1% in the first quarter of Fiscal 2018. Comparable sales reflects a 3% increase in comparable store hat units sold, while the average price per hat decreased 3% for the first quarter of Fiscal 2018. Lids Sports Group operated 1,199 stores at the end of the first quarter of Fiscal 2018, including 111 Lids stores in Canada, 202 Lids Locker Room and Clubhouse stores, which includes 33 Locker Room stores in Canada, and 124 Locker Room by Lids leased departments in Macy's, compared to 1,317 stores at the end of the first quarter last year, including 113 Lids stores in Canada, 226 Lids Locker Room and Clubhouse stores, which includes 37 Locker Room stores in Canada, and 176 Locker Room by Lids leased departments in Macy's.

Lids Sports Group had a loss from operations of $(1.8) million for the first quarter ended April 29, 2017 compared to earnings from operations of $6.0 million for the first quarter ended April 30, 2016. The decrease was due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity and changes in sales mix, and increased expenses as a percentage of net sales reflecting increased compensation, marketing, benefit and depreciation expenses, partially offset by decreased bonus expense.

Johnston & Murphy Group

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(dollars in thousands)
Net sales	$72,793	$69,975	4.0%
Earnings from operations	$3,820	$4,842	(21.1)%
Operating margin	5.2%	6.9%

Johnston & Murphy Group net sales increased 4.0% to $72.8 million for the first quarter ended April 29, 2017 from $70.0 million for the first quarter ended April 30, 2016, reflecting primarily a 3% increase in the average number of stores operated for Johnston & Murphy retail operations and a 10% increase in

Johnston & Murphy Group wholesale sales, partially offset by a 3% decrease in comparable sales. Unit sales for the Johnston & Murphy wholesale business increased 12% in the first quarter of Fiscal 2018 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 67.2% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2018, down from 68.9% in the first quarter last year. Comparable sales reflected a 4% decrease in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations decreased 2%. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2018 was 178 stores, including seven stores in Canada, compared to 172 stores, including seven stores in Canada, at the end of the first quarter of Fiscal 2017.

Johnston & Murphy Group earnings from operations for the first quarter ended April 29, 2017 decreased 21.1% to $3.8 million compared to $4.8 million for the same period last year, primarily due to decreased gross margin as percentage of net sales, reflecting growth in wholesale sales, which carry a lower gross margin, increased shipping and warehouse expenses, and increased expenses as a percentage of net sales, due primarily to store related expenses reflecting the impact of negative leverage from the negative comparable sales across most of the store-related categories.

Licensed Brands

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(dollars in thousands)
Net sales	$33,010	$29,466	12.0%
Earnings from operations	$2,275	$1,853	22.8%
Operating margin	6.9%	6.3%

Licensed Brands' net sales increased 12.0% to $33.0 million for the first quarter ended April 29, 2017, from $29.5 million for the same period last year, reflecting in part customers delaying delivery of fourth quarter product to the first quarter this year, partially offset by the loss of sales for SureGrip Footwear, which was sold in December of 2016. Unit sales for Dockers Footwear increased 35% for the first quarter of Fiscal 2018, while the average price per pair of Dockers shoes decreased 7% compared to the same period last year.

Licensed Brands' earnings from operations increased 22.8%, from $1.9 million for the first quarter of Fiscal 2017 to $2.3 million for the first quarter of Fiscal 2018, primarily due to increased net sales and decreased expenses as a percentage of net sales. Expenses as a percentage of net sales decreased due to the sale of SureGrip Footwear which had higher expenses as a percentage of sales than the remaining Licensed Brands Group. In addition, the remaining expenses leveraged in total due to the increased sales.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended April 29, 2017 was $8.3 million compared to $11.8 million for the first quarter ended April 30, 2016. Corporate expense in the first quarter of Fiscal 2018 included $0.1 million in asset impairment and other charges, which related to retail store asset impairments. Corporate and other expense in the first quarter of Fiscal 2017 included a $3.6 million charge in asset impairment and other charges, primarily for retail store asset impairments and other legal matters. Corporate expenses were flat, excluding asset impairment and other charges, but reflect decreased bonus expense offset by increases in professional fees, foreign exchange loss and other corporate expenses.

Net interest expense increased 3.5% from $1.1 million in the first quarter of Fiscal 2017 to $1.2 million for the first quarter of Fiscal 2018.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	April 29, 2017	January 28, 2017	April 30, 2016
	(dollars in millions)
Cash and cash equivalents	$43.4	$48.3	$42.8
Working capital	$447.0	$407.6	$395.8
Long-term debt (including current portion)	$138.0	$82.9	$115.9

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $18.0 million in the first three months of Fiscal 2018 compared to cash provided by operating activities of $18.6 million in the first three months of Fiscal 2017. The $36.6 million decrease in cash flow from operating activities from last year primarily reflects a decrease in cash flow from changes in accounts payable and accounts receivable of $18.5 million and $7.2 million, respectively, and decreased net earnings of $9.5 million. The $18.5 million decrease in cash flow from accounts payable primarily reflects changes in buying patterns including an increased level of inventory purchases from vendors with shorter payment terms. The $7.2 million decrease in cash flow from account receivable reflects increased sales in the Company's wholesale businesses.

The $14.4 million increase in inventories at April 29, 2017 from January 28, 2017 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in footwear wholesale inventory.

Accounts receivable at April 29, 2017 increased by $12.4 million compared to January 28, 2017, due primarily to seasonal sales increases and an overall increase in sales in the Company's wholesale businesses.

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
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement to split the Facility C of £22.5 million into two revolving credit facilities. The Facility C is now £16.5 million and a new Facility D is available in euros that total €7.2 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility A was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. Facility C and D loans bear interest at LIBOR plus 2.2% per annum and expire in September 2019.

There were $11.7 million in UK term loans and $17.4 million in UK revolver loans outstanding at April 29, 2017. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at April 29, 2017. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings outstanding averaged $87.8 million during the three months ended April 29, 2017 and revolver borrowings outstanding averaged $60.2 million during the three months ended April 30, 2016, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first three months of each year. The borrowings outstanding during the first three months of Fiscal 2018 reflect increased funds borrowed to fund the decreased cash flow from operations, increased capital expenditures and stock repurchases made in the first quarter of Fiscal 2018.

There were $11.2 million of letters of credit outstanding and $109.0 million of revolver borrowings outstanding, including $20.7 million (£16.0 million) related to Genesco (UK) Limited and $38.3 million (C$52.3 million) related to GCO Canada, under the Credit Facility at April 29, 2017. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $261.9 million at April 29, 2017. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at April 29, 2017.
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

The Company's contractual obligations at April 29, 2017 increased approximately 10% from January 28, 2017 due primarily to increased purchase obligations, primarily in Journeys Group, and increased long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2018 are expected to be approximately $135 million to $145 million. These include retail capital expenditures of approximately $125 million to $135 million to open approximately 20 Journeys stores, including five in Canada, 35 Journeys Kidz stores, five Little Burgundy stores, ten Schuh stores, eight Johnston & Murphy shops and factory stores and 24 Lids Sports Group stores, including 23 Lids stores, with six stores in Canada, and one Lids Locker Room store, and to complete approximately 294 major store renovations. In addition, retail capital expenditures include $33 million for the expansion of the Journeys Group's warehouse. The planned amount of capital expenditures in Fiscal 2018 for wholesale operations and other purposes is approximately $10 million, including approximately $4 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2018. The approximately $3.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $43.4 million, $48.3 million and $42.8 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively, of which approximately $6.8 million, $22.9 million and $1.2 million was held by the Company's foreign subsidiaries as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 275,300 shares of common stock during the three months ended April 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 1,099,900 shares of common stock for $73.4 million during the three months ended April 30, 2016.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million for the first quarter of Fiscal 2018 and 2017, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $11.7 million of outstanding U.K. term loans at a weighted average interest rate of 2.83% as of April 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $11.7 million term loans. The Company has $17.4 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.45% as of April 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $17.4 million revolver borrowings. The Company has $109.0 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.29% as of April 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $1.1 million on the $109.0 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at April 29, 2017. As a result, the Company considers the interest rate market risk implicit in these investments at April 29, 2017 to be low.

Accounts Receivable - The Company's accounts receivable balance at April 29, 2017 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, two customers each accounted for 12% and one customer accounted for 7%, while no other customer accounted for more than 6% of the Company's total trade receivables balance as of April 29, 2017. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first three months of Fiscal 2018 were negatively impacted by $10.2 million due to the decline in foreign exchange rates, while Schuh Group's loss from operations was positively impacted by $0.2 million.

Summary - Based on the Company's overall market interest rate exposure at April 29, 2017, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2018 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the three months ended April 29, 2017 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of April 29, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

February 2017
1-29-17 to 2-25-17(1)	138,900	$59.49	138,900	$31,896

March 2017
2-26-17 to 3-25-17(1)	136,400	$57.92	136,400	$23,997

April 2017
3-26-17 to 4-29-17	—	$—	—	$—

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

Item 6. Exhibits

Exhibits

(10) a.	Amendment and Restatement Agreement dated April 28, 2017 between Schuh Group Limited as parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: June 8, 2017