Form 10-Q
period 2017-07-29
GENESCO INC
filed 2017-09-07
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 29, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 25, 2017, 19,919,019 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	July 29, 2017	January 28, 2017	July 30, 2016
Current Assets:
Cash and cash equivalents	$43,520	$48,301	$41,466
Accounts receivable, net of allowances of $3,469 at Jul. 29, 2017,
$3,073 at Jan. 28, 2017 and $3,171 at Jul. 30, 2016	39,411	43,525	46,469
Inventories	670,104	563,677	663,708
Prepaids and other current assets	83,578	61,470	69,381
Total current assets	836,613	716,973	821,024

Property and equipment:
Land	7,881	7,773	7,872
Buildings and building equipment	56,222	52,673	50,761
Computer hardware, software and equipment	192,880	179,926	190,689
Furniture and fixtures	219,025	211,833	209,246
Construction in progress	55,374	33,660	27,341
Improvements to leased property	375,636	366,186	363,000
Property and equipment, at cost	907,018	852,051	848,909
Accumulated depreciation	(544,714)	(521,440)	(527,678)
Property and equipment, net	362,304	330,611	321,231
Deferred income taxes	11,918	13,372	27,015
Goodwill	276,209	271,222	277,028
Trademarks, net of accumulated amortization of $5,590 at Jul. 29,
2017, $5,574 at Jan. 28, 2017 and $5,372 at Jul. 30, 2016	86,150	84,327	86,035
Other intangibles, net of accumulated amortization of $16,785 at
Jul. 29, 2017, $16,200 at Jan. 28, 2017 and $16,303 at Jul. 30, 2016	2,129	2,392	3,123
Other noncurrent assets	22,190	22,102	43,201
Total Assets	$1,597,513	$1,440,999	$1,578,657

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	July 29, 2017	January 28, 2017	July 30, 2016
Current Liabilities:
Accounts payable	$242,729	$170,751	$269,371
Accrued employee compensation	20,297	31,128	23,529
Accrued other taxes	19,555	23,101	22,415
Accrued income taxes	64	7,568	4,288
Current portion – long-term debt	2,051	9,175	10,620
Other accrued liabilities	64,225	64,333	64,233
Provision for discontinued operations	2,111	3,330	13,249
Total current liabilities	351,032	309,386	407,705
Long-term debt	188,823	73,730	124,981
Pension liability	5,989	6,265	9,487
Deferred rent and other long-term liabilities	133,059	127,384	147,852
Provision for discontinued operations	1,713	1,713	1,713
Total liabilities	680,616	518,478	691,738
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,061	1,060	1,071
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
July 29, 2017 – 20,407,483/19,919,019
January 28, 2017 – 20,354,272/19,865,808
July 30, 2016 – 21,109,751/20,621,287	20,408	20,354	21,110
Additional paid-in capital	244,083	237,677	230,372
Retained earnings	710,445	731,111	697,768
Accumulated other comprehensive loss	(42,806)	(51,292)	(47,105)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	915,334	921,053	885,359
Noncontrolling interest – non-redeemable	1,563	1,468	1,560
Total equity	916,897	922,521	886,919
Total Liabilities and Equity	$1,597,513	$1,440,999	$1,578,657

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$616,506	$625,557	$1,259,874	$1,274,350
Cost of sales	309,999	310,820	634,454	629,916
Selling and administrative expenses	308,459	302,662	624,459	610,905
Asset impairments and other, net	58	(7,945)	177	(4,388)
Earnings (loss) from operations	(2,010)	20,020	784	37,917
Gain on sale of Lids Team Sports	—	(2,485)	—	(2,485)
Interest expense, net:
Interest expense	1,255	1,316	2,429	2,479
Interest income	(6)	(10)	(3)	(36)
Total interest expense, net	1,249	1,306	2,426	2,443
Earnings (loss) from continuing operations before income taxes	(3,259)	21,199	(1,642)	37,959
Income tax expense	616	6,695	1,236	12,891
Earnings (loss) from continuing operations	(3,875)	14,504	(2,878)	25,068
Provision for discontinued operations, net	(73)	74	(185)	(80)
Net Earnings (Loss)	$(3,948)	$14,578	$(3,063)	$24,988

Basic earnings (loss) per common share:
Continuing operations	$(0.20)	$0.72	$(0.15)	$1.22
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Net earnings (loss)	$(0.21)	$0.72	$(0.16)	$1.22
Diluted earnings (loss) per common share:
Continuing operations	$(0.20)	$0.72	$(0.15)	$1.22
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net earnings (loss)	$(0.21)	$0.72	$(0.16)	$1.21

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings (loss)	$(3,948)	$14,578	$(3,063)	$24,988
Other comprehensive income:
Pension liability adjustments, net of tax of $0.1 million and $0.2 million for the three and six months ended July 29, 2017 and July 30, 2016	126	118	258	256
Postretirement liability adjustments, net of tax of $0.0 million for both the three and six months ended July 29, 2017 and July 30, 2016	20	15	43	30
Foreign currency translation adjustments	5,995	(13,376)	8,185	(4,778)
Total other comprehensive income (loss)	6,141	(13,243)	8,486	(4,492)
Comprehensive income	$2,193	$1,335	$5,423	$20,496

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(3,948)	$14,578	$(3,063)	$24,988
Adjustments to reconcile net earnings (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,930	19,109	38,546	37,923
Amortization of deferred note expense and debt discount	179	212	385	426
Deferred income taxes	3,288	4,135	1,282	1,609
Provision on accounts receivable	8	81	159	247
Gain on sale of business	—	(2,485)	—	(2,485)
Impairment of long-lived assets	58	1,017	177	4,453
Restricted stock expense	3,387	3,367	6,735	6,653
Provision for discontinued operations	119	(120)	303	132
Other	526	446	344	1,077
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	15,208	5,623	2,806	417
Inventories	(87,027)	(118,357)	(101,445)	(134,174)
Prepaids and other current assets	(19,023)	(10,726)	(21,241)	(9,143)
Accounts payable	67,916	97,691	72,615	120,890
Other accrued liabilities	(8,707)	3,076	(26,420)	(20,293)
Other assets and liabilities	2,289	(2,152)	4,038	1,340
Net cash provided by (used in) operating activities	(6,797)	15,495	(24,779)	34,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,010)	(23,346)	(67,336)	(40,703)
Acquisitions, net of cash acquired	—	(22)	—	(22)
Payments related to asset sales and sale of business	27	(545)	238	(545)
Net cash used in investing activities	(36,983)	(23,913)	(67,098)	(41,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(3,070)	(8,018)	(4,990)
Borrowings under revolving credit facility	133,593	69,994	324,987	69,994
Payments on revolving credit facility	(85,869)	(38,682)	(214,282)	(39,429)
Share repurchases	(1,715)	(27,192)	(17,878)	(104,088)
Change in overdraft balances	(2,371)	6,595	627	(5,760)
Exercise of stock options	—	513	—	573
Other	(143)	(143)	1,214	(283)
Net cash provided by (used in) financing activities	43,495	8,015	86,650	(83,983)
Effect of foreign exchange rate fluctuations on cash	434	(881)	446	(629)
Net Increase (Decrease) in Cash and Cash Equivalents	149	(1,284)	(4,781)	(91,822)
Cash and cash equivalents at beginning of period	43,371	42,750	48,301	133,288
Cash and cash equivalents at end of period	$43,520	$41,466	$43,520	$41,466
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,112	$1,086	$2,105	$1,884
Income taxes	21,868	21,413	24,144	34,535

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2016	$1,077	$22,323	$224,004	$768,222	$(42,613)	$(17,857)	$1,627	$956,783
Net earnings	—	—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	1,060	20,354	237,677	731,111	(51,292)	(17,857)	1,468	922,521
Net earnings (loss)		—	—	(3,063)	—	—	—	(3,063)
Other comprehensive income	—	—	—	—	8,486	—	—	8,486
Employee and non-employee restricted stock	—	—	6,735	—	—	—	—	6,735
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,715)	—	—	—	(1,715)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	1	23	(23)	—	—	—	—	1
Noncontrolling interest – earnings	—	—	—	—	—	—	95	95
Balance July 29, 2017	$1,061	$20,408	$244,083	$710,445	$(42,806)	$(17,857)	$1,563	$916,897

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com, lidsclubhouse.com and neweracap.com. Including both the footwear businesses and the Lids Sports Group business, at July 29, 2017, the Company operated 2,745 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the six months ended July 29, 2017 and July 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, which was sold in

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $43.5 million, $48.3 million and $41.5 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively, of which approximately $14.8 million, $22.9 million and $11.8 million was held by the Company's foreign subsidiaries as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at July 29, 2017, January 28, 2017 and July 30, 2016. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At July 29, 2017, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At July 29, 2017, January 28, 2017 and July 30, 2016, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $37.3 million, $36.7 million and $39.2 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 19% and one customer accounted for 10% of the Company’s total trade receivables balance, while no other customer accounted for more than 9% of the Company’s total trade receivables balance as of July 29, 2017.

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $27.0 million, $25.4 million and $25.4 million at July 29, 2017, January 28, 2017 and July 30, 2016, respectively, and deferred

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

rent of $55.4 million, $51.9 million and $49.7 million, each at July 29, 2017, January 28, 2017 and July 30, 2016, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.9 million, $10.3 million and $10.4 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at July 29, 2017 and January 28, 2017 are as follows:

Fair Values
In thousands	July 29, 2017		January 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$162,251	$163,620	$49,879	$50,396
UK Term Loans	11,821	12,025	19,230	19,541
UK Revolver Borrowings	16,802	17,071	13,796	13,956

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.2 million and $1.4 million for the second quarters of Fiscal 2018 and Fiscal 2017, respectively, and $2.8 million and $3.0 million for the first six months of Fiscal 2018 and 2017, respectively.

Gift Cards
Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.1 million for each of the second quarters of Fiscal 2018 and Fiscal 2017, and $0.4 million and $0.3 million for the first six months of Fiscal 2018 and 2017, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

gift cards of $15.6 million, $17.7 million and $15.0 million at July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $114.1 million and $112.2 million for the second quarters of Fiscal 2018 and Fiscal 2017, respectively, and $227.4 million and $223.4 million for the first six months of Fiscal 2018 and 2017, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $16.9 million and $15.7 million for the second quarters of Fiscal 2018 and Fiscal 2017, respectively, and $36.5 million and $32.4 million for the first six months of Fiscal 2018 and 2017, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $3.7 million, $1.2 million and $1.6 million at July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.6 million and $0.7 million for the second quarters of Fiscal 2018 and Fiscal 2017, respectively, and $1.8 million and $1.7 million for the first six months of Fiscal 2018 and 2017, respectively. During the first six months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.7 million and $1.4 million for the second quarters of Fiscal 2018 and Fiscal 2017, respectively, and $4.4 million and $2.7 million for the first six months of Fiscal 2018 and 2017, respectively. During the first six months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.2 million and $0.5 million for the second quarter and first six months of Fiscal 2018, respectively, and a net gain of $(0.5) million and $(1.5) million for the second quarter and first six months of Fiscal 2017, respectively.

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at July 29, 2017 consisted of $9.2 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.5 million, net of tax, and a cumulative foreign currency translation adjustment of $32.1 million.

The following table summarizes the components of accumulated other comprehensive loss for the six months ended July 29, 2017:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 28, 2017	$(40,329)	$(10,963)	$(51,292)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6,790	—	6,790
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,395	—	1,395
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	493	493
Income tax expense	—	192	192
Current period other comprehensive income, net of tax	8,185	301	8,486
Balance July 29, 2017	$(32,144)	$(10,662)	$(42,806)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of (18.9)% and 31.6% in the second quarter of Fiscal 2018 and 2017, respectively, and (75.3)% and 34.0% for the first six months of Fiscal 2018 and 2017, respectively. The tax rate for the second quarter and first six months of Fiscal 2018 was impacted by $2.2 million of tax expense due to the impact of ASU 2016-09 related to the vesting of stock grants. This year's tax rate for the second quarter and first six months was favorably impacted by a $0.5 million return to provision adjustment. Last year's tax rate for the second quarter

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

and first six months was favorably impacted primarily due to the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASU 2016-09 in the first quarter of Fiscal 2018. Earnings per share decreased $0.11 per share for the second quarter and six months ended July 29, 2017 due to the impact of ASU 2016-09. The Company reclassified $3.4 million from operating activities to financing activities on the Condensed Consolidated Statements of Cash Flows for both the second quarter and six months ended July 30, 2016 representing the value of the shares withheld for taxes on the vesting of restricted stock. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 in the first quarter of Fiscal 2018 under the retrospective approach and, as such, the Company reclassified $21.2 million and $28.1 million of deferred taxes from current to noncurrent on its Consolidated Balance Sheets as of January 28, 2017 and July 30, 2016, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019 or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Based on an evaluation of the standard as a whole, the Company has identified timing of catalog costs, timing of gift card breakage and customer incentives as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method, and will provide

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

updates throughout the remainder of Fiscal 2018 related to the expected impact of adopting this standard.

Note 2
Intangible Assets and Sale of Business

Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Jul. 29, 2017	Jan. 28, 2017	Jul. 29, 2017	Jan. 28, 2017	Jul. 29, 2017	Jan. 28, 2017	Jul. 29, 2017	Jan. 28, 2017
Gross other intangibles	$14,820	$14,625	$2,024	$1,958	$2,070	$2,009	$18,914	$18,592
Accumulated amortization	(13,317)	(12,938)	(2,024)	(1,956)	(1,444)	(1,306)	(16,785)	(16,200)
Net Other Intangibles	$1,503	$1,687	$—	$2	$626	$703	$2,129	$2,392

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.0 million and $0.2 million for the second quarters of Fiscal 2018 and 2017, respectively, and $0.1 million and $0.5 million for the first six months of Fiscal 2018 and 2017, respectively. The amortization of intangibles, including trademarks, is expected to be $0.2 million, $0.1 million, $0.0 million, $0.0 million and $0.0 million for Fiscal 2018, 2019, 2020, 2021 and 2022, respectively.

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

The Company recorded pretax charges of $0.1 million and $0.2 million in the second quarter and first six months of Fiscal 2018, respectively, for retail store asset impairments.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 30, 2016	$15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017	5,043
Additional provision Fiscal 2018	303
Charges and adjustments, net	(1,522)
Balance July 29, 2017*	3,824
Current provision for discontinued operations	2,111
Total Noncurrent Provision for Discontinued Operations	$1,713

*Includes a $3.2 million environmental provision, including $2.1 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	July 29, 2017	January 28, 2017
Raw materials	$—	$389
Wholesale finished goods	55,442	61,575
Retail merchandise	614,662	501,713
Total Inventories	$670,104	$563,677

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of July 29, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 29, 2017	$14	$—	$—	$14	$119
Measured as of July 29, 2017	—	—	—	—	58
Sub-total asset impairment YTD					$177

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.1 million and $0.2 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and six months ended July 29, 2017, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$137	$137	$231	$165
Interest cost	818	1,028	90	66
Expected return on plan assets	(1,125)	(1,410)	—	—
Amortization:
Losses	207	195	34	25
Net amortization	207	195	34	25
Net Periodic Benefit Cost (Gain)	$37	$(50)	$355	$256

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$275	$275	$440	$330
Interest cost	1,642	2,062	175	132
Expected return on plan assets	(2,255)	(2,822)	—	—
Amortization:
Losses	422	421	72	50
Net amortization	422	421	72	50
Net Periodic Benefit Cost (Gain)	$84	$(64)	$687	$512

There is no cash contribution required for the pension plan in calendar 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	July 29, 2017			July 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$(3,875)			$14,504

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(3,875)	19,152	$(0.20)	14,504	20,195	$0.72

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			11
Employees' preferred stock(2)		—			38

Diluted EPS from continuing operations
Income (loss) available to common
shareholders plus assumed
conversions	$(3,875)	19,152	$(0.20)	$14,504	20,244	$0.72

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the second quarter ended July 29, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the second quarter ended July 29, 2017. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the second quarter ended July 30, 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	July 29, 2017			July 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$(2,878)			$25,068

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(2,878)	19,171	$(0.15)	25,068	20,505	$1.22

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			74
Employees' preferred stock(2)		—			38

Diluted EPS from continuing operations
Income (loss) available to common
shareholders plus assumed
conversions	$(2,878)	19,171	$(0.15)	$25,068	20,617	$1.22

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the six months ended July 29, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the six months ended July 29, 2017. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the six months ended July 30, 2016.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company did not repurchase any shares during the three months ended July 29, 2017 and repurchased 275,300 shares of common stock during the six months ended July 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 309,105 shares of common stock during the three months ended July 30, 2016 for $20.0 million and repurchased 1,409,005 shares of common stock during the six months ended July 30, 2016 for $93.4 million.

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

In June 2016, the Company and the Village reached an agreement providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against the Company asserted in the Village Lawsuit in exchange for a lump-sum payment of $10.0 million by the Company. On August 25, 2016, the Village Lawsuit was dismissed with prejudice. The cost of the settlement with the Village and the estimated costs associated with the Company's compliance with the Consent Judgment were covered by the Company's existing provision for the site. The settlement with the Village did not have, and the Company expects that the Consent Judgment will not have, a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $3.2 million as of July 29, 2017, $4.4 million as of January 28, 2017 and $14.3 million as of July 30, 2016. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at July 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million reflected in the second quarters of Fiscal 2018 and 2017, respectively, and $0.3 million and $0.1 million reflected in the first six months of Fiscal 2018 and 2017, respectively. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the six months ended July 29, 2017 and July 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
July 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$258,953	$97,625	$180,230	$64,860	$14,696	$141	$616,505
Intercompany Sales	—	—	—	—	1	—	1
Net sales to external customers	$258,953	$97,625	$180,230	$64,860	$14,697	$141	$616,506
Segment operating income (loss)	$(2,194)	$4,538	$3,040	$1,547	$(1,051)	$(7,832)	$(1,952)
Asset Impairments and other*	—	—	—	—	—	(58)	(58)
Earnings (loss) from operations	(2,194)	4,538	3,040	1,547	(1,051)	(7,890)	(2,010)
Interest expense	—	—	—	—	—	(1,255)	(1,255)
Interest income	—	—	—	—	—	6	6
Earnings (loss) from continuing operations before income taxes	$(2,194)	$4,538	$3,040	$1,547	$(1,051)	$(9,139)	$(3,259)
Total assets**	$511,456	$235,408	$549,825	$127,478	$32,610	$140,736	$1,597,513
Depreciation and amortization***	6,308	3,383	6,732	1,578	170	759	18,930
Capital expenditures	24,656	2,673	9,841	1,454	84	(1,698)	37,010

*Asset Impairments and other includes a $0.1 million charge for asset impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $182.3 million, $83.5 million and $10.4 million of goodwill, respectively. Goodwill for the Lids Sports Group, Schuh Group and Journeys Group increased by $0.7 million, $3.7 million, and $0.6 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $362.3 million of property and equipment, $55.8 million and $23.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $18.8 million in depreciation expense for the three months ended July 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
July 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$252,134	96,960	$188,912	$65,151	$22,673	$300	$626,130
Intercompany Sales	—	—	—	—	(573)	—	(573)
Net sales to external customers	$252,134	$96,960	$188,912	$65,151	$22,100	$300	$625,557
Segment operating income (loss)	$4,481	$5,693	$7,132	$2,255	$234	$(7,720)	$12,075
Asset Impairments and other*	—	—	—	—	—	7,945	7,945
Earnings (loss) from operations	4,481	5,693	7,132	2,255	234	225	20,020
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(1,316)	(1,316)
Interest income	—	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$4,481	$5,693	$7,132	$2,255	$234	$1,404	$21,199
Total assets**	$451,154	232,812	$545,216	$128,487	$47,071	$173,917	$1,578,657
Depreciation and amortization***	5,950	3,809	6,592	1,483	257	1,018	19,109
Capital expenditures	15,632	3,566	731	3,183	196	38	23,346

*Asset Impairments and other includes a $1.0 million charge for assets impairments, which relates primarily to the Lids Sports Group, and a $(9.0) million gain for network intrusion expenses related to a litigation settlement.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.8 million, $84.5 million, $9.9 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased by $0.9 million and $0.5 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $5.8 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.2 million of property and equipment, $60.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $18.9 million in depreciation expense for the three months ended July 30, 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
July 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$543,072	$174,081	$357,131	$137,653	$47,707	$230	$1,259,874
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$543,072	$174,081	$357,131	$137,653	$47,707	$230	$1,259,874
Segment operating income (loss)	$5,278	$3,851	$1,254	$5,367	$1,224	$(16,013)	$961
Asset Impairments and other*	—	—	—	—	—	(177)	(177)
Earnings (loss) from operations	5,278	3,851	1,254	5,367	1,224	(16,190)	784
Interest expense	—	—	—	—	—	(2,429)	(2,429)
Interest income	—	—	—	—	—	3	3
Earnings (loss) from continuing operations before income taxes	$5,278	$3,851	$1,254	$5,367	$1,224	$(18,616)	$(1,642)
Total assets**	$511,456	$235,408	$549,825	$127,478	$32,610	$140,736	$1,597,513
Depreciation and amortization***	12,823	6,747	13,669	3,144	337	1,826	38,546
Capital expenditures	43,851	5,431	14,972	2,511	161	410	67,336

*Asset Impairments and other includes a $0.2 million charge for asset impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $182.3 million, $83.5 million and $10.4 million of goodwill, respectively. Goodwill for the Lids Sports Group, Schuh Group and Journeys Group increased by $0.7 million, $3.7 million and $0.6 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $362.3 million of property and equipment, $55.8 million and $23.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $38.4 million in depreciation expense for the six months ended July 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
July 30, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	546,355	172,630	368,288	135,126	52,317	385	$1,275,101
Intercompany Sales	—	—	—	—	(751)	—	(751)
Net sales to external customers	$546,355	$172,630	$368,288	$135,126	$51,566	$385	$1,274,350
Segment operating income (loss)	24,101	3,032	13,169	7,097	2,087	(15,957)	$33,529
Asset Impairments and other*	—	—	—	—	—	4,388	4,388
Earnings (loss) from operations	24,101	3,032	13,169	7,097	2,087	(11,569)	37,917
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(2,479)	(2,479)
Interest income	—	—	—	—	—	36	36
Earnings (loss) from continuing operations before income taxes	$24,101	$3,032	$13,169	$7,097	$2,087	$(11,527)	$37,959
Total assets**	451,154	232,812	545,216	128,487	47,071	173,917	$1,578,657
Depreciation and amortization***	12,012	7,494	12,935	2,947	507	2,028	37,923
Capital expenditures	22,929	6,407	5,609	5,178	348	232	40,703

*Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses related to a litigation settlement, a $4.5 million charge for asset impairments, of which $4.4 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.8 million, $84.5 million, $9.9 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased by $0.9 million and $0.5 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $5.8 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.2 million of property and equipment, $60.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $37.4 million in depreciation expense for the six months ended July 30, 2016.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•
Fashion trends that affect the sales or product margins of the Company's retail product offerings as well as the lack of new fashion trends that might drive business, and the Company's ability to respond to fashion shifts quickly and effectively.

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•
Deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, especially in view of the Company's recent market valuation.

•	The effectiveness of the Company's omnichannel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, including weakness related to planned closings of anchor, and department and other stores and other factors, and the extent and pace of growth of online shopping.

•	Risks related to the potential for terrorist events, especially in malls and shopping districts.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Effects on local consumer demand or on the national economy related to Hurricane Harvey or other hurricanes or natural disasters.

•	Competition in the Company's markets, including online.

•	Imposition of tariffs on imported products.

•	Changes in buying patterns by significant wholesale customers.

•	Inability of wholesale customers or consumers to obtain credit.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products and results of operations.

•	The effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, changes in partnerships between professional and collegiate sports organizations and the vendors that provide their uniforms and merchandise at retail, and other sports-related events or changes, including the timing of major sporting events, that may affect the Company's Lids Sports Group retail businesses, including period-to-period comparisons.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports Group, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at July 29, 2017, the Company operated 2,745 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the six months ended July 29, 2017 and July 30, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,075 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,500 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20's to mid 30's. These stores average approximately 2,125 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,900 square feet. With the 36 Little Burgundy stores, Journeys Group now operates 82 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,925 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. The Schuh Group also sells footwear through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 145 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of July 29, 2017, the Company operated 124 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. As of July 29, 2017, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) improving comparable sales, both in stores and digital commerce, 2) increasing the Company's store base in its newer concepts and opportunistically in more mature concepts, 3) expanding retail square footage in proven locations with upside opportunity, 4) increasing operating margin and 5) enhancing the value of its brands. As a result of the degree of penetration of many of our concepts in their current geographic markets and the increasing trend of consumer purchases through e-commerce channels, the Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, and has enhanced its investments in technology and infrastructure to support omnichannel retailing.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part II, Item 1A, Risk Factors and Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales decreased 1.4% during the second quarter of Fiscal 2018 compared to the same quarter of Fiscal 2017. The decrease reflected a 5% decrease in Lids Sports Group and a 33% decrease in Licensed Brands, partially offset by a 3% increase in Journeys Group and a 1% increase in Schuh Group, while Johnston & Murphy Group remained flat. Excluding last year's sales from SureGrip, which the Company sold in December 2016, and the devaluation of the pound versus the dollar, total sales were flat for the second quarter of Fiscal 2018. Gross margin as a percentage of net sales decreased to 49.7% during the second quarter of Fiscal 2018, compared to 50.3% for the same period last year, reflecting decreased gross margin in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by increased margin in Schuh Group and Johnston & Murphy Group. Selling and administrative expenses increased to 50.0% of net sales during the second quarter of Fiscal 2018 from 48.4% for the same quarter of Fiscal 2017, reflecting increases in expenses as a percentage of net sales in all of the Company's business segments, except Licensed Brands, while Corporate expense remained flat. Earnings (loss) from operations decreased as a percentage of net sales to (0.3%) during the second quarter of Fiscal 2018 compared to 3.2% in the same quarter of Fiscal 2017, reflecting decreased earnings from operations as a percentage of net sales in all of the Company's business segments.

Significant Developments

Goodwill and Other Intangibles
As required under ASC 350 Intangibles - Goodwill and Other (“ASC 350”), the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter. In the second quarter of Fiscal 2018, the Company concluded that it was appropriate to assess the recoverability of the carrying values of goodwill for the Lids Sports Group and Schuh Group reporting units as a result of (i) the continuation of adverse business trends and failure to meet financial projections, particularly in the Lids Sports Group reporting unit and (ii) a decline in stock price. In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our prior year annual evaluation of goodwill, the Company determined that the fair value of the Lids Sports Group and Schuh Group reporting units exceeded the carrying value of the reporting units’ assets by approximately 15% and 28%, respectively. As of the second quarter this year, to assess whether an impairment was “more likely or not”, the Company performed quantitative and qualitative analysis as to whether the current year performance of the reporting units and changes in financial projections would change the conclusions reached as a result of the prior year analysis. These analyses included updating the discounted cash flow model and reassessing the discount rate used in the prior year. To assess the reasonableness of the revised valuations, the Company also reconciled the aggregate fair values of the individual reporting units to the Company’s market capitalization. Based upon the results of these analyses, the Company concluded that it was not “more likely than not” that an impairment had occurred as of the end of the second quarter this year. However, further downward revisions of long-term performance assumptions, decreases in the Company's stock price, or increases in the assumed long-term discount rate could represent additional indicators of impairment which could result in impairment charges in the future.

Asset Impairment and Other Charges
The Company recorded pretax charges of $0.1 million and $0.2 million in the second quarter and first six months of Fiscal 2018, respectively, for retail store asset impairments.

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

Results of Operations - Second Quarter Fiscal 2018 Compared to Fiscal 2017

The Company's net sales in the second quarter ended July 29, 2017 decreased 1.4% to $616.5 million from $625.6 million in the second quarter ended July 30, 2016, reflecting decreased net sales in Lids Sports Group and Licensed Brands, partially offset by increased net sales in Journeys Group and Schuh Group, while Johnston & Murphy Group sales remained flat. Excluding last year's sales from SureGrip, which the Company sold in December 2016, and the devaluation of the pound versus the dollar, total sales were flat for the second quarter of Fiscal 2018. Comparable sales were flat for the second quarter of Fiscal 2018, which included a decrease of 2% in same store sales and an increase of 30% in comparable direct sales. Gross margin decreased 2.6% to $306.5 million in the second quarter of Fiscal 2018 from $314.7 million in the same period last year and decreased as a percentage of net sales from 50.3% to 49.7%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by increased gross margin as a percentage of net sales in Schuh Group and Johnston & Murphy Group. Selling and administrative expenses in the second quarter of Fiscal 2018 increased 1.9% and increased as a percentage of net sales from 48.4% to 50.0%, reflecting increased expenses as a percentage of net sales in all of the Company's business segments except Licensed Brands, while Corporate expense was flat. The increase in selling and administrative expense as a percentage of net sales reflects in part the largely fixed nature of store-level expenses in periods when same store sales decline. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the second quarter ended July 29, 2017 was a loss of ($3.3) million compared to earnings of $21.2 million for the second quarter ended July 30, 2016. The pretax loss for the second quarter ended July 29, 2017 included an asset impairment and other charge of $0.1 million for retail store asset impairments. Pretax earnings for the second quarter ended July 30, 2016 included an asset impairment and other gain of $7.9 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments.

The net loss for the second quarter ended July 29, 2017 was ($3.9) million ($0.20 diluted loss per share) compared to net earnings of $14.6 million ($0.72 diluted earnings per share) for the second quarter ended July 30, 2016. The Company recorded an effective income tax rate of (18.9)% in the second quarter of Fiscal 2018 compared to 31.6% in the same period last year. The tax rate for the second quarter of Fiscal 2018 was impacted by $2.2 million of tax expense due to the impact of ASU 2016-09 related to the vesting of stock grants. This year's tax rate was favorably impacted by a $0.5 million return to provision adjustment. Last year's tax rate was favorably impacted primarily due to the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

Journeys Group

	Three Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$258,953	$252,134	2.7%
Earnings (loss) from operations	$(2,194)	$4,481	NM
Operating margin	(0.8)%	1.8%

Net sales from Journeys Group increased 2.7% to $259.0 million for the second quarter ended July 29, 2017, compared to $252.1 million for the same period last year. The increase reflects a 1% increase in comparable sales and a 2% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 6% increase in the average price per pair of shoes, while footwear unit sales decreased 6%. Journeys Group operated 1,247 stores at the end of the second quarter of Fiscal 2018, including 240 Journeys Kidz stores, 35 Shi by Journeys stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,230 stores at the end of the second quarter last year, including 208 Journeys Kidz stores, 44 Shi by Journeys stores, 41 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group had a loss from operations of ($2.2) million for the second quarter ended July 29, 2017 compared to earnings of $4.5 million for the second quarter ended July 30, 2016. The decrease was due to (i) decreased gross margin as a percentage of net sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, and (ii) increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily rent and selling salaries.

Schuh Group

	Three Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$97,625	$96,960	0.7%
Earnings from operations	$4,538	$5,693	(20.3)%
Operating margin	4.6%	5.9%

Net sales from Schuh Group increased 0.7% to $97.6 million for the second quarter ended July 29, 2017, compared to $97.0 million for the second quarter ended July 30, 2016. The increase reflects primarily a 3% increase in comparable sales and a 5% increase in the average number of Schuh stores operated, primarily offset by a decrease of $6.8 million in sales due to changes in foreign exchange rates. Schuh Group operated 131 stores at the end of the second quarter of Fiscal 2018, compared to 126 stores at the end of the second quarter of Fiscal 2017.

Schuh Group earnings from operations decreased 20.3% to $4.5 million for the second quarter ended July 29, 2017 compared to $5.7 million for the second quarter ended July 30, 2016. The decrease in earnings this year reflects increased expenses as a percentage of net sales due to foreign exchange gains in the prior year and increased store-related expenses, primarily rent expense and selling salaries, partially offset by decreased depreciation and bonus expense. The decrease in earnings as a result of increased expenses was partially offset by increased gross margin as a percentage of net sales, primarily due to improved margins from certain product categories partially offset by increased shipping and warehouse expense.

Lids Sports Group

	Three Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$180,230	$188,912	(4.6)%
Earnings from operations	$3,040	$7,132	(57.4)%
Operating margin	1.7%	3.8%

Net sales from Lids Sports Group decreased 4.6% to $180.2 million for the second quarter ended July 29, 2017, compared to $188.9 million for the same period last year. The decrease reflects primarily a decrease of 6% in the average number of Lids Sports Group stores operated, excluding leased departments, and a comparable sales decrease of 2% in the second quarter of Fiscal 2018. Comparable sales reflects a 3% decrease in comparable store hat units sold, while the average price per hat was flat for the second quarter of Fiscal 2018. Lids Sports Group operated 1,188 stores at the end of the second quarter of Fiscal 2018, including 113 Lids stores in Canada, 198 Lids Locker Room and Clubhouse stores, which includes 32 Locker Room stores in Canada, and 124 Locker Room by Lids leased departments in Macy's, compared to 1,275 stores at the end of the second quarter last year, including 112 Lids stores in Canada, 220 Lids Locker Room and Clubhouse stores, which includes 36 Locker Room stores in Canada, and 150 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations decreased 57.4% to $3.0 million for the second quarter ended July 29, 2017 compared to $7.1 million for the second quarter ended July 30, 2016. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased promotional activity and increased shipping and warehouse expense, and (iii) increased expenses as a percentage of net sales reflecting increased e-commerce related expense, increased professional fees due to the installation of a software-as-a-service system, and the inability to leverage expenses due to the negative comparable sales for the quarter.

Johnston & Murphy Group

	Three Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$64,860	$65,151	(0.4)%
Earnings from operations	$1,547	$2,255	(31.4)%
Operating margin	2.4%	3.5%

Johnston & Murphy Group net sales decreased 0.4% to $64.9 million for the second quarter ended July 29, 2017 from $65.2 million for the second quarter ended July 30, 2016, reflecting primarily a 1% decrease in comparable sales and a 6% decrease in Johnston & Murphy Group wholesale sales, partially offset by a 3% increase in the average number of stores operated for Johnston & Murphy retail operations. Unit sales for the Johnston & Murphy wholesale business decreased 2% in the second quarter of Fiscal 2018 and the average price per pair of shoes decreased 4% for the same period. Retail operations accounted for 73.2% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2018, up from 71.5% in the second quarter last year. Comparable sales reflected a 2% decrease in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations decreased 1%. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2018 was 179 stores, including seven stores in Canada, compared to 174 stores, including seven stores in Canada, at the end of the second quarter of Fiscal 2017.

Johnston & Murphy Group earnings from operations for the second quarter ended July 29, 2017 decreased 31.4% to $1.5 million compared to $2.3 million for the same period last year. The decrease was primarily attributable to increased expenses as a percentage of net sales, due primarily to increased store related expenses, primarily rent expense and selling salaries, reflecting the impact of negative leverage from the negative comparable sales and increased compensation and marketing expenses, partially offset by decreased bonus expense. The decrease in earnings due to increased expenses was also partially offset by increased gross margin as percentage of net sales due to changes in sales mix as wholesale sales, which carry lower gross margins, decreased and initial margins improved due to higher selling prices and decreased markdowns.

Licensed Brands

	Three Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$14,697	$22,100	(33.5)%
Earnings (loss) from operations	$(1,051)	$234	NM
Operating margin	(7.2)%	1.1%

Licensed Brands' net sales decreased 33.5% to $14.7 million for the second quarter ended July 29, 2017, from $22.1 million for the same period last year, reflecting the loss of sales for SureGrip footwear, which was sold in December of 2016, decreased sales of Dockers footwear, reflecting the difficult retail environment for dress casual and casual shoes as wholesale customers are favoring athletic products, and the Company's decision to exit a small footwear license. Unit sales for Dockers footwear decreased 10% for the second quarter of Fiscal 2018 and the average price per pair of Dockers shoes decreased 3% compared to the same period last year.

Licensed Brands had a loss from operations of ($1.1) million for the second quarter of Fiscal 2018, compared to earnings of $0.2 million for the second quarter of Fiscal 2017, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and reduced margins obtained on the sell-off of the remaining inventory on an expiring license plus increased margin assistance compared to last year due to the difficult retail environment for dress casual and casual shoes.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended July 29, 2017 was $7.9 million compared to corporate earnings of $0.2 million for the second quarter ended July 30, 2016. Corporate expense in the second quarter of Fiscal 2018 included $0.1 million in asset impairment and other charges, which related to retail store asset impairments. Corporate earnings in the second quarter of Fiscal 2017 included a $7.9 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses resulting from a litigation settlement, partially offset by retail store asset impairments. Corporate expenses were basically flat, excluding asset impairment and other charges, but reflect increased professional fees, mostly offset by decreased foreign exchange losses and other corporate expenses.

Net interest expense decreased 4.4% from $1.3 million in the second quarter of Fiscal 2017 to $1.2 million for the second quarter of Fiscal 2018.

Results of Operations - Six Months Fiscal 2018 Compared to Fiscal 2017

The Company's net sales in the six months ended July 29, 2017 decreased 1.1% to $1.26 billion from $1.27 billion in the six months ended July 30, 2016, reflecting decreased net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by increased net sales in Schuh Group and Johnston & Murphy Group. Excluding last year's sales from SureGrip, which the Company sold in December 2016, and the devaluation of the pound versus the dollar, total sales would have increased 1% for the first six months of Fiscal 2018. Comparable sales were flat for the first six months of Fiscal 2018, which included a decrease of 3% in same store sales and an increase of 29% in comparable direct sales. Gross margin decreased 3.0% to $625.4 million in the first six months of Fiscal 2018 from $644.4 million in the same period last year and decreased as a percentage of net sales from 50.6% to 49.6%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by increased gross margin as a percentage of net sales in Schuh Group and Johnston & Murphy Group. Selling and administrative expenses in the first six months of Fiscal 2018 increased 2.2% and increased as a percentage of net sales from 47.9% to 49.6%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of net sales in Licensed Brands, while Schuh Group and Corporate expenses were flat. The increase in selling and administrative expense as a percentage of net sales reflects in part the largely fixed nature of store-level expenses in periods when same store sales decline. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings (loss) for the six months ended July 29, 2017 was a loss of ($1.6) million compared to earnings of $38.0 million for the six months ended July 30, 2016. The pretax loss for the six months ended July 29, 2017 included an asset impairment and other charge of $0.2 million for retail store asset impairments. Pretax earnings for the six months ended July 30, 2016 included an asset impairment and other gain of $4.4 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments and other legal matters. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments.

The net loss for the six months ended July 29, 2017 was ($3.1) million ($0.15 diluted loss per share) compared to net earnings of $25.0 million ($1.22 diluted earnings per share) for the six months ended July 30, 2016. The Company recorded an effective income tax rate of (75.3)% in the first six months of Fiscal 2018 compared to 34.0% in the same period last year. The tax rate for the first six months of Fiscal 2018 was impacted by $2.2 million of tax expense due to the impact of ASU 2016-09 related to the vesting of stock grants. This year's tax rate was favorably impacted by a return of $0.5 million to provision adjustment. Last year's tax rate was favorably impacted primarily due to the reversal of previously recorded charges related to a formerly uncertain tax position as a result of a vacated tax assessment.

Journeys Group

	Six Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$543,072	$546,355	(0.6)%
Earnings from operations	$5,278	$24,101	(78.1)%
Operating margin	1.0%	4.4%

Net sales from Journeys Group decreased 0.6% to $543.1 million for the six months ended July 29, 2017, compared to $546.4 million for the same period last year. The decrease reflects a 2% decrease in comparable sales, partially offset by a 2% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the six months and the last day of each fiscal month during the six months divided by seven). The comparable sales decrease reflected an 8% decrease in footwear unit sales, which the Company believes is attributable in part to decreased mall traffic as consumers shift shopping away from stores to digital, while the average price per pair of shoes increased 4% during the same period.

Journeys Group earnings from operations decreased 78.1% to $5.3 million for the six months ended July 29, 2017 compared to $24.1 million for the six months ended July 30, 2016. The decrease was primarily due to (i) decreased gross margin as a percentage of net sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, and (ii) increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily rent and selling salaries.

Schuh Group

	Six Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$174,081	$172,630	0.8%
Earnings from operations	$3,851	$3,032	27.0%
Operating margin	2.2%	1.8%

Net sales from Schuh Group increased 0.8% to $174.1 million for the six months ended July 29, 2017, compared to $172.6 million for the six months ended July 30, 2016. The increase reflects primarily a 6% increase in comparable sales and a 5% increase in the average number of Schuh stores operated, primarily offset by a decrease of $17.0 million in sales due to changes in foreign exchange rates.

Schuh Group earnings from operations increased 27.0% to $3.9 million for the six months ended July 29, 2017 compared to $3.0 million for the six months ended July 30, 2016. The increase in earnings this year reflects increased gross margin as a percentage of net sales, primarily due to improved margins from certain product categories partially offset by increased shipping and warehouse expense. Expenses as a percentage of net sales were flat, but reflected increases in expense due to foreign exchange gains in the prior year compared to losses this year, mostly offset by decreased depreciation expense.

Lids Sports Group

	Six Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$357,131	$368,288	(3.0)%
Earnings from operations	$1,254	$13,169	(90.5)%
Operating margin	0.4%	3.6%

Net sales from Lids Sports Group decreased 3.0% to $357.1 million for the six months ended July 29, 2017, compared to $368.3 million for the same period last year. The decrease reflects primarily a decrease of 6% in the average number of Lids Sports Group stores operated, excluding leased departments, and a comparable sales decrease of 1% in the first six months of Fiscal 2018. Comparable sales reflects a 2% decrease in the average price per hat, while comparable store hat units sold were flat for the first six months of Fiscal 2018.

Lids Sports Group earnings from operations decreased 90.5% to $1.3 million for the six months ended July 29, 2017 compared to $13.2 million for the six months ended July 30, 2016. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased promotional activity and increased shipping and warehouse expense, and (iii) increased expenses as a percentage of net sales, reflecting increased e-commerce related expense, increased professional fees due to the installation of a software-as-a-service system, and increased compensation, benefit and depreciation expenses, partially offset by decreased bonus expense.

Johnston & Murphy Group

	Six Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$137,653	$135,126	1.9%
Earnings from operations	$5,367	$7,097	(24.4)%
Operating margin	3.9%	5.3%

Johnston & Murphy Group net sales increased 1.9% to $137.7 million for the six months ended July 29, 2017 from $135.1 million for the six months ended July 30, 2016, reflecting primarily a 3% increase in the average number of stores operated for Johnston & Murphy retail operations and a 2% increase in Johnston & Murphy Group wholesale sales, partially offset by a 2% decrease in comparable sales. Unit sales for the Johnston & Murphy wholesale business increased 6% in the first six months of Fiscal 2018, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 70.0% of Johnston & Murphy Group's sales in the first six months of Fiscal 2018, down from 70.2% in the first six months last year. Comparable sales reflected a 3% decrease in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations decreased 2%.

Johnston & Murphy Group earnings from operations for the six months ended July 29, 2017 decreased 24.4% to $5.4 million compared to $7.1 million for the same period last year. The decrease was primarily attributable to increased expenses as a percentage of net sales, due primarily to increased store related expenses, primarily rent expense and selling salaries, reflecting the impact of negative leverage from the negative comparable sales, and increased compensation and marketing expenses, partially offset by decreased bonus expense.

Licensed Brands

	Six Months Ended
	July 29, 2017	July 30, 2016	% Change
	(dollars in thousands)
Net sales	$47,707	$51,566	(7.5)%
Earnings from operations	$1,224	$2,087	(41.4)%
Operating margin	2.6%	4.0%

Licensed Brands' net sales decreased 7.5% to $47.7 million for the six months ended July 29, 2017, from $51.6 million for the same period last year, reflecting the loss of sales for SureGrip footwear, which was sold in December of 2016. Unit sales for Dockers footwear increased 16% for the first six months of Fiscal 2018, while the average price per pair of Dockers shoes decreased 6% compared to the same period last year.

Licensed Brands' earnings from operations decreased 41.4% to $1.2 million for the first six months of Fiscal 2018, compared to $2.1 million for the first six months of Fiscal 2017, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and changes in product mix and increased margin assistance in the remaining businesses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the six months ended July 29, 2017 was $16.2 million compared to $11.6 million for the six months ended July 30, 2016. Corporate expense in the first six months of Fiscal 2018 included $0.2 million in asset impairment and other charges, which related to retail store asset impairments. Corporate expense in the first six months of Fiscal 2017 included a $4.4 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses resulting from a litigation settlement, partially offset by retail store asset impairments and other legal matters. Corporate expenses were basically flat, excluding asset impairment and other charges, but reflect increased professional fees and foreign exchange losses, mostly offset by decreased bonus expense and other corporate expenses.

Net interest expense was flat at $2.4 million in the first six months of Fiscal 2018 compared to the same period last year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	July 29, 2017	January 28, 2017	July 30, 2016
	(dollars in millions)
Cash and cash equivalents	$43.5	$48.3	$41.5
Working capital	$485.6	$407.6	$413.3
Long-term debt (including current portion)	$190.9	$82.9	$135.6

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $24.8 million in the first six months of Fiscal 2018 compared to cash provided by operating activities of $34.1 million in the first six months of Fiscal 2017. The $58.9 million decrease in cash flow from operating activities from last year primarily reflects a decrease in cash flow from changes in accounts payable and prepaids and other current assets of $48.3 million and $12.1 million, respectively, and decreased net earnings of $28.1 million, partially offset by an increase in cash flow from changes in inventory of $32.7 million. The $48.3 million decrease in cash flow from accounts payable primarily reflects changes in buying patterns including an increased level of inventory purchases from vendors with shorter payment terms. The $12.1 million decrease in cash flow from prepaids and other current assets reflects changes in prepaid taxes and prepaid catalog expense. The $32.7 million increase in cash flow from inventory reflects a reduction in the growth in inventory in all of the Company's business segments, except Schuh Group, on a year over year basis.

The $101.4 million increase in inventories at July 29, 2017 from January 28, 2017 levels reflected seasonal increases in most business units, partially offset by decreased inventory in Licensed Brands.

Accounts receivable at July 29, 2017 decreased by $2.8 million compared to January 28, 2017, due to decreased wholesale sales.

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

There were $11.8 million in UK term loans and $16.8 million in UK revolver loans outstanding at July 29, 2017. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at July 29, 2017. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings outstanding averaged $109.5 million during the six months ended July 29, 2017 and revolver borrowings outstanding averaged $64.9 million during the six months ended July 30, 2016, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first six months of each year. The borrowings outstanding during the first six months of Fiscal 2018 reflect increased funds borrowed to fund the decreased cash flow from operations and increased capital expenditures as well as stock repurchases made in the first quarter of Fiscal 2018.

There were $11.2 million of letters of credit outstanding and $162.3 million of revolver borrowings outstanding, including $21.1 million (£16.1 million) related to Genesco (UK) Limited and $44.2 million (C$55.0 million) related to GCO Canada, under the Credit Facility at July 29, 2017. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $226.5 million at July 29, 2017. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at July 29, 2017.
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

The Company's contractual obligations at July 29, 2017 increased approximately 12% from January 28, 2017 due primarily to increased long-term debt and increased lease obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2018 are expected to be approximately $135 million to $140 million. These include retail capital expenditures of approximately $125 million to $130 million to open approximately 16 Journeys stores, including two in Canada, 25 Journeys Kidz stores, four Little Burgundy stores in Canada, seven Schuh stores, six Johnston & Murphy shops and factory stores and 24 Lids Sports Group stores, including 23 Lids stores, with six stores in Canada, and one Lids Locker Room store, and to complete approximately 235 major store renovations. In addition, retail capital expenditures include $33 million for the expansion of the Journeys Group's warehouse. The planned amount of capital expenditures in Fiscal 2018 for wholesale operations and other purposes is approximately $10 million, including approximately $5 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2018. The approximately $2.2 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $43.5 million, $48.3 million and $41.5 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively, of which approximately $14.8 million, $22.9 million and $11.8 million was held by the Company's foreign subsidiaries as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares during the three months ended July 29, 2017 and repurchased 275,300 shares of common stock during the six months ended July 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 309,105 shares of common stock for $20.0 million and 1,409,005 shares of common stock for $93.4 million during the three and six months ended July 30, 2016, respectively.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million for the second quarter of Fiscal 2018 and 2017, respectively, and $0.3 million and $0.1 million for the first six months of Fiscal 2018 and 2017, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $11.9 million of outstanding U.K. term loans at a weighted average interest rate of 2.83% as of July 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $11.9 million term loans. The Company has $16.8 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.33% as of July 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $16.8 million revolver borrowings. The Company has $162.3 million of outstanding revolver borrowings at a weighted average interest rate of 2.86% as of July 29, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $1.6 million on the $162.3 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at July 29, 2017. As a result, the Company considers the interest rate market risk implicit in these investments at July 29, 2017 to be low.

Accounts Receivable - The Company's accounts receivable balance at July 29, 2017 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 19% and one customer accounted for 10%, while no other customer accounted for more than 9% of the Company's total trade receivables balance as of July 29, 2017. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first six months of Fiscal 2018 were negatively impacted by $17.0 million due to the decline in foreign exchange rates and Schuh Group's earnings from operations were negatively impacted by $0.2 million.

Summary - Based on the Company's overall market interest rate exposure at July 29, 2017, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2018 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the six months ended July 29, 2017 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of July 29, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2017
4-30-17 to 5-27-17	—	$—	—	$—

June 2017
5-28-17 to 6-24-17	—	$—	—	$—

July 2017
6-25-17 to 7-29-17(1)	50,957	$33.66	—	$—

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: September 7, 2017