Form 10-Q
period 2017-10-28
GENESCO INC
filed 2017-12-07
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 367-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company; or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 24, 2017, 19,913,201 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Assets	October 28, 2017	January 28, 2017	October 29, 2016
Current Assets:
Cash and cash equivalents	$50,740	$48,301	$30,520
Accounts receivable, net of allowances of $4,349 at Oct. 28, 2017,
$3,073 at Jan. 28, 2017 and $3,731 at Oct. 29, 2016	52,704	43,525	55,109
Inventories	697,949	563,677	719,975
Prepaids and other current assets	73,895	61,470	65,090
Total current assets	875,288	716,973	870,694

Property and equipment:
Land	7,879	7,773	7,667
Buildings and building equipment	56,071	52,673	49,740
Computer hardware, software and equipment	196,955	179,948	180,654
Furniture and fixtures	170,795	167,881	164,187
Construction in progress	70,210	33,660	32,181
Improvements to leased property	430,032	410,116	402,778
Property and equipment, at cost	931,942	852,051	837,207
Accumulated depreciation	(553,459)	(521,440)	(515,427)
Property and equipment, net	378,483	330,611	321,780
Deferred income taxes	41,451	13,372	14,620
Goodwill	93,440	271,222	269,115
Trademarks, net of accumulated amortization of $5,582 at Oct. 28,
2017, $5,574 at Jan. 28, 2017 and $5,516 at Oct. 29, 2016	85,580	84,327	83,601
Other intangibles, net of accumulated amortization of $16,928 at
Oct. 28, 2017, $16,200 at Jan. 28, 2017 and $16,127 at Oct. 29, 2016	1,890	2,392	2,796
Other noncurrent assets	22,351	22,102	21,765
Total Assets	$1,498,483	$1,440,999	$1,584,371

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, except share amounts)

Liabilities and Equity	October 28, 2017	January 28, 2017	October 29, 2016
Current Liabilities:
Accounts payable	$244,366	$170,751	$247,282
Accrued employee compensation	17,799	31,128	23,434
Accrued other taxes	19,151	23,101	19,828
Accrued income taxes	24,907	7,568	2,956
Current portion – long-term debt	2,207	9,175	12,172
Other accrued liabilities	69,242	64,333	63,742
Provision for discontinued operations	1,822	3,330	2,866
Total current liabilities	379,494	309,386	372,280
Long-term debt	221,372	73,730	214,076
Pension liability	5,878	6,265	9,283
Deferred rent and other long-term liabilities	135,632	127,384	121,286
Provision for discontinued operations	1,707	1,713	1,713
Total liabilities	744,083	518,478	718,638
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,052	1,060	1,065
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
October 28, 2017 – 20,401,665/19,913,201
January 28, 2017 – 20,354,272/19,865,808
October 29, 2016 – 20,359,129/19,870,665	20,402	20,354	20,359
Additional paid-in capital	247,504	237,677	234,184
Retained earnings	545,624	731,111	684,574
Accumulated other comprehensive loss	(44,018)	(51,292)	(58,260)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	752,707	921,053	864,065
Noncontrolling interest – non-redeemable	1,693	1,468	1,668
Total equity	754,400	922,521	865,733
Total Liabilities and Equity	$1,498,483	$1,440,999	$1,584,371

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$716,759	$710,822	$1,976,633	$1,985,172
Cost of sales	362,761	355,187	997,215	985,103
Selling and administrative expenses	322,740	314,698	947,199	925,603
Goodwill impairment	182,211	—	182,211	—
Asset impairments and other, net	1,446	589	1,623	(3,799)
Earnings (loss) from operations	(152,399)	40,348	(151,615)	78,265
Gain on sale of Lids Team Sports	—	—	—	(2,485)
Interest expense, net:
Interest expense	1,454	1,489	3,883	3,968
Interest income	3	(1)	—	(37)
Total interest expense, net	1,457	1,488	3,883	3,931
Earnings (loss) from continuing operations before income taxes	(153,856)	38,860	(155,498)	76,819
Income tax expense	10,950	12,912	12,186	25,803
Earnings (loss) from continuing operations	(164,806)	25,948	(167,684)	51,016
Provision for discontinued operations, net	(15)	(53)	(200)	(133)
Net Earnings (Loss)	$(164,821)	$25,895	$(167,884)	$50,883

Basic earnings (loss) per common share:
Continuing operations	$(8.55)	$1.30	$(8.73)	$2.51
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Net earnings (loss)	$(8.56)	$1.30	$(8.74)	$2.51
Diluted earnings (loss) per common share:
Continuing operations	$(8.55)	$1.30	$(8.73)	$2.50
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net earnings (loss)	$(8.56)	$1.30	$(8.74)	$2.49

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings (loss)	$(164,821)	$25,895	$(167,884)	$50,883
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.1 and $0.0 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and $0.2 million for each of the nine months ended October 28, 2017 and October 29, 2016	125	119	383	375
Postretirement liability adjustments, net of tax of $0.0 million for both the three and nine months ended October 28, 2017 and October 29, 2016	21	15	64	45
Foreign currency translation adjustments	(1,358)	(11,289)	6,827	(16,067)
Total other comprehensive income (loss)	(1,212)	(11,155)	7,274	(15,647)
Comprehensive income (loss)	$(166,033)	$14,740	$(160,610)	$35,236

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(164,821)	$25,895	$(167,884)	$50,883
Adjustments to reconcile net earnings (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,984	18,596	57,530	56,519
Amortization of deferred note expense and debt discount	180	207	565	633
Deferred income taxes	(29,629)	12,284	(28,347)	13,893
Provision on accounts receivable	84	14	243	261
Gain on sale of business	—	—	—	(2,485)
Impairment of goodwill	182,211	—	182,211	—
Impairment of long-lived assets	510	579	687	5,032
Restricted stock expense	3,406	3,379	10,141	10,032
Provision for discontinued operations	25	86	328	218
Other	1,494	381	1,838	1,458
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(13,463)	(9,090)	(10,657)	(8,673)
Inventories	(29,775)	(62,179)	(131,220)	(196,353)
Prepaids and other current assets	9,614	3,069	(11,627)	(6,074)
Accounts payable	4,719	(15,698)	77,334	105,192
Other accrued liabilities	25,924	(10,817)	(496)	(31,110)
Other assets and liabilities	2,770	(2,948)	6,808	(1,608)
Net cash provided by (used in) operating activities	12,233	(36,242)	(12,546)	(2,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,727)	(24,817)	(104,063)	(65,520)
Acquisitions, net of cash acquired	—	—	—	(22)
Payments related to asset sales and sale of business	—	477	238	(68)
Net cash used in investing activities	(36,727)	(24,340)	(103,825)	(65,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(412)	—	(8,430)	(4,990)
Borrowings under revolving credit facility	114,696	191,048	439,683	261,042
Payments on revolving credit facility	(80,215)	(94,214)	(294,497)	(133,643)
Share repurchases	—	(39,835)	(17,878)	(143,923)
Change in overdraft balances	(2,558)	(4,079)	(1,931)	(9,839)
Exercise of stock options	—	445	—	1,018
Other	(143)	(2,842)	1,071	(3,125)
Net cash provided by (used in) financing activities	31,368	50,523	118,018	(33,460)
Effect of foreign exchange rate fluctuations on cash	346	(887)	792	(1,516)
Net Increase (Decrease) in Cash and Cash Equivalents	7,220	(10,946)	2,439	(102,768)
Cash and cash equivalents at beginning of period	43,520	41,466	48,301	133,288
Cash and cash equivalents at end of period	$50,740	$30,520	$50,740	$30,520
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,233	$591	$3,338	$2,475
Income taxes	3,442	282	27,586	34,817

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In Thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2016	$1,077	$22,323	$224,004	$768,222	$(42,613)	$(17,857)	$1,627	$956,783
Net earnings	—	—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	1,060	20,354	237,677	731,111	(51,292)	(17,857)	1,468	922,521
Net earnings (loss)		—	—	(167,884)	—	—	—	(167,884)
Other comprehensive income	—	—	—	—	7,274	—	—	7,274
Employee and non-employee restricted stock	—	—	10,141	—	—	—	—	10,141
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,715)	—	—	—	(1,715)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	(8)	17	(8)	—	—	—	—	1
Noncontrolling interest – earnings	—	—	—	—	—	—	225	225
Balance October 28, 2017	$1,052	$20,402	$247,504	$545,624	$(44,018)	$(17,857)	$1,693	$754,400

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com. Including both the footwear businesses and the Lids Sports Group business, at October 28, 2017, the Company operated 2,727 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the nine months ended October 28, 2017 and October 29, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip®Footwear, which was sold in

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation with respect to fixed assets. In order to categorize the fixed assets of Schuh Group comparable to the Company's other business segments, $44.0 million and $42.0 million was reclassed from furniture and fixtures to leasehold improvements as of January 28, 2017 and October 29, 2016, respectively.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $50.7 million, $48.3 million and $30.5 million as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively, of which approximately $4.4 million, $22.9 million and $5.4 million was held by the Company's foreign subsidiaries as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at October 28, 2017, January 28, 2017 and October 29, 2016. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At October 28, 2017, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At October 28, 2017, January 28, 2017 and October 29, 2016, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $34.7 million, $36.7 million and $35.2 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 17%, one customer accounted for 8% and two customers each accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of October 28, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $28.6 million, $25.4 million and $24.4 million at October 28, 2017, January 28, 2017 and October 29, 2016, respectively, and deferred rent of $57.0 million, $51.9 million and $50.5 million, each at October 28, 2017, January 28, 2017 and October 29, 2016, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.9 million, $10.3 million and $10.0 million as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at October 28, 2017 and January 28, 2017 are as follows:

Fair Values
In thousands	October 28, 2017		January 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$195,340	$195,902	$49,879	$50,396
UK Term Loans	11,406	11,632	19,230	19,541
UK Revolver Borrowings	16,833	17,055	13,796	13,956

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and (iii)
costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.4 million and $1.6 million for the third quarters of Fiscal 2018 and Fiscal 2017, respectively, and $4.2 million and $4.6 million for the first nine months of Fiscal 2018 and 2017, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Gift Cards
Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $0.5 million and $0.3 million for the third quarter of Fiscal 2018 and Fiscal 2017, respectively, and $0.9 million and $0.6 million for the first nine months of Fiscal 2018 and 2017, respectively. The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $14.9 million, $17.7 million and $14.5 million at October 28, 2017, January 28, 2017 and October 29, 2016, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $115.7 million and $113.3 million for the third quarters of Fiscal 2018 and Fiscal 2017, respectively, and $343.1 million and $336.7 million for the first nine months of Fiscal 2018 and 2017, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $20.3 million and $18.2 million for the third quarters of Fiscal 2018 and Fiscal 2017, respectively, and $56.8 million and $50.6 million for the first nine months of Fiscal 2018 and 2017, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $5.1 million, $1.2 million and $3.7 million at October 28, 2017, January 28, 2017 and October 29, 2016, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $1.0 million for each of the third quarters of Fiscal 2018 and Fiscal 2017, and $2.8 million and $2.7 million for the first nine months of Fiscal 2018 and 2017, respectively. During the first nine months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.1 million and $3.0 million for the third quarters of Fiscal 2018 and Fiscal 2017, respectively, and $7.5 million and $5.7 million for the first nine months of Fiscal 2018 and 2017, respectively. During the first nine months of Fiscal 2018 and Fiscal 2017, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net gain of $(0.1) million and a net loss of $0.4 million for the third quarter and first nine months of Fiscal 2018, respectively, and a net gain of $(0.4) million and $(1.9) million for the third quarter and first nine months of Fiscal 2017, respectively.

Other Comprehensive Income
The Comprehensive Income Topic of the Codification requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at October 28, 2017 consisted of $9.0 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $1.5 million, net of tax, and a cumulative foreign currency translation adjustment of $33.5 million.

The following table summarizes the components of accumulated other comprehensive loss for the nine months ended October 28, 2017:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 28, 2017	$(40,329)	$(10,963)	$(51,292)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6,352	—	6,352
Gain on intra-entity foreign currency transactions
(long-term investment nature)	475	—	475
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	732	732
Income tax expense	—	285	285
Current period other comprehensive income, net of tax	6,827	447	7,274
Balance October 28, 2017	$(33,502)	$(10,516)	$(44,018)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Condensed Consolidated Statements of Operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Income Taxes
The Company recorded an effective income tax rate of (7.1)% and 33.2% in the third quarter of Fiscal 2018 and 2017, respectively, and (7.8)% and 33.6% for the first nine months of Fiscal 2018 and 2017, respectively. The tax rate for the third quarter and first nine months of Fiscal 2018 was impacted by the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in the third quarter of Fiscal 2018. In addition, the tax rate for the nine months of Fiscal
2018 was impacted by $2.2 million of tax expense due to the impact of ASU 2016-09 related to the vesting of stock grants. The tax rate for the first nine months of Fiscal 2018 was favorably impacted by a $0.5 million return to provision adjustment. The tax rate for the third quarter and first nine months of Fiscal 2017 was favorably impacted reflecting the release of tax reserves and other items.

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2018, and the Company measured goodwill impairment in the third quarter of Fiscal 2018 under the provisions of ASC 350, "Intangibles - Goodwill and Other" ("ASC 350").

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASU 2016-09 in the first quarter of Fiscal 2018. Earnings per share decreased $0.11 per share for the nine months ended October 28, 2017 due to the impact of ASU 2016-09. The Company reclassified $3.4 million from operating activities to financing activities on the Condensed Consolidated Statements of Cash Flows for nine months ended October 29, 2016 representing the value of the shares withheld for taxes on the vesting of restricted stock.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 in the first quarter of Fiscal 2018 under the retrospective approach and, as such, the
Company reclassified $21.2 million and $23.9 million of deferred taxes from current to noncurrent on its Consolidated Balance Sheets as of January 28, 2017 and October 29, 2016, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

of revenues and cash flows from contracts with customers. ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this ASU for one year, which would be the beginning of our Fiscal 2019, or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Based on an evaluation of the standard as a whole, the Company has identified timing of catalog costs and timing of gift card breakage as the areas that will most likely be affected by the new revenue recognition guidance. The Company is continuing to assess all the impacts of the new standard and the design of internal control over financial reporting; however, based upon the materiality of the transactions that are impacted by the standard, adoption is not expected to have a material impact on its Condensed Consolidated Financial Statements and related disclosures. The Company expects to adopt this guidance in the first quarter of Fiscal 2019 using the modified retrospective approach.

Note 2
Goodwill, Other Intangible Assets and Sale of Business

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Lids Sports Group	Schuh Group	Journeys Group	Total Goodwill
Balance, January 28, 2017	$181,628	$79,769	$9,825	$271,222
Impairment charge	(182,211)	—	—	(182,211)
Effect of foreign currency exchange rates	583	3,666	180	$4,429
Balance, October 28, 2017	$—	$83,435	10,005	$93,440

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the third quarter of Fiscal 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last consideration of indicators of impairment in the second quarter of Fiscal 2018, underperformance relative to projected operating results, particularly in the Lids Sports Group reporting unit, and an increased competitive environment in the licensed sports business.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill, Other Intangible Assets and Sale of Business, Continued

In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our Fiscal 2017 annual evaluation of goodwill, the Company determined that the fair value of the Lids Sports Group and Schuh Group reporting units exceeded the carrying value of the reporting units’ assets by approximately 15% and 28%, respectively. Due to the identified indicators of impairment during the the third quarter of Fiscal 2018, the Company determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of its reporting units as required under ASC 350 and reconciled the aggregate fair values of the individual reporting units to the Company’s market capitalization.

Based upon the results of these analyses, the Company concluded the goodwill attributed to Lids Sports Group was fully impaired. As a result, the Company recorded a non-cash impairment charge of $182.2 million in the third quarter of Fiscal 2018.

In addition, as a result of the factors noted above, the Company evaluated the fair value of its trademarks during the third quarter of Fiscal 2018. The fair value of trademarks was determined based on the royalty savings approach. This analysis did not result in any trademark impairment.

Other Intangibles
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Oct. 28, 2017	Jan. 28, 2017	Oct. 28, 2017	Jan. 28, 2017	Oct. 28, 2017	Jan. 28, 2017	Oct. 28, 2017	Jan. 28, 2017
Gross other intangibles	$14,750	$14,625	$2,020	$1,958	$2,048	$2,009	$18,818	$18,592
Accumulated amortization	(13,406)	(12,938)	(2,020)	(1,956)	(1,502)	(1,306)	(16,928)	(16,200)
Net Other Intangibles	$1,344	$1,687	$—	$2	$546	$703	$1,890	$2,392

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.1 million and $0.3 million for the third quarters of Fiscal 2018 and 2017, respectively, and $0.2 million and $0.8 million for the first nine months of Fiscal 2018 and 2017, respectively. The amortization of intangibles, including trademarks, is expected to be $0.2 million, $0.1 million, $0.0 million, $0.0 million and $0.0 million for Fiscal 2018, 2019, 2020, 2021 and 2022, respectively.

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

The Company recorded pretax charges of $1.4 million in the third quarter of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.5 million for retail store asset impairments. The Company recorded pretax charges of $1.6 million in the first nine months of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.7 million for retail store asset impairments.

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 30, 2016	$15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017	5,043
Additional provision Fiscal 2018	328
Charges and adjustments, net	(1,842)
Balance October 28, 2017*	3,529
Current provision for discontinued operations	1,822
Total Noncurrent Provision for Discontinued Operations	$1,707

*Includes a $2.9 million environmental provision, including $1.8 million in current provision for discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	October 28, 2017	January 28, 2017
Raw materials	$—	$389
Wholesale finished goods	40,095	61,575
Retail merchandise	657,854	501,713
Total Inventories	$697,949	$563,677

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of October 28, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of April 29, 2017	$14	$—	$—	$14	$119
Measured as of July 29, 2017	—	—	—	—	58
Measured as of October 28, 2017	251	—	—	251	$510
Sub-total asset impairment YTD					$687

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.5 million and $0.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and nine months ended October 28, 2017, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$137	$137	$232	$166
Interest cost	818	1,028	89	67
Expected return on plan assets	(1,125)	(1,410)	—	—
Amortization:
Losses	206	195	33	23
Net amortization	206	195	33	23
Net Periodic Benefit Cost (Gain)	$36	$(50)	$354	$256

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$412	$412	$672	$496
Interest cost	2,460	3,090	264	199
Expected return on plan assets	(3,380)	(4,232)	—	—
Amortization:
Losses	628	616	105	73
Net amortization	628	616	105	73
Net Periodic Benefit Cost (Gain)	$120	$(114)	$1,041	$768

There is no cash contribution required for the pension plan in calendar 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	October 28, 2017			October 29, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$(164,806)			$25,948

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(164,806)	19,265	$(8.55)	25,948	19,912	$1.30

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			12
Employees' preferred stock(2)		—			38

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$(164,806)	19,265	$(8.55)	$25,948	19,962	$1.30

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the third quarter ended October 28, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the third quarter ended October 28, 2017. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the third quarter ended October 29, 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	October 28, 2017			October 29, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$(167,684)			$51,016

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(167,684)	19,202	$(8.73)	51,016	20,307	$2.51

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			54
Employees' preferred stock(2)		—			38

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$(167,684)	19,202	$(8.73)	$51,016	20,399	$2.50

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the nine months ended October 28, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the nine months ended October 28, 2017. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the nine months ended October 29, 2016.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company did not repurchase any shares of common stock during the three months ended October 28, 2017 and repurchased 275,300 shares of common stock during the nine months ended October 28, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 746,864 shares of common stock during the three months ended October 29, 2016 for $39.8 million and repurchased 2,155,869 shares of common stock during the nine months ended October 29, 2016 for $133.3 million.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $2.9 million as of October 28, 2017, $4.4 million as of January 28, 2017 and $3.9 million as of October 29, 2016. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at July 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million reflected in each of the third quarters of Fiscal 2018 and 2017, and $0.4 million and $0.2 million reflected in the first nine months of Fiscal 2018 and 2017, respectively. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the nine months ended October 28, 2017 and October 29, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H. S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, asset impairment charges and other, including major litigation and major lease terminations and goodwill impairment charges.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 28, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$333,506	$101,489	$181,347	$74,132	$26,208	$77	$716,759
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$333,506	$101,489	$181,347	$74,132	$26,208	$77	$716,759
Segment operating income (loss)	$24,283	$7,054	$1,991	$5,287	$1,153	$(8,510)	$31,258
Goodwill impairment*	—	—	—	—	—	(182,211)	(182,211)
Asset Impairments and other**	—	—	—	—	—	(1,446)	(1,446)
Earnings (loss) from operations	24,283	7,054	1,991	5,287	1,153	(192,167)	(152,399)
Interest expense	—	—	—	—	—	(1,454)	(1,454)
Interest income	—	—	—	—	—	(3)	(3)
Earnings (loss) from continuing operations before income taxes	$24,283	$7,054	$1,991	$5,287	$1,153	$(193,624)	$(153,856)
Total assets***	$524,563	$248,336	$396,877	$128,651	$34,817	$165,239	$1,498,483
Depreciation and amortization****	6,385	3,443	6,609	1,565	166	816	18,984
Capital expenditures	21,772	2,124	8,438	1,929	227	2,237	36,727

*Goodwill impairment charge of $182.2 million relates to Lids Sports Group.

**Asset Impairments and other charge includes a $0.9 million charge for losses related to Hurricane Maria and a $0.5 million charge for asset impairments, which includes $0.2 million each for Journeys Group and Lids Sports Group and $0.1 million for Schuh Group.

***Total assets for the Schuh Group and Journeys Group include $83.4 million and $10.0 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group increased by $3.7 million, and $0.2 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $378.5 million of property and equipment, $54.3 million and $21.4 million relate to property and equipment in the United Kingdom and Canada, respectively.

****Includes $18.9 million in depreciation expense for the three months ended October 28, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 29, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$314,159	90,087	$200,279	$72,115	$34,334	$124	$711,098
Intercompany Sales	—	—	—	—	(276)	—	(276)
Net sales to external customers	$314,159	$90,087	$200,279	$72,115	$34,058	$124	$710,822
Segment operating income (loss)	$25,656	$6,615	$8,173	$4,922	$2,689	$(7,118)	$40,937
Asset Impairments and other*	—	—	—	—	—	(589)	(589)
Earnings (loss) from operations	25,656	6,615	8,173	4,922	2,689	(7,707)	40,348
Interest expense	—	—	—	—	—	(1,489)	(1,489)
Interest income	—	—	—	—	—	1	1
Earnings (loss) from continuing operations before income taxes	$25,656	$6,615	$8,173	$4,922	$2,689	$(9,195)	$38,860
Total assets**	$453,352	222,796	$603,747	$131,966	$51,474	$121,036	$1,584,371
Depreciation and amortization***	5,971	3,191	6,728	1,513	255	938	18,596
Capital expenditures	11,262	2,174	9,126	1,625	262	368	24,817

*Asset Impairments and other includes a $0.6 million charge for assets impairments, which relates primarily to the Lids Sports Group.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.4 million, $77.3 million, $9.6 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased by $0.5 million and $0.2 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $13.0 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.8 million of property and equipment, $54.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $18.3 million in depreciation expense for the three months ended October 29, 2016.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 28, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$876,578	$275,570	$538,478	$211,785	$73,915	$307	$1,976,633
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$876,578	$275,570	$538,478	$211,785	$73,915	$307	$1,976,633
Segment operating income (loss)	$29,561	$10,905	$3,245	$10,654	$2,377	$(24,523)	$32,219
Goodwill impairment*	—	—	—	—	—	(182,211)	(182,211)
Asset Impairments and other**	—	—	—	—	—	(1,623)	(1,623)
Earnings (loss) from operations	29,561	10,905	3,245	10,654	2,377	(208,357)	(151,615)
Interest expense	—	—	—	—	—	(3,883)	(3,883)
Interest income	—	—	—	—	—	—	—
Earnings (loss) from continuing operations before income taxes	$29,561	$10,905	$3,245	$10,654	$2,377	$(212,240)	$(155,498)
Total assets***	$524,563	$248,336	$396,877	$128,651	$34,817	$165,239	$1,498,483
Depreciation and amortization****	19,208	10,190	20,278	4,709	503	2,642	57,530
Capital expenditures	65,623	7,555	23,410	4,440	388	2,647	104,063

*Goodwill impairment charge of $182.2 million relates to Lids Sports Group.

**Asset Impairments and other charge includes a $0.9 million charge for losses related to Hurricane Maria and a $0.7 million charge for asset impairments, which includes $0.3 million each for Journeys Group and Lids Sports Group and $0.1 million for Schuh Group.

***Total assets for the Schuh Group and Journeys Group include $83.4 million and $10.0 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group increased by $3.7 million and $0.2 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $378.5 million of property and equipment, $54.3 million and $21.4 million relate to property and equipment in the United Kingdom and Canada, respectively.

****Includes $57.3 million in depreciation expense for the nine months ended October 28, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 29, 2016	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	860,514	262,717	568,567	207,241	86,651	509	$1,986,199
Intercompany Sales	—	—	—	—	(1,027)	—	(1,027)
Net sales to external customers	$860,514	$262,717	$568,567	$207,241	$85,624	$509	$1,985,172
Segment operating income (loss)	49,757	9,647	21,342	12,019	4,776	(23,075)	$74,466
Asset Impairments and other*	—	—	—	—	—	3,799	3,799
Earnings (loss) from operations	49,757	9,647	21,342	12,019	4,776	(19,276)	78,265
Gain on sale of Lids Team Sports	—	—	—	—	—	2,485	2,485
Interest expense	—	—	—	—	—	(3,968)	(3,968)
Interest income	—	—	—	—	—	37	37
Earnings (loss) from continuing operations before income taxes	$49,757	$9,647	$21,342	$12,019	$4,776	$(20,722)	$76,819
Total assets**	453,352	222,796	603,747	131,966	51,474	121,036	$1,584,371
Depreciation and amortization***	17,983	10,685	19,663	4,460	762	2,966	56,519
Capital expenditures	34,191	8,581	14,735	6,803	610	600	65,520

*Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses related to a litigation settlement, a $5.0 million charge for asset impairments, of which $4.9 million is in the Lids Sports Group and $0.1 million is in the Journeys Group, and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $181.4 million, $77.3 million, $9.6 million and $0.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased by $0.5 million and $0.2 million, respectively, from January 30, 2016 and Schuh Group goodwill decreased by $13.0 million from January 30, 2016 due to foreign currency translation adjustments. Of the Company's $321.8 million of property and equipment, $54.2 million and $20.2 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $55.7 million in depreciation expense for the nine months ended October 29, 2016.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The timing and amount of non-cash asset impairments related to retail store fixed assets and intangible assets of acquired businesses.

•	The effectiveness of the Company's omnichannel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	The effects of proposed tax reform legislation on the Company's effective tax rate, including the potential for a significant, one-time non-cash charge to adjust the Company's deferred tax asset.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Effects on local consumer demand or on the national economy related to hurricanes or natural disasters.

•	Competition in the Company's markets, including online and including competition from some of the Company's vendors in both the licensed sports and footwear markets.

•
Fashion trends that affect the sales or product margins of the Company's retail product offerings as well as the lack of new fashion trends that might drive business, and the Company's ability to respond to fashion shifts quickly and effectively.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, including weakness related to planned closings of anchor, department and other stores and other factors, and the extent and pace of growth of online shopping.

•	Risks related to the potential for terrorist events, especially in malls and shopping districts.

•	Imposition of tariffs on imported products.

•	Changes in buying patterns by significant wholesale customers.

•
Bankruptcies or deterioration in the financial condition of significant wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company or the inability of wholesale customers or consumers to obtain credit.

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

•
The public's interest in various sports teams and leagues, the performance of athletic teams, the participants in major sporting events such as the Super Bowl and World Series, developments with respect to certain individual athletes, changes in partnerships between professional and collegiate sports organizations and the vendors that provide their uniforms and merchandise at retail, and other sports-related events or changes, including the timing of major sporting events, that may affect the Company's Lids Sports Group retail businesses, including period-to-period comparisons.

•
The Company's ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels.

•	Ability to attract and retain employees in a full employment environment.

•
Deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, including tax consequences related thereto, especially in view of the Company's recent market valuation.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for men’s footwear. The Company’s wholesale footwear brands are distributed to more than 1,275 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports Group, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at October 28, 2017, the Company operated 2,727 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the nine months ended October 28, 2017 and October 29, 2016, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd.; and other brands.

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

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 875 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,875 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 142 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of October 28, 2017, the Company operated 123 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in better malls and in airports throughout the United States. As of October 28, 2017, Johnston & Murphy operated seven stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department and independent specialty stores. Additionally, the Company sells the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. Similarly, consumers may choose to spend their disposable income in merchandise categories other than those the Company sells. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 1% during the third quarter of Fiscal 2018 compared to the same quarter of Fiscal 2017. The increase reflected a 13% increase in Schuh Group, a 6% increase in Journeys Group and a 3% increase in Johnston & Murphy Group, partially offset by a 9% decrease in Lids Sports Group and a 23% decrease in Licensed Brands. Gross margin as a percentage of net sales decreased to 49.4% during the third quarter of Fiscal 2018, compared to 50.0% for the same period last year, reflecting decreased gross margin in all of the Company's business segments, except Johnston & Murphy Group. Selling and administrative expenses increased to 45.0% of net sales during the third quarter of Fiscal 2018 from 44.3% for the same quarter of Fiscal 2017, reflecting increases in expenses as a percentage of net sales in all of the Company's business segments and Corporate, except Johnston & Murphy Group, which was flat for the quarter. During the third quarter of Fiscal 2018, the Company performed an interim review of goodwill impairment due to a significant decline in the Company's stock price and market capitalization for a sustained period. As a result, the Company recorded an impairment charge of $182.2 million for its Lids Sports Group in the third quarter. Earnings (loss) from operations decreased as a percentage of net sales to (21.3%) during the third quarter of Fiscal 2018 compared to 5.7% in the same quarter of Fiscal 2017, reflecting the goodwill impairment charge of $182.2 million and decreased earnings from operations as a percentage of net sales in all of the Company's business segments, except Johnston & Murphy Group.

Significant Developments

Goodwill Impairment
During the third quarter of Fiscal 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last consideration of indicators of impairment in the second quarter of Fiscal 2018, underperformance relative to projected operating results, particularly in the Lids Sports Group reporting unit, and an increased competitive environment in the licensed sports business.

In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our Fiscal 2017 annual evaluation of goodwill, the Company determined that the fair value of the Lids Sports Group and Schuh Group reporting units exceeded the carrying value of the reporting units’ assets by approximately 15% and 28%, respectively. Due to the identified indicators of impairment during the the third quarter of Fiscal 2018, the Company determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of its reporting units as required under ASC 350 and reconciled the aggregate fair values of the individual reporting units to the Company’s market capitalization.

Based upon the results of these analyses, the Company concluded the goodwill attributed to Lids Sports Group was fully impaired. As a result, the Company recorded a non-cash impairment charge of $182.2 million in the third quarter of Fiscal 2018.

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.4 million in the third quarter of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.5 million for retail store asset impairments. The Company recorded pretax charges of $1.6 million in the first nine months of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.7 million for retail store asset impairments.

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

Sale of Business
The Company recognized a pretax gain of $2.5 million during the third quarter of Fiscal 2017 on the sale of Lids Team Sports related to final working capital adjustments.

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

Results of Operations - Third Quarter Fiscal 2018 Compared to Fiscal 2017

The Company's net sales in the third quarter ended October 28, 2017 increased 1% to $716.8 million from $710.8 million in the third quarter ended October 29, 2016, reflecting increased net sales in Schuh Group, Journeys Group and Johnston & Murphy Group, partially offset by decreased net sales in Lids Sports Group and Licensed Brands. Comparable sales increased 1% for the third quarter of Fiscal 2018, which included a decrease of 2% in same store sales and an increase of 24% in comparable direct sales. Gross margin decreased 0.5% to $354.0 million in the third quarter of Fiscal 2018 from $355.6 million in the same period last year and decreased as a percentage of net sales from 50.0% to 49.4%, reflecting decreased gross margin in all of the Company's business segments, except Johnston & Murphy Group. Selling and administrative expenses in the third quarter of Fiscal 2018 increased 2.6% and increased as a percentage of net sales from 44.3% to 45.0%, reflecting increases in expenses as a percentage of net sales in all of the Company's business segments and Corporate, except Johnston & Murphy Group, which was flat for the quarter. The increase in selling and administrative expense as a percentage of net sales reflects in part the largely fixed nature of store-level expenses in periods when same store sales decline. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the third quarter ended October 28, 2017 was a loss of ($153.9) million compared to earnings of $38.9 million for the third quarter ended October 29, 2016. The pretax loss for the third quarter ended October 28, 2017 included a goodwill impairment charge of $182.2 million and an asset impairment and other charge of $1.4 million for losses related to Hurricane Maria and retail store asset impairments. Pretax earnings for the third quarter ended October 29, 2016 included an asset impairment and other charge of $0.6 million for retail store asset impairments.

The net loss for the third quarter ended October 28, 2017 was ($164.8) million ($8.56 diluted loss per share) compared to net earnings of $25.9 million ($1.30 diluted earnings per share) for the third quarter ended October 29, 2016. The Company recorded an effective income tax rate of (7.1)% and 33.2% in the third quarter of Fiscal 2018 and 2017, respectively. The tax rate for the third quarter of Fiscal 2018 was impacted by the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in the third quarter of Fiscal 2018. The tax rate for the third quarter of Fiscal 2017 was favorably impacted reflecting the release of tax reserves and other items.

Journeys Group

	Three Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$333,506	$314,159	6.2%
Earnings from operations	$24,283	$25,656	(5.4)%
Operating margin	7.3%	8.2%

Net sales from Journeys Group increased 6.2% to $333.5 million for the third quarter ended October 28, 2017, compared to $314.2 million for the same period last year. The increase reflects a 4% increase in comparable sales and a 1% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 1% increase in the average price per pair of shoes and a 1% increase in footwear unit sales. Journeys Group operated 1,237 stores at the end of the third quarter of Fiscal 2018, including 246 Journeys Kidz stores, 28 Shi by Journeys stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,237 stores at the end of the third quarter last year, including 218 Journeys Kidz stores, 40 Shi by Journeys stores, 42 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group earnings from operations decreased 5.4% to $24.3 million for the third quarter ended October 28, 2017 compared to $25.7 million for the third quarter ended October 29, 2016. Little Burgundy, the branded retail business the Company acquired in November 2015 in Canada, experienced losses in the third quarter of Fiscal 2018 related to the one-time conversion onto the Journeys systems which decreased margins and increased expenses in Little Burgundy. The decrease in earnings from operations for Journeys Group, including the impact of Little Burgundy discussed above, was due to (i) decreased gross margin as a percentage of net sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, and (ii) increased expenses as a percentage of net sales, reflecting increased selling salaries and advertising expenses, partially offset by decreased rent and credit card expenses.

Schuh Group

	Three Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$101,489	$90,087	12.7%
Earnings from operations	$7,054	$6,615	6.6%
Operating margin	7.0%	7.3%

Net sales from Schuh Group increased 12.7% to $101.5 million for the third quarter ended October 28, 2017, compared to $90.1 million for the third quarter ended October 29, 2016. The increase reflects primarily a 4% increase in comparable sales, a 5% increase in the average number of Schuh stores operated and an increase of $2.2 million in sales due to changes in foreign exchange rates. Schuh Group operated 132 stores at the end of the third quarter of Fiscal 2018, compared to 126 stores at the end of the third quarter of Fiscal 2017.

Schuh Group earnings from operations increased 6.6% to $7.1 million for the third quarter ended October 28, 2017 compared to $6.6 million for the third quarter ended October 29, 2016. The increase in earnings this year reflects increased net sales and an increase in earnings of $0.2 million due to changes in foreign exchange rates. Gross margin as a percentage of net sales decreased slightly for the third quarter due primarily to lower initial margins due to changes in sales mix and increased promotional activity, mostly offset by improved margins from certain product categories. Expenses as a percentage of net sales increased slightly due to foreign exchange gains in the prior year and increased bonus expense, partially offset by decreased selling salaries and depreciation expense.

Lids Sports Group

	Three Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$181,347	$200,279	(9.5)%
Earnings from operations	$1,991	$8,173	(75.6)%
Operating margin	1.1%	4.1%

Net sales from Lids Sports Group decreased 9.5% to $181.3 million for the third quarter ended October 28, 2017, compared to $200.3 million for the same period last year. The decrease reflects primarily a decrease of 6% in the average number of Lids Sports Group stores operated, excluding leased departments, and a comparable sales decrease of 6% in the third quarter of Fiscal 2018. Comparable sales reflects a 5% decrease in comparable store hat units sold, while the average price per hat increased 1% for the third quarter of Fiscal 2018. Lids Sports Group operated 1,177 stores at the end of the third quarter of Fiscal 2018, including 113 Lids stores in Canada, 190 Lids Locker Room and Clubhouse stores, which includes 29 Locker Room stores in Canada, and 123 Locker Room by Lids leased departments in Macy's, compared to 1,267 stores at the end of the third quarter last year, including 112 Lids stores in Canada, 218 Lids Locker Room and Clubhouse stores, which includes 36 Locker Room stores in Canada, and 151 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations decreased 75.6% to $2.0 million for the third quarter ended October 28, 2017 compared to $8.2 million for the third quarter ended October 29, 2016. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and (iii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter, partially offset by decreased bonus expenses.

Johnston & Murphy Group

	Three Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$74,132	$72,115	2.8%
Earnings from operations	$5,287	$4,922	7.4%
Operating margin	7.1%	6.8%

Johnston & Murphy Group net sales increased 2.8% to $74.1 million for the third quarter ended October 28, 2017 from $72.1 million for the third quarter ended October 29, 2016, reflecting primarily a 3% increase in Johnston & Murphy Group wholesale sales and a 2% increase in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 1% decrease in comparable sales. Unit sales for the Johnston & Murphy wholesale business increased 4% in the third quarter of Fiscal 2018, while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 65.3% of Johnston & Murphy Group's sales in the third quarter of both Fiscal 2018 and 2017. Comparable sales reflected a 6% decrease in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations increased 1%. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2018 was 181 stores, including seven stores in Canada, compared to 176 stores, including seven stores in Canada, at the end of the third quarter of Fiscal 2017.

Johnston & Murphy Group earnings from operations for the third quarter ended October 28, 2017 increased 7.4% to $5.3 million compared to $4.9 million for the same period last year. The increase was primarily due to increased net sales and increased gross margin as percentage of net sales, reflecting improved initial margins due to higher selling prices. Expenses as a percentage of net sales were flat for the third quarter as the decrease in selling salaries and advertising expenses offset the increase in rent expense.

Licensed Brands

	Three Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$26,208	$34,058	(23.0)%
Earnings from operations	$1,153	$2,689	(57.1)%
Operating margin	4.4%	7.9%

Licensed Brands' net sales decreased 23.0% to $26.2 million for the third quarter ended October 28, 2017, from $34.1 million for the same period last year, reflecting the loss of sales for SureGrip footwear, which was sold in December of 2016, decreased sales of one small license, reflecting the difficult retail environment for dress casual and casual shoes as wholesale customers are favoring athletic products and the expiration of another small license. Unit sales for Dockers footwear increased 13% for the third quarter of Fiscal 2018, while the average price per pair of Dockers shoes decreased 13% compared to the same period last year.

Licensed Brands earnings from operations decreased 57.1% to $1.2 million for the third quarter of Fiscal 2018, compared to $2.7 million for the third quarter of Fiscal 2017, primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and reduced margins obtained on the sell-off of the remaining inventory on an expiring license plus increased margin assistance compared to last year due to the difficult retail environment for dress casual and casual shoes and (iii) increased expenses as a percentage of net sales, reflecting increased royalty and advertising expenses, partially offset by decreased bad debt expense.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended October 28, 2017, excluding the $182.2 million goodwill impairment charge, was $10.0 million compared to $7.7 million for the third quarter ended October 29, 2016. Corporate expense in the third quarter of Fiscal 2018 included $1.4 million in asset impairment and other charges for losses related to Hurricane Maria and retail store asset impairments. Corporate expense in the third quarter of Fiscal 2017 included $0.6 million in asset impairment and other charges for retail store asset impairments. Corporate expenses increased 20%, excluding asset impairment and other charges, reflecting reversed bonus accruals in the prior year and increased professional fees and other corporate expenses.

Net interest expense decreased 2.1% from $1.5 million in the third quarter of Fiscal 2017 to $1.5 million for the third quarter of Fiscal 2018.

Results of Operations - Nine Months Fiscal 2018 Compared to Fiscal 2017

The Company's net sales in the nine months ended October 28, 2017 decreased 0.4% to $1.98 billion from $1.99 billion in the nine months ended October 29, 2016, reflecting decreased net sales in Lids Sports Group and Licensed Brands, partially offset by increased net sales in Journeys Group, Schuh Group and Johnston & Murphy Group. Excluding last year's sales from SureGrip, which the Company sold in December 2016, and the devaluation of the pound versus the dollar, total sales would have increased 1% for the first nine months of Fiscal 2018. Comparable sales were flat for the first nine months of Fiscal 2018, which included a decrease of 3% in same store sales and an increase of 27% in comparable direct sales. Gross margin decreased 2.1% to $979.4 million in the first nine months of Fiscal 2018 from $1.00 billion in the same period last year and decreased as a percentage of net sales from 50.4% to 49.5%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Lids Sports Group and Licensed Brands, partially offset by increased gross margin as a percentage of net sales in Schuh Group and Johnston & Murphy Group. Selling and administrative expenses in the first nine months of Fiscal 2018 increased 2.3% and increased as a percentage of net sales from 46.6% to 47.9%, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group, Johnston & Murphy Group and Corporate, partially offset by decreased expenses as a percentage of net sales in Licensed Brands, while Schuh Group expenses were flat. The increase in selling and administrative expense as a percentage of net sales reflects in part the largely fixed nature of store-level expenses in periods when same store sales decline. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings (loss) for the nine months ended October 28, 2017 was a loss of ($155.5) million compared to earnings of $76.8 million for the nine months ended October 29, 2016. The pretax loss for the nine months ended October 28, 2017 included a goodwill impairment charge of $182.2 million and an asset impairment and other charge of $1.6 million for losses related to Hurricane Maria and retail store asset impairments. Pretax earnings for the nine months ended October 29, 2016 included an asset impairment and other gain of $3.8 million, primarily related to a gain on network intrusion expenses as a result of a litigation settlement, partially offset by retail store asset impairments and other legal matters. In addition, pretax earnings included a $2.5 million gain on the sale of Lids Team Sports related to final working capital adjustments.

The net loss for the nine months ended October 28, 2017 was ($167.9) million ($8.74 diluted loss per share) compared to net earnings of $50.9 million ($2.49 diluted earnings per share) for the nine months ended October 29, 2016. The Company recorded an effective income tax rate of (7.8)% in the first nine months of Fiscal 2018 compared to 33.6% in the same period last year. The tax rate for the first nine months of Fiscal 2018 was impacted by the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in the third quarter of Fiscal 2018. In addition, the tax rate for the nine months of Fiscal 2018 was impacted by $2.2 million of tax expense due to the impact of ASU 2016-09 related to the vesting of stock grants. This year's tax rate was favorably impacted by a $0.5 million return to provision adjustment. Last year's tax rate was favorably impacted reflecting the release of tax reserves and other items.

Journeys Group

	Nine Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$876,578	$860,514	1.9%
Earnings from operations	$29,561	$49,757	(40.6)%
Operating margin	3.4%	5.8%

Net sales from Journeys Group increased 1.9% to $876.6 million for the nine months ended October 28, 2017, compared to $860.5 million for the same period last year. The increase reflects a 2% increase in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the nine months and the last day of each fiscal month during the nine months divided by ten). Comparable sales were flat for the nine months ended October 28, 2017. Comparable sales were impacted by a 5% decrease in footwear unit sales, while the average price per pair of shoes increased 3% during the same period.

Journeys Group earnings from operations decreased 40.6% to $29.6 million for the nine months ended October 28, 2017 compared to $49.8 million for the nine months ended October 29, 2016. The decrease was primarily due to (i) decreased gross margin as a percentage of net sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, as consumers shift shopping away from stores to e-commerce and (ii) increased expenses as a percentage of net sales, as Journeys Group could not leverage store related expenses, primarily rent, selling salaries and advertising expenses.

Schuh Group

	Nine Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$275,570	$262,717	4.9%
Earnings from operations	$10,905	$9,647	13.0%
Operating margin	4.0%	3.7%

Net sales from Schuh Group increased 4.9% to $275.6 million for the nine months ended October 28, 2017, compared to $262.7 million for the nine months ended October 29, 2016. The increase reflects primarily a 5% increase in comparable sales and a 5% increase in the average number of Schuh stores operated, partially offset by a decrease of $14.7 million in sales due to changes in foreign exchange rates.

Schuh Group earnings from operations increased 13.0% to $10.9 million for the nine months ended October 28, 2017 compared to $9.6 million for the nine months ended October 29, 2016. The increase in earnings this year reflects increased gross margin as a percentage of net sales, primarily due to improved margins from certain product categories partially offset by increased shipping and warehouse expense. Expenses as a percentage of net sales were flat, but reflected increases in expense due to foreign exchange gains in the prior year mostly offset by decreased depreciation expense.

Lids Sports Group

	Nine Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$538,478	$568,567	(5.3)%
Earnings from operations	$3,245	$21,342	(84.8)%
Operating margin	0.6%	3.8%

Net sales from Lids Sports Group decreased 5.3% to $538.5 million for the nine months ended October 28, 2017, compared to $568.6 million for the same period last year. The decrease reflects primarily a decrease of 6% in the average number of Lids Sports Group stores operated, excluding leased departments, and a comparable sales decrease of 3% in the first nine months of Fiscal 2018. Comparable sales reflects a 1% decrease in the average price per hat and comparable store hat units sold decreased 1% for the first nine months of Fiscal 2018.

Lids Sports Group earnings from operations decreased 84.8% to $3.2 million for the nine months ended October 28, 2017 compared to $21.3 million for the nine months ended October 29, 2016. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased promotional activity and increased shipping and warehouse expense, and (iii) increased expenses as a percentage of net sales, reflecting increased e-commerce related expense, increased professional fees due to the installation of a software-as-a-service system, and increased advertising, compensation, benefit and depreciation expenses, partially offset by decreased bonus expense.

Johnston & Murphy Group

	Nine Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$211,785	$207,241	2.2%
Earnings from operations	$10,654	$12,019	(11.4)%
Operating margin	5.0%	5.8%

Johnston & Murphy Group net sales increased 2.2% to $211.8 million for the nine months ended October 28, 2017 from $207.2 million for the nine months ended October 29, 2016, reflecting primarily a 2% increase in the average number of stores operated for Johnston & Murphy retail operations and a 3% increase in Johnston & Murphy Group wholesale sales, partially offset by a 2% decrease in comparable sales. Unit sales for the Johnston & Murphy wholesale business increased 5% in the first nine months of Fiscal 2018, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 68.4% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2018, down slightly from 68.5% in the first nine months last year. Comparable sales reflected a 4% decrease in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations decreased 1%.

Johnston & Murphy Group earnings from operations for the nine months ended October 28, 2017 decreased 11.4% to $10.7 million compared to $12.0 million for the same period last year. The decrease was primarily attributable to increased expenses as a percentage of net sales, due primarily to increased store related expenses, primarily rent expense, reflecting the impact of negative leverage from the negative comparable sales, and increased compensation expense and professional fees, partially offset by decreased bonus expense.

Licensed Brands

	Nine Months Ended
	October 28, 2017	October 29, 2016	% Change
	(dollars in thousands)
Net sales	$73,915	$85,624	(13.7)%
Earnings from operations	$2,377	$4,776	(50.2)%
Operating margin	3.2%	5.6%

Licensed Brands' net sales decreased 13.7% to $73.9 million for the nine months ended October 28, 2017, from $85.6 million for the same period last year, reflecting the loss of sales for SureGrip footwear, which was sold in December of 2016. Unit sales for Dockers footwear increased 15% for the first nine months of Fiscal 2018, while the average price per pair of Dockers shoes decreased 8% compared to the same period last year.

Licensed Brands' earnings from operations decreased 50.2% to $2.4 million for the first nine months of Fiscal 2018, compared to $4.8 million for the first nine months of Fiscal 2017, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and changes in product mix and increased margin assistance in the remaining businesses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the nine months ended October 28, 2017, excluding the $182.2 million goodwill impairment charge, was $26.1 million compared to $19.3 million for the nine months ended October 29, 2016. Corporate expense in the first nine months of Fiscal 2018 included $1.6 million in asset impairment and other charges, which related to losses related to Hurricane Maria and retail store asset impairments. Corporate expense in the first nine months of Fiscal 2017 included a $3.8 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses resulting from a litigation settlement, partially offset by retail store asset impairments and other legal matters. Corporate expenses increased 6%, excluding asset impairment and other charges, reflecting increased professional fees and foreign exchange losses, partially offset by decreased bonus expense.

Net interest expense was flat at $3.9 million in the first nine months of Fiscal 2018 compared to the same period last year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	October 28, 2017	January 28, 2017	October 29, 2016
	(dollars in millions)
Cash and cash equivalents	$50.7	$48.3	$30.5
Working capital	$495.8	$407.6	$498.4
Long-term debt (including current portion)	$223.6	$82.9	$226.2

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash used in operating activities was $12.5 million in the first nine months of Fiscal 2018 compared to $2.2 million in the first nine months of Fiscal 2017. The $10.3 million decrease in cash flow from operating activities from last year primarily reflects a decrease in cash flow from decreased net earnings, partially offset by an increase in cash flow from changes in inventory of $65.1 million. The $65.1 million increase in cash flow from inventory reflects a reduction in the growth in inventory in Lids Sports Group, Johnston & Murphy Group, Journeys Group and Licensed Brands, on a year over year basis, partially offset by increased inventory in Schuh Group.

The $131.2 million increase in inventories at October 28, 2017 from January 28, 2017 levels reflected seasonal increases in most business units, partially offset by seasonal decreases in Licensed Brands and Johnston & Murphy wholesale inventory.

Accounts receivable at October 28, 2017 increased by $10.7 million compared to January 28, 2017, due primarily to seasonal sales increases in the Company's wholesale businesses.

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
In May 2015, Schuh Group Limited entered into a Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") which replaced the former A, B and C term loans with a new Facility A of £17.5 million and a Facility B of £11.6 million (which was the former Facility C loan) as well as provided an additional revolving credit facility, Facility C, of £22.5 million and a working capital facility of £2.5 million. In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement to split the Facility C of £22.5 million into two revolving credit facilities. The Facility C is now £16.5 million and a new Facility D revolving facility is available in euros that total €7.2 million. The Facility A loan bears interest at LIBOR plus 1.8% per annum with quarterly payments through April 2017. The Facility A was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. Facility C and D loans bear interest at LIBOR plus 2.2% per annum and expire in September 2019.

There were $11.4 million in UK term loans and $16.8 million in UK revolver loans outstanding at October 28, 2017. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and thereafter, a maximum leverage covenant initially set at 2.25x declining over time at various rates to 1.75x beginning in April 2017 and a minimum cash flow coverage of 1.00x. The Company was in compliance with all the covenants at October 28, 2017. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings outstanding averaged $129.0 million during the nine months ended October 28, 2017 and revolver borrowings outstanding averaged $88.3 million during the nine months ended October 29, 2016, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of each year. The borrowings outstanding during the first nine months of Fiscal 2018 reflect increased funds borrowed to fund the decreased cash flow from operations and increased capital expenditures.
There were $11.3 million of letters of credit outstanding and $195.3 million of revolver borrowings outstanding, including $21.1 million (£16.1 million) related to Genesco (UK) Limited and $39.2 million (C$50.5 million) related to GCO Canada, under the Credit Facility at October 28, 2017. The Company is

not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Agreement) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $193.4 million at October 28, 2017. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at October 28, 2017.
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

The Company's contractual obligations at October 28, 2017 increased approximately 5% from January 28, 2017 due primarily to increased long-term debt and lease obligations, partially offset by a decrease in purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2018 are expected to be approximately $130 million to $135 million. These include retail capital expenditures of approximately $123 million to $128 million to open approximately 15 Journeys stores, including two in Canada, 26 Journeys Kidz stores, four Little Burgundy stores in Canada, seven Schuh stores, seven Johnston & Murphy shops and factory stores and 17 Lids Sports Group stores, including 14 Lids stores, with four stores in Canada, one Lids Locker Room store and two Locker Room by Lids leased departments, and to complete approximately 243 major store renovations. In addition, retail capital expenditures include $33 million for the expansion of the Journeys Group's warehouse. The planned amount of capital expenditures in Fiscal 2018 for wholesale operations and other purposes is approximately $7 million, including approximately $3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2018. The approximately $1.8 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $50.7 million, $48.3 million and $30.5 million as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively, of which approximately $4.4 million, $22.9 million and $5.4 million was held by the Company's foreign subsidiaries as of October 28, 2017, January 28, 2017 and October 29, 2016, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares of common stock during the three months ended October 28, 2017 and repurchased 275,300 shares of common stock during the nine months ended October 28, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 746,864 shares of common stock for $39.8 million and 2,155,869 shares of common stock for $133.3 million during the three and nine months ended October 29, 2016, respectively.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million for each of the third quarters of Fiscal 2018 and 2017, and $0.4 million and $0.2 million for the first nine months of Fiscal 2018 and 2017, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $11.4 million of outstanding U.K. term loans at a weighted average interest rate of 2.79% as of October 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $11.4 million term loans. The Company has $16.8 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.39% as of

October 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $16.8 million revolver borrowings. The Company has $195.3 million of outstanding revolver borrowings at a weighted average interest rate of 2.48% as of October 28, 2017. A 100 basis point increase in interest rates would increase annual interest expense by $2.0 million on the $195.3 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at October 28, 2017. As a result, the Company considers the interest rate market risk implicit in these investments at October 28, 2017 to be low.

Accounts Receivable - The Company's accounts receivable balance at October 28, 2017 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 17%, one customer accounted for 8% and two customers each accounted for 7%, while no other customer accounted for more than 7% of the Company's total trade receivables balance as of October 28, 2017. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first nine months of Fiscal 2018 were negatively impacted by $14.7 million due to the decline in foreign exchange rates and Schuh Group's earnings from operations were negatively impacted by less than $0.1 million.

Summary - Based on the Company's overall market interest rate exposure at October 28, 2017, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2018 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the nine months ended October 28, 2017 are included in Note 1 to the Condensed Consolidated Financial statements.

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

Based on their evaluation as of October 28, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
Date: December 7, 2017