Form 10-K
period 2018-02-03
GENESCO INC
filed 2018-04-04
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File No. 1-3083
_____________________________________________________
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 367-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
Employees’ Subordinated Convertible Preferred Stock
________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $640,000,000. The market value calculation was determined using a per share price of $32.15, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 16, 2018, 19,918,468 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 28, 2018 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”), incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2018 of $2.91 billion. During Fiscal 2018, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised of (a) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (b) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (c) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (d) e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018, and other brands.
At February 3, 2018, the Company operated 2,694 retail footwear, headwear and sports apparel and accessory stores and leased departments located primarily throughout the United States and in Puerto Rico, but also including 143 headwear and sports apparel and accessory stores and 93 footwear stores in Canada and 134 footwear stores in the United Kingdom, the Republic of Ireland and Germany. At February 3, 2018, Journeys Group operated 1,220 stores, Schuh Group operated 134 stores, Lids Sports Group operated 1,159 stores and leased departments and Johnston & Murphy Group operated 181 retail shops and factory stores. The Company currently plans to open a total of approximately 55 new retail stores and to close approximately 92 retail stores in Fiscal 2019.
The following table sets forth certain additional information concerning the Company’s retail footwear, headwear and sports apparel and accessory stores and leased departments during the five most recent fiscal years:

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Retail Stores and Leased Departments
Beginning of year	2,459	2,568	2,824	2,852	2,794
Opened during year	183	273	81	81	77
Acquired during year	15	56	37	—	—
Closed during year	(89)	(73)	(90)	(139)	(177)
End of year	2,568	2,824	2,852	2,794	2,694

The Company also sources, designs, markets and distributes footwear under its own Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand and other brands that the Company licenses for footwear to over 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2018”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 3, 2018). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information
The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is http://www.genesco.com. The Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge through the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of the Company’s Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategic Alternatives Committee, as well as the Company’s Corporate Governance Guidelines and Code of Ethics along with position descriptions for the Company's board of directors (the "Board of Directors" or the "Board") and Board committees are also available free of charge through the website. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically incorporated elsewhere in this report.
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail stores, e-commerce and catalog operations, accounted for approximately 46% of the Company’s net sales in Fiscal 2018. The Company believes that the Journeys Group’s distinctive store formats, its mix of well-known brands and new product introductions, and its experienced management team provide significant competitive advantages for the Journeys Group. Fiscal 2018 comparable sales, including both store and direct sales, increased 4% from Fiscal 2017. Earnings from operations attributable to Journeys Group were $76.1 million in Fiscal 2018, with an operating margin of 5.7%.
At February 3, 2018, Journeys Group operated 1,220 stores, including 918 Journeys stores, 242 Journeys Kidz stores, 21 Shi by Journeys stores and 39 Little Burgundy stores averaging approximately 1,950 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Shi by Journeys retail footwear stores sell footwear and accessories to a target customer group consisting of fashion-conscious women in their early 20’s to mid 30’s. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. In Fiscal 2018, the Journeys Group closed a net of 29 stores, and currently has plans to close a net of approximately two stores in Fiscal 2019.

Lids Sports Group
The Lids Sports Group segment, as described above, accounted for approximately 27% of the Company’s net sales in Fiscal 2018. Fiscal 2018 comparable sales, including both store and direct sales, decreased 7% from Fiscal 2017. Earnings from operations attributable to Lids Sports Group was $11.7 million in Fiscal 2018, with an operating margin of 1.5%.
At February 3, 2018, Lids Sports Group operated 1,159 stores and leased departments, including 853 Lids stores, 184 Lids Locker Room and Clubhouse stores and 122 Locker Room by Lids leased departments, averaging approximately 1,175 square feet, throughout the United States, Puerto Rico and Canada. Lids Sports Group closed a net of 81 stores and leased departments in Fiscal 2018, and currently has plans to close a net of approximately 44 stores and leased departments in Fiscal 2019.
The core headwear stores and kiosks, located in malls, airports, street and factory outlet centers throughout the United States, Puerto Rico and Canada, target customers in the early-teens to mid-20’s age group. In general, the stores offer headwear from an assortment of college, MLB, NBA, NFL and NHL teams, as well as other specialty fashion categories. The Lids Locker Room and Lids Clubhouse stores, operating under a number of trade names, located in malls and other locations primarily in the United States and Canada, target sports fans of all ages. These stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams. The Locker Room by Lids leased departments in Macy's department stores offer headwear, apparel, accessories and novelties representing an assortment of college and professional teams generally focused on the particular Macy's department store's geographic location.

Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 14% of the Company’s net sales in Fiscal 2018. For Fiscal 2018 comparable sales, including both store and direct sales, increased 4%. Earnings from operations attributable to Schuh Group was $20.1 million in Fiscal 2018, with an operating margin of 5.0%.
Schuh stores target men and women in the 15 to 30 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At February 3, 2018, Schuh Group operated 134 Schuh stores, averaging approximately 4,875 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland and mall locations in Germany. Schuh Group opened six net new stores in Fiscal 2018 and currently plans to open approximately five net new Schuh stores in Fiscal 2019.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, e-commerce and catalog operations and wholesale distribution, accounted for approximately 10% of the Company’s net sales in Fiscal 2018. Comparable sales for Johnston & Murphy retail operations, including both store and direct sales, were flat for Fiscal 2018. Earnings from operations attributable to Johnston & Murphy Group was $20.0 million in Fiscal 2018, with an operating margin of 6.6%. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 3, 2018, Johnston & Murphy operated 181 retail shops and factory stores throughout the United States and Canada averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. Footwear accounted for 64% of Johnston & Murphy retail sales in Fiscal 2018, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added four net new shops and factory stores in Fiscal 2018 and currently plans to open approximately four net new shops and factory stores in Fiscal 2019.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department stores, independent specialty stores and e-commerce. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories offered primarily through better independent retailers and department stores, an e-commerce website and catalog. Suggested retail prices for Trask footwear typically range from $195 to $495.
Licensed Brands
The Licensed Brands segment accounted for approximately 3% of the Company’s net sales in Fiscal 2018. The loss from operations attributable to Licensed Brands was $(0.2) million in Fiscal 2018, with an operating margin of (0.2%). Licensed Brands sales include footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses” below. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company also sells footwear under other licenses.
For further information on the Company’s business segments, see Note 14 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing and Sourcing
The Company relies on independent third-party manufacturers for production of its footwear products sold at wholesale. The Company sources footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Nicaragua, Pakistan, Portugal, Peru, Romania, Taiwan, and Vietnam. The Company’s retail operations sell primarily branded products from third parties who source primarily overseas.

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
Licenses
The Company owns its Johnston & Murphy® and H.S. Trask® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement's current term expires on November 30, 2018. Net sales of Dockers products were approximately $70 million in Fiscal 2018 and approximately $67 million in Fiscal 2017. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2018.
Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 3, 2018, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $34.3 million, compared to approximately $34.9 million on February 25, 2017. The backlog is somewhat seasonal, reaching a peak in the spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 30,500 employees at February 3, 2018, approximately 150 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 22,300 of the Company’s employees were part-time at February 3, 2018.

Seasonality
The Company's business is seasonal with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year and a significant portion of the Company's net sales and operating earnings generated during the fourth quarter.
Properties
At February 3, 2018, the Company operated 2,694 retail footwear, headwear and sports apparel and accessory stores and leased departments throughout the United States, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom, the Republic of Ireland and Germany typically have terms of between 10 and 15 years. All typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.

The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Indianapolis, IN	Leased	Lids Sports Group	Distribution warehouse	311,600
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	*
Indianapolis, IN	Leased/Subleased	Lids Sports Group	Distribution warehouse	271,825	**
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Zionsville, IN	Owned	Lids Sports Group	Administrative offices	150,000
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000
Mississauga, Ontario, Canada	Leased	Lids Sports Group	Distribution warehouses	43,611

*	The Company occupies approximately 97% of the building and subleases the remainder of the building.
**	The Company occupies approximately 25% of the building and subleases the remainder of the building.

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
Competitive, Demand-Related and Reputational Risks
Failure to protect our reputation could have a material adverse effect on our brand names.
Our success depends in part on the value and strength of the names of our business units. These names are integral to our businesses as well as to the implementation of our strategies for expanding our businesses. Maintaining, promoting, and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusation of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.
Consumer spending is affected by poor economic conditions and other factors and may significantly harm our business, affecting our financial condition, liquidity, and results of operations.
The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
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

Sales in the Lids Sports Group businesses may be affected by developments in team sports.
Sales in the Lids Sports Group segment may be affected by developments in team sports, including but not limited to the win/loss records of certain teams, the identity of teams in league playoffs and championships, player strikes or other disruptions to seasons, and the performance and reputations of and injuries to certain players. All of these factors are beyond the Company's control.
The Company has initiated a formal process to explore the sale of its Lids Sports Group business, and there can be no assurance that the Company will be successful in consummating a sale of the Lids Sports Group business or that the process will not have an adverse impact on the Company’s business.
In February 2018, the Company announced that, as a result of the Board of Directors’ strategic review process, the Company had initiated a formal process to explore the sale of its Lids Sports Group business and that it had retained PJ Solomon as a financial advisor to the Board of Directors and its special committee of four independent directors. No decision has been made to enter into any transaction at this time, and there can be no assurance that this process will result in the sale of the Company’s Lids Sports Group business or the adoption of any other strategic alternative. The sale process may be time-consuming and disruptive to the Company’s business operations, and if the Company is unable to effectively manage the process, the Company’s business, financial condition and results of operations could be adversely affected. Additionally, the sale process may result in the incurrence of expenses and could expose the Company to increased risk of claims or other litigation arising in connection with the pursuit of a sale of the Lids Sports Group business.
Any strategic decision will involve risks and uncertainties, and the Company cannot assure its shareholders that the sale of the Lids Sports Group business or any other strategic alternative, if identified, evaluated and consummated, will provide greater value to the Company’s shareholders than that reflected in the Company’s current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions, industry trends and the interest of third parties in the Company’s business.
The Company does not intend to comment regarding the evaluation of the potential sale of the Lids Sports Group business or any other strategic alternatives until such time as the Company’s board of directors has determined the outcome of the process or has deemed disclosure is appropriate. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for the Company to attract and retain qualified personnel and business partners.
Our business involves a degree of risk related to fashion and other extrinsic demand drivers that are beyond our control.
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

Our future success also depends on our ability to respond to changing consumer preferences, identify and interpret consumer trends, and successfully market new products.

The industry in which we operate is subject to rapidly changing consumer preferences. The continued popularity of our footwear and the development of new lines and styles of footwear with widespread consumer appeal, including consumer acceptance of our footwear, requires us to accurately identify and interpret changing consumer trends and preferences, and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on the following factors:
•substantial investment in product innovation, design and development;
•commitment to product quality; and
•significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends in footwear specifically and in fashion and lifestyle categories generally.

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever-changing nature of consumer preferences and market trends, a number of companies in our industry, experience periods of both rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development or sourcing of products that achieve market acceptance, we could experience excess inventories and higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our results may be adversely affected by declines in consumer traffic in malls.
The majority of our stores are located within shopping malls and depend to varying degrees on consumer traffic in the malls to generate sales. Declines in mall traffic, whether caused by a shift in consumer shopping preferences or by other factors, may negatively impact our ability to maintain or grow our sales in existing stores, which could have an adverse effect on our financial condition or results of operations.
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
•changes in quarter end dates due to the 53 week year;
•changes in our merchandise mix;
•general economic, industry and weather conditions that affect consumer spending; and
•actions of competitors, including promotional activity.

A failure to increase sales at our existing stores and in our e-commerce businesses may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable sales results and gross margin, including:
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
•new merchandise introductions;
•our ability to execute our business strategy effectively; and
•other external events beyond our control.

Our comparable sales have fluctuated in the past, including the composition of our comparable sales between store and digital, and we believe such fluctuations may continue. The unpredictability of our comparable sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated change in revenues or operating income may cause our stock price to fluctuate significantly.
Changes in the retail industry could have a material adverse effect on our business or financial condition.

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar wholesale customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

Our future success will be determined, in part, on our ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we fail to compete successfully, our businesses, market share, results of operations and financial condition will be materially and adversely affected.

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

Use of social media may adversely impact our reputation.

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

Investments and Infrastructure Risks
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

Additionally, we may decide to divest assets or businesses. Following such divestitures, we may incur liabilities relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations.

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

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, where the Company has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment the Company concludes that the asset is not impaired, no further action is required. However, if the Company concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually at the beginning of its fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $100.3 million of goodwill on its Consolidated Balance Sheets at February 3, 2018, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment. During Fiscal 2018, the Company fully impaired goodwill attributed to Lids Sports Group and recorded a non-cash impairment charge $182.2 million.
Technology, Data Security and Privacy Risks
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
As a retailer who accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, the Company is subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, such as the European Union's General Protection Regulation and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it shifted liability for certain transactions to retailers who are not able to accept EMV card transactions. The Company completed the implementation of EMV technology and received certification in Fiscal 2018, however future upgrades to the Company's systems could expose the Company to the fraudulent use of credit cards and increased costs, including possible fines and restrictions on the Company's ability to accept payments by credit or debit cards, if the Company were not to receive recertification. Because we accept debit and credit cards for payment, we are also subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. Additionally, we have implemented technology in our stores to allow for the acceptance of Europay, Mastercard and Visa (EMV) credit transactions and point-to-point encryption. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even as we comply with PCI DSS standards and offer EMV and point-to-point encryption technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

In addition, the Payment Card Industry is controlled by a limited number of vendors who have the ability to impose changes in the Payment Card Industry’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI DSS, as well as significant unanticipated expenses.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar breach to the computer networks and systems of our third-party vendors and partners, including those that are cloud-based, over which we have no control may occur, leading to a material disruption of our computer network and/or the areas of our business dependent on the support, services and other products provided by our third-party vendors and partners which may be adversely affected by such breach, a decrease in e-commerce sales and/or a loss of information valuable to our business, including without limitation customer or employee personally identifiable information. Such a cyber-incident could result in any of the following:
•theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;
•operational or business delays resulting from the disruption of our e-commerce sites, computer networks or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;
•negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;
•loss of sales, including those generated through our e-commerce websites; and
•governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and/or class action and other lawsuits.

Any of the above risks, individually or in aggregation, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits, which in turn could have a material adverse effect on our financial position, results of operations, and cash flows. Although we carry cybersecurity insurance, in the event of a cyber-incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation, financial position, results of operations, and cash flows.

A disruption of information technology systems and websites could materially adversely affect other business.

We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support and financial management reporting functions.  In addition, we have e-commerce websites.  Given the nature of our business and the significant number of transactions in which we engage on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively.  We depend on our in-house information technology employees and third-parties including “cloud” service providers to maintain and periodically update and/or upgrade these systems and our websites to support the growth of our business.  Despite our preventative efforts, our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as difficulties in replacing or integrating the systems of acquired businesses, computer viruses, security breaches and power outages.  Cybersecurity attacks are becoming increasingly sophisticated and run the gamut from malicious software and ransomware to electronic security breaches to corruption of data and beyond.  We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns.  Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach.
Operational, Supply Chain and Third Party Risks
Increased operating costs, including those resulting from potential increases in the minimum wage, could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, and other expense items, including healthcare costs, may reduce our operating margin and, by making it more difficult to identify new store locations that we believe will meet our investment return requirements and slow our ability to open stores. In addition, other employment and healthcare law changes may increase the cost of provided retirement, pension and healthcare benefits expenses. Increases in the Company’s overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.
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
The loss of, or disruption in, one of our distribution centers and other factors affecting the distribution of merchandise, including freight cost, could have a material adverse effect on our business and operations.
Each of our operations uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, we add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers. Failure to execute on these initiatives may cause disruption in our business. We also make changes in our distribution processes from time to time in an effort to improve efficiency and maximize capacity. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon Federal Express for shipment of a significant amount of merchandise. Interruptions in the services provided by Federal Express may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by Federal Express for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores and wholesale customers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of goods sold and selling and administrative expenses.
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
•changes in import duties, import quotas and other trade sanctions; and
•increases in shipping rates.

A significant amount of the inventory we sell is imported from the People’s Republic of China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.

If we or our suppliers or licensees are unable to source raw materials or finished goods from the countries where we or they wish to purchase them, either because of a regulatory change or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our sales and profits.
A small portion of the products we buy abroad is priced in foreign currencies and, therefore, we are affected by fluctuating currency exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to effectively protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. Even dollar-denominated foreign purchases may be affected by currency fluctuations, as suppliers seek to reflect appreciation in the local currency against the dollar in the price of the products that they provide. You should read Item 7, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and any hedging activities.
Our manufacturing and distributing operations are subject to the risks of doing business abroad, particularly in China, which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

Because most of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of a pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in the Communist Party of China. China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that China’s government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the Chinese government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium freight charges, our gross profit will be negatively affected if we are unable to pass on those charges to our customers.
We are dependent on third-party vendors and licensors for the merchandise we sell.
We do not manufacture the merchandise we sell. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. Our core retail hat and sports apparel businesses are dependent upon products bearing sports and other logos, each generally controlled by a single licensee/vendor. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, work stoppages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws and regulations. Delayed compliance or failure to comply with such laws and regulations by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.
Our Licensed Brands business is dependent on third-party licenses. The Dockers license agreement expires November 30, 2018. If the Company is unable to renew the license under satisfactory terms and conditions, the Company could lose approximately $70 million in sales from the loss of the footwear license.
Legal, Regulatory, Global and Other External Risks
Use of social media may subject us to fines or other penalties.
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
Our performance depends in part on general economic conditions affecting all countries in which we do business. The British decision to exit the European Union could impact consumer demand, currency rates, prices and supply chain. We are dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, there can be no assurance that Schuh's or our Canadian operations' future performance will not be adversely affected by economic conditions in their markets.
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

As the U.S. dollar strengthens relative to foreign currencies, the Company's revenues and profits are reduced when converted into U.S. dollars and the Company's margins may be negatively impacted by the increase in product costs. Although the Company typically has sought to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, the Company may not be able to fully offset the impact, if at all. The Company’s success depends, in part, on its ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on the Company’s business and results of operations.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Pakistan, Portugal, Peru, Romania, Taiwan, Tunisia and Vietnam, and our retail operations sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in Asia and elsewhere around the world. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of products available to us or may require us to modify our current business practices, any of which could hurt our profitability.

We rely on our suppliers to manufacture and ship the products they produce for us in a timely manner. We also rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports or at our suppliers could increase costs for us and delay our receipt of merchandise, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions.
We are subject to regulatory proceedings and litigation and to regulatory changes that could have an adverse effect on our financial condition and results of operations.
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or implementing changes to minimum wage, overtime, employee leave, and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and violations could result in liability for damages or penalties.
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and other changes that could increase our operating costs, and also could result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board (“FASB”) are requiring us to make significant changes to our lease management and other accounting systems, and will result in a material impact to our consolidated financial statements.

U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Financial Risks

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
A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, including the newly enacted Tax Cuts and Jobs Act of 2017 (the "Act"), and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings and liquidity. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.
The Act significantly revised U.S. federal corporate income tax law, including the creation of a one-time "transition tax" on untaxed accumulated earnings and profits of certain non-U.S. corporations. While our analysis of the Act’s impact on our cash tax liability and financial condition has not identified any overall material adverse effect, we are still evaluating the effects of the Act on us and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Act for purposes of determining our cash and book tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Act evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
Our shareholders may from time to time engage in proxy solicitations, advance shareholders proposals or otherwise attempt to affect changes or acquire control over the Company. If activist shareholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist shareholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
See Item 1, "Business — Properties".

ITEM 3, LEGAL PROCEEDINGS

Environmental Matters
New York State Environmental Matters
In April 2015, the Company received from The United States Environmental Protection Agency (“EPA”), a Notice of Potential Liability and Demand for Costs pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) (the "Notice") regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $3.0 million as of February 3, 2018, $4.4 million as of January 28, 2017 and $14.5 million as of January 30, 2016. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at January 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2018, $0.6 million in Fiscal 2017 and $0.8 million in Fiscal 2016. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S District Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act ("FLSA") and Ohio wages and hours law including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. On April 21, 2017, a former employee of the same subsidiary filed a putative class and collective action, Ward v. Hat World, Inc., in the Superior Court for the State of Washington, alleging violations of the FLSA and certain Washington wages and hours laws, including, among others, failure to pay overtime to certain loss prevention investigators, and seeking back pay, damages, attorneys' fees and other relief. A total of seven loss prevention investigators elected to join the suit at the expiration of the opt-in period. The Company has removed the case to federal court and the court has approved its transfer to the U.S. District Court for the Southern District of Indiana. On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of the same subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. The Company disputes the material allegations in each of these complaints and intends to defend the matters.

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. On March 5, 2018, the court issued a proposed statement of decision in the first phase of the case, tentatively finding that the plaintiff is an "aggrieved employee" with regard to meal period and rest break claims only, and not with respect to any other violations alleged in the complaint and that she can represent other employees only with respect to meal and rest break claims. The Company disputes the material allegations in the complaint and intends to continue defending the matter.

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

ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT
The officers of the Company are generally elected at the first meeting of the Board of Directors following the annual meeting of shareholders and hold office until their successors have been chosen and qualified or until their earlier death, resignation or removal. The name, age and office of each of the Company’s executive officers and certain information relating to the business experience of each are set forth below:

Robert J. Dennis, 64, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

Mimi Eckel Vaughn, 51, Senior Vice President - Finance and Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. The Company has announced Ms. Vaughn will be named chief operating officer upon the appointment of her successor as chief financial officer. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

David E. Baxter, 51, Senior Vice President. Mr. Baxter joined the Company in June 2016 as president and chief executive officer of the Lids Sports Group and a senior vice president of the Company. From 2014 until he joined the Company in 2016, Mr. Baxter was a business consultant specializing in sports licensing. From 2006 to 2014, he was president, Sports Licensed Division, adidas/Reebok. Mr. Baxter was named vice president, Sports Performance, adidas America in 2010.

Jonathan D. Caplan, 64, Senior Vice President. Mr. Caplan rejoined the Company in 2002 as chief executive officer of the branded group and president of Johnston & Murphy and was named senior vice president of the Company in November 2003. Mr. Caplan first joined the Company in June 1982 and served as president of Genesco’s Laredo-Code West division from December 1985 to May 1992. After that time, Mr. Caplan was president of Stride Rite’s Children’s Group and then its Ked’s Footwear division, from 1992 to 1996. He was vice president, new business development and strategy, for Service Merchandise Corporation from 1997 to 1998. Prior to rejoining Genesco in October 2002, Mr. Caplan served as president and chief executive officer of Hi-Tec Sports North America beginning in 1998.

Roger G. Sisson, 54, Senior Vice President, Secretary and General Counsel. Mr. Sisson joined the Company in 1994 as assistant general counsel and was elected secretary in February 1994. He was named general counsel in January 1996, vice president in November 2003, and senior vice president in October 2006.

Parag D. Desai, 43, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Paul D. Williams, 63, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 53, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
Fiscal Year ended January 28, 2017

	High	Low
1st Quarter	$72.63	$60.81
2nd Quarter	69.94	57.23
3rd Quarter	74.21	47.66
4th Quarter	72.00	51.91

Fiscal Year ended February 3, 2018

	High	Low
1st Quarter	$63.50	$49.85
2nd Quarter	55.30	28.88
3rd Quarter	33.75	20.90
4th Quarter	37.05	23.25

There were approximately 1,600 common shareholders of record on March 16, 2018.
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

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary

In Thousands except per common share data, Financial Statistics and Other Data (End of Year)	Fiscal Year End
	2018	2017	2016	2015	2014
Results of Operations Data
Net sales	$2,907,016	$2,868,341	$3,022,234	$2,859,844	$2,624,972
Depreciation and amortization	78,326	75,768	79,011	74,326	67,135
Earnings (loss) from operations	(96,249)	141,960	151,251	167,266	163,435
Earnings (loss) from continuing operations before income taxes	(101,661)	151,414	151,533	156,989	158,860
Earnings (loss) from continuing operations	(111,430)	97,859	95,381	99,373	92,982
Provision for discontinued operations, net	(409)	(428)	(812)	(1,648)	(329)
Net earnings (loss)	$(111,839)	$97,431	$94,569	$97,725	$92,653
Per Common Share Data
Earnings (loss) from continuing operations
Basic	$(5.80)	$4.87	$4.17	$4.23	$3.99
Diluted	(5.80)	4.85	4.15	4.19	3.94
Discontinued operations
Basic	(0.02)	(0.02)	(0.04)	(0.07)	(0.01)
Diluted	(0.02)	(0.02)	(0.04)	(0.07)	(0.02)
Net earnings (loss)
Basic	(5.82)	4.85	4.13	4.16	3.98
Diluted	(5.82)	4.83	4.11	4.12	3.92
Balance Sheet and Cash Flow Data
Total assets**	$1,315,353	$1,440,999	$1,540,057	$1,578,991	$1,437,131
Long-term debt	88,385	82,905	111,765	28,958	33,433
Non-redeemable preferred stock	1,052	1,060	1,077	1,274	1,305
Common equity	828,122	919,993	954,079	995,533	914,885
Capital expenditures	127,853	93,970	100,652	103,111	98,456
Financial Statistics
Earnings (loss) from operations as a percent of net sales	(3.3)%	4.9%	5.0%	5.8%	6.2%
Book value per share (common equity divided by common shares outstanding)	$41.61	$46.31	$43.70	$41.43	$38.25
Working capital (in thousands)**	$438,020	$407,587	$447,504	$413,449	$428,208
Current ratio**	2.7	2.3	2.4	2.0	2.4
Percent long-term debt to total capitalization	9.6%	8.2%	10.5%	2.8%	3.5%
Other Data (End of Year)
Number of retail outlets*	2,694	2,794	2,852	2,824	2,568
Number of employees	30,500	31,400	27,500	27,325	22,250

*
Includes 36 Little Burgundy stores added in Fiscal 2016 that were acquired on November 3, 2015. Also includes 122, 151,185, 190 and 26 Locker Room by Lids leased departments in Macy's stores in Fiscal 2018, 2017, 2016, 2015 and 2014, respectively.

**In accordance with ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", the Company has reclassified its current deferred taxes from prepaids and other current assets to noncurrent deferred tax assets on a retrospective basis. In connection with the adoption of ASU 2015-17, current deferred taxes of $21.2 million, $29.0 million, $28.3 million and $23.1 million as of January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, respectively, were reclassified to noncurrent deferred tax assets from prepaids and other current assets. In addition, with the reclassification, working capital and current ratios were recalculated for prior periods.

Reflected in earnings (loss) from continuing operations for Fiscal 2018 was a charge of $182.2 million for goodwill impairment, a gain of $12.3 million from the sale of SureGrip Footwear for Fiscal 2017 and a gain of $2.4 million from the sale of Lids Team Sports for Fiscal 2017, a gain of $4.7 million from the sale of Lids Team Sports for Fiscal 2016 and a charge of $7.1 million for an indemnification asset write-off for Fiscal 2015.
Also reflected in earnings (loss) from continuing operations for Fiscal 2018, 2017, 2016, 2015 and 2014 were asset impairment and other charges (gains) of $8.8 million, ($0.8) million, $7.9 million, $2.3 million and $1.3 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
Long-term debt includes current obligations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, "Business", include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward-looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, the timing and amount of non-cash asset impairments related to retail store fixed assets and intangible assets of acquired businesses, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, the level of chargebacks from credit card users for fraudulent purchases or other reasons, weakness in the consumer economy and retail industry, competition in the Company’s markets, including online and including competition from some of the Company's vendors in both the licensed sports and branded footwear markets, fashion trends that affect the sales or product margins of the Company’s retail product offerings, weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department stores or other factors, the effects of the implementation of federal tax reform on the estimated tax rate reflected in certain forward-looking statements, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base, changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons, and the performance of athletic teams, the participants in major sporting events such as the NBA finals, Super Bowl and World Series, developments with respect to certain individual athletes, and other sports-related events or changes that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences, unexpected changes to the market for the Company’s shares, variations from expected pension-related charges caused by conditions in the financial markets, costs and reputational harm as a result of disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters involving the Company. For a full discussion of risk factors, see Item 1A, "Risk Factors".
Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Shi by Journeys®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada; through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs; and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S.Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at February 3, 2018, the Company operated 2,694 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2018, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,075 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. Shi by Journeys retail footwear stores sell footwear and accessories to fashion-conscious women in their early 20’s to mid 30’s. These stores average approximately 2,125 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,875 square feet. With the 39 Little Burgundy stores, Journeys Group now operates 85 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,875 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. The Schuh Group also sells footwear and accessories through e-commerce operations.
The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20’s age group. The Lids store locations average approximately 900 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,850 square feet in malls and other locations primarily in the United States. The Lids Sports Group operates 143 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores selling headwear, apparel, accessories and novelties from an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of February 3, 2018, the Company had 122 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in higher-end malls and in airports throughout the United States and in Canada. As of February 3, 2018, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department, independent specialty stores and e-commerce. Additionally, the Company sells the H. S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring November 30, 2018. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks. This license was terminated in January 2018.

Strategy
The Company’s long-term strategy has been to seek organic growth by: 1) improving comparable sales, both in stores and digital commerce, 2) increasing the Company's store base in its newer concepts and opportunistically in more mature concepts, 3) expanding retail square footage in proven locations with upside opportunity, 4) increasing operating margin and 5) enhancing the value of its brands. As a result of the degree of penetration of many of our concepts in their current geographic markets and the increasing trend of consumer purchases through e-commerce channels, the Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, and has enhanced its investments in technology and infrastructure to support omnichannel retailing. In recognition of a continuing shift in consumer shopping patterns toward online purchasing, the need for investment to support omnichannel retailing, and the added expense associated with omnichannel operations, the Company has undertaken a profit enhancement initiative, targeting annualized expense reductions in the range of $35 million to $40 million in an effort to reduce the fixed cost structure of its retail stores and improve efficiency in e-commerce.
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
Summary of Results of Operations
The Company’s net sales increased 1.3% during Fiscal 2018 compared to Fiscal 2017. The increase reflected a 6% increase in Journeys Group sales, an 8% increase in Schuh Group sales and a 5% increase in Johnston & Murphy sales, partially offset by an 8% decrease in Lids Sports Group sales and a 16% decrease in Licensed Brands. Included in Fiscal 2018 was a 53rd week compared to a 52-week year for Fiscal 2017. Excluding the 53rd week, the impact of exchange rates and the sale of a small business in Fiscal 2017, net sales increased 1% for Fiscal 2018. Gross margin decreased as a percentage of net sales from 49.4% in Fiscal 2017 to 48.7% in Fiscal 2018, reflecting gross margin decreases as a percentage of net sales in all of the Company's business segments except Johnston & Murphy Group. Selling and administrative expenses increased as a percentage of net sales from 44.5% in Fiscal 2017 to 45.5% in Fiscal 2018, reflecting increased expenses as a percentage of net sales in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of net sales in Schuh Group and Licensed Brands, while Corporate expenses were flat. Earnings (loss) from operations decreased as a percentage of net sales from 4.9% in Fiscal 2017 to (3.3)% in Fiscal 2018, reflecting decreased earnings in all of the Company's business segments as well as a goodwill impairment charge of $182.2 million in Fiscal 2018.

Significant Developments
The potential sale of Lids Sports Group
The Company announced in February it is initiating a formal process to explore the sale of its Lids Sports Group business.  The Company's board of directors concluded through a strategic review process that it is in the best interest of the Company and its shareholders to focus on its industry-leading footwear businesses, which it believes is the optimal platform to deliver enhanced shareholder value over the long term.

2017 Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act includes a number of changes to existing U.S. tax laws that impact the Company including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits and additional limitations on the deductibility of executive compensation. See additional information regarding the impact of the Act in Item 8, Note 9, "Income Taxes", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In accordance with Accounting Standards Codification Topic 350 ("ASC 350"), when indicators of impairment are present on an interim basis, the Company must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our Fiscal 2017 annual evaluation of goodwill, the Company determined that the fair value of the Lids Sports Group and Schuh Group reporting units exceeded the carrying value of the reporting units’ assets by approximately 15% and 28%, respectively. Due to the identified indicators of impairment during the the third quarter of Fiscal 2018, the Company determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of its reporting units as required under ASC 350 and reconciled the aggregate fair values of the individual reporting units to the Company’s market capitalization.

Based upon the results of these analyses, the Company concluded the goodwill attributed to Lids Sports Group was fully impaired. As a result, the Company recorded a non-cash impairment charge of $182.2 million in the third quarter of Fiscal 2018.
Sale of SureGrip Footwear
On December 25, 2016, the Company completed the sale of all the stock of the Company's subsidiary, Keuka Footwear, Inc., which operated the SureGrip occupational, slip-resistant footwear business within the Licensed Brands Group, to Shoes for Crews, LLC. The Company recognized a gain on the sale in Fiscal 2017 of $12.3 million, net of transaction-related expenses before tax. The sale of SureGrip Footwear was not a strategic shift that would have a major effect on operations and financial results, and therefore this business was not presented as a discontinued operation in the Company's Consolidated Financial Statements.

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

Sale of Lids Team Sports Business
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which had operated within its Lids Sports Group segment, to BSN Sports, LLC. In Fiscal 2016, the Company recognized a gain on the sale of $4.7 million, net of transaction-related expenses before tax. In Fiscal 2017, the Company recognized an additional pretax gain of $2.4 million on the sale of Lids Team Sports related to final working capital adjustments. The sale of Lids Team Sports was not a strategic shift that would have a major effect on operations and financial results, and therefore this business was not presented as a discontinued operation in the Company's Consolidated Financial Statements.

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group.
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $8.8 million in Fiscal 2018, including $5.2 million in licensing termination expenses, $2.7 million for retail store asset impairments and $0.9 million for hurricane losses.
The Company recorded a pretax gain to earnings of $(0.8) million in Fiscal 2017, including a gain of $(8.9) million for network intrusion expenses as a result of a litigation settlement and a gain of $(0.8) million for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million for pension settlement expense.
The Company recorded a pretax charge to earnings of $7.9 million in Fiscal 2016, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for network intrusion expenses and $0.1 million for other legal matters.
Postretirement Benefit Liability Adjustments
The return on pension plan assets was $12.9 million for Fiscal 2018, compared to an expected return of $4.5 million. The discount rate used to measure benefit obligations decreased from 3.95% to 3.70% in Fiscal 2018. As a result of higher than expected asset returns, partially offset by a decrease in the discount rate, the pension liability reflected in the Consolidated Balance Sheets decreased to $0.0 million compared to $6.3 million at the end of Fiscal 2017 and a pension asset of $0.7 million was recorded at the end of Fiscal 2018. There was a decrease in the pension liability adjustment of $7.1 million pretax in accumulated other comprehensive loss in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations
In Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recorded an additional charge to earnings of $0.6 million ($0.4 million net of tax), $0.7 million ($0.4 million net of tax) and $1.3 million ($0.8 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Notes 3 and 13 to the Consolidated Financial Statements.

Critical Accounting Policies
Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or net realizable value in its wholesale, Schuh Group and Lids Sports Group segments.
In its footwear wholesale operations and its Schuh Group segment, cost is determined using the first-in, first-out ("FIFO") method. Net realizable value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. The Company provides a valuation allowance when the inventory has not been marked down to net realizable value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.
The Lids Sports Group segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and specific analysis, and estimates shrink based on historical experience, where appropriate.
In its retail operations, other than the Schuh Group and Lids Sports Group segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.
Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, the Company maintains reserves for shrinkage and damaged goods based on historical rates.
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $1.7 million at February 3, 2018.
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

As discussed in Note 1 to the Consolidated Financial Statements,the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.
In accordance with ASC 350, the Company has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment the Company concludes that the asset is not impaired, no further action is required. However, if the Company concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the business unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. See Notes 2 and 3 to the Company’s Consolidated Financial Statements for additional information regarding impairment of long-lived assets.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million reflected in Fiscal 2018, $0.6 million reflected in Fiscal 2017 and $0.8 million reflected in Fiscal 2016. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
Retail sales are recorded at the point of sale and are net of estimated returns and exclude sales and value added taxes. Catalog and internet sales are recorded at time of delivery to the customer and are net of estimated returns and exclude sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Shipping and handling costs charged to customers are included in net sales. Estimated returns are based on historical returns and claims. Actual amounts of markdowns have not differed materially from estimates. Actual returns and claims in any future period may differ from historical experience. The FASB issued ASU 2016-02, "Revenue from Contracts with Customers (Topic 606)" (Accounting Standards Codification 606) ("ASC 606") in May 2014. The Company will adopt this standard in the first quarter of Fiscal 2019. For additional information on the new revenue recognition standard, see Item 8, Note 1, "Summary of Significant Accounting Policies", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 3, 2018, the Company had a deferred tax valuation allowance of $6.4 million.
Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Item 8, Note 9, "Income Taxes", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for the impact on income taxes of the Act enacted on December 22, 2017.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 5.65%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 38% U.S. equities, 12% international equities, 49% U.S. fixed income securities and 1% cash equivalents. For Fiscal 2018, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.7 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.7 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 3.70%, 3.95% and 4.30% for Fiscal 2018, 2017 and 2016, respectively. The discount rate at February 3, 2018 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2018, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.0 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.1 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $3.7 million and the accumulated benefit obligation would have decreased by $3.7 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have increased by $4.0 million and the accumulated benefit obligation would have increased by $4.0 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2018, the Company had unrecognized actuarial losses of $8.3 million. Generally accepted accounting principles in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately ten years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $0.2 million, $2.3 million and $3.9 million in Fiscal 2018, 2017 and 2016, respectively. Fiscal 2017 includes a settlement charge of $2.5 million as a result of the pension plan buyout. The Company’s pension expense is expected to decrease in Fiscal 2019 by approximately $0.1 million as lower expected return on assets due to a change in the Company's investment strategy was more than offset by lower interest costs, service costs and lower amortization of the actuarial losses.
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

Results of Operations—Fiscal 2018 Compared to Fiscal 2017
The Company’s net sales for Fiscal 2018 (53 weeks) increased 1.3% to $2.91 billion from $2.87 billion in Fiscal 2017 (52 weeks). The increase in net sales was a result of increased sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased sales in Lids Sports Group and Licensed Brands. Net sales for Fiscal 2018 included an estimated $36.6 million of sales due to the fifty-third week. Excluding the 53rd week, impact of exchange rates and the sale of a small business last year, net sales increased 1% for Fiscal 2018. Gross margin decreased 0.1% to $1.416 billion in Fiscal 2018 from $1.418 billion in Fiscal 2017, and decreased as a percentage of net sales from 49.4% in Fiscal 2017 to 48.7% in Fiscal 2018, primarily reflecting decreased gross margin as a percentage of net sales in all of the Company's business segments except Johnston & Murphy Group. The Company expects continued pressure on gross margins as e-commerce grows as percentage of its business. Selling and administrative expenses in Fiscal 2018 increased 3.5% from Fiscal 2017 and increased as a percentage of net sales from 44.5% to 45.5%, primarily reflecting expense increases in Journeys Group, Lids Sports Group and Johnston & Murphy Group, partially offset by decreased expenses in Schuh Group and Licensed Brands, while Corporate expenses remained flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin and selling and administrative expense are not comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for Fiscal 2018 were $(101.7) million, compared to $151.4 million for Fiscal 2017. The pretax loss for Fiscal 2018 included a goodwill impairment charge of $182.2 million and an asset impairment and other charges of $8.8 million for licensing termination expenses, retail store asset impairments and hurricane losses. Pretax earnings for Fiscal 2017 included an asset impairment and other gain of $0.8 million, including an $8.9 million gain for network intrusion expenses as result of a litigation settlement and a $0.8 million gain for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million pension settlement expense. Pretax earnings for Fiscal 2017 also included a gain of $12.3 million on the sale of SureGrip Footwear and a $2.4 million gain on the sale of Lids Team Sports.
The net loss for Fiscal 2018 was $(111.8) million ($5.82 diluted loss per share) compared to net earnings of $97.4 million ($4.83 diluted earnings per share) for Fiscal 2017. The net loss for Fiscal 2018 and net earnings for Fiscal 2017 both included a $0.4 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective income tax rate of (9.6)% for Fiscal 2018 compared to 35.4% for Fiscal 2017 and 37.1% for Fiscal 2016. The effective tax rate for Fiscal 2018 was lower compared to Fiscal 2017 due to the impact of the non-deductibility of a significant portion of the goodwill impairment charge and by $9.8 million of one-time income tax expense related to the passage of the Act. The effective tax rate for Fiscal 2017 was lower compared to Fiscal 2016 due to the release of tax reserves. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$1,329,460	$1,251,646	6.2%
Earnings from operations	$76,094	$85,875	(11.4)%
Operating margin	5.7%	6.9%

Net sales from Journeys Group increased 6.2% to $1.33 billion for Fiscal 2018 and compared to $1.25 billion for Fiscal 2017. The increase reflected a 4% increase in comparable sales and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) for Fiscal 2018. The comparable sales increase reflected a 1% increase in footwear unit comparable sales and the average price per pair of shoes increased 3%. The store count for Journeys Group was 1,220 stores at the end of Fiscal 2018, including 242 Journeys Kidz stores, 21 Shi by Journeys stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,249 stores at the end of Fiscal 2017, including 230 Journeys Kidz stores, 39 Shi by Journeys stores, 44 Journeys stores in Canada and 36 Little Burgundy stores in Canada.
Journeys Group earnings from operations for Fiscal 2018 decreased 11.4% to $76.1 million, compared to $85.9 million for Fiscal 2017. The decrease in earnings from operations was primarily due to (i) decreased gross margin as a percentage of sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, as e-commerce grew as a percent of the business and (ii) increased expenses as a percentage of net sales as Journeys Group could not leverage store-related expenses, primarily rent, selling salaries and advertising.

Schuh Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$403,698	$372,872	8.3%
Earnings from operations	$20,104	$20,530	(2.1)%
Operating margin	5.0%	5.5%

Net sales from the Schuh Group increased 8.3% to $403.7 million for Fiscal 2018, compared to $372.9 million for Fiscal 2017. The sales increase reflects primarily a 4% increase in comparable sales and a 4% increase in average stores operated, partially offset by a decrease of $5.1 million in sales due to the depreciation of the British Pound. Schuh Group operated 134 stores at the end of Fiscal 2018 compared to 128 at the end of Fiscal 2017.

Schuh Group earnings from operations decreased 2.1% to $20.1 million in Fiscal 2018 compared to $20.5 million for Fiscal 2017. The decrease in earnings this year reflects decreased gross margin as a percentage of net sales due primarily to increased promotional activity and increased shipping and warehouse expense. The decrease in gross margin was partially offset by decreased expenses as a percentage of net sales primarily due to decreased selling salaries, depreciation and bonus expenses, partially offset by increased advertising expense and lower foreign exchange gains compared to the prior year. Schuh Group's earnings from operations for Fiscal 2018 were positively impacted by $0.4 million due to changes in foreign exchange rates.
Lids Sports Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$779,469	$847,510	(8.0)%
Earnings from operations	$11,684	$41,563	(71.9)%
Operating margin	1.5%	4.9%

Net sales from the Lids Sports Group decreased 8.0% to $779.5 million for Fiscal 2018 from $847.5 million for Fiscal 2017. The decrease reflects primarily a comparable sales decrease of 7% and a decrease of 5% in the average number of Lids Sports Group stores operated, excluding leased departments, for Fiscal 2018. The comparable sales decrease reflected a 9% decrease in comparable store hat and apparel units sold, partially offset by a 3% increase in the average price. Lids Sports Group operated 1,159 stores at the end of Fiscal 2018, including 114 Lids stores in Canada, 184 Lids Locker Room and Clubhouse stores, which include 29 Locker Room stores in Canada, and 122 Locker Room by Lids leased departments at Macy's, compared to 1,240 stores at the end of Fiscal 2017, including 112 Lids stores in Canada, 207 Lids Locker Room and Clubhouse stores, which include 35 Locker Room stores in Canada, and 151 Locker Room by Lids leased departments at Macy's.
Lids Sports Group earnings from operations for Fiscal 2018 decreased 71.9% to $11.7 million compared to $41.6 million for Fiscal 2017. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased shipping and warehouse expense, and (iii) increased expenses as a percentage of net sales, reflecting the inability to leverage expenses due to the negative comparable sales, partially offset by decreased bonus expenses.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$304,160	$289,324	5.1%
Earnings from operations	$20,047	$19,682	1.9%
Operating margin	6.6%	6.8%

Johnston & Murphy Group net sales increased 5.1% to $304.2 million for Fiscal 2018 from $289.3 million for Fiscal 2017. The increase reflected primarily a 3% increase in average stores operated for Johnston & Murphy retail operations and a 5% increase in Johnston & Murphy wholesale sales, while comparable sales remained flat for Fiscal 2018. Unit sales for the Johnston & Murphy wholesale business increased 7% in Fiscal 2018 while the average price per pair of shoes decreased 2% for the same period. Retail operations accounted for 71.6% of the Johnston & Murphy Group's sales in Fiscal 2018, up slightly from 71.4% in Fiscal 2017. The store count for Johnston & Murphy retail operations at the end of Fiscal 2018 included 181 Johnston & Murphy shops and factory stores, including eight stores in Canada, compared to 177 Johnston & Murphy shops and factory stores, including seven stores in Canada, at the end of Fiscal 2017.
Johnston & Murphy earnings from operations for Fiscal 2018 increased 1.9% to $20.0 million from $19.7 million for Fiscal 2017, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting decreased markdowns and improved initial margins. Expenses as a percentage of net sales increased for Fiscal 2018 primarily due to increased occupancy and compensation expenses, partially offset by decreased advertising expenses.
Licensed Brands

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$89,809	$106,372	(15.6)%
Earnings (loss) from operations	$(163)	$4,566	NM
Operating margin	(0.2)%	4.3%

Licensed Brands’ net sales decreased 15.6% to $89.8 million for Fiscal 2018 from $106.4 million for Fiscal 2017. The sales decrease primarily reflects the loss of sales for SureGrip footwear, which was sold in December 2016, and the expiration of a small footwear license. SureGrip Footwear had net sales of $15.6 million in Fiscal 2017. Unit sales for Dockers Footwear increased 2% for Fiscal 2018 and the average price per pair of shoes increased 1% for the same period.
Licensed Brands’ earnings from operations decreased from $4.6 million for Fiscal 2017 to a loss of $(0.2) million for Fiscal 2018, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and changes in product mix and increased promotional activities in the remaining businesses. The Company anticipates decreased sales in Licensed Brands in Fiscal 2019 as a result of its termination of the Bass license.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2018, excluding the $182.2 million goodwill impairment charge, was $41.8 million compared to $30.3 million for Fiscal 2017. Corporate expense in Fiscal 2018 included an $8.8 million charge in asset impairment and other charges, primarily for licensing termination expense, retail store asset impairments and hurricane losses. Corporate expense in Fiscal 2017 included a $0.8 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses as a result of a litigation settlement and a gain for other legal matters, partially offset by retail store asset impairments and pension settlement expenses. Excluding the gains and charges listed above, corporate and other expense increased primarily due to increased professional fees and other corporate expenses, partially offset by decreased bonus expense.
Net interest expense increased 3.1% from $5.2 million in Fiscal 2017 to $5.4 million in Fiscal 2018 primarily due to increased interest rates and to increased revolver borrowings compared to the previous year as a result of increased capital expenditures.

Results of Operations—Fiscal 2017 Compared to Fiscal 2016
The Company’s net sales for Fiscal 2017 decreased 5.1% to $2.87 billion from $3.02 billion in Fiscal 2016. The decrease in net sales was a result of decreased sales in Lids Sports Group, reflecting the sale of the Lids Team Sports business in the fourth quarter of Fiscal 2016, and decreased sales in Schuh Group and Licensed Brands, partially offset by increased sales in Johnston & Murphy Group, while Journeys Group sales remained flat for Fiscal 2017. Net sales of the Company's businesses other than Lids Team Sports decreased less than 1% for Fiscal 2017. Gross margin decreased 1.8% to $1.42 billion in Fiscal 2017 from $1.44 billion in Fiscal 2016, but increased as a percentage of net sales from 47.8% in Fiscal 2016 to 49.4% in Fiscal 2017, primarily reflecting increased gross margin as a percentage of net sales in the Lids Sports Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Journeys Group and Licensed Brands. Selling and administrative expenses in Fiscal 2017 decreased 0.6% from Fiscal

2016 but increased as a percentage of net sales from 42.5% to 44.5%, primarily reflecting expense increases in Journeys Group, Lids Sports Group, Licensed Brands and Corporate, partially offset by decreased expenses in Schuh Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin and selling and administrative expense is not comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2017 were $151.4 million, compared to $151.5 million for Fiscal 2016. Pretax earnings for Fiscal 2017 included an asset impairment and other gain of $0.8 million, including an $8.9 million gain for network intrusion expenses as result of a litigation settlement and a $0.8 million gain for other legal matters, partially offset by $6.4 million for retail store asset impairments and $2.5 million pension settlement expense. Pretax earnings for Fiscal 2017 also included a gain of $12.3 million on the sale of SureGrip Footwear and a $2.4 million gain on the sale of Lids Team Sports. Pretax earnings for Fiscal 2016 included asset impairment and other charges of $7.9 million, including $3.1 million for retail store asset impairments, $2.5 million for asset write-downs, $2.2 million for expenses related to the computer network intrusion announced in December 2010 and $0.1 million for other legal matters. Pretax earnings for Fiscal 2016 also included a gain of $4.7 million on the sale of Lids Team Sports and $1.5 million in expense related to the deferred purchase price obligation related to the Schuh acquisition.
Net earnings for Fiscal 2017 were $97.4 million ($4.83 diluted earnings per share) compared to $94.6 million ($4.11 diluted earnings per share) for Fiscal 2016. Net earnings for Fiscal 2017 included a $0.4 million ($0.02 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. Net earnings for Fiscal 2016 included a $0.8 million ($0.04 diluted loss per share) charge to earnings (net of tax), primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective income tax rate of 35.4% for Fiscal 2017 compared to 37.1% for Fiscal 2016 and 36.7% for Fiscal 2015. The effective tax rate for Fiscal 2017 was lower compared to Fiscal 2016 due to the release of tax reserves. The effective tax rate for Fiscal 2016 benefited from increased foreign earnings and lowering of foreign tax rates combined with a release of $1.3 million in valuation allowance on foreign net operating losses no longer required, while the effective tax rate for Fiscal 2015 benefited from a $7.0 million reversal of charges previously recorded related to formerly uncertain tax positions that were taken by Schuh at the time of the purchase by the Company which the Company resolved favorably during Fiscal 2015. See Note 9 to the Consolidated Financial Statements for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2017	2016
	(dollars in thousands)
Net sales	$1,251,646	$1,251,637	—%
Earnings from operations	$85,875	$126,248	(32.0)%
Operating margin	6.9%	10.1%

Net sales from Journeys Group were flat at $1.25 billion for Fiscal 2017 and 2016. Journeys Group's comparable sales were down 4% in Fiscal 2017 which includes a 5% decrease in same store sales and a 12% increase in comparable direct sales. Average Journeys stores operated increased 4% during Fiscal 2017. The comparable store sales decrease reflected an 8% decrease in footwear unit comparable sales while the average price per pair of shoes increased 3%. The store count for Journeys Group was 1,249 stores at the end of Fiscal 2017, including 230 Journeys Kidz stores, 39 Shi by Journeys stores, 95 Underground by Journeys stores, 44 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,222 stores at the end of Fiscal 2016, including 200 Journeys Kidz stores, 46 Shi by Journeys stores, 98 Underground by Journeys stores, 39 Journeys stores in Canada and 36 Little Burgundy stores in Canada, acquired in the fourth quarter of Fiscal 2016.
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

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	Feb. 3, 2018	Jan. 28, 2017	Jan. 30, 2016
	(dollars in millions)
Cash and cash equivalents	$39.9	$48.3	$133.3
Working capital	$438.0	$407.6	$447.5
Long-term debt (includes current maturities)	$88.4	$82.9	$111.8
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.
Cash provided by operating activities was $164.6 million in Fiscal 2018 compared to $165.2 million in Fiscal 2017. The $0.6 million decrease from operating activities from Fiscal 2017 reflects a decrease in cash flow from decreased earnings and changes in accounts payable of $31.9 million, partially offset by an increase in cash flow from changes in inventory of $77.0 million.
The $31.9 million decrease in cash flow from accounts payable reflects changes in buying patterns, vendor mix and lower inventory levels. The $77.0 million increase in cash flow from inventory primarily reflects a reduction in the growth in inventory in Lids Sports Group, Journeys Group, Licensed Brands and Johnston & Murphy Group, on a year over year basis, partially offset by increased inventory in Schuh Group.
The $31.6 million decrease in inventories at February 3, 2018 from January 28, 2017 levels primarily reflects decreases in all of the Company's business segments except Schuh Group.
Accounts receivable at February 3, 2018 decreased $0.8 million compared to January 28, 2017 primarily due to decreased sales in the Licensed Brands business.
Cash provided by operating activities was $165.2 million in Fiscal 2017 compared to $149.7 million in Fiscal 2016. The $15.5 million increase from operating activities from Fiscal 2016 reflects an increase in cash flow from changes in other accrued liabilities, accounts payable, accounts receivable and prepaids and other current assets of $53.6 million, $22.0 million, $8.0 million and $6.6 million, respectively, partially offset by a $73.2 million decrease in cash flow from changes in inventory.
The $53.6 million increase in cash flow from other accrued liabilities when comparing the change from Fiscal 2017 and 2016 with the change from Fiscal 2016 and 2015 reflects the reduction of Schuh acquisition related accruals due to payments in Fiscal 2016. The $22.0 million increase in cash flow from accounts payable reflects changes in buying patterns and payment terms negotiated with individual vendors and is related to the increase in inventory. The $8.0 million increase in cash from accounts receivable reflects lower wholesale sales in Fiscal 2017 compared to increased wholesale sales and increased receivables related to the sale of Lids Team Sports in Fiscal 2016. The $6.6 million increase in prepaids and other current assets primarily reflects increases in Fiscal 2016 for prepaid taxes and rent. The $73.2 million decrease in cash flow from inventory primarily reflects an increase in Journeys Group and Lids Sports Group inventory.
The $45.4 million increase in inventories at January 28, 2017 from January 30, 2016 levels primarily reflects increases in Journeys Group, Lids Sports Group and Johnston & Murphy Group.
Accounts receivable at January 28, 2017 decreased $1.4 million compared to January 30, 2016 primarily due to decreased sales in the Licensed Brands business.

Sources of Liquidity
The Company has three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and the credit facilities discussed below. The Company believes that cash and cash equivalents on hand, cash flow from operations and availability under its credit facilities will be sufficient to cover its working capital, capital expenditures and stock repurchases for the foreseeable future.
On January 31, 2018, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, with the lenders party thereto (the "Lenders") and Bank of America, N.A., as agent (the "Agent"). The Credit Facility provides revolving credit in the aggregate principal amount of $400.0 million, including (i) for the Company and the other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada Inc., a revolving credit subfacility in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility expires January 31, 2023. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $200.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit subfacility may be increased by no more than $15.0 million and the UK revolving credit subfacility may be increased by no more than $100.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $600.0 million) or the "Borrowing Base", which generally is based on 90% of eligible inventory (increased to 92.5% during fiscal months September through November) plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables of the Company and the other borrowers formed in the U.S. and GCO Canada Inc. less applicable reserves (the "Loan Cap"). If requested by the Company and Genesco (UK) Limited and agreed to by the required percentage of Lenders, the relevant assets of Genesco (UK) Limited will be included in the Borrowing Base, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $100.0 million, subject to the increased facility as described above. At no time can the total loans outstanding to Genesco (UK) Limited and to GCO Canada Inc. exceed 50% of the Loan Cap. In the event that the availability for GCO Canada Inc. to borrow loans based solely on its own borrowing base is completely utilized, GCO Canada Inc. will have the ability, subject to certain terms and conditions, to obtain additional loans (but not to exceed its total revolving credit subfacility amount) to the extent of the then unused portion of the domestic Loan Cap.
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
In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement which amended the Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") dated May 2015. The amendment includes a new Facility A of £1.0 million, a Facility B of £9.4 million, a Facility C revolving credit agreement of £16.5 million, a working capital facility of £2.5 million and an additional revolving credit facility, Facility D, of €7.2 million for its operations in Ireland and Germany. The Facility A loan was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019. The Facility D bears interest at EURIBOR plus 2.2% per annum and expires in September 2019.

There were $11.5 million in UK term loans and $7.6 million in UK revolver loans outstanding at February 3, 2018. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at February 3, 2018. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $127.5 million during Fiscal 2018 and $100.1 million during Fiscal 2017, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2018 and Fiscal 2017. The borrowings outstanding during Fiscal 2018 reflect increased funds borrowed to fund increased capital expenditures.

There were $11.3 million of letters of credit outstanding and $69.4 million of revolver borrowings outstanding, including $14.8 million (£10.5 million) related to Genesco (UK) Limited and $36.7 million (C$45.4 million) related to GCO Canada, under the Credit Facility at February 3, 2018. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $263.3 million at February 3, 2018. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at February 3, 2018.
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
The Credit Facility prohibits the payment of dividends and other restricted payments unless, among other things, as of the date of the making of any Restricted Payment (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma Excess Availability for the prior 60 day period equal to or greater than 20% of the Loan Cap, after giving pro forma effect to such Restricted Payment, or (ii) (A) the Borrowers have pro forma Excess Availability for the prior 60 day period of less than 20% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment, the Borrowers are Solvent (as defined in the Credit Facility). Additionally, the Company may make cash dividends on preferred stock up to $0.5 million in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2019.

Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability (as defined in the Credit Facility) is less than the greater of $25.0 million or 10% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0.

The Credit Facility also permits the Company to incur senior debt in an amount up to the greater of $500.0 million or an amount that would not cause the Company's ratio of consolidated total indebtedness to consolidated EBITDA to exceed 5.0:1.0 provided that certain terms and conditions are met.

In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments to certain material documents and other matters customarily restricted in such agreements.

Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $30.0 million or 12.5% of the Loan Cap for 3 consecutive business days or if certain events of default occur under the Credit Facility.
Off-Balance Sheet Arrangements
None.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 3, 2018.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$88,385	$1,766	$17,247	$69,372	$—
Operating Lease Obligations	1,453,503	256,249	437,064	347,590	412,600
Purchase Obligations(1)	661,277	661,277	—	—	—
Transition tax payable	4,461	357	714	714	2,676
Long-Term Obligations – Schuh(2)	361	230	131	—	—
Other Long-Term Liabilities	1,011	175	349	349	138
Total Contractual Obligations(3)	$2,208,998	$920,054	$455,505	$418,025	$415,414

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$11,262	$11,262	$—	$—	$—
Total Commercial Commitments	$11,262	$11,262	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Includes interest on the UK term loans. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
(3) Excludes unrecognized tax benefits of $3.7 million due to their uncertain nature in timing of payments, if any.

The total accrued benefit liability for pension and other postretirement benefit plans as of February 3, 2018, was $10.6 million. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table. There is no requirement for the Company to make a pension plan contribution. See Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Capital Expenditures
Capital expenditures were $127.9 million, $94.0 million and $100.7 million for Fiscal 2018, 2017 and 2016, respectively. The $33.9 million increase in Fiscal 2018 capital expenditures as compared to Fiscal 2017 is primarily due to the expansion of the Journeys Group's warehouse as well as increased capital expenditures in Lids Sports Group. The $6.7 million decrease in Fiscal 2017 capital expenditures as compared to Fiscal 2016 is primarily due to decreases in capital expenditures of Lids Sports Group and Schuh Group, partially offset by increased capital expenditures in Journeys Group.
Total capital expenditures in Fiscal 2019 are expected to be approximately $75 million. These include retail capital expenditures of approximately $70 million to open approximately 30 Journeys Group stores, including three in Canada, ten Journeys Kidz stores and three Little Burgundy stores, ten Schuh stores, five Johnston & Murphy shops and factory stores, and ten Lids Sports Group stores, including nine Lids stores, with two stores in Canada, and one Locker Room store, to complete approximately 193 major store renovations and includes approximately $16 million in computer hardware and software for initiatives to drive traffic, enhance omni-channel and strengthen our brands. The planned amount of capital expenditures in Fiscal 2019 for wholesale operations and other purposes is approximately $5 million, including approximately $1 million for new systems.
Future Capital Needs
The Company has initiated a plan to reshape its cost structure to improve profitability and has identified potential annual savings in the range of $35 million to $40 million. As a result, the Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2019. The approximately $1.9 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.
The Company had total available cash and cash equivalents of $39.9 million and $48.3 million as of February 3, 2018 and January 28, 2017, respectively, of which approximately $21.2 million and $22.9 million was held by the Company's foreign subsidiaries as of February 3, 2018 and January 28, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.
Common Stock Repurchases
The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 275,300 shares at a cost of $16.2 million during Fiscal 2018. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017. The Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 3, "Legal Proceedings" and Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million reflected in Fiscal 2018, $0.6 million reflected in Fiscal 2017 and $0.8 million reflected in Fiscal 2016. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk.
Outstanding Debt of the Company – The Company has $11.5 million of outstanding U.K. term loans at a weighted average interest rate of 3.02% as of February 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $11.5 million term loans. The Company has $7.6 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.20% as of February 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $7.6 million revolver borrowings. The Company has $69.4 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 3.43% as of February 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.7 million on the $69.4 million revolver borrowings.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at February 3, 2018. As a result, the Company considers the interest rate market risk implicit in these investments at February 3, 2018 to be low.
Summary – Based on the Company’s overall market interest rate exposure at February 3, 2018, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2018 would not be material.
Accounts Receivable – The Company’s accounts receivable balance at February 3, 2018 is concentrated primarily in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer each accounted for 16%, 9% and 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of February 3, 2018. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Foreign Currency Exchange Risk – The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and earnings from operations for Fiscal 2018 were negatively impacted by $5.1 million and positively impacted by $0.3 million, respectively, due to the change in foreign exchange rates.
New Accounting Principles
New Accounting Pronouncements Recently Adopted
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASC 220"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASC 220 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASC 220 in the fourth quarter of Fiscal 2018 and reclassed $2.2 million to retained earnings for the impact of stranded tax effects resulting from the Act.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2018, and the Company measured goodwill impairment in the third quarter of Fiscal 2018 under the provisions of ASU 2017-04.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASC 718"). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASC 718 in the first quarter of Fiscal 2018. The Company recorded an excess tax deficiency of $2.2 million as an increase in income tax expense related to share-based compensation for vested awards in Fiscal 2018. Earnings per share decreased $0.11 per share for Fiscal 2018 due to the impact of ASC 718. The Company reclassified $3.4 million and $4.4 million from operating activities to financing activities on the Consolidated Statements of Cash Flows for Fiscal 2017 and 2016, respectively, representing the value of the shares withheld for taxes on the vesting of restricted stock. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 in the first quarter of Fiscal 2018 under the retrospective approach and, as such, the Company reclassified $21.2 million of deferred taxes from current to noncurrent on its Consolidated Balance Sheets as of January 28, 2017.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASC 330"). ASC 330 requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted ASC 330 in the first quarter of Fiscal 2018 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has not yet made an accounting policy election in regards to the GILTI provisions under the Act. The Company will make its GILTI accounting policy election during the one-year measurement period as allowed by the SEC. No amounts have been recorded in the Company's Fiscal 2018 financial statements for the impact of GILTI provisions.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASC 715"). The standard requires the sponsors of benefit plans to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost. The standard will require the Company to present the non-service pension costs as a component of expense below operating income. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02"). The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of our Fiscal 2020 or February 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

In May 2014, the FASB issued ASC 606. ASC 606 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this standard for one year, which would be the beginning of our Fiscal 2019, or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings.

Based on an evaluation of the standard as a whole, the Company has identified certain changes that are expected to be made to its accounting policies, including: the timing of recognition of direct response advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed as incurred; and the timing of recognition of gift card breakage, in that it will be recognized in revenue based on and in proportion to historical redemption patterns, rather than the current practice of recognizing gift card breakage when the likelihood of redemption is considered remote. The Company is continuing to assess all the impacts of the new standard and the design of internal control over financial reporting; however, based upon the materiality of the transactions that are impacted by the standard, adoption is not expected to have a material impact on its Consolidated Financial Statements and related disclosures. The Company will adopt this guidance in the first quarter of Fiscal 2019 using the modified retrospective approach.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated April 4, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 4, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated April 4, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.
Nashville, Tennessee
April 4, 2018

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 3, 2018	January 28, 2017
Current Assets:
Cash and cash equivalents	$39,937	$48,301
Accounts receivable, net of allowances of $4,593 at February 3,
2018 and $3,073 at January 28, 2017	43,292	43,525
Inventories	542,625	563,677
Prepaids and other current assets	67,234	61,470
Total current assets	693,088	716,973

Property and equipment:
Land	8,065	7,773
Buildings and building equipment	79,587	52,673
Computer hardware, software and equipment	213,335	179,948
Furniture and fixtures	179,008	167,881
Construction in progress	33,625	33,660
Improvements to leased property	440,719	410,116
Property and equipment, at cost	954,339	852,051
Accumulated depreciation	(571,710)	(521,440)
Property and equipment, net	382,629	330,611
Deferred income taxes	25,077	13,372
Goodwill	100,308	271,222
Trademarks, net of accumulated amortization of $5,593 at
February 3, 2018 and $5,574 at January 28, 2017	87,898	84,327
Other intangibles, net of accumulated amortization of $17,439 at
February 3, 2018 and $16,200 at January 28, 2017	1,794	2,392
Other noncurrent assets	24,559	22,102
Total Assets	$1,315,353	$1,440,999

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	February 3, 2018	January 28, 2017
Current Liabilities:
Accounts payable	$140,962	$170,751
Accrued employee compensation	20,616	31,128
Accrued other taxes	16,114	23,101
Accrued income taxes	1,488	7,568
Current portion – long-term debt	1,766	9,175
Other accrued liabilities	72,220	64,333
Provision for discontinued operations	1,902	3,330
Total current liabilities	255,068	309,386
Long-term debt	86,619	73,730
Pension liability	—	6,265
Deferred rent and other long-term liabilities	141,255	127,384
Provision for discontinued operations	1,707	1,713
Total liabilities	484,649	518,478
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,052	1,060
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 3, 2018 – 20,392,253/19,903,789
January 28, 2017 – 20,354,272/19,865,808	20,392	20,354
Additional paid-in capital	250,877	237,677
Retained earnings	603,902	731,111
Accumulated other comprehensive loss	(29,192)	(51,292)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	829,174	921,053
Noncontrolling interest – non-redeemable	1,530	1,468
Total equity	830,704	922,521
Total Liabilities and Equity	$1,315,353	$1,440,999

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2018	2017	2016
Net sales	$2,907,016	$2,868,341	$3,022,234
Cost of sales	1,490,894	1,450,815	1,578,768
Selling and administrative expenses	1,321,319	1,276,368	1,284,322
Goodwill impairment	182,211	—	—
Asset impairments and other, net	8,841	(802)	7,893
Earnings (loss) from operations	(96,249)	141,960	151,251
Gain on sale of SureGrip Footwear	—	(12,297)	—
Gain on sale of Lids Team Sports	—	(2,404)	(4,685)
Interest expense, net:
Interest expense	5,420	5,294	4,414
Interest income	(8)	(47)	(11)
Total interest expense, net	5,412	5,247	4,403
Earnings (loss) from continuing operations before income taxes	(101,661)	151,414	151,533
Income tax expense	9,769	53,555	56,152
Earnings (loss) from continuing operations	(111,430)	97,859	95,381
Provision for discontinued operations, net	(409)	(428)	(812)
Net Earnings (Loss)	$(111,839)	$97,431	$94,569

Basic earnings (loss) per common share:
Continuing operations	$(5.80)	$4.87	$4.17
Discontinued operations	(0.02)	(0.02)	(0.04)
Net earnings (loss)	$(5.82)	$4.85	$4.13
Diluted earnings (loss) per common share:
Continuing operations	$(5.80)	$4.85	$4.15
Discontinued operations	(0.02)	(0.02)	(0.04)
Net earnings (loss)	$(5.82)	$4.83	$4.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2018	2017	2016
Net earnings (loss)	$(111,839)	$97,431	$94,569
Other comprehensive income (loss):
Pension liability adjustment net of tax of $1.9 million,
$2.4 million and $6.3 million for 2018, 2017 and
2016, respectively	5,189	3,618	9,756
Postretirement liability adjustment net of tax of $0.1
million for 2018 and $0.4 million each for 2017 and 2016	(376)	(674)	666
Stranded tax effect from tax reform	(2,234)	—	—
Foreign currency translation adjustments	19,521	(11,623)	(12,459)
Total other comprehensive income (loss)	22,100	(8,679)	(2,037)
Comprehensive Income (Loss)	$(89,739)	$88,752	$92,532

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(111,839)	$97,431	$94,569
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	78,326	75,768	79,011
Amortization of deferred note expense and debt discount	747	839	820
Deferred income taxes	(15,584)	5,394	(2,125)
Provision for accounts receivable	853	442	637
Impairment of goodwill	182,211	—	—
Impairment of long-lived assets	2,670	6,409	3,125
Restricted stock expense	13,505	13,481	13,758
Provision for discontinued operations	552	701	1,333
Gain on sale of business	—	(14,701)	(4,685)
Loss on pension buyout	—	2,456	—
Other	1,857	1,599	3,708
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	835	1,362	(6,669)
Inventories	31,606	(45,396)	27,827
Prepaids and other current assets	(4,025)	(2,258)	(8,879)
Accounts payable	(7,337)	24,527	2,505
Other accrued liabilities	(22,339)	(12,867)	(66,482)
Other assets and liabilities	12,553	10,062	11,223
Net cash provided by operating activities	164,591	165,249	149,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127,853)	(93,970)	(100,652)
Acquisitions, net of cash acquired	—	(22)	(35,063)
Proceeds from asset sales and sale of businesses	252	23,053	59,915
Net cash used in investing activities	(127,601)	(70,939)	(75,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(9,289)	(6,591)	(24,920)
Proceeds from issuance of long-term debt	—	—	27,417
Borrowings under revolving credit facility	515,560	340,920	401,276
Payments on revolving credit facility	(508,875)	(357,685)	(311,067)
Shares repurchased	(17,879)	(143,934)	(142,056)
Change in overdraft balances	(22,498)	(8,349)	(600)
Additions to deferred note cost	(1,429)	—	(655)
Exercise of stock options	—	1,018	1,442
Other	(3,000)	(3,594)	(2,950)
Net cash used in financing activities	(47,410)	(178,215)	(52,113)
Effect of foreign exchange rate fluctuations on cash	2,056	(1,082)	(1,342)
Net Increase (Decrease) in Cash and Cash Equivalents	(8,364)	(84,987)	20,421
Cash and cash equivalents at beginning of year	48,301	133,288	112,867
Cash and cash equivalents at end of year	$39,937	$48,301	$133,288
Net cash paid for:
Interest	$5,350	$4,263	$3,408
Income taxes	37,471	52,384	58,940

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 31, 2015	$1,274	$24,515	$208,888	$820,563	$(40,576)	$(17,857)	$1,970	$998,777
Net earnings	—	—	—	94,569	—	—	—	94,569
Other comprehensive loss	—	—	—	—	(2,037)	—	—	(2,037)
Exercise of stock options	—	35	1,273	—	—	—	—	1,308
Issue shares – Employee Stock Purchase Plan	—	3	131	—	—	—	—	134
Employee and non-employee restricted stock	—	—	13,758	—	—	—	—	13,758
Restricted stock issuance	—	239	(239)	—	—	—	—	—
Restricted shares withheld for taxes	—	(66)	66	(4,408)	—	—	—	(4,408)
Tax benefit of stock options and
restricted stock exercised	—	—	(90)	—	—	—	—	(90)
Shares repurchased	—	(2,383)	—	(142,502)	—	—	—	(144,885)
Other	(197)	(20)	217	—	—	—	—	—
Noncontrolling interest – loss	—	—	—	—	—	—	(343)	(343)
Balance January 30, 2016	1,077	22,323	224,004	768,222	(42,613)	(17,857)	1,627	956,783
Net earnings	—	—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and
restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	1,060	20,354	237,677	731,111	(51,292)	(17,857)	1,468	922,521
Net loss		—	—	(111,839)	—	—	—	(111,839)
Other comprehensive income	—	—	—	—	22,100	—	—	22,100
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – gain	—	—	—	—	—	—	62	62
Balance February 3, 2018	$1,052	$20,392	$250,877	$603,902	$(29,192)	$(17,857)	$1,530	$830,704

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Shi by Journeys, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, shibyjourneys.com, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids and on macys.com, under a license agreement with Macy's; and certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com. Including both the footwear businesses and the Lids Sports Group business, at February 3, 2018, the Company operated 2,694 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2018, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2018 was a 53-week year with 371 days and Fiscal 2017 and 2016 were 52-week years with 364 days. Fiscal 2018 ended on February 3, 2018, Fiscal 2017 ended on January 28, 2017 and Fiscal 2016 ended on January 30, 2016.

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

Significant areas requiring management estimates or judgments include the following key financial areas:

Inventory Valuation
The Company values its inventories at the lower of cost or net realizable value in its wholesale, Schuh Group and Lids Sports Group segments.

In its footwear wholesale operations and its Schuh Group segment, cost is determined using the FIFO method. Net realizable value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. The Company provides a valuation allowance when the inventory has not been marked down to net realizable value based on current selling prices or when the inventory is not turning and is not expected to turn at levels satisfactory to the Company.

The Lids Sports Group segment employs the moving average cost method for valuing inventories and applies freight using an allocation method. The Company provides a valuation allowance for slow-moving inventory based on negative margins and specific analysis, and estimates shrink based on historical experience, where appropriate.

In its retail operations, other than the Schuh Group and Lids Sports Group segments, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns, and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, the Company employs the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyzes markdown requirements at the stock number level based on factors such as inventory turn, average selling price, and inventory age. In addition, the Company accrues markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, the Company maintains reserves for shrinkage and damaged goods based on historical rates.

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

In accordance with ASC 350, the Company has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment the Company concludes that the asset is not impaired, no further action is required. However, if the Company concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the business unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. See also Note 2.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2018, $0.6 million in Fiscal 2017 and $0.8 million in Fiscal 2016. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

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

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 3, 2018, the Company had a deferred tax valuation allowance of $6.4 million.

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

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $39.9 million and $48.3 million as of February 3, 2018 and January 28, 2017, respectively, of which approximately $21.2 million and $22.9 million was held by the Company's foreign subsidiaries as of February 3, 2018 and January 28, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at February 3, 2018 and January 28, 2017. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At February 3, 2018, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At February 3, 2018 and January 28, 2017, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $14.2 million and $36.7 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer each accounted for 16%, 9% and 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of February 3, 2018.

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

Depreciation expense related to property and equipment was approximately $78.1 million, $74.9 million and $76.2 million for Fiscal 2018, 2017 and 2016, respectively.

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

The Consolidated Balance Sheets include asset retirement obligations related to leases of $11.5 million and $10.3 million as of February 3, 2018 and January 28, 2017, respectively.

Acquisitions
Acquisitions are accounted for using the Business Combinations Topic of the Codification. The total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition.

Goodwill and Other Intangibles
As required under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. The Company will update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the business unit with which the goodwill is associated below its carrying amount. It is also required that intangible assets with finite lives be amortized over

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

their respective lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant and Equipment Topic of the Codification.

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015, Schuh Group Ltd. in June 2011, Hat World Corporation in April 2004 and various other small acquisitions. The Consolidated Balance Sheets include goodwill of $89.9 million for the Schuh Group and $10.4 million for Journeys Group at February 3, 2018, and $181.6 million for the Lids Sports Group, $79.8 million for the Schuh Group and $9.8 million for Journeys Group at January 28, 2017. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results, business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually at the beginning of its fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired. During the third quarter of Fiscal 2018, the Company identified qualitative indicators of impairment, including a significant decline in the Company's stock price and market capitalization for a sustained period since the last consideration of indicators of impairment in the second quarter of Fiscal 2018, underperformance relative to projected operating results, particularly in the Lids Sports Group reporting unit, and an increased competitive environment in the licensed sports business. The Company performed a full valuation of its reporting units as required under ASC 350 and concluded the goodwill attributed to Lids Sports Group was fully impaired. As a result, the Company recorded a non-cash impairment charge of $182.2 million in the third quarter of Fiscal 2018. See Note 2 for additional information.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 3, 2018 and January 28, 2017 are:

In thousands	February 3, 2018		January 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$69,372	$69,421	$49,879	$50,396
UK Term Loans	11,419	11,602	19,230	19,541
UK Revolver Borrowings	7,594	7,671	13,796	13,956

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

Cost of Sales
For the Company’s retail operations, the cost of sales includes actual product cost, the cost of transportation to the Company’s warehouses from suppliers, the cost of transportation from the Company’s warehouses to the stores and the cost of transportation from the Company's warehouses to the customer. Additionally, the cost of its distribution facilities allocated to its retail operations is included in cost of sales.

For the Company’s wholesale operations, the cost of sales includes the actual product cost and the cost of transportation to the Company’s warehouses from suppliers.

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses in the amounts of $5.8 million, $6.2 million and $9.6 million for Fiscal 2018, 2017 and 2016, respectively.

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

Gift card breakage is recognized in revenues each period for which financial statements are updated. Gift card breakage recognized as revenue was $1.6 million, $1.4 million and $1.2 million for Fiscal 2018, 2017 and 2016, respectively. The Consolidated Balance Sheets include an accrued liability for gift cards of $18.1 million and $17.7 million at February 3, 2018 and January 28, 2017, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $467.4 million, $451.9 million and $432.9 million for Fiscal 2018, 2017 and 2016, respectively.

Shipping and Handling Costs
Shipping and handling costs related to inventory purchased from suppliers are included in the cost of inventory and are charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale costs of distribution and shipping costs for product shipped from stores, which are included in selling and administrative expenses on the Consolidated Statements of Operations.

Preopening Costs
Costs associated with the opening of new stores are expensed as incurred, and are included in selling and administrative expenses on the Consolidated Statements of Operations.

Store Closings and Exit Costs
From time to time, the Company makes strategic decisions to close stores or exit locations or activities. Under the provisions of the Property, Plant, and Equipment Topic of the Codification, the definition of a discontinued operation was amended. A discontinued operation may include a component of an entity or a group of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operation or financial results. If stores or operating activities to be closed or exited constitute a component or group of components that represent a strategic shift in the Company's operations, these closures will be considered discontinued operations. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Operations. In each of the years presented, no store closings have met the discontinued operations criteria.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $85.7 million, $76.7 million and $73.7 million for Fiscal 2018, 2017 and 2016, respectively. Direct response advertising costs for catalogs are capitalized in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. Such costs are amortized over the estimated future period as revenues are realized from such advertising, not to exceed six months. The Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million at February 3, 2018 and $1.2 million at January 28, 2017.

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

Cooperative advertising costs recognized in selling and administrative expenses were $3.3 million, $3.6 million and $3.4 million for Fiscal 2018, 2017 and 2016, respectively. During Fiscal 2018, 2017 and 2016, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $10.9 million, $8.5 million and $6.4 million for Fiscal 2018, 2017 and 2016, respectively. During Fiscal 2018, 2017 and 2016, the Company’s vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 11).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net (gain) loss of $0.0 million, $(1.2) million and $2.7 million for Fiscal 2018, 2017 and 2016, respectively.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The fair value of employee restricted stock is determined based on the closing price of the Company's stock on the date of grant. Forfeitures for restricted stock are recognized as they occur (see Note 12).

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 3, 2018 consisted of $6.2 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $2.2 million, net of tax, and a cumulative foreign currency translation adjustment of $20.8 million.

The following table summarizes the components of accumulated other comprehensive loss for the year ended February 3, 2018:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance January 28, 2017	$(40,329)	$(10,963)	$(51,292)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	18,024	—	18,024
Gain on intra-entity foreign currency transactions
(long-term investment nature)	1,497	—	1,497
Net actuarial gain	—	5,654	5,654
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	973	973
Stranded tax effect from tax reform (2)	—	(2,234)	(2,234)
Income tax expense	—	1,814	1,814
Current period other comprehensive income, net of tax	19,521	2,579	22,100
Balance February 3, 2018	$(20,808)	$(8,384)	$(29,192)

(1) Amount is included in net periodic benefit cost, which is recorded in selling and administrative expense on the Consolidated Statements of Operations.
(2) Amount reclassed to retained earnings.

Business Segments
As required by ASC 280, companies should disclose “operating segments” based on the way management disaggregates the Company’s operations for making internal operating decisions (see Note 14).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In February 2018, the FASB issued ASC 220, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASC 220 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASC 220 in the fourth quarter of Fiscal 2018 and reclassed $2.2 million to retained earnings for the impact of stranded tax effects resulting from the Act.

In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2018, and the Company measured goodwill impairment in the third quarter of Fiscal 2018 under the provisions of ASU 2017-04.

In March 2016, the FASB issued ASC 718. The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASC 718 in the first quarter of Fiscal 2018. The Company recorded an excess tax deficiency of $2.2 million as an increase in income tax expense related to share-based compensation for vested awards in Fiscal 2018. Earnings per share decreased $0.11 per share for Fiscal 2018 due to the impact of ASC 718. The Company reclassified $3.4 million and $4.4 million from operating activities to financing activities on the Consolidated Statements of Cash Flows for Fiscal 2017 and 2016, respectively, representing the value of the shares withheld for taxes on the vesting of restricted stock. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted ASU 2015-17 in the first quarter of Fiscal 2018 under the retrospective approach and, as such, the Company reclassified $21.2 million of deferred taxes from current to noncurrent on its Consolidated Balance Sheets as of January 28, 2017.

In July 2015, the FASB issued ASC 330. ASC 330 requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted ASC 330 in the first quarter of Fiscal 2018 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has not yet made an accounting policy election in regards to the GILTI provisions under the Act. The Company will make its GILTI accounting policy election during the one-year measurement period as allowed by the SEC. No amounts have been recorded in the Company's Fiscal 2018 financial statements for the impact of GILTI provisions.

In March 2017, the FASB issued ASC 715. The standard requires the sponsors of benefit plans to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost. The standard will require the Company to present the non-service pension costs as a component of expense below operating income. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02. The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the beginning of our Fiscal 2020 or February 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

In May 2014, the FASB issued ASC 606. ASC 606 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and merges areas under this topic with those of the International Financial Reporting Standards. ASC 606 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, in August 2015, the FASB deferred this standard for one year, which would be the beginning of our Fiscal 2019, or February 2018. The amendment is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings.

Based on an evaluation of the standard as a whole, the Company has identified certain changes that are expected to be made to its accounting policies, including: the timing of recognition of direct response advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed as incurred; and the timing of recognition of gift card breakage, in that it will be recognized in revenue based on and in proportion to historical redemption patterns, rather than the current practice of recognizing gift card breakage when the likelihood of redemption is considered remote. The Company is continuing to assess all the impacts of the new standard and the design of internal control over financial reporting; however, based upon the materiality of the transactions that are impacted by the standard, adoption is not expected to have a material impact on its Consolidated Financial Statements and related disclosures. The Company will adopt this guidance in the first quarter of Fiscal 2019 using the modified retrospective approach.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

 Note 2
Goodwill, Acquisitions, Other Intangible Assets and Sale of Businesses

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Lids Sports Group	Schuh Group	Journeys Group	Total Goodwill
Balance, January 28, 2017	$181,628	$79,769	$9,825	$271,222
Impairment charge	(182,211)	—	—	(182,211)
Effect of foreign currency exchange rates	583	10,146	568	$11,297
Balance, February 3, 2018	$—	$89,915	10,393	$100,308

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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Goodwill, Acquisitions, Intangible Assets and Sale of Businesses, Continued

Acquisitions
During Fiscal 2016, the Company completed the acquisition of Little Burgundy, a small retail footwear chain in Canada for a total purchase price of $35.1 million. The stores acquired are operated within the Journeys Group.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
In thousands	Feb. 3, 2018	Jan. 28, 2017	Feb. 3, 2018	Jan. 28, 2017	Feb. 3, 2018	Jan. 28, 2017	Feb. 3, 2018	Jan. 28, 2017
Gross other intangibles	$14,981	$14,625	$2,130	$1,958	$2,122	$2,009	$19,233	$18,592
Accumulated amortization	(13,714)	(12,938)	(2,130)	(1,956)	(1,595)	(1,306)	(17,439)	(16,200)
Net Other Intangibles	$1,267	$1,687	$—	$2	$527	$703	$1,794	$2,392

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.2 million, $0.9 million and $2.9 million for Fiscal 2018, 2017 and 2016, respectively. The amortization of intangibles, including trademarks, will be $0.2 million for Fiscal 2019 and less than $0.1 million for Fiscal 2020, 2021, 2022 and 2023.

Sale of Businesses
On December 25, 2016, the Company completed the sale of all the stock of the Company's subsidiary, Keuka Footwear, Inc., which operated the SureGrip occupational, slip-resistant footwear business within the Licensed Brands Group, to Shoes for Crews, LLC. The Company recognized a gain on the sale, in Fiscal 2017, of $(12.3) million, net of transaction-related expenses before tax.
On January 19, 2016, the Company completed the sale of the assets of the Lids Team Sports business, which had operated within its Lids Sports Group segment, to BSN Sports, LLC. The Company recognized a gain on the sale in Fiscal 2016 of $(4.7) million, net of transaction-related expenses before tax. In Fiscal 2017, the Company recognized an additional pretax gain of $(2.4) million on the sale of Lids Team Sports related to final working capital adjustments.
The sales of SureGrip Footwear and Lids Team Sports were not strategic shifts that would have a major effect on operations and financial results, and therefore the businesses were not presented as discontinued operations in the Company's Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations

Asset Impairments and Other Charges
In accordance with Company policy, assets are determined to be impaired when the impairment indicators are identified and estimated future cash flows are insufficient to recover the carrying costs. Impairment charges represent the excess of the carrying value over the estimated fair value of those assets.
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

The Company recorded a pretax charge to earnings of $8.8 million in Fiscal 2018, including $5.2 million in licensing termination expenses, $2.7 million for retail store asset impairments and $0.9 million for hurricane losses.

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
Discontinued Operations
In Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company recorded an additional charge to earnings of $0.6 million ($0.4 million net of tax), $0.7 million ($0.4 million net of tax) and $1.3 million ($0.8 million net of tax), respectively, reflected in discontinued operations, primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 31, 2015	$14,759
Additional provision Fiscal 2016	1,333
Charges and adjustments, net	(473)
Balance January 30, 2016	15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017	5,043
Additional provision Fiscal 2018	552
Charges and adjustments, net	(1,986)
Balance February 3, 2018*	3,609
Current provision for discontinued operations	1,902
Total Noncurrent Provision for Discontinued Operations	$1,707

*Includes a $3.0 million environmental provision, including $1.9 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	February 3, 2018	January 28, 2017
Raw materials	$—	$389
Wholesale finished goods	52,924	61,575
Retail merchandise	489,701	501,713
Total Inventories	$542,625	$563,677

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of February 3, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of April 29, 2017	$14	$—	$—	$14	$119
Measured as of July 29, 2017	—	—	—	—	58
Measured as of October 28, 2017	251	—	—	251	510
Measured as of February 3, 2018	494	—	—	494	1,983
Total Asset Impairment Fiscal 2018					$2,670

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $2.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the twelve months ended February 3, 2018. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt

In thousands	February 3, 2018	January 28, 2017
U.S. Revolver borrowings	$69,372	$49,879
UK term loans	11,479	19,345
UK revolver borrowings	7,594	13,796
Deferred note expense on term loans	(60)	(115)
Total long-term debt	88,385	82,905
Current portion	1,766	9,175
Total Noncurrent Portion of Long-Term Debt	$86,619	$73,730

Long-term debt maturing during each of the next five fiscal years is $1.8 million, $17.2 million, $0.0 million, $0.0 million and $69.4 million, respectively.

The Company had $69.4 million of revolver borrowings outstanding under the Credit Facility at February 3, 2018, which includes $14.8 million (£10.5 million) related to Genesco (UK) Limited and $36.7 million (C$45.4 million) related to GCO Canada, and had $11.5 million (£8.1 million) in term loans outstanding and $7.6 million (€6.1 million) in revolver loans outstanding under the U.K. Credit Facilities (described below) at February 3, 2018. The Company had outstanding letters of credit of $11.3 million under the Credit Facility at February 3, 2018. These letters of credit support lease and insurance indemnifications.
U. S. Credit Facility:

On January 31, 2018, the Company entered into the Fourth Amended and Restated Credit Agreement, (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, as other borrowers, with the lenders party thereto (the "Lenders") and Bank of America, N.A., as agent (the "Agent"). The Credit Facility provides revolving credit in the aggregate principal amount of $400.0 million and replaces the previous $400.0 million revolving credit facility. The Credit Facility expires January 31, 2023.

Deferred financing costs incurred of $1.4 million related to the Credit Facility were capitalized and are being amortized over five years. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The material terms of the Credit Facility are as follows:

Availability
The Credit Facility is a revolving credit facility in the aggregate principal amount of $400.0 million, including (i) for the Company and the other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada Inc., a revolving credit subfacility in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
The Company has the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $200.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit subfacility may be increased by no more than $15.0 million and the UK revolving credit subfacility may be increased by no more than $100.0 million.
The aggregate amount of the loans made and letters of credit issued under the Credit Facility shall at no time exceed the lesser of the facility amount ($400.0 million or, if increased as described above, up to $600.0 million) or the "Borrowing Base", which generally is based on 90% of eligible inventory (increased to 92.5% during fiscal months September through November) plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables of the Company and the other borrowers formed in the U.S. and GCO Canada Inc. less applicable reserves (the "Loan Cap"). If requested by the Company and Genesco (UK) Limited and agreed to by the required percentage of Lenders, the relevant assets of Genesco (UK) Limited will be included in the Borrowing Base, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $100.0 million, subject to the increased facility as described above. At no time can the total loans outstanding to Genesco (UK) Limited and to GCO Canada Inc. exceed 50% of the Loan Cap. In the event that the availability for GCO Canada Inc. to borrow loans based solely on its own borrowing base is completely utilized, GCO Canada Inc. will have the ability, subject to certain terms and conditions, to obtain additional loans (but not to exceed its total revolving credit subfacility amount) to the extent of the then unused portion of the domestic Loan Cap.
The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Collateral
The loans and other obligations under the Credit Facility are secured by a perfected first priority lien on, and security interest in certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes intellectual property, equity interests, equipment, real estate and leaseholds interests. The assets of Genesco (UK) Limited will not be pledged as collateral unless the UK borrowing base is established and once pledged, will only serve to secure the obligations of GCO Canada Inc. and Genesco (UK) Limited and their respective subsidiaries.
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued
Domestic Facility:
(a) LIBOR (not to be less than zero) plus the applicable margin (based on average Excess Availability (as defined below) during the prior quarter), or (b) the domestic Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.
Canadian SubFacility:
For loans made in Canadian dollars, (a) the bankers’ acceptances (“BA”) rate (not to be less than zero) plus the applicable margin, or (b) the Canadian Prime Rate (not to be less than zero) (defined as the highest of the (i) Bank of America Canadian Prime Rate, and (ii) the BA rate for a one month interest period plus 1.0%) plus the applicable margin.

For loans made in U.S. dollars, (a) LIBOR plus the applicable margin, or (b) the U.S. Index Rate (not to be less than zero) (defined as the highest of the (i) Bank of America (Canada branch) U.S. dollar base rate, (ii) the Federal Funds rate plus 0.50%, and (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.

UK Sub-Facility:
LIBOR (not to be less than zero) plus the applicable margin.

Swingline Loans:
Domestic swingline loans - domestic Base Rate plus the applicable margin.
UK swingline loans - UK Base Rate (being the "base rate" of the local Bank of America branch in the jurisdiction of the currency chosen) plus the applicable margin.
Canadian swingline loans - Canadian Prime Rate or U.S. Index Rate, plus the applicable margin.

The initial applicable margin for domestic Base Rate loans (including domestic swingline loans), U.S. Index rate loans (including Canadian swingline loans) and Canadian Prime Rate loans (including Canadian swingline loans) is 0.50% and the initial applicable margin for LIBOR loans, BA equivalent loans and UK swingline loans is 1.50%. Thereafter, the applicable margin is subject to adjustment based on “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap over the outstanding credit extensions under the Credit Facility.

Interest on the Company’s borrowings is payable monthly in arrears for domestic Base Rate loans (including domestic swingline loans), U.S. Index rate loans (including Canadian swingline loans), Canadian Prime Rate loans (including Canadian swingline loans) and UK swingline loans and at the end of each interest rate period (but not less often than quarterly) for LIBOR loans and BA equivalent loans.

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $25.0 million or 10% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10% of the Loan Cap, the Credit Facility requires the
Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $263.3 million at February 3, 2018. Because Excess Availability exceeded $25.0 million or 10% of the Loan Cap, the Company was not required to comply with this financial covenant at February 3, 2018.

The Credit Facility also permits the Company to incur senior debt in an amount up to the greater of $500.0 million or an amount that would not cause the Company's ratio of consolidated total indebtedness to consolidated EBITDA to exceed 5.0:1.0 provided that certain terms and conditions are met.

In addition, the Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments or material amendments to certain material documents and other matters customarily restricted in such agreements.
Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $30.0 million or 12.5% of the Loan Cap for three consecutive business days or if certain events of default occur under the Credit Facility.
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
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued
U.K. Credit Facility
In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement which amended the Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") dated May 2015. The amendment includes a new Facility A of £1.0 million, a Facility B of £9.4 million, a Facility C revolving credit agreement of £16.5 million, a working capital facility of £2.5 million and an additional revolving credit facility, Facility D, of €7.2 million for its operations in Ireland and Germany. The Facility A loan was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019. The Facility D bears interest at EURIBOR plus 2.2% per annum and expires in September 2019.

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at February 3, 2018. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations, certain distribution centers and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2031. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The stores leases in the United Kingdom, the Republic of Ireland and Germany typically have initial terms of between 10 and 15 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 2% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2018	2017	2016
Minimum rentals	$278,197	$264,129	$255,083
Contingent rentals	9,443	9,957	11,044
Sublease rentals	(1,276)	(1,863)	(825)
Total Rental Expense	$286,364	$272,223	$265,302

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases, Continued

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2019	$256,249
2020	229,434
2021	207,630
2022	185,644
2023	161,945
Later years	412,601
Total Minimum Rental Commitments	$1,453,503

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

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $29.0 million and $25.4 million at February 3, 2018 and January 28, 2017, respectively, and deferred rent of $59.3 million and $51.9 million at February 3, 2018 and January 28, 2017, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized	Number of Shares			Amounts in Thousands
Class		2018	2017	2016	2018	2017	2016
Employees’ Subordinated Convertible Preferred	5,000,000	36,671	37,646	38,196	$1,100	$1,129	$1,146
Stated Value of Issued Shares					1,100	1,129	1,146
Employees’ Preferred Stock Purchase Accounts					(48)	(69)	(69)
Total Non-Redeemable Preferred Stock					$1,052	$1,060	$1,077

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

Preferred Stock Transactions

In thousands	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 31, 2015	$1,345	$(71)	$1,274
Other stock conversions	(199)	2	(197)
Balance January 30, 2016	1,146	(69)	1,077
Other stock conversions	(17)	—	(17)
Balance January 28, 2017	1,129	(69)	1,060
Other stock conversions	(29)	21	(8)
Balance February 3, 2018	$1,100	$(48)	$1,052

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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 3, 2018 – 20,392,253 shares; January 28, 2017 –20,354,272 shares. There were 488,464 shares held in treasury at February 3, 2018 and January 28, 2017. Each outstanding share is entitled to one vote. At February 3, 2018, common shares were reserved as follows: 36,671 shares for conversion of preferred stock and 1,831,017 shares for the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan").

For the year ended February 3, 2018, 356,224 shares of common stock were issued as restricted shares as part of the 2009 Plan; 30,620 shares were issued to directors in exchange for their services; 50,957 shares were withheld for taxes on restricted stock vested in Fiscal 2018; 23,581 shares of restricted stock were forfeited in Fiscal 2018; and 975 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 275,300 shares of common stock at an average weighted market price of $58.71 for a total of $16.2 million.

For the year ended January 28, 2017, 26,696 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $38.13, for a total of $1.0 million; 236,364 shares of common stock were issued as restricted shares as part of the 2009 Plan; 23,252 shares were issued to directors in exchange for their services; 55,563 shares were withheld for taxes on restricted stock vested in Fiscal 2017; 43,998 shares of restricted stock were forfeited in Fiscal 2017; and 591 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 2,155,869 shares of common stock at an average weighted market price of $61.81 for a total of $133.3 million.

For the year ended January 30, 2016, 35,542 shares of common stock were issued for the exercise of stock options at an average weighted exercise price of $36.81, for a total of $1.3 million; 219,404 shares of common stock were issued as restricted shares as part of the 2009 Plan; 2,470 shares of common stock were issued for the purchase of shares under the Employee Stock Purchase Plan at an average weighted market price of $54.22, for a total of $0.1 million; 19,769 shares were issued to directors in exchange for their services; 65,783 shares were withheld for taxes on restricted stock vested in Fiscal 2016; 27,221 shares of restricted stock were forfeited in Fiscal 2016; and 6,640 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 2,383,384 shares of common stock at an average weighted market price of $60.79 for a total of $144.9 million.

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

The Company’s Credit Facility prohibits the payment of dividends unless as of the date of the making of any such Restricted Payment (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma Excess Availability (as defined in the Credit Facility) for the prior 60 day period equal to or greater than 20% of the Loan Cap (as defined in the Credit Facility), after giving pro forma effect to such Restricted Payment, or (ii) (A) the Borrowers have pro forma Excess Availability for the prior 60 day period of less than 20% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro forma basis for the twelve months preceding such Restricted Payment, will be equal to or greater than 1.0:1.0, and (c) after giving effect to such Restricted Payment, the Borrowers are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the Company may make cash dividends on preferred stock up to $0.5 million in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2019.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued
Changes in the Shares of the Company’s Capital Stock

	Common Stock	Employees’ Preferred Stock
Issued at January 31, 2015	24,515,362	44,836
Exercise of options	35,542	—
Issue restricted stock	219,404	—
Issue shares—Employee Stock Purchase Plan	2,470	—
Shares repurchased	(2,383,384)	—
Other	(66,595)	(6,640)
Issued at January 30, 2016	22,322,799	38,196
Exercise of options	26,696	—
Issue restricted stock	236,364	—
Shares repurchased	(2,155,869)	—
Other	(75,718)	(550)
Issued at January 28, 2017	20,354,272	37,646
Issue restricted stock	356,224	—
Shares repurchased	(275,300)	—
Other	(42,943)	(975)
Issued at February 3, 2018	20,392,253	36,671
Less shares repurchased and held in treasury	488,464	—
Outstanding at February 3, 2018	19,903,789	36,671

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act includes a number of changes to existing U.S. tax laws that impact the Company including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits and additional limitations on the deductibility of executive compensation.

The Company recognized the income tax effects of the Act in its financial statements for the year ended February 3, 2018 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes" ("ASC 740"), in the reporting period in which the Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Act for which accounting under ASC 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Act have not been completed and a reasonable estimate could not be determined as of February 3, 2018.

The changes to existing U.S. tax laws as a result of the Act, which have the most significant impact on the Company’s provision for income taxes as of February 3, 2018 are as follows:

Reduction of the U.S. Corporate Income Tax Rate
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were adjusted to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $5.3 million increase in income tax expense for the year ended February 3, 2018 and a corresponding $5.3 million decrease in net deferred tax assets as of February 3, 2018.

Transition Tax on Foreign Earnings
The Company recognized a provisional income tax expense of $4.5 million for the year ended February 3, 2018 related to the one-time transition tax on indefinitely reinvested foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, the amount of foreign tax credits available and the ability to utilize certain foreign tax credits, which is expected to be completed in the fiscal year ending February 2, 2019.

The adjustments to the deferred tax assets and liabilities and the liability for the transition tax on indefinitely reinvested foreign earnings, including the analysis of the Company's ability to fully utilize foreign tax credits associated with the transition tax, are provisional amounts estimated based on information reviewed as of February 3, 2018. As the Company completes the analysis of the Act, reviews all information, collects and prepares necessary data, and interprets any additional guidance, adjustments may be made to the provisional amounts recorded as of February 3, 2018 that may materially

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

impact the provision for income taxes. Any subsequent adjustment will be recorded to current income tax expense in the fiscal year ending February 2, 2019 when the analysis is completed.

The components of earnings (loss) from continuing operations before income taxes is comprised of the following:

In thousands	2018	2017	2016
United States	$(105,267)	$129,819	$136,178
Foreign	3,606	21,595	15,355
Total Earnings (Loss) from Continuing Operations before Income Taxes	$(101,661)	$151,414	$151,533

Income tax expense from continuing operations is comprised of the following:

In thousands	2018	2017	2016
Current
U.S. federal	$17,835	$36,998	$46,515
International	3,635	5,245	3,542
State	3,883	5,918	8,220
Total Current Income Tax Expense	25,353	48,161	58,277
Deferred
U.S. federal	(8,721)	2,980	(1,249)
International	(3,498)	1,182	868
State	(3,365)	1,232	(1,744)
Total Deferred Income Tax Expense (Benefit)	(15,584)	5,394	(2,125)
Total Income Tax Expense – Continuing Operations	$9,769	$53,555	$56,152

Discontinued operations were recorded net of income tax expense (benefit) of approximately $(0.2) million, $(0.3) million and $(0.5) million in Fiscal 2018, 2017 and 2016, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2017 and 2016, the Company realized an additional income tax benefit of approximately $0.3 million and $0.2 million, respectively. These tax benefits are reflected as an adjustment to additional paid-in capital prior to Fiscal 2018. In Fiscal 2018, the Company recognized additional income tax expense of $2.2 million due to the write-off of deferred tax assets in excess of the benefits of the tax deduction resulting from share-based compensation for vested awards as a component of the provision for income taxes following the adoption of ASC 718 in the first quarter of Fiscal 2018.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	February 3,	January 28,
In thousands	2018	2017
Identified intangibles	$(4,821)	$(31,079)
Prepaids	(2,226)	(3,274)
Convertible bonds	(372)	(1,196)
Tax over book depreciation	(6,167)	(16,241)
Gross deferred tax liabilities	(13,586)	(51,790)
Deferred rent	14,214	18,715
Pensions	562	3,396
Expense accruals	6,896	10,413
Uniform capitalization costs	9,549	16,361
Provisions for discontinued operations and restructurings	1,045	2,179
Inventory valuation	1,798	3,728
Tax net operating loss and credit carryforwards	3,682	2,450
Allowances for bad debts and notes	382	491
Deferred compensation and restricted stock	4,709	7,147
Other	2,177	4,458
Gross deferred tax assets	45,014	69,338
Deferred tax asset valuation allowance	(6,351)	(4,305)
Deferred tax asset net of valuation allowance	38,663	65,033
Net Deferred Tax Assets	$25,077	$13,243
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2018	2017
Net non-current asset	$25,077	$13,372
Net non-current liability	—	(129)
Net Deferred Tax Assets	$25,077	$13,243

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2018	2017	2016
U. S. federal statutory rate of tax	33.72%	35.00%	35.00%
State taxes (net of federal tax benefit)	(0.31)	3.46	2.82
Foreign rate differential	3.37	(2.93)	(2.60)
Change in valuation allowance	(1.32)	0.88	(0.58)
Impact of statutory rate change	(5.25)	—	—
Goodwill impairment	(35.69)	—	—
Permanent items	(2.30)	1.11	2.19
Uncertain federal, state and foreign tax positions	0.92	(0.90)	1.23
Transition tax	(4.39)	—	—
Other	1.64	(1.25)	(1.00)
Effective Tax Rate	(9.61)%	35.37%	37.06%

The provision for income taxes resulted in an effective tax rate for continuing operations of (9.61)% for Fiscal 2018, compared with an effective tax rate of 35.37% for Fiscal 2017. The tax rate for Fiscal 2018 was higher primarily due to the impact of the non-deductibility of a significant portion of the goodwill impairment and by $9.8 million of one-time income tax expense related to the passage of the Act.

As of January 30, 2016, the Company had a federal net operating loss carryforward, which was assumed in one of the prior year acquisitions, of $1.0 million. The loss carryforward related to the sale of SureGrip Footwear, which was sold on December 25, 2016.

As of February 3, 2018, January 28, 2017 and January 30, 2016, the Company had state net operating loss carryforwards of $0.9 million, $0.4 million and $0.5 million, respectively, which expire in fiscal years 2021 through 2038.

As of February 3, 2018, January 28, 2017 and January 30, 2016, the Company had state tax credits of $0.4 million, $0.4 million and $0.6 million, respectively. These credits expire in fiscal years 2019 through 2024.

As of February 3, 2018, January 28, 2017 and January 30, 2016, the Company had foreign net operating loss carryforwards of $10.4 million, $7.3 million and $7.4 million, respectively, which have no expiration.

As of February 3, 2018, the Company has provided a valuation allowance of approximately $6.4 million on deferred tax assets associated primarily with foreign fixed assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $2.1 million

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

net increase in the valuation allowance during Fiscal 2018 from the $4.3 million provided for as of January 28, 2017 relates to increases of $1.1 million in foreign net operating losses and increases of $1.0 million in fixed asset-related deferred tax assets that will likely never be realized. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Because of the transition tax on deemed repatriation required by the Act, the Company has been subject to tax in Fiscal 2018 on the entire amount of its previously undistributed earnings from foreign subsidiaries as of December 31, 2017. Beginning in 2018, the Act will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the Act will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The Act establishes new tax rules designed to tax U.S. companies on GILTI earned by foreign subsidiaries. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Therefore, the Company has not made any adjustments related to potential GILTI tax in its Fiscal 2018 financial statements.

The methodology in ASC 740 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2018, 2017 and 2016.

In thousands	2018	2017	2016
Unrecognized Tax Benefit – Beginning of Period	$5,622	$14,639	$3,997
Gross Increases (Decreases) – Tax Positions in a Prior Period	(15)	(7,585)	9,328
Gross Increases (Decreases) – Tax Positions in a Current Period	(166)	491	1,403
Settlements	—	(742)	—
Lapse of Statutes of Limitations	(1,740)	(1,181)	(89)
Unrecognized Tax Benefit – End of Period	$3,701	$5,622	$14,639

The amount of unrecognized tax benefits as of February 3, 2018, January 28, 2017 and January 30, 2016 which would impact the annual effective rate if recognized were $0.6 million, $2.5 million and $3.9 million, respectively. The amount of unrecognized tax benefits may change during the next twelve months but the Company does not believe the change, if any, will be material to the Company's consolidated financial position or results of operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $0.2 million benefit and $0.0 million benefit, respectively, during Fiscal 2018, $0.8 million benefit and $0.0 million benefit, respectively, during Fiscal 2017 and $0.6 million expense and $0.0 million benefit, respectively, during Fiscal 2016. The Company recognized a liability for accrued interest and penalties of $0.4 million and $0.1 million, respectively, as of February 3, 2018, $0.6 million and $0.1 million, respectively, as of January 28, 2017, and $1.5 million and $0.1 million, respectively, as of January 30, 2016. The long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.
Income tax reserves are determined using the methodology required by ASC 740.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's state and local income tax returns for fiscal years ended January 31, 2015 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. The Company's US federal income tax returns for the fiscal years ended January 31, 2015 and beyond remain subject to examination.

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
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2018	2017	2018	2017
Benefit obligation at beginning of year	$86,947	$100,290	$8,943	$6,826
Service cost	550	550	903	704
Interest cost	3,277	4,118	354	286
Plan participants’ contributions	—	—	159	158
Plan settlements	—	(13,862)	—	—
Benefits paid	(7,811)	(8,308)	(403)	(257)
Actuarial loss	2,072	4,159	628	1,226
Benefit Obligation at End of Year	$85,035	$86,947	$10,584	$8,943

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$80,682	$90,333	$—	$—
Actual gain on plan assets	12,859	12,531	—	—
Plan settlements	—	(13,874)	—	—
Employer contributions	—	—	244	99
Plan participants’ contributions	—	—	159	158
Benefits paid	(7,811)	(8,308)	(403)	(257)
Fair Value of Plan Assets at End of Year	$85,730	$80,682	—	—
Funded Status at End of Year	$695	$(6,265)	$(10,584)	$(8,943)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2018	2017	2018	2017
Noncurrent assets	$695	$—	$—	$—
Current liabilities	—	—	(393)	(343)
Noncurrent liabilities	—	(6,265)	(10,191)	(8,600)
Net Amount Recognized	$695	$(6,265)	$(10,584)	$(8,943)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2018	2017	2018	2017
Net loss	$8,314	$15,430	$3,008	$2,518
Total Recognized in Accumulated Other Comprehensive Loss	$8,314	$15,430	$3,008	$2,518

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	February 3, 2018	January 28, 2017
Projected benefit obligation	$85,035	$86,947
Accumulated benefit obligation	85,035	86,947
Fair value of plan assets	85,730	80,682

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2018	2017	2016	2018	2017	2016
Service cost	$550	$550	$450	$903	$704	$821
Interest cost	3,277	4,118	4,263	354	286	245
Expected return on plan assets	(4,505)	(5,641)	(5,785)	—	—	—
Settlement loss recognized	—	2,456	—	—	—	—
Amortization:
Losses	834	810	4,948	139	125	189
Net amortization	$834	$810	$4,948	$139	$125	$189
Net Periodic Benefit Cost	$156	$2,293	$3,876	$1,396	$1,115	$1,255
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2018	2018
Net (gain) loss	$(6,282)	$628
Amortization of net actuarial loss	(834)	(139)
Total Recognized in Other Comprehensive Income	$(7,116)	$489
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(6,960)	$1,885

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.8 million and $0.0 million, respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	3.70%	3.95%	3.67%	3.98%
Rate of compensation increase	NA	NA	—	—

For Fiscal 2018 and 2017, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.

The decrease in the discount rate for Fiscal 2018 increased the accumulated benefit obligation by $1.9 million and increased the projected benefit obligation by $1.9 million. The decrease in the discount rate for Fiscal 2017 increased the accumulated benefit obligation by $3.2 million and increased the projected benefit obligation by $3.2 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.95%	4.30%	3.55%	3.98%	4.04%	3.31%
Expected long-term rate of return on plan assets	6.05%	6.35%	6.35%	—	—	—
Rate of compensation increase	NA	NA	NA	—	—	—

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 6.05% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2018	2017
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2028	2027
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$274	$222
Accumulated postretirement benefit obligation	$1,654	$1,470
Plan Assets
The Company’s pension plan weighted average asset allocations as of February 3, 2018 and January 28, 2017, by asset category are as follows:

	Plan Assets
	February 3, 2018	January 28, 2017
Asset Category
Cash	2%	—%
Equity securities	64%	65%
Debt securities	34%	35%
Total	100%	100%

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

At February 3, 2018 and January 28, 2017, there were no Company related assets in the plan.

For level 1 securities in the fair value hierarchy, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds and U.S. government obligations are valued at the closing price reported on the active market on which the individual security is traded. For level 2 securities in the fair value hierarchy, the Company's pension assets are invested principally in commingled funds. Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held consist of securities such as equity or debt. All underlying positions in these commingled funds are either exchange traded or measured using observable inputs for similar instruments. The fair value of commingled funds is based on net asset value ("NAV") per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

The following tables present the pension plan assets by level within the fair value hierarchy as of February 3, 2018 and January 28, 2017.

February 3, 2018 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International Securities	$—	$11,076	$—	$11,076
U.S. Securities	—	44,013	—	44,013
Fixed Income Securities	—	28,795	—	28,795
Other:
Cash Equivalents	1,893	—	—	1,893
Other (includes receivables and payables)	(47)	—	—	(47)
Total Pension Plan Assets	$1,846	$83,884	$—	$85,730

January 28, 2017 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International Securities	$10,367	$—	$—	$10,367
U.S. Securities	42,041	—	—	42,041
Fixed Income Securities	27,987	—	—	27,987
Other:
Cash Equivalents	426	—	—	426
Other (includes receivables and payables)	(139)	—	—	(139)
Total Pension Plan Assets	$80,682	$—	$—	$80,682
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2018 and no plan assets are projected to be returned to the Company in Fiscal 2019.
Contributions
There was no Employee Retirement Income Security Act of 1974, as amended ("ERISA") cash requirement for the plan in 2017 and none is projected to be required in 2018. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2019	$7.2	$0.4
2020	6.9	0.4
2021	6.7	0.5
2022	6.4	0.5
2023	6.3	0.5
2024 – 2028	28.3	2.7
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
In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $6.1 million for Fiscal 2018, $5.5 million for Fiscal 2017 and $6.0 million for Fiscal 2016.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Earnings Per Share

	For the Year Ended February 3, 2018			For the Year Ended January 28, 2017			For the Year Ended January 30, 2016
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings (loss) from continuing operations	$(111,430)			$97,859			$95,381
Basic EPS from continuing operations
Income (loss) from continuing operations available to common shareholders	(111,430)	19,218	$(5.80)	97,859	20,076	$4.87	95,381	22,880	$4.17
Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			58			76
Employees’ preferred stock(2)		—			38			44
Diluted EPS from continuing operations
Income (loss) from continuing operations available to common shareholders plus assumed conversions	$(111,430)	19,218	$(5.80)	$97,859	20,172	$4.85	$95,381	23,000	$4.15

(1)	Due to the loss from continuing operations in Fiscal 2018, restricted share-based awards are excluded from the diluted earnings per share calculation for Fiscal 2018.

(2)
The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Due to the loss from continuing operations in Fiscal 2018, these shares are not assumed to be converted for Fiscal 2018. Because there are no dividends paid on this stock, these shares are assumed to be converted for Fiscal 2017 and 2016.

There were no outstanding options to purchase shares of common stock at the end of Fiscal 2018 and 2017. All outstanding options to purchase shares of common stock at the end of Fiscal 2016 were included in the computation of diluted earnings per share because the impact of doing so was dilutive.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company repurchased 275,300 shares at a cost of $16.2 million during Fiscal 2018. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017. The Company repurchased 2,383,384 shares at a cost of $144.9 million during Fiscal 2016.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of February 3, 2018, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by ASC 718.

Stock Incentive Plan
Under the 2009 Plan, which was originally effective June 22, 2011, the Company may grant options, restricted shares, performance awards and other stock-based awards to its employees, consultants and directors for up to 2.6 million shares of common stock. Under the 2009 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options granted under the plan primarily vest 25% per year over four years. Restricted share grants deplete the shares available for future grants at a ratio of 2.0 shares per restricted share grant.

For Fiscal 2018, 2017 and 2016, the Company did not recognize any stock option related share-based compensation for its stock incentive plan as all such amounts were fully recognized in earlier periods. The Company did not capitalize any share-based compensation cost.

The Company did not grant any stock options in Fiscal 2018, 2017 or 2016.
A summary of stock option activity and changes for Fiscal 2018, 2017 and 2016 is presented below:

	Options	Weighted-Average Exercise Price
Outstanding, January 31, 2015	62,238	$37.38
Granted	—	—
Exercised	(35,542)	36.81
Forfeited	—	—
Outstanding, January 30, 2016	26,696	$38.13
Granted	—	—
Exercised	(26,696)	38.13
Forfeited	—	—
Outstanding, January 28, 2017	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, February 3, 2018	—	$—
Exercisable, February 3, 2018	—	$—

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2018, 2017 and 2016 was $0.0 million, $0.7 million and $0.9 million, respectively.

As of February 3, 2018, the Company does not have any options outstanding under its stock incentive plan.

As of February 3, 2018, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2018, 2017 and 2016 was $0.0 million, $1.0 million and $1.3 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2018, 2017 and 2016. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The Board of Directors also approved a grant of 760 additional shares in Fiscal 2017 to two newly elected directors on the annual meeting date in Fiscal 2017 on the same terms as the Fiscal 2017 grant to all independent directors. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board. The Fiscal 2018 grant was valued at $107,500 for the year, per director and Fiscal 2017 and 2016 grants were valued at $97,500 for each year, per director based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2018, 2017 and 2016, the Company issued 22,185 shares, 13,734 shares and 12,978 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permits an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. For Fiscal 2018, 2017 and 2016, the Company issued 8,435 shares, 8,758 shares and 6,791 shares, respectively, of Retainer Stock.

For Fiscal 2018, 2017 and 2016, the Company recognized $1.3 million, $1.4 million and $1.4 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

Employee Restricted Stock
Under the 2009 Plan, the Company issued 356,224 shares, 236,364 shares and 219,404 shares of employee restricted stock in Fiscal 2018, 2017 and 2016, respectively. Shares of employee restricted stock issued in Fiscal 2018, 2017 and 2016 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, the Company issued 4,947 and 2,523 restricted stock units in Fiscal 2018 and 2017, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.2 million, $12.1 million and $12.4 million for Fiscal 2018, 2017 and 2016, respectively.
A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 3, 2018 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 31, 2015	486,994	$66.70
Granted	219,404	66.43
Vested	(141,795)	60.08
Withheld for federal taxes	(65,783)	60.62
Forfeited	(27,221)	69.31
Nonvested at January 30, 2016	471,599	69.26
Granted	236,364	65.99
Vested	(125,347)	67.23
Withheld for federal taxes	(55,563)	67.52
Forfeited	(43,051)	70.60
Nonvested at January 28, 2017	484,002	68.27
Granted	356,224	32.00
Vested	(125,190)	68.94
Withheld for federal taxes	(50,957)	68.87
Forfeited	(23,999)	55.90
Nonvested at February 3, 2018	640,080	$48.37

As of February 3, 2018, there was $23.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.70 years.
Employee Stock Purchase Plan
The Company ended the ESPP in Fiscal 2016. The shares issued under the ESPP for Fiscal 2016 were the last shares issued under the ESPP. Under the ESPP, the Company was authorized to issue up to 1.0 million shares of common stock to qualifying full-time employees whose total annual base salary was less than $90,000. Under the ESPP, the Company sold 2,470 shares to employees in Fiscal 2016.

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings, Continued

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $3.0 million as of February 3, 2018, $4.4 million as of January 28, 2017 and $14.5 million as of January 30, 2016. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. The Company paid $10.0 million of the accrued total at January 30, 2016 in August 2016. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.6 million in Fiscal 2018, $0.6 million in Fiscal 2017 and $0.8 million in Fiscal 2016. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

Note 13
Legal Proceedings, Continued

former employee of the same subsidiary filed a putative class and collective action, Ward v. Hat World, Inc., in the Superior Court for the State of Washington, alleging violations of the FLSA and certain Washington wages and hours laws, including, among others, failure to pay overtime to certain loss prevention investigators, and seeking back pay, damages, attorneys' fees and other relief. A total of seven loss prevention investigators elected to join the suit at the expiration of the opt-in period. The Company has removed the case to federal court and the court has approved its transfer to the U.S. District Court for the Southern District of Indiana. On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of the same subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. The Company disputes the material allegations in each of these complaints and intends to defend the matters.

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. On March 5, 2018, the court issued a proposed statement of decision in the first phase of the case, tentatively finding that the plaintiff is an "aggrieved employee" with regard to meal period and rest break claims only, and not with respect to any other violations alleged in the complaint and that she can represent other employees only with respect to meal and rest break claims. The Company disputes the material allegations in the complaint and intends to continue defending the matter.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information

During Fiscal 2018, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz, Shi by Journeys and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's, and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; SureGrip® Footwear, which was sold in the fourth quarter of Fiscal 2017; G. H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

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
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2018
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,329,460	$403,698	$779,469	$304,160	$89,812	$420	$2,907,019
Intercompany sales	—	—	—	—	(3)	—	(3)
Net sales to external customers	$1,329,460	$403,698	$779,469	$304,160	$89,809	$420	$2,907,016
Segment operating income (loss)	$76,094	$20,104	$11,684	$20,047	$(163)	$(32,963)	$94,803
Goodwill impairment*	—	—	—	—	—	(182,211)	(182,211)
Asset impairments and other**	—	—	—	—	—	(8,841)	(8,841)
Earnings (loss) from operations	76,094	20,104	11,684	20,047	(163)	(224,015)	(96,249)
Interest expense	—	—	—	—	—	(5,420)	(5,420)
Interest income	—	—	—	—	—	8	8
Earnings (loss) from continuing operations before income taxes	$76,094	$20,104	$11,684	$20,047	$(163)	$(229,427)	$(101,661)

Total assets***	$443,066	$239,479	$324,186	$127,178	$32,331	$149,113	$1,315,353
Depreciation and amortization	26,490	13,769	27,576	6,418	688	3,385	78,326
Capital expenditures	79,532	10,968	29,319	6,163	421	1,450	127,853

*Goodwill impairment charge of $182.2 million relates to Lids Sports Group.

 **Asset Impairments and other includes a $5.2 million charge for a licensing termination expense related to the Licensed Brands Group and a $2.7 million charge for asset impairments, of which $1.0 million is in the Lids Sports Group, $1.0 million is in the Schuh Group and $0.7 million is in the Journeys Group, and a $0.9 million charge for hurricane losses.

***Total assets for the Schuh Group and Journeys Group include $89.9 million and $10.4 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group increased $10.1 million and $0.6 million, respectively, from January 28, 2017 due to foreign currency translation adjustments. Of the Company's $382.6 million of long-lived assets, $57.5 million and $22.7 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2017
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,646	$372,872	$847,510	$289,324	$107,210	$617	$2,869,179
Intercompany sales	—	—	—	—	(838)	—	(838)
Net sales to external customers	$1,251,646	$372,872	$847,510	$289,324	$106,372	$617	$2,868,341
Segment operating income (loss)	$85,875	$20,530	$41,563	$19,682	$4,566	$(31,058)	$141,158
Asset impairments and other*	—	—	—	—	—	802	802
Earnings (loss) from operations	85,875	20,530	41,563	19,682	4,566	(30,256)	141,960
Gain on sale of SureGrip Footwear	—	—	—	—	—	12,297	12,297
Gain on sale of Lids Team Sports	—	—	—	—	—	2,404	2,404
Interest expense	—	—	—	—	—	(5,294)	(5,294)
Interest income	—	—	—	—	—	47	47
Earnings (loss) from continuing operations before income taxes	$85,875	$20,530	$41,563	$19,682	$4,566	$(20,802)	$151,414
Total assets**	$404,773	$214,886	$519,912	$126,559	$40,357	$134,512	$1,440,999
Depreciation and amortization	24,235	14,003	26,533	5,987	995	4,015	75,768
Capital expenditures	50,259	11,236	21,123	9,221	760	1,371	93,970

 *Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses as a result of a litigation settlement and a $(0.7) million gain for other legal matters, partially offset by a $6.4 million charge for asset impairments, of which $5.1 million is in the Lids Sports Group, $0.8 million is in the Schuh Group and $0.5 million is in the Journeys Group, and a $2.5 million charge for pension settlement expenses.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $181.6 million, $79.8 million and $9.8 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group increased $0.7 million and $0.4 million, respectively, from January 30, 2016 due to foreign currency translation adjustments. Goodwill for Schuh Group decreased by $10.5 million from January 30, 2016 due to foreign currency translation adjustments. Goodwill for Licensed Brands decreased $0.8 million from January 30, 2016 due to the sale of SureGrip Footwear in the fourth quarter of Fiscal 2017. Of the Company's $330.6 million of long-lived assets, $54.3 million and $21.0 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2016
	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,637	$405,674	$976,372	$278,681	$110,655	$912	$3,023,931
Intercompany sales	—	—	(868)	—	(829)	—	(1,697)
Net sales to external customers	$1,251,637	$405,674	$975,504	$278,681	$109,826	$912	$3,022,234
Segment operating income (loss)	$126,248	$19,124	$17,040	$17,761	$9,236	$(30,265)	$159,144
Asset impairments and other*	—	—	—	—	—	(7,893)	(7,893)
Earnings (loss) from operations	126,248	19,124	17,040	17,761	9,236	(38,158)	151,251
Gain on sale of Lids Team Sports	—	—	—	—	—	4,685	4,685
Interest expense	—	—	—	—	—	(4,414)	(4,414)
Interest income	—	—	—	—	—	11	11
Earnings (loss) from continuing operations before income taxes	$126,248	$19,124	$17,040	$17,761	$9,236	$(37,876)	$151,533
Total assets**	$349,021	$241,924	$517,284	$118,913	$50,718	$262,197	$1,540,057
Depreciation and amortization	22,504	14,814	30,196	5,677	911	4,909	79,011
Capital expenditures	33,251	19,065	37,396	7,796	774	2,370	100,652

*Asset Impairments and other includes a $3.1 million charge for asset impairments, of which $2.7 million is in the Lids Sports Group and $0.4 million is in the Schuh Group, a $2.5 million charge for asset write-downs, a $2.2 million charge for network intrusion expenses and a $0.1 million charge for other legal matters.

**Total assets for the Lids Sports Group, Schuh Group, Journeys Group and Licensed Brands include $180.9 million, $90.3 million, $9.4 million and $0.8 million of goodwill, respectively. Goodwill for the Lids Sports Group decreased $19.2 million from January 31, 2015 due to the sale of Lids Team Sports in the fourth quarter of Fiscal 2016. Goodwill for Schuh Group decreased by $5.7 million from January 31, 2015 due to foreign currency translation adjustments. Goodwill for Journeys Group increased $9.4 million from January 31, 2015 due to the acquisition of Little Burgundy in the fourth quarter of Fiscal 2016. Of the Company's $323.3 million of long-lived assets, $64.7 million and $18.3 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2018		2017		2018		2017		2018		2017		2018(a)		2017		2018(b)	2017
Net sales	$643,368		$648,793		$616,506		$625,557		$716,759		$710,822		$930,383		$883,169		$2,907,016	$2,868,341
Gross margin	318,913		329,697		306,507		314,737		353,998		355,635		436,704		417,457		1,416,122	1,417,526
Earnings (loss) from continuing operations before income taxes	1,617	(1)	16,760	(3)	(3,259)	(5)	21,199	(7)	(153,856)	(9)	38,860	(10)	53,837	(11)	74,595	(13)	(101,661)	151,414
Earnings (loss) from continuing operations	997		10,564		(3,875)		14,504		(164,806)		25,948		56,254		46,843		(111,430)	97,859
Net earnings (loss)	885	(2)	10,410	(4)	(3,948)	(6)	14,578	(8)	(164,821)		25,895		56,045	(12)	46,548	(14)	(111,839)	97,431
Diluted earnings (loss) per common share:
Continuing operations	0.05		0.50		(0.20)		0.72		(8.55)		1.30		2.91		2.40		(5.80)	4.85
Net earnings (loss)	0.05		0.50		(0.21)		0.72		(8.56)		1.30		2.90		2.39		(5.82)	4.83

(1)	Includes a net asset impairment and other charge of $0.1 million (see Note 3). (a) 14 week period vs. 13

(2)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3). weeks in prior period

(3)	Includes a net asset impairment and other charge of $3.5 million (see Note 3). (b) 53 week period vs. 52

(4)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3). weeks in prior period

(5)	Includes a net asset impairment and other charge of $0.1 million (see Note 3).

(6)	Includes a loss of $0.1 million, net of tax, from discontinued operations (see Note 3).

(7)	Includes a net asset impairment and other credit of $(7.9) million (see Note 3) and a gain of (2.5) million on the sale of Lids Team Sports (see Note 2).

(8)	Includes a gain of $(0.1) million, net of tax, from discontinued operations (see Note 3).

(9)	Includes a net asset impairment and other charge of $1.4 million (see Note 3) and a goodwill impairment charge of $182.2 million (see Note 2).

(10)	Includes a net asset impairment and other charge of $0.6 million (see Note 3).

(11)	Includes a net asset impairment and other charge of $7.2 million (see Note 3).

(12)	Includes a loss of $0.2 million, net of tax, from discontinued operations (see Note 3).

(13)
Includes a net asset impairment and other charge of $3.0 million (see Note 3) and a loss of $0.1 million on the sale of Lids Team Sports and a gain of $(12.3) million on the sale of SureGrip Footwear (see Note 2).

(14)	Includes a loss of $0.3 million, net of tax, from discontinued operations (see Note 3).

Note 16
Subsequent Event

The potential sale of Lids Sports Group
The Company announced in February it is initiating a formal process to explore the sale of its Lids Sports Group business.  The Company's board of directors concluded through a strategic review process that it is in the best interest of the Company and its shareholders to focus on its industry-leading footwear businesses, which it believes is the optimal platform to deliver enhanced shareholder value over the long term.

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
Based on their evaluation as of February 3, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 3, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein. The report by Ernst & Young LLP is included in Item 8.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2018, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under Item 4A, “Executive Officers of the Registrant” in this report following Item 4, "Mine Safety Disclosures" of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2018, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2018, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 3, 2018 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	4,907	$—	1,831,017
Equity compensation plans not approved by security holders	—	—	—
Total	4,907	$—	1,831,017

(1)	Restricted stock units issued to certain employees at no cost.

(2)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies–Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2018, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 28, 2018, to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, February 3, 2018 and January 28, 2017
Consolidated Statements of Operations, each of the three fiscal years ended 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2018, 2017 and 2016
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2018, 2017 and 2016
Consolidated Statements of Equity, each of the three fiscal years ended 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2018, 2017 and 2016
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 120.
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
Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 2, 2018 (File No. 1-3083).

b.
Amendment and Restatement Agreement dated April 28, 2017 between Schuh Group Limited as parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit (10) a. to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 (File No. 1-3083).

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
Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No.1-3083).*

t.
Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No.1-3083).*

u.
Amendment No. 5 (Renewal) to Trademark License Agreement, dated July 23, 2012, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K filed July 25, 2012 (File No. 1-3083).*

v.
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

w.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
x.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
y.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
z.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).

	aa.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 118.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
Exhibits (10)c through (10)k, (10)o through (10)p and (10)v through (10)w are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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
(2) Registration statement (Form S-8 No. 333-104908) of Genesco Inc.,
(3) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,
(4) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,
(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,
(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc., and
(7) Registration statement (Form S-8 No. 333-281670) of Genesco Inc.
of our reports dated April 4, 2018, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 3, 2018.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 4, 2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn

Mimi Eckel Vaughn
Senior Vice President – Finance and
Chief Financial Officer
Date: April 4, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of February, 2018.

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
Roger G. Sisson
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 3, 2018

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 3, 2018

In Thousands	Beginning Balance	Charged to Profit and Loss	Additions (Reductions)	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,073	$853	$667	$4,593
Markdown Allowance (1)	$12,866	$3,058	$(2,660)	$13,264
Year Ended January 28, 2017

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,960	$442	$(329)	$3,073
Markdown Allowance (1)	$11,632	$3,322	$(2,088)	$12,866
Year Ended January 30, 2016

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,191	$637	$(1,868)	$2,960
Markdown Allowance (1)	$10,246	$6,560	$(5,174)	$11,632

(1) Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance, except for Fiscal 2016, which also reflects $4.7 million write-off of Lids Team Sports markdown allowance due to its sale in January 2016.