Form 10-Q
period 2018-05-05
GENESCO INC
filed 2018-06-14
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 5, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 1, 2018, 19,915,132 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	May 5, 2018	February 3, 2018	April 29, 2017
Current Assets:
Cash and cash equivalents	$30,880	$39,937	$43,371
Accounts receivable, net of allowances of $5,584 at May 5, 2018,
$4,593 at Feb. 3, 2018 and $3,764 at April 29, 2017	51,421	43,292	54,314
Inventories	552,475	542,625	578,102
Prepaids and other current assets	71,720	67,234	63,899
Total current assets	706,496	693,088	739,686

Property and equipment:
Land	7,954	8,065	7,847
Buildings and building equipment	81,347	79,587	56,032
Computer hardware, software and equipment	222,155	213,335	188,818
Furniture and fixtures	179,407	179,008	163,117
Construction in progress	25,616	33,625	44,835
Improvements to leased property	440,293	440,719	415,043
Property and equipment, at cost	956,772	954,339	875,692
Accumulated depreciation	(579,409)	(571,710)	(533,082)
Property and equipment, net	377,363	382,629	342,610
Deferred income taxes	24,842	25,077	15,289
Goodwill	96,086	100,308	272,880
Trademarks, net of accumulated amortization of $5,582 at May 5,
2018, $5,593 at Feb. 3, 2018 and $5,563 at April 29, 2017	86,303	87,898	84,387
Other intangibles, net of accumulated amortization of $17,372 at
May 5, 2018, $17,439 at Feb. 3, 2018 and $16,448 at April 29, 2017	1,578	1,794	2,165
Other noncurrent assets	24,757	24,559	22,359
Total Assets	$1,317,425	$1,315,353	$1,479,376

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	May 5, 2018	February 3, 2018	April 29, 2017
Current Liabilities:
Accounts payable	$146,375	$140,962	$175,588
Accrued employee compensation	23,557	20,616	19,761
Accrued other taxes	14,008	16,114	18,400
Accrued income taxes	67	1,488	8,746
Current portion – long-term debt	1,690	1,766	1,617
Other accrued liabilities	53,502	72,220	65,424
Provision for discontinued operations	1,804	1,902	3,164
Total current liabilities	241,003	255,068	292,700
Long-term debt	103,994	86,619	136,390
Pension liability	—	—	6,094
Deferred rent and other long-term liabilities	141,882	141,255	129,617
Provision for discontinued operations	1,707	1,707	1,713
Total liabilities	488,586	484,649	566,514
Commitments and contingent liabilities	—	—	—
Equity:
Non-redeemable preferred stock	1,040	1,052	1,059
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 5, 2018 – 20,404,230/19,915,766
February 3, 2018 – 20,392,253/19,903,789
April 29, 2017 – 20,082,245/19,593,781	20,404	20,392	20,082
Additional paid-in capital	254,230	250,877	241,023
Retained earnings	605,984	603,902	716,108
Accumulated other comprehensive loss	(36,890)	(29,192)	(48,947)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	826,911	829,174	911,468
Noncontrolling interest – non-redeemable	1,928	1,530	1,394
Total equity	828,839	830,704	912,862
Total Liabilities and Equity	$1,317,425	$1,315,353	$1,479,376

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	$644,959	$643,368
Cost of sales	323,131	324,455
Selling and administrative expenses	322,124	315,968
Asset impairments and other, net	1,552	119
Earnings (loss) from operations	(1,848)	2,826
Other components of net periodic benefit cost	20	32
Interest expense, net:
Interest expense	1,047	1,177
Interest income	(19)	—
Total interest expense, net	1,028	1,177
Earnings (loss) from continuing operations before income taxes	(2,896)	1,617
Income tax expense (benefit)	(588)	620
Earnings (loss) from continuing operations	(2,308)	997
Provision for discontinued operations, net	(23)	(112)
Net Earnings (Loss)	$(2,331)	$885

Basic earnings (loss) per common share:
Continuing operations	$(0.12)	$0.05
Discontinued operations	0.00	0.00
Net earnings (loss)	$(0.12)	$0.05
Diluted earnings (loss) per common share:
Continuing operations	$(0.12)	$0.05
Discontinued operations	0.00	0.00
Net earnings (loss)	$(0.12)	$0.05

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net earnings (loss)	$(2,331)	$885
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.0 and $0.1 million for the three months ended May 5, 2018 and April 29, 2017, respectively.	140	132
Postretirement liability adjustments, net of tax of $0.0 million for each of the three months ended May 5, 2018 and April 29, 2017	26	23
Foreign currency translation adjustments	(7,864)	2,190
Total other comprehensive income (loss)	(7,698)	2,345
Comprehensive income (loss)	$(10,029)	$3,230

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,331)	$885
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,693	19,616
Amortization of deferred note expense and debt discount	153	206
Deferred income taxes	(1,546)	(2,006)
Provision on accounts receivable	17	151
Impairment of long-lived assets	1,274	119
Restricted stock expense	3,354	3,348
Provision for discontinued operations	31	184
Other	612	(182)
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(9,395)	(12,402)
Inventories	(15,263)	(14,418)
Prepaids and other current assets	(2,708)	(2,218)
Accounts payable	14,249	4,699
Other accrued liabilities	(8,172)	(17,713)
Other assets and liabilities	838	1,749
Net cash provided by (used in) operating activities	806	(17,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,533)	(30,326)
Other investing activities	633	—
Proceeds from asset sales	56	211
Net cash used in investing activities	(18,844)	(30,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(430)	(8,018)
Borrowings under revolving credit facility	119,217	191,394
Payments on revolving credit facility	(98,367)	(128,413)
Share repurchases	—	(16,163)
Change in overdraft balances	(7,522)	2,998
Additions to deferred note cost	(330)	—
Other	(3,165)	1,357
Net cash provided by financing activities	9,403	43,155
Effect of foreign exchange rate fluctuations on cash	(422)	12
Net Decrease in Cash and Cash Equivalents	(9,057)	(4,930)
Cash and cash equivalents at beginning of period	39,937	48,301
Cash and cash equivalents at end of period	$30,880	$43,371
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$619	$993
Income taxes	530	2,276

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2017	$1,060	$20,354	$237,677	$731,111	$(51,292)	$(17,857)	$1,468	$922,521
Net loss	—	—	—	(111,839)	—	—	—	(111,839)
Other comprehensive income	—	—	—	—	22,100	—	—	22,100
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	62	62
Balance February 3, 2018	1,052	20,392	250,877	603,902	(29,192)	(17,857)	1,530	830,704
Cumulative adj from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss		—	—	(2,331)	—	—	—	(2,331)
Other comprehensive loss	—	—	—	—	(7,698)	—	—	(7,698)
Employee and non-employee restricted stock	—	—	3,354	—	—	—	—	3,354
Restricted stock issuance	—	14	(14)	—	—	—	—	—
Other	(12)	(2)	13	—	—	—	—	(1)
Noncontrolling interest – earnings	—	—	—	—	—	—	398	398
Balance May 5, 2018	$1,040	$20,404	$254,230	$605,984	$(36,890)	$(17,857)	$1,928	$828,839

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Basis of Presentation
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 2, 2019 ("Fiscal 2019") and of the fiscal year ended February 3, 2018 ("Fiscal 2018"). The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto for Fiscal 2018, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on April 4, 2018.

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com. Including both the footwear businesses and the Lids Sports Group business, at May 5, 2018, the Company operated 2,680 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the three months ended May 5, 2018 and April 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Financial Statement Reclassifications
Certain reclassifications have been made to conform prior years' data to the current year presentation with respect to fixed assets. In order to categorize the fixed assets of Schuh Group comparable to the Company's other business segments, $45.8 million was reclassified from furniture and fixtures to leasehold improvements as of April 29, 2017.

Revenue Recognition
On February 4, 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASC 606") using the modified retrospective approach for all contracts not completed as of the adoption date. Financial results for reporting periods beginning after February 3, 2018 are presented in accordance with ASC 606, while prior periods will continue to be reported in accordance with the Company's pre-adoption accounting policies and therefore have not been adjusted to conform to ASC 606.

The primary impact of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage and the timing of recognizing expense for direct-mail advertising costs. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. Upon adoption, the Company now recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. Prior to adopting ASC 606, the Company capitalized direct-response advertising costs and expensed them over the period of benefit. Under ASC 606, the Company is recognizing these costs as expense when incurred. Additionally, the adoption of ASC 606 resulted in the Company presenting the asset for the carrying amount of product to be returned within prepaids and other current assets on the Condensed Consolidated Balance Sheets. Prior to adopting ASC 606, the value of product expected to be returned was presented as a component of inventories on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets as of February 4, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at	Adjustments	Balance at
	February 3, 2018	due to ASC 606	February 4, 2018

Assets
Current assets:
Prepaids and other current assets	$67,234	$2,537	$69,771
Inventories	542,625	(4,788)	537,837
Deferred income taxes	25,077	(1,568)	23,509

Liabilities and Equity
Current liabilities:
Other accrued liabilities	72,220	(8,232)	63,988
Equity
Retained Earnings	603,902	4,413	608,315

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for the three months ended May 5, 2018 was as follows (in thousands, except per share data):

	Q1 FY2019
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Inventories	$552,475	$556,442	$(3,967)
Prepaids and other current assets	71,720	69,111	2,609
Total current assets	706,496	707,854	(1,358)

Deferred income taxes	24,842	26,584	(1,742)
Total Assets	1,317,425	1,320,525	(3,100)

Other accrued liabilities	53,502	61,684	(8,182)
Total current liabilities	241,003	249,185	(8,182)
Total liabilities	488,586	496,768	(8,182)
Retained earnings	605,984	600,886	5,098
Accumulated other comprehensive loss	(36,890)	(36,874)	(16)
Total equity	828,839	823,757	5,082
Total Liabilities and Equity	1,317,425	1,320,525	(3,100)

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

	Q1 FY2019
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$644,959	$644,991	$(32)
Selling and administrative expenses	322,124	323,016	$(892)
Earnings from operations	(1,848)	(2,708)	$860
Earnings from continuing operations before income taxes	(2,896)	(3,756)	$860
Income tax expense	(588)	(763)	$175
Earnings from continuing operations	(2,308)	(2,993)	$685
Net earnings (loss)	(2,331)	(3,016)	$685

Diluted earnings (loss) per share from continuing operations	$(0.12)	$(0.16)	$0.04

In accordance with ASC 606, revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for corresponding goods. The majority of the Company's sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. The Company elected the practical expedient within ASC 606 related to taxes that are assessed by a governmental authority, which allows for the exclusion of sales and value added tax from transaction price.

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Condensed Consolidated Statements of Operations within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $8.2 million, $18.1 million and $16.2 million at May 5, 2018, February 3, 2018 and April 29, 2017,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

respectively. Gift card breakage recognized as revenue was $0.3 million for each of the first quarters of Fiscal 2019 and Fiscal 2018. During the three months ended May 5, 2018, the Company recognized $2.8 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 3, 2018.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $30.9 million, $39.9 million and $43.4 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively, of which approximately $8.6 million, $21.2 million and $6.8 million was held by the Company's foreign subsidiaries as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at May 5, 2018, February 3, 2018 and April 29, 2017. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At May 5, 2018, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At May 5, 2018, February 3, 2018 and April 29, 2017, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $6.6 million, $14.2 million and $39.7 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 15%, one customer accounted for 8% and one customer accounted for 7% of the
Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of May 5, 2018.

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of a store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $29.2 million, $29.0 million and $25.8 million at May 5, 2018, February 3, 2018 and April 29, 2017, respectively, and deferred

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

rent of $59.2 million, $59.3 million and $53.3 million, at May 5, 2018, February 3, 2018 and April 29, 2017, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $12.6 million, $11.5 million and $10.6 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at May 5, 2018 and February 3, 2018 are as follows:

Fair Values
In thousands	May 5, 2018		February 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$77,727	$78,392	$69,372	$69,421
UK Term Loans	10,516	10,656	11,419	11,602
UK Revolver Borrowings	17,441	17,631	7,594	7,671

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.5 million and $1.6 million for the first quarters of Fiscal 2019 and Fiscal 2018, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

recorded in selling and administrative expense were $114.1 million and $113.3 million for the first quarters of Fiscal 2019 and Fiscal 2018, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $19.0 million and $19.6 million for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. Prior to adopting ASC 606, the Company capitalized these costs and such costs were expensed over the period of benefit in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. For prior periods, the Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million and $1.1 million at February 3, 2018 and April 29, 2017, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.8 million and $1.2 million for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. During the first three months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.1 million and $2.7 million for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. During the first three months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.3 million for each of the first quarters of Fiscal 2019 and Fiscal 2018.

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 5, 2018 consisted of $6.0 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $2.2 million, net of tax, and a cumulative foreign currency translation adjustment of $28.7 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the three months ended May 5, 2018:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 3, 2018	$(20,808)	$(8,384)	$(29,192)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(6,890)	—	(6,890)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(974)	—	(974)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	224	224
Income tax expense	—	58	58
Current period other comprehensive income (loss), net of tax	(7,864)	166	(7,698)
Balance May 5, 2018	$(28,672)	$(8,218)	$(36,890)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 20.3% and 38.3% in the first quarter of Fiscal 2019 and 2018, respectively. The lower tax rate for the first quarter of Fiscal 2019 reflects the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act (the "Act") in December 2017, partially offset by the inability to recognize a tax benefit for certain overseas losses.

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  The new guidance provides SEC Staff views on income tax accounting implications of the Act signed into law in December 2017.  The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the Act.  The Company adopted this guidance in the first quarter of Fiscal 2019. The Company recorded a provisional impact of the Act in Fiscal 2018 and will recognize any changes to this provisional amount as the Company refines its estimates of its cumulative temporary differences and interpretations of guidance related to the application of the Act. The adoption of this guidance has not had, nor is expected to have, a material impact on the Company's Consolidated Financial Statements and related disclosures.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In February 2018, the FASB issued issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASC 220"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASC 220 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASC 220 in the fourth quarter of Fiscal 2018 and reclassed $2.2 million to retained earnings for the impact of stranded tax effects resulting from the Act.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASC 715"). The standard requires the sponsors of benefit plans to present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations, while also limiting the components of net benefit cost eligible to be capitalized to service cost. The standard will require the Company to present the non-service pension costs as a component of expense below operating income. The amendments to this standard allow a practical expedient that permits an employer to use the amounts disclosed in its employee benefits footnote for the prior comparative period as the estimation basis for applying the retrospective presentation. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company adopted ASC 715 in the first quarter of Fiscal 2019 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the Condensed
Consolidated Statements of Operations. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations were applied retrospectively on and after the effective date. Upon adoption of this standard update, the Company reclassified the other components of net periodic benefit cost from selling and administrative expenses to other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations. The retrospective adoption of this standard update resulted in an increase to earnings from operations of less than $0.1 million for the three months ended April 29, 2017 which was fully offset by the same amount on the other components of net periodic benefit cost line on the Condensed Consolidated Statements of Operations. As such, there was no impact to consolidated net earnings for the three months ended April 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The Company adopted ASC 606 in the first quarter of Fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of $4.4 million as an adjustment to the opening balance of retained earnings at February 4, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. While the adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements and related disclosures, it did impact the timing of revenue recognition for gift card breakage and the timing of recognizing expense for direct-mail advertising costs as presented in the Condensed Consolidated Statements of Operations for Fiscal 2019.

New Accounting Pronouncements Not Yet Adopted
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

Note 2
Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Schuh Group	Journeys Group	Total Goodwill
Balance, February 3, 2018	$89,915	$10,393	$100,308
Effect of foreign currency exchange rates	(3,853)	(369)	$(4,222)
Balance, May 5, 2018	$86,062	10,024	$96,086

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets, Continued

Other Intangibles
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	May 5, 2018	Feb. 3, 2018	May 5, 2018	Feb. 3, 2018	May 5, 2018	Feb. 3, 2018	May 5, 2018	Feb. 3, 2018
Gross other intangibles	$14,817	$14,981	$2,064	$2,130	$2,069	$2,122	$18,950	$19,233
Accumulated amortization	(13,690)	(13,714)	(2,064)	(2,130)	(1,618)	(1,595)	(17,372)	(17,439)
Net Other Intangibles	$1,127	$1,267	$—	$—	$451	$527	$1,578	$1,794

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.1 million for each of the first quarters of Fiscal 2019 and 2018. The amortization of intangibles, including trademarks, is expected to be
$0.2 million for Fiscal 2019 and less than $0.1 million for Fiscal 2020, 2021, 2022 and 2023.

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

The Company recorded pretax charges of $1.6 million in the first quarter of Fiscal 2019, including $1.3 million for retail store asset impairments and $0.3 million for legal and other matters.

The Company recorded pretax charges of $0.1 million in the first quarter of Fiscal 2018 for retail store asset impairments.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2017	$5,043
Additional provision Fiscal 2018	552
Charges and adjustments, net	(1,986)
Balance February 3, 2018	3,609
Additional provision Fiscal 2019	31
Charges and adjustments, net	(129)
Balance May 5, 2018*	3,511
Current provision for discontinued operations	1,804
Total Noncurrent Provision for Discontinued Operations	$1,707

*Includes a $2.9 million environmental provision, including $1.8 million in current provision for discontinued operations (see Note 8).

Note 4
Inventories

In thousands	May 5, 2018	February 3, 2018
Wholesale finished goods	$33,741	$52,924
Retail merchandise	518,734	489,701
Total Inventories	$552,475	$542,625

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. This topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of May 5, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 5, 2018	$552	$—	$—	$552	$1,274

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.3 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three months ended May 5, 2018. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Service cost	$113	$138	$253	$209

Interest cost	$754	$824	$93	$85
Expected return on plan assets	(1,051)	(1,130)	—	—
Amortization of losses	189	215	35	38
Total other components of net periodic benefit cost	$(108)	$(91)	$128	$123

Net Periodic Benefit Cost	$5	$47	$381	$332

The service cost component of net periodic benefit cost is recorded in selling and administrative expenses in the Consolidated Statements of Operations, while the other components are recorded in other components of net periodic benefit cost in the Consolidated Statements of Operations.

There is no cash contribution required for the pension plan in calendar 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 5, 2018			April 29, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$(2,308)			$997

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(2,308)	19,278	$(0.12)	997	19,189	$0.05

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			66
Employees' preferred stock(2)		—			38

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$(2,308)	19,278	$(0.12)	$997	19,293	$0.05

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the first quarter ended May 5, 2018.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the first quarter ended May 5, 2018. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the first quarter ended April 29, 2017.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company did not repurchase any shares of common stock during the three months ended May 5, 2018 and repurchased 275,300 shares of common stock during the three months ended April 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby the Company assumed responsibility for conducting a remedial investigation and feasibility study and implementing an interim remedial measure with regard to the site of a knitting mill operated by a former subsidiary of the Company from 1965 to 1969. The United States Environmental Protection Agency (“EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires the Company to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to the Company estimated to be between $1.7 million and $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

In April 2015, the Company received from the EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect that the matter will have a material effect on its financial condition or results of operations.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $2.9 million as of May 5, 2018, $3.0 million as of February 3, 2018 and $4.2 million as of April 29, 2017. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million in the first quarter of Fiscal 2019 and $0.2 million in the first quarter of Fiscal 2018. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the three months ended May 5, 2018 and April 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, under Item 8 in the Company's Annual Report on Form10-K for the fiscal year ended February 3, 2018).

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
May 5, 2018	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$306,142	$80,266	$158,740	$75,684	$24,066	$62	$644,960
Intercompany Sales	—	—	—	—	(1)	—	(1)
Net sales to external customers	$306,142	$80,266	$158,740	$75,684	$24,065	$62	$644,959
Segment operating income (loss)	$13,637	$(5,640)	$(5,362)	$5,006	$306	$(8,243)	$(296)
Asset Impairments and other*	—	—	—	—	—	(1,552)	(1,552)
Earnings (loss) from operations	13,637	(5,640)	(5,362)	5,006	306	(9,795)	(1,848)
Other components of net periodic benefit cost	—	—	—	—	—	(20)	(20)
Interest expense	—	—	—	—	—	(1,047)	(1,047)
Interest income	—	—	—	—	—	19	19
Earnings (loss) from continuing operations before income taxes	$13,637	$(5,640)	$(5,362)	$5,006	$306	$(10,843)	$(2,896)
Total assets**	$446,001	$243,921	$337,835	$119,854	$29,520	$140,294	$1,317,425
Depreciation and amortization***	6,795	3,927	6,657	1,568	155	591	19,693
Capital expenditures	10,543	2,907	4,490	1,470	60	63	19,533

*Asset Impairments and other charge includes a $1.3 million charge for asset impairments, which includes $0.3 million for Lids Sports Group, $0.2 million for Journeys Group and $0.8 million for Schuh Group.

**Total assets for the Schuh Group and Journeys Group include $86.1 million and $10.0 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $3.9 million, and $0.4 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $377.4 million of property and equipment, $54.8 million and $21.9 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $19.6 million in depreciation expense for the three months ended May 5, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
April 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$284,119	76,456	$176,901	$72,793	$33,011	$89	$643,369
Intercompany Sales	—	—	—	—	(1)	—	(1)
Net sales to external customers	$284,119	$76,456	$176,901	$72,793	$33,010	$89	$643,368
Segment operating income (loss)	$7,472	$(687)	$(1,786)	$3,820	$2,275	$(8,149)	$2,945
Asset Impairments and other*	—	—	—	—	—	(119)	(119)
Earnings (loss) from operations	7,472	(687)	(1,786)	3,820	2,275	(8,268)	2,826
Other components of net periodic benefit cost	—	—	—	—	—	(32)	(32)
Interest expense	—	—	—	—	—	(1,177)	(1,177)
Interest income	—	—	—	—	—	—	—
Earnings (loss) from continuing operations before income taxes	$7,472	$(687)	$(1,786)	$3,820	$2,275	$(9,477)	$1,617
Total assets**	$424,477	231,395	$537,901	$120,048	$36,803	$128,752	$1,479,376
Depreciation and amortization***	6,515	3,364	6,937	1,566	167	1,067	19,616
Capital expenditures	19,195	2,758	5,131	1,057	77	2,108	30,326

*Asset Impairments and other includes a $0.1 million charge for assets impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $181.1 million, $82.4 million and $9.4 million of goodwill, respectively. Goodwill for Lids Sports Group and Journeys Group decreased by $0.5 million and $0.4 million, respectively, from January 28, 2017 and Schuh Group goodwill increased by $2.6 million from January 28, 2017 due to foreign currency translation adjustments. Of the Company's $342.6 million of property and equipment, $55.4 million and $20.7 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $19.6 million in depreciation expense for the three months ended April 29, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses (including, without limitation, sales, expenses, margins and earnings) and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding the Company's performance outlook for Fiscal 2019 and beyond, could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The Company's ability to complete the sale of the Lids Sports Group business on acceptable terms and the timing of any sale transaction.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	The level of chargebacks from credit card issuers for fraudulent purchases or other reasons.

•	Weakness in the consumer economy and retail industry.

•	Competition in the Company's markets, including online and including competition from some of the Company's vendors in both the licensed sports and branded footwear markets.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department stores or other factors, and the extent and pace of growth of online shopping.

•	The effects of the implementation of federal tax reform on the estimated tax rate reflected in certain forward-looking statements.

•	Risks related to the potential for terrorist events, especially in malls and shopping districts.

•	Imposition of tariffs on imported products or the disallowance of tax deductions on imported products.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs and other factors affecting the cost of products.

•	The effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The performance of athletic teams, the participants in major sporting events such as NBA finals, Super Bowl and World Series, developments with respect to certain individual athletes and other sports-related events or changes, including the timing of major sporting events, that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses.

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

•
Costs and reputational harm as a result of disruptions in the Company's business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems.

•
The cost and outcome of litigation, investigations and environmental matters involving the Company, including but not limited to the matters discussed in Note 8 to the Condensed Consolidated Financial Statements.

•	The Company's ability to execute its cost-reduction initiatives and to achieve acceptable levels of expense in a changing retail environment.

•
Other factors cited in the "Risk Factors," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of, and elsewhere in, our SEC filings, copies of which may be obtained from the SEC website, www.sec.gov, or by contacting the investor relations department of Genesco via our website, www.genesco.com.

Many of the factors that will determine the outcome of the subject matter of this Form 10-Q are beyond Genesco's ability to control or predict. Genesco undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements reflect the expectations of the Company at the time they are made. The Company disclaims any obligation to update such statements.

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,325 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports Group, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at May 5, 2018, the Company operated 2,680 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the three months ended May 5, 2018 and April 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,075 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,825 square feet. With the 39 Little Burgundy stores, Journeys Group now operates 85 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

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

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 900 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,825 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 143 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores offering headwear, apparel, accessories and novelties representing an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of May 5, 2018, the Company operated 122 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,600 square feet and are located primarily in better malls and in airports throughout the United States. As of May 5, 2018, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement expires on November 30, 2018. The Company also sells footwear under other licenses and in March 2015 entered into a license agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks. This license was terminated in January 2018.

Strategy
The Company's long-term strategy has been to seek organic growth by: 1) improving comparable sales, both in stores and e-commerce, 2) increasing operating margin, 3) increasing the Company's store base in its newer concepts and opportunistically in more mature concepts, 4) expanding retail square footage in proven locations with upside opportunity, and 5) enhancing the value of its brands. As a result of the degree of penetration of many of our concepts in their current geographic markets and the increasing trend of consumer purchases through e-commerce channels, the Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, and has enhanced its investments in technology and infrastructure to support omni-channel retailing. In recognition of a continuing shift in added expense associated with omni-channel operations, the Company has undertaken a profit enhancement initiative, targeting annualized expense reductions in the range of $35 million to $40 million in an effort to reduce the fixed cost structure of its retail stores and improve efficiency in e-commerce.

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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or lower average margins or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. Similarly, consumers may choose to spend their disposable income in merchandise categories other than those the Company sells. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased to $645 million during the first quarter of Fiscal 2019 compared to $643 million for the same quarter of Fiscal 2018. Excluding the impact of exchange rates, sales would have decreased 1% for the first quarter. Journeys Group sales increased 8%, Schuh Group sales increased 5% and Johnston & Murphy sales increased 4%, while Lids Sports Group and Licensed Brands decreased 10% and 27%, respectively, during the first quarter of Fiscal 2019. Gross margin as a percentage of net sales increased to 49.9% during the first quarter of Fiscal 2019, compared to 49.6% for the same period last year, reflecting increased gross margin in Journeys Group and Johnston & Murphy Group, partially offset by decreased gross margin in Schuh Group, Lids Sports Group and Licensed Brands. Selling and administrative expenses increased to 49.9% of net sales during the first quarter of Fiscal 2019 from 49.1% for the same quarter of Fiscal 2018, reflecting increases in expenses as a percentage of net sales in all of the Company's business segments, except Journeys Group, while Corporate remained flat for the quarter. Earnings (loss) from operations decreased as a percentage of net sales to (0.3%) during the first quarter of Fiscal 2019 compared to 0.4% in the same quarter of Fiscal 2018, reflecting decreased earnings from operations as a percentage of net sales in all of the Company's business segments, except Journeys Group and Johnston & Murphy Group.

Significant Developments

The potential sale of Lids Sports Group
The Company announced in February 2018 it was initiating a formal process to explore the sale of its Lids Sports Group business. The Company's board of directors concluded through a strategic review process that it is in the best interest of the Company and its shareholders to focus on its industry-leading footwear businesses, which it believes is the optimal platform to deliver enhanced shareholder value over the long term.

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.6 million in the first quarter of Fiscal 2019, including $1.3 million for retail store asset impairments and $0.3 million for legal and other matters.

The Company recorded pretax charges of $0.1 million in the first quarter of Fiscal 2018 for retail store asset impairments.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Management believes that there have been no material changes in those critical accounting policies.

Comparable Sales

For purposes of this report, "comparable sales" are sales from stores open longer than one year, beginning with the first day it has comparable prior year sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day it has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Results of Operations - First Quarter Fiscal 2019 Compared to First Quarter Fiscal 2018

The Company's net sales in the first quarter ended May 5, 2018 increased to $645.0 million from $643.4 million in the first quarter ended April 29, 2017, reflecting increased net sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased net sales in Lids Sports Group and Licensed Brands. Excluding the impact of exchange rates, net sales would have decreased 1%. Comparable sales decreased 1% for the first quarter of Fiscal 2019, which included a decrease of 2% in same store sales and an increase of 10% in comparable direct sales. Gross margin increased 0.9% to $321.8 million in the first quarter of Fiscal 2019 from $318.9 million in the same period last year and increased as a percentage of net sales from 49.6% to 49.9%, reflecting increased gross margin in Journeys Group and Johnston & Murphy Group, partially offset by decreased gross margin in Schuh Group, Lids Sports Group and Licensed Brands. Selling and administrative expenses in the first quarter of Fiscal 2019 increased 1.9% and increased as a percentage of net sales from 49.1% to 49.9%, reflecting increased expenses as a percentage of net sales in all of the Company's business segments, except Journeys Group, while Corporate was flat. The increase in selling and administrative expense as a percentage of net sales reflects higher expenses relating primarily to selling salaries and benefits and bonus accruals. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the first quarter ended May 5, 2018 was a loss of ($2.9) million compared to earnings of $1.6 million for the first quarter ended April 29, 2017. The pretax loss for the first quarter ended May 5, 2018 included an asset impairment and other charge of $1.6 million for retail store asset impairments and legal and other matters. Pretax earnings for the first quarter ended April 29, 2017 included an asset impairment and other charge of $0.1 million for retail store asset impairments.

The net loss for the first quarter ended May 5, 2018 was ($2.3) million ($0.12 diluted loss per share) compared to net earnings of $0.9 million ($0.05 diluted earnings per share) for the first quarter ended April 29, 2017. The Company recorded an effective income tax rate of 20.3% and 38.3% in the first quarter of Fiscal 2019 and 2018, respectively. The tax rate for the first quarter of Fiscal 2019 was impacted by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017, partially offset by the inability to recognize a tax benefit for certain overseas losses.

Journeys Group

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(dollars in thousands)
Net sales	$306,142	$284,119	7.8%
Earnings from operations	$13,637	$7,472	82.5%
Operating margin	4.5%	2.6%

Net sales from Journeys Group increased 7.8% to $306.1 million for the first quarter ended May 5, 2018, compared to $284.1 million for the same period last year. The increase reflects a 6% increase in comparable sales, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 2% increase in the average price per pair of shoes and a 4% increase in footwear unit sales. Journeys Group operated 1,221 stores at the end of the first quarter of Fiscal 2019, including 245 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,250 stores at the end of the first quarter last year, including 236 Journeys Kidz stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group earnings from operations increased 82.5% to $13.6 million for the first quarter ended May 5, 2018 compared to $7.5 million for the first quarter ended April 29, 2017. The increase in earnings from operations for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting increased initial margins and decreased markdowns, partially offset by higher shipping and warehouse expenses, and (iii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs and depreciation, partially offset by increased bonus expense.

Schuh Group

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(dollars in thousands)
Net sales	$80,266	$76,456	5.0%
Loss from operations	$(5,640)	$(687)	NM
Operating margin	(7.0)%	(0.9)%

Net sales from Schuh Group increased 5.0% to $80.3 million for the first quarter ended May 5, 2018, compared to $76.5 million for the first quarter ended April 29, 2017. The increase reflects a sales increase of $8.7 million due to increases in foreign exchange rates this year and a 6% increase in the average number of Schuh stores operated, partially offset by a comparable sales decrease of 13%. Schuh Group operated

136 stores at the end of the first quarter of Fiscal 2019, compared to 129 stores at the end of the first quarter of Fiscal 2018.

Schuh Group loss from operations increased to $(5.6) million for the first quarter ended May 5, 2018 compared to $(0.7) million for the first quarter ended April 29, 2017. The decrease in earnings this year reflects decreased gross margin as a percentage of net sales, reflecting less full price selling and increased promotional activity, and increased expenses as a percentage of net sales reflecting the inability to leverage expenses, particularly occupancy related costs, due to the negative comparable sales for the quarter, partially offset by decreased bonus expense. In addition, Schuh Group's loss increased $0.6 million due to increases in foreign exchange rates this year compared to the same period last year.

Lids Sports Group

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(dollars in thousands)
Net sales	$158,740	$176,901	(10.3)%
Loss from operations	$(5,362)	$(1,786)	NM
Operating margin	(3.4)%	(1.0)%

Net sales from Lids Sports Group decreased 10.3% to $158.7 million for the first quarter ended May 5, 2018, compared to $176.9 million for the same period last year. The decrease reflects primarily a comparable sales decrease of 7% and a decrease of 6% in the average number of Lids Sports Group stores operated, excluding leased departments, in the first quarter of Fiscal 2019. Comparable sales reflects a 10% decrease in comparable store hat and apparel units sold, while the average price increased 3% for the first quarter of Fiscal 2019. Lids Sports Group operated 1,141 stores at the end of the first quarter of Fiscal 2019, including 114 Lids stores in Canada, 179 Lids Locker Room and Clubhouse stores, which includes 29 Locker Room stores in Canada, and 122 Locker Room by Lids leased departments in Macy's, compared to 1,199 stores at the end of the first quarter last year, including 111 Lids stores in Canada, 202 Lids Locker Room and Clubhouse stores, which includes 33 Locker Room stores in Canada, and 124 Locker Room by Lids leased departments in Macy's.

Lids Sports Group loss from operations increased to $(5.4) million for the first quarter ended May 5, 2018 compared to $(1.8) million for the first quarter ended April 29, 2017. The decrease was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased shipping and warehouse expense, and (iii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter, partially offset by decreased credit card expenses.

Johnston & Murphy Group

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(dollars in thousands)
Net sales	$75,684	$72,793	4.0%
Earnings from operations	$5,006	$3,820	31.0%
Operating margin	6.6%	5.2%

Johnston & Murphy Group net sales increased 4.0% to $75.7 million for the first quarter ended May 5, 2018 from $72.8 million for the first quarter ended April 29, 2017, reflecting primarily a 7% increase in comparable sales and a 2% increase in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 7% decrease in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business decreased 12% in the first quarter of Fiscal 2019, while the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 70.8% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2019, up from 67.2% in the first quarter last year. Comparable sales reflected a 6% increase in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations increased 1%. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2019 was 182 stores, including eight stores in Canada, compared to 178 stores, including seven stores in Canada, at the end of the first quarter of Fiscal 2018.

Johnston & Murphy Group earnings from operations for the first quarter ended May 5, 2018 increased 31.0% to $5.0 million compared to $3.8 million for the same period last year. The increase was primarily due to increased net sales and increased gross margin as percentage of net sales, primarily due to increased weighting of retail sales, which carry a higher gross margin, and lower warehouse expenses. Expenses as a percentage of net sales increased for the first quarter in total due to increased rent expense and selling salaries, due primarily to a higher weighting of retail sales, and increased bonus expense, partially offset by decreased advertising expenses. However, expenses as a percentage of net sales decreased in the retail business.

Licensed Brands

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(dollars in thousands)
Net sales	$24,065	$33,010	(27.1)%
Earnings from operations	$306	$2,275	(86.5)%
Operating margin	1.3%	6.9%

Licensed Brands' net sales decreased 27.1% to $24.1 million for the first quarter ended May 5, 2018, from $33.0 million for the same period last year, primarily reflecting decreased sales of Dockers Footwear and the expiration of a small footwear license. Unit sales for Dockers footwear decreased 18% for the first quarter of Fiscal 2019 and the average price per pair of Dockers shoes decreased 9% compared to the same period last year.

Licensed Brands earnings from operations decreased 86.5% to $0.3 million for the first quarter of Fiscal 2019, compared to $2.3 million for the first quarter of Fiscal 2018, primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales due to lower initial margins, reflecting increased closeout sales and (iii) increased expenses as a percentage of net sales due to decreased leverage from the lower sales across most expense categories and increased bonus expense, partially offset by decreased royalty, bad debt and advertising expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 5, 2018 was $9.8 million compared to $8.3 million for the first quarter ended April 29, 2017. Corporate expense in the first quarter of Fiscal 2019 included $1.6 million in asset impairment and other charges for retail store asset impairments and legal and other matters. Corporate expense in the first quarter of Fiscal 2018 included $0.1 million in asset impairment and other charges for retail store asset impairments. Corporate expenses increased 1%, excluding asset impairment and other charges, reflecting increased professional fees, partially offset by decreased other corporate expenses.

Net interest expense decreased 12.7% from $1.2 million in the first quarter of Fiscal 2018 to $1.0 million for the first quarter of Fiscal 2019 resulting from decreased average revolver borrowings in the first quarter this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 5, 2018	February 3, 2018	April 29, 2017
	(dollars in millions)
Cash and cash equivalents	$30.9	$39.9	$43.4
Working capital	$465.5	$438.0	$447.0
Long-term debt (including current portion)	$105.7	$88.4	$138.0

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Three Months Ended
			Increase
(dollars in millions)	May 5, 2018	April 29, 2017	(Decrease)
Net cash provided by (used in) operating activities	$0.8	$(18.0)	$18.8
Net cash used in investing activities	(18.9)	(30.1)	11.2
Net cash provided by financing activities	9.4	43.2	(33.8)
Effect of foreign exchange rate fluctuations on cash	(0.4)	—	(0.4)
Decrease in cash and cash equivalents	$(9.1)	$(4.9)	$(4.2)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by (used in) operating activities was $18.8 million higher for the three months ended May 5, 2018 compared to the same period last year, primarily reflecting the following factors:

•	A $9.6 million increase in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix;

•	A $9.5 million increase in cash flow from changes in other accrued liabilities primarily reflecting decreased bonus payments; partially offset by

•	Decreased net earnings.

Cash used in investing activities was $11.2 million lower for the three months ended May 5, 2018 primarily reflecting decreased capital expenditures. The Company expects capital expenditures in the range of $70-$75 million for Fiscal 2019.

Cash provided by financing activities was $33.8 million lower for the three months ended May 5, 2018 reflecting decreased revolver borrowings and no share repurchases in the first quarter this year compared to the same period last year.

Changes in inventory and accounts receivable
The $15.3 million increase in inventories at May 5, 2018 from February 3, 2018 levels reflected increased retail inventory in most business units, partially offset by seasonal decreases in footwear wholesale inventory.

Accounts receivable at May 5, 2018 increased by $9.4 million compared to February 3, 2018, due primarily to seasonal sales increases in the Company's wholesale businesses.

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

There were $10.5 million in UK term loans and $17.4 million in UK revolver loans outstanding at May 5, 2018. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at May 5, 2018. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's revolving credit borrowings averaged $60.1 million during the three months ended May 5, 2018 and $87.8 million during the three months ended April 29, 2017, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures for the first three months each year and stock repurchases for the first quarter of Fiscal 2018. The borrowings outstanding during the first three months of Fiscal 2019 reflect funds borrowed to fund working capital requirements.
There were $11.3 million of letters of credit outstanding and $77.7 million of revolver borrowings outstanding, including $14.2 million (£10.5 million) related to Genesco (UK) Limited and $42.0 million (C$54.0 million) related to GCO Canada, under the Credit Facility at May 5, 2018. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $274.8 million at May 5, 2018. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at May 5, 2018.
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

The Company's contractual obligations at May 5, 2018 were flat compared to February 3, 2018 as the increase in long-term debt and purchase obligations was offset by decreased operating leases.

Capital Expenditures
Total capital expenditures in Fiscal 2019 are expected to be approximately $70 to $75 million. These include retail capital expenditures of approximately $40 to $45 million to open approximately 15 Journeys stores, 10 Journeys Kidz stores, three Little Burgundy stores in Canada, seven Schuh stores, five Johnston & Murphy shops and factory stores and 18 Lids Sports Group stores, including eleven Lids stores, with two stores in Canada, one Lids Locker Room store and six Locker Room by Lids leased departments and to complete approximately 188 major store renovations. The Company also expects to spend approximately $30 million on other initiatives, including omni-channel, IT and distribution centers.

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

The Company had total available cash and cash equivalents of $30.9 million, $39.9 million and $43.4 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively, of which approximately $8.6 million, $21.2 million and $6.8 million was held by the Company's foreign subsidiaries as of May 5, 2018,

February 3, 2018 and April 29, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares of common stock during the three months ended May 5, 2018 and repurchased 275,300 shares of common stock during the three months ended April 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.2 million for the first quarters of Fiscal 2019 and 2018, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $10.6 million of outstanding U.K. term loans at a weighted average interest rate of 3.21% as of May 5, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $10.6 million term loans. The Company has $17.4 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.51% as of May 5, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $17.4 million revolver borrowings. The Company has $77.7 million of outstanding revolver borrowings at a weighted average interest rate of 3.68% as of May 5, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.8 million on the $77.7 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at May 5, 2018. As a result, the Company considers the interest rate market risk implicit in these investments at May 5, 2018 to be low.

Accounts Receivable - The Company's accounts receivable balance at May 5, 2018 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 15%, one customer accounted for 8% and one customer accounted for 7%, while no other customer accounted for more than 6% of the Company's total trade receivables balance as of May 5, 2018. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first three months of Fiscal 2019 were positively impacted by $8.7 million due to the increase in foreign exchange rates and Schuh Group's loss from operations were negatively impacted by $0.6 million.

Summary - Based on the Company's overall market interest rate exposure at May 5, 2018, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2019 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the three months ended May 5, 2018 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Based on their evaluation as of May 5, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 6. Exhibits

Exhibit Index

(10.1)
Cooperation Agreement dated April 24, 2018, among Genesco Inc., Legion Partners Asset Management, LLC, 4010 Capital, LLC and each of the persons listed on the signature page thereto, Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 25, 2018 (File No. 001-03083).

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
Date: June 14, 2018