Form 10-Q
period 2018-08-04
GENESCO INC
filed 2018-09-13
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 4, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 367-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company; or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of August 31, 2018, 20,192,741 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	August 4, 2018	February 3, 2018	July 29, 2017
Current Assets:
Cash and cash equivalents	$49,786	$39,937	$43,520
Accounts receivable, net of allowances of $4,340 at August 4, 2018,
$4,593 at Feb. 3, 2018 and $3,469 at July 29, 2017	38,483	43,292	39,411
Inventories	606,748	542,625	670,104
Prepaids and other current assets	79,338	67,234	83,578
Total current assets	774,355	693,088	836,613

Property and equipment:
Land	7,955	8,065	7,881
Buildings and building equipment	82,211	79,587	56,222
Computer hardware, software and equipment	221,714	213,335	192,920
Furniture and fixtures	179,756	179,008	169,929
Construction in progress	24,307	33,625	55,374
Improvements to leased property	438,818	440,719	424,692
Property and equipment, at cost	954,761	954,339	907,018
Accumulated depreciation	(588,835)	(571,710)	(544,714)
Property and equipment, net	365,926	382,629	362,304
Deferred income taxes	23,126	25,077	11,918
Goodwill	92,648	100,308	276,209
Trademarks, net of accumulated amortization of $5,579 at August 4,
2018, $5,593 at Feb. 3, 2018 and $5,590 at July 29, 2017	85,250	87,898	86,150
Other intangibles, net of accumulated amortization of $17,363 at
Aug. 4, 2018, $17,439 at Feb. 3, 2018 and $16,785 at July 29, 2017	1,397	1,794	2,129
Other noncurrent assets	25,094	24,559	22,190
Total Assets	$1,367,796	$1,315,353	$1,597,513

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	August 4, 2018	February 3, 2018	July 29, 2017
Current Liabilities:
Accounts payable	$215,528	$140,962	$242,729
Accrued employee compensation	27,604	20,616	20,297
Accrued other taxes	18,048	16,114	19,555
Accrued income taxes	68	1,488	64
Current portion – long-term debt	1,625	1,766	2,051
Other accrued liabilities	53,307	72,220	64,225
Provision for discontinued operations	1,939	1,902	2,111
Total current liabilities	318,119	255,068	351,032
Long-term debt	81,712	86,619	188,823
Pension liability	—	—	5,989
Deferred rent and other long-term liabilities	142,106	141,255	133,059
Provision for discontinued operations	1,701	1,707	1,713
Total liabilities	543,638	484,649	680,616
Commitments and contingent liabilities	—	—	—
Equity:
Non-redeemable preferred stock	1,064	1,052	1,061
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
August 4, 2018 – 20,683,842/20,195,378
February 3, 2018 – 20,392,253/19,903,789
July 29, 2017 – 20,407,483/19,919,019	20,684	20,392	20,408
Additional paid-in capital	257,295	250,877	244,083
Retained earnings	603,536	603,902	710,445
Accumulated other comprehensive loss	(42,744)	(29,192)	(42,806)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	821,978	829,174	915,334
Noncontrolling interest – non-redeemable	2,180	1,530	1,563
Total equity	824,158	830,704	916,897
Total Liabilities and Equity	$1,367,796	$1,315,353	$1,597,513

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$653,892	$616,506	$1,298,851	$1,259,874
Cost of sales	332,450	309,999	655,581	634,454
Selling and administrative expenses	319,042	308,435	641,166	624,403
Asset impairments and other, net	1,039	58	2,591	177
Earnings (loss) from operations	1,361	(1,986)	(487)	840
Other components of net periodic benefit cost	(1)	24	19	56
Interest expense, net:
Interest expense	1,113	1,255	2,160	2,429
Interest income	(10)	(6)	(29)	(3)
Total interest expense, net	1,103	1,249	2,131	2,426
Earnings (loss) from continuing operations before income taxes	259	(3,259)	(2,637)	(1,642)
Income tax expense (benefit)	92	616	(496)	1,236
Earnings (loss) from continuing operations	167	(3,875)	(2,141)	(2,878)
Provision for discontinued operations, net	(182)	(73)	(205)	(185)
Net Loss	$(15)	$(3,948)	$(2,346)	$(3,063)

Basic earnings (loss) per common share:
Continuing operations	$0.01	$(0.20)	$(0.11)	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.00	$(0.21)	$(0.12)	$(0.16)
Diluted earnings (loss) per common share:
Continuing operations	$0.01	$(0.20)	$(0.11)	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.00	$(0.21)	$(0.12)	$(0.16)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss	$(15)	$(3,948)	$(2,346)	$(3,063)
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.1 million for the three months ended August 4, 2018 and July 29, 2017 and $0.1 million and $0.2 million for the six months ended August 4, 2018 and July 29, 2017, respectively.	145	126	285	258
Postretirement liability adjustments, net of tax of $0.0 million for both the three and six months ended August 4, 2018 and July 29, 2017	11	20	37	43
Foreign currency translation adjustments	(6,010)	5,995	(13,874)	8,185
Total other comprehensive income (loss)	(5,854)	6,141	(13,552)	8,486
Comprehensive income (loss)	$(5,869)	$2,193	$(15,898)	$5,423

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15)	$(3,948)	$(2,346)	$(3,063)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	19,225	18,930	38,918	38,546
Amortization of deferred note expense and debt discount	148	179	301	385
Deferred income taxes	1,596	3,288	50	1,282
Provision on accounts receivable	(120)	8	(103)	159
Impairment of long-lived assets	928	58	2,202	177
Restricted stock expense	3,368	3,387	6,722	6,735
Provision for discontinued operations	246	119	277	303
Other	959	526	1,571	344
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	11,491	15,208	2,096	2,806
Inventories	(55,594)	(87,027)	(70,857)	(101,445)
Prepaids and other current assets	(8,138)	(19,023)	(10,846)	(21,241)
Accounts payable	58,739	67,916	72,988	72,615
Other accrued liabilities	8,184	(8,707)	12	(26,420)
Other assets and liabilities	1,219	2,289	2,057	4,038
Net cash provided by (used in) operating activities	42,236	(6,797)	43,042	(24,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,593)	(37,010)	(31,126)	(67,336)
Other investing activities	—	—	633	—
Proceeds from asset sales	218	27	274	238
Net cash used in investing activities	(11,375)	(36,983)	(30,219)	(67,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(410)	—	(840)	(8,018)
Borrowings under revolving credit facility	86,779	133,593	205,996	324,987
Payments on revolving credit facility	(106,652)	(85,869)	(205,019)	(214,282)
Share repurchases related to share repurchase program	—	—	—	(16,163)
Restricted shares withheld for taxes	(2,433)	(1,716)	(2,433)	(1,716)
Change in overdraft balances	11,195	(2,371)	3,673	627
Additions to deferred note cost	(29)	—	(359)	—
Other	(44)	(142)	(3,209)	1,215
Net cash provided by (used in) financing activities	(11,594)	43,495	(2,191)	86,650
Effect of foreign exchange rate fluctuations on cash	(361)	434	(783)	446
Net Increase (Decrease) in Cash and Cash Equivalents	18,906	149	9,849	(4,781)
Cash and cash equivalents at beginning of period	30,880	43,371	39,937	48,301
Cash and cash equivalents at end of period	$49,786	$43,520	$49,786	$43,520
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$1,105	$1,112	$1,724	$2,105
Income taxes	9,431	21,868	9,961	24,144

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2017	$1,060	$20,354	$237,677	$731,111	$(51,292)	$(17,857)	$1,468	$922,521
Net loss	—	—	—	(111,839)	—	—	—	(111,839)
Other comprehensive income	—	—	—	—	22,100	—	—	22,100
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	62	62
Balance February 3, 2018	1,052	20,392	250,877	603,902	(29,192)	(17,857)	1,530	830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss		—	—	(2,346)	—	—	—	(2,346)
Other comprehensive loss	—	—	—	—	(13,552)	—	—	(13,552)
Employee and non-employee restricted stock	—	—	6,722	—	—	—	—	6,722
Restricted stock issuance	—	389	(389)	—	—	—	—	—
Restricted shares withheld for taxes	—	(61)	61	(2,433)	—	—	—	(2,433)
Other	12	(36)	24	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	650	650
Balance August 4, 2018	$1,064	$20,684	$257,295	$603,536	$(42,744)	$(17,857)	$2,180	$824,158

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com. Including both the footwear businesses and the Lids Sports Group business, at August 4, 2018, the Company operated 2,657 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the six months ended August 4, 2018 and July 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
Ltd., which was terminated in January 2018; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company's Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018 and Condensed Consolidated Balance Sheets as of August 4, 2018 was as follows (in thousands, except per share data):

	August 4, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Inventories	$606,748	$610,454	$(3,706)
Prepaids and other current assets	79,338	79,467	(129)
Total current assets	774,355	778,190	(3,835)

Deferred income taxes	23,126	24,313	(1,187)
Total Assets	1,367,796	1,372,818	(5,022)

Other accrued liabilities	53,307	61,564	(8,257)
Total current liabilities	318,119	326,376	(8,257)
Total liabilities	543,638	551,895	(8,257)
Retained earnings	603,536	600,279	3,257
Accumulated other comprehensive loss	(42,744)	(42,722)	(22)
Total equity	824,158	820,923	3,235
Total Liabilities and Equity	1,367,796	1,372,818	(5,022)

	Three Months Ended August 4, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$653,892	$653,811	$81
Selling and administrative expenses	319,042	316,564	2,478
Earnings from operations	1,361	3,758	(2,397)
Earnings from continuing operations before income taxes	259	2,656	(2,397)
Income tax expense	92	648	(556)
Earnings from continuing operations	167	2,008	(1,841)
Net earnings (loss)	(15)	1,826	(1,841)

Diluted earnings per share from continuing operations	$0.01	$0.09	$(0.08)

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

	Six Months Ended August 4, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$1,298,851	$1,298,802	$49
Selling and administrative expenses	641,166	639,580	1,586
Earnings (loss) from operations	(487)	1,050	(1,537)
Loss from continuing operations before income taxes	(2,637)	(1,100)	(1,537)
Income tax benefit	(496)	(115)	(381)
Loss from continuing operations	(2,141)	(985)	(1,156)
Net loss	(2,346)	(1,190)	(1,156)

Diluted loss per share from continuing operations	$(0.11)	$(0.06)	$(0.05)

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

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $7.5 million, $18.1 million and $15.6 million at August 4, 2018, February 3, 2018 and July 29, 2017,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

respectively. Gift card breakage recognized as revenue was $0.3 million and $0.1 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $0.6 million and $0.4 million for the first six months of Fiscal 2019 and 2018, respectively. During the six months ended August 4, 2018, the Company recognized $3.9 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 3, 2018.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $49.8 million, $39.9 million and $43.5 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively, of which approximately $11.3 million, $21.2 million and $14.8 million was held by the Company's foreign subsidiaries as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were no cash equivalents included in cash and cash equivalents at August 4, 2018, February 3, 2018 and July 29, 2017. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less.
At August 4, 2018, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At August 4, 2018, February 3, 2018 and July 29, 2017, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.8 million, $14.2 million and $37.3 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 20% and one customer accounted for 8% of the Company’s total trade receivables balance, while no other customer accounted for more than 7% of the Company’s total trade receivables balance as of August 4, 2018.

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of a store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $28.4 million, $29.0 million and $27.0 million at August 4, 2018, February 3, 2018 and July 29, 2017, respectively, and deferred rent of

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

$60.2 million, $59.3 million and $55.4 million, at August 4, 2018, February 3, 2018 and July 29, 2017, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $12.4 million, $11.5 million and $10.9 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 4, 2018 and February 3, 2018 are as follows:

Fair Values
In thousands	August 4, 2018		February 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$60,717	$60,847	$69,372	$69,421
UK Term Loans	9,712	9,802	11,419	11,602
UK Revolver Borrowings	12,908	12,986	7,594	7,671

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.3 million and $1.2 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $2.8 million for each of the first six months of Fiscal 2019 and Fiscal 2018.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

recorded in selling and administrative expense were $113.5 million and $114.1 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $227.6 million and $227.4 million for the first six months of Fiscal 2019 and Fiscal 2018, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $18.9 million and $16.9 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $37.9 million and $36.5 million for the first six months of Fiscal 2019 and Fiscal 2018, respectively. Prior to adopting ASC 606, the Company capitalized direct response advertising costs for catalogs and such costs were expensed over the period of benefit in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. For prior periods, the Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million and $3.7 million at February 3, 2018 and July 29, 2017, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.2 million and $0.6 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $1.0 million and $1.8 million for the first six months of Fiscal 2019 and Fiscal 2018, respectively. During the first six months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.2 million and $1.7 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $4.3 million and $4.4 million for the first six months of Fiscal 2019 and Fiscal 2018, respectively. During the first six months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.4 million and $0.2 million for the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and a net loss of $0.7 million and $0.5 million for the first six months of Fiscal 2019 and Fiscal 2018, respectively.

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 4, 2018

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

consisted of $5.9 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $2.2 million, net of tax, and a cumulative foreign currency translation adjustment of $34.7 million.

The following table summarizes the components of accumulated other comprehensive loss ("AOIC") for the six months ended August 4, 2018:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 3, 2018	$(20,808)	$(8,384)	$(29,192)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(12,604)	—	(12,604)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(1,270)	—	(1,270)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	434	434
Income tax expense	—	112	112
Current period other comprehensive income (loss), net of tax	(13,874)	322	(13,552)
Balance August 4, 2018	$(34,682)	$(8,062)	$(42,744)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 35.5% and (18.9)% in the second quarter of Fiscal 2019 and Fiscal 2018, respectively, and 18.8% and (75.3)% for the first six months of Fiscal 2019 and Fiscal 2018, respectively. The higher tax rate for the second quarter and first six months of Fiscal 2019 reflects the inability to recognize a tax benefit for certain overseas losses, partially offset by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act (the "Act") in December 2017 and tax credits related to wages paid to employees impacted by the hurricanes in Fiscal 2018. The tax rates were also impacted by $0.5 million of tax expense for the second quarter and first six months of Fiscal 2019 and $2.2 million of tax expense for the second quarter and first six months of Fiscal 2018 due to the impact of ASU 2016-09 related to the vesting of restricted stock grants. Last year's tax rate for the second quarter and first six months was favorably impacted by $0.5 million return to provision adjustment.

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

The Company adopted ASC 715 in the first quarter of Fiscal 2019 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the Condensed
Consolidated Statements of Operations. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations were applied retrospectively on and after the effective date. Upon adoption of this standard update, the Company reclassified the other components of net periodic benefit cost from selling and administrative expenses to other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations. The retrospective adoption of this standard update resulted in an increase to earnings from operations of less than $0.1 million for the three months and six months ended July 29, 2017 which was fully offset by the same amount on the other components of net periodic benefit cost line on the Condensed

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Consolidated Statements of Operations. As such, there was no impact to consolidated net earnings for the three months and six months ended July 29, 2017.

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

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases". The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. In July 2018, ASU 2018-10, "Codification Improvements to Topic 842, Leases," was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt this guidance in the first quarter of Fiscal 2020 using the optional transition method provided by ASU 2018-11. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements and related disclosures and is expecting a material impact because the Company is party to a significant number of lease contracts.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Schuh Group	Journeys Group	Total Goodwill
Balance, February 3, 2018	$89,915	$10,393	$100,308
Effect of foreign currency exchange rates	(7,178)	(482)	$(7,660)
Balance, August 4, 2018	$82,737	9,911	$92,648

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

Other Intangibles
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Aug. 4, 2018	Feb. 3, 2018	Aug. 4, 2018	Feb. 3, 2018	Aug. 4, 2018	Feb. 3, 2018	Aug. 4, 2018	Feb. 3, 2018
Gross other intangibles	$14,715	$14,981	$2,008	$2,130	$2,037	$2,122	$18,760	$19,233
Accumulated amortization	(13,700)	(13,714)	(2,008)	(2,130)	(1,655)	(1,595)	(17,363)	(17,439)
Net Other Intangibles	$1,015	$1,267	$—	$—	$382	$527	$1,397	$1,794

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.0 million for each of the second quarters of Fiscal 2019 and 2018 and $0.1 million for each of the first six months of Fiscal 2019 and Fiscal 2018. The amortization of intangibles, including trademarks, is expected to be $0.2 million for Fiscal 2019 and less than $0.1 million for each of Fiscal 2020, 2021, 2022 and 2023.

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

The Company recorded pretax charges of $1.0 million in the second quarter of Fiscal 2019, including $0.9 million for retail store asset impairments and $0.6 million for legal and other matters, partially offset by a $(0.5) million gain related to Hurricane Maria. The Company recorded pretax charges of $2.6 million in the first six months of Fiscal 2019, including $2.2 million for retail store asset impairments and $1.0 million for legal and other matters, partially offset by a $(0.6) million gain related to Hurricane Maria.

The Company recorded pretax charges of $0.1 million and $0.2 million in the second quarter and first six months of Fiscal 2018, respectively, for retail store asset impairments.

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2017	$5,043
Additional provision Fiscal 2018	552
Charges and adjustments, net	(1,986)
Balance February 3, 2018	3,609
Additional provision Fiscal 2019	277
Charges and adjustments, net	(246)
Balance August 4, 2018*	3,640
Current provision for discontinued operations	1,939
Total Noncurrent Provision for Discontinued Operations	$1,701

*Includes a $3.0 million environmental provision, including $1.9 million in current provision for discontinued operations (see Note 8).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	August 4, 2018	February 3, 2018
Wholesale finished goods	$49,824	$52,924
Retail merchandise	556,924	489,701
Total Inventories	$606,748	$542,625

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of August 4, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 5, 2018	$552	$—	$—	$552	$1,274
Measured as of August 4, 2018	384	—	—	384	928
Sub-total asset impairment YTD					$2,202

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value, Continued

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.9 million and $2.2 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and six months ended August 4, 2018, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$112	$137	$220	$231

Interest cost	$756	$818	$82	$90
Expected return on plan assets	(1,049)	(1,125)	—	—
Amortization of losses	196	207	14	34
Total other components of net periodic benefit cost	$(97)	$(100)	$96	$124

Net Periodic Benefit Cost	$15	$37	$316	$355

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans, Continued

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$225	$275	$473	$440

Interest cost	1,510	1,642	175	175
Expected return on plan assets	(2,100)	(2,255)	—	—
Amortization of losses	385	422	49	72
Total other components of net periodic benefit cost	(205)	(191)	224	247

Net Periodic Benefit Cost	$20	$84	$697	$687

The service cost component of net periodic benefit cost is recorded in selling and administrative expenses in the Consolidated Statements of Operations, while the other components are recorded in other components of net periodic benefit cost in the Consolidated Statements of Operations.

There is no cash contribution required for the pension plan in calendar 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 4, 2018			July 29, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$167			$(3,875)

Basic EPS from continuing operations
Income (loss) available to
common shareholders	167	19,342	$0.01	(3,875)	19,152	$(0.20)

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		64			—
Employees' preferred stock(2)		36			—

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$167	19,442	$0.01	$(3,875)	19,152	$(0.20)

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the second quarter ended July 29, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the second quarter ended August 4, 2018. Due to the loss from continuing operations, these shares are not assumed to be converted for the second quarter ended July 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 4, 2018			July 29, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$(2,141)			$(2,878)

Basic EPS from continuing operations
Income (loss) available to
common shareholders	(2,141)	19,310	$(0.11)	(2,878)	19,171	$(0.15)

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		—			—
Employees' preferred stock(2)		—			—

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$(2,141)	19,310	$(0.11)	$(2,878)	19,171	$(0.15)

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the six months ended August 4, 2018 and July 29, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Due to the loss from continuing operations, these shares are not assumed to be converted for the six months ended August 4, 2018 and July 29, 2017.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company did not repurchase any shares of common stock under the share repurchase program during the three and six months ended August 4, 2018 and the three months ended July 29, 2017, but repurchased 275,300 shares of common stock during the six months ended July 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Legal Proceedings, Continued

In April 2015, the Company received from the EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect any additional cost related to the matter.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $3.0 million as of August 4, 2018, $3.0 million as of February 3, 2018 and $3.2 million as of July 29, 2017. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.1 million in the second quarters of Fiscal 2019 and Fiscal 2018, respectively, and $0.3 million in both the first six months of Fiscal 2019 and Fiscal 2018. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of the same subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys' fees and costs. The Company has reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $410,000 plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $790,000. The proposed settlement is subject to documentation and approval by the court. The Company does not expect that the proposed settlement will have a material adverse effect on its financial condition or results of operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the six months ended August 4, 2018 and July 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
August 4, 2018	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$304,995	$98,159	$166,877	$68,441	$15,338	$84	$653,894
Intercompany Sales	—	—	—	—	(2)	—	(2)
Net sales to external customers	$304,995	$98,159	$166,877	$68,441	$15,336	$84	$653,892
Segment operating income (loss)	$7,661	$1,073	$1,152	$928	$(396)	$(8,018)	$2,400
Asset Impairments and other*	—	—	—	—	—	(1,039)	(1,039)
Earnings (loss) from operations	7,661	1,073	1,152	928	(396)	(9,057)	1,361
Other components of net periodic benefit cost	—	—	—	—	—	1	1
Interest expense	—	—	—	—	—	(1,113)	(1,113)
Interest income	—	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$7,661	$1,073	$1,152	$928	$(396)	$(10,159)	$259
Total assets**	$483,954	$229,982	$333,994	$133,933	$23,593	$162,340	$1,367,796
Depreciation and amortization***	6,886	3,533	6,595	1,592	161	458	19,225
Capital expenditures	3,853	1,068	4,236	1,498	21	917	11,593

*Asset Impairments and other charge includes a $0.9 million charge for asset impairments, which includes $0.6 million for Lids Sports Group and $0.3 million for Journeys Group, and a $0.6 million charge for legal and other matters, partially offset by a $(0.5) million gain related to Hurricane Maria.

**Total assets for the Schuh Group and Journeys Group include $82.7 million and $9.9 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $7.2 million and $0.5 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $365.9 million of property and equipment, $50.1 million and $20.8 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $19.2 million in depreciation expense for the three months ended August 4, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
July 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$258,953	97,625	$180,230	$64,860	$14,696	$141	$616,505
Intercompany Sales	—	—	—	—	1	—	1
Net sales to external customers	$258,953	$97,625	$180,230	$64,860	$14,697	$141	$616,506
Segment operating income (loss)	$(2,194)	$4,538	$3,040	$1,547	$(1,051)	$(7,808)	$(1,928)
Asset Impairments and other*	—	—	—	—	—	(58)	(58)
Earnings (loss) from operations	(2,194)	4,538	3,040	1,547	(1,051)	(7,866)	(1,986)
Other components of net periodic benefit cost	—	—	—	—	—	(24)	(24)
Interest expense	—	—	—	—	—	(1,255)	(1,255)
Interest income	—	—	—	—	—	6	6
Earnings (loss) from continuing operations before income taxes	$(2,194)	$4,538	$3,040	$1,547	$(1,051)	$(9,139)	$(3,259)
Total assets**	$511,456	235,408	$549,825	$127,478	$32,610	$140,736	$1,597,513
Depreciation and amortization***	6,308	3,383	6,732	1,578	170	759	18,930
Capital expenditures	24,656	2,673	9,841	1,454	84	(1,698)	37,010

*Asset Impairments and other includes a $0.1 million charge for asset impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $182.3 million, $83.5 million and $10.4 million of goodwill, respectively. Goodwill for Lids Sports Group, Schuh Group and Journeys Group increased by $0.7 million, $3.7 million and $0.6 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $362.3 million of property and equipment, $55.8 million and $23.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $18.8 million in depreciation expense for the three months ended July 29, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
August 4, 2018	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$611,137	$178,425	$325,617	$144,125	$39,404	$146	$1,298,854
Intercompany Sales	—	—	—	—	(3)	—	(3)
Net sales to external customers	$611,137	$178,425	$325,617	$144,125	$39,401	$146	$1,298,851
Segment operating income (loss)	$21,298	$(4,567)	$(4,210)	$5,934	$(90)	$(16,261)	$2,104
Asset Impairments and other*	—	—	—	—	—	(2,591)	(2,591)
Earnings (loss) from operations	21,298	(4,567)	(4,210)	5,934	(90)	(18,852)	(487)
Other components of net periodic benefit cost	—	—	—	—	—	(19)	(19)
Interest expense	—	—	—	—	—	(2,160)	(2,160)
Interest income	—	—	—	—	—	29	29
Earnings (loss) from continuing operations before income taxes	$21,298	$(4,567)	$(4,210)	$5,934	$(90)	$(21,002)	$(2,637)
Total assets**	$483,954	$229,982	$333,994	$133,933	$23,593	$162,340	$1,367,796
Depreciation and amortization***	13,681	7,460	13,252	3,160	316	1,049	38,918
Capital expenditures	14,396	3,975	8,726	2,968	81	980	31,126

*Asset Impairments and other charge includes a $2.2 million charge for asset impairments, which includes $0.5 million for Journeys Group, $0.9 million for Lids Sports Group and $0.8 million for Schuh Group. and a $1.0 million charge for legal and other matters, partially offset by a $(0.6) million gain related to Hurricane Maria.

**Total assets for the Schuh Group and Journeys Group include $82.7 million and $9.9 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $7.2 million and $0.5 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $365.9 million of property and equipment, $50.1 million and $20.8 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $38.8 million in depreciation expense for the six months ended August 4, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Six Months Ended
July 29, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	543,072	174,081	357,131	137,653	47,707	230	$1,259,874
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$543,072	$174,081	$357,131	$137,653	$47,707	$230	$1,259,874
Segment operating income (loss)	5,278	3,851	1,254	5,367	1,224	(15,957)	$1,017
Asset Impairments and other*	—	—	—	—	—	(177)	(177)
Earnings (loss) from operations	5,278	3,851	1,254	5,367	1,224	(16,134)	840
Other components of net periodic benefit cost	—	—	—	—	—	(56)	(56)
Interest expense	—	—	—	—	—	(2,429)	(2,429)
Interest income	—	—	—	—	—	3	3
Earnings (loss) from continuing operations before income taxes	$5,278	$3,851	$1,254	$5,367	$1,224	$(18,616)	$(1,642)
Total assets**	511,456	235,408	549,825	127,478	32,610	140,736	$1,597,513
Depreciation and amortization***	12,823	6,747	13,669	3,144	337	1,826	38,546
Capital expenditures	43,851	5,431	14,972	2,511	161	410	67,336

*Asset Impairments and other includes a $0.2 million charge for asset impairments, which relates to Journeys Group and Lids Sports Group equally.

**Total assets for the Lids Sports Group, Schuh Group and Journeys Group include $182.3 million, $83.5 million and $10.4 million of goodwill, respectively. Goodwill for Lids Sports Group, Schuh Group and Journeys Group increased by $0.7 million, $3.7 million and $0.6 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $362.3 million of property and equipment, $55.8 million and $23.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The Company's ability to complete the sale of the Lids Sports Group business on acceptable terms and the timing of any sale transaction.

•	The imposition of tariffs on imported products or the disallowance of tax deductions on imported products.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products.

•	The effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	Ability to attract and retain employees and costs associated with wage pressure associated with a full employment environment in the U.S and the U.K.

•	Weakness in the consumer economy and retail industry for the products we sell.

•	Competition in the Company's markets, including online and including competition from some of the Company's vendors in both the licensed sports and branded footwear markets.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department and other stores or other factors, and the extent and pace of growth of online shopping.

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

•
The performance of athletic teams, the participants in major sporting events such as NBA finals, Super Bowl, World Series and College Football Playoffs, developments with respect to certain individual athletes, and other sports-related events or changes, including the timing of major sporting events, that may affect period-to-period comparisons in the Company's Lids Sports Group retail businesses.

•
The Company's ability to build, open, staff and support additional retail stores and to renew leases for existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels.

•
Deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences.

•	Unexpected changes to the market for the Company's shares or for the retail sector in general.

•	Variations from expected pension-related charges caused by conditions in the financial markets.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,275 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports Group, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at August 4, 2018, the Company operated 2,657 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the six months ended August 4, 2018 and July 29, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

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

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 900 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,875 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 142 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores offering headwear, apparel, accessories and novelties representing an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of August 4, 2018, the Company operated 117 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of August 4, 2018, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement expires on November 30, 2018. The Company also sells footwear under other licenses and in March 2015 entered into a license agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks. This license was terminated in January 2018.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. In addition, given the Company's largely fixed expense base, if comparable sales do not increase, the Company could face deleverage of these fixed expenses. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or lower average margins or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. Similarly, consumers may choose to spend their disposable income in merchandise categories other than those the Company sells. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 6.1% to $654 million during the second quarter of Fiscal 2019 compared to $617 million for the same quarter of Fiscal 2018. The sales increase includes approximately $21 million due to the move of a strong week of back-to-school sales from the third quarter last year to the second quarter this year related to last year's 53-week calendar shift. Journeys Group sales increased 18%, Schuh Group sales increased 1%, Johnston & Murphy sales increased 6% and Licensed Brand sales increased 4%, while Lids Sports Group decreased 7% during the second quarter of Fiscal 2019. Gross margin as a percentage of net sales decreased to 49.2% during the second quarter of Fiscal 2019, compared to 49.7% for the same period last year, reflecting decreased gross margin in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by increased gross margin in Lids Sports Group and Licensed Brands. Selling and administrative expenses decreased to 48.8% of net sales during the second quarter of Fiscal 2019 from 50.0% for the same quarter of Fiscal 2018, reflecting decreases in expenses as a percentage of net sales in Journeys Group, Johnston & Murphy Group, Licensed Brands and Corporate, partially offset by increased expenses as a percentage of net sales in Schuh Group and Lids Sports Group. Earnings (loss) from operations increased as a percentage of net sales to 0.2% during the second quarter of Fiscal 2019 compared to (0.3)% in the same quarter of Fiscal 2018, reflecting increased earnings from operations as a percentage of net sales in Journeys Group and Licensed Brands, partially offset by decreased earnings in Schuh Group, Lids Sports Group and Johnston & Murphy Group.

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

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.0 million in the second quarter of Fiscal 2019, including $0.9 million for retail store asset impairments and $0.6 million for legal and other matters, partially offset by a $(0.5) million gain related to Hurricane Maria. The Company recorded pretax charges of $2.6 million in the first six months of Fiscal 2019, including $2.2 million for retail store asset impairments and $1.0 million for legal and other matters, partially offset by a $(0.6) million gain related to Hurricane Maria.

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

Results of Operations - Second Quarter Fiscal 2019 Compared to Second Quarter Fiscal 2018

The Company's net sales in the second quarter ended August 4, 2018 increased 6.1% to $653.9 million from $616.5 million in the second quarter ended July 29, 2017, reflecting increased net sales in all of the Company's business segments, except Lids Sports Group. The sales increase includes approximately $21 million due to the move of a strong week of back-to-school sales from the third quarter last year to the second quarter this year related to last year's 53-week calendar shift. Comparable sales increased 3% for the second quarter of Fiscal 2019, which included an increase of 2% in same store sales and an increase of 7% in comparable direct sales. Gross margin increased 4.9% to $321.4 million in the second quarter of Fiscal 2019 from $306.5 million in the same period last year, but decreased as a percentage of net sales from 49.7% to 49.2%, reflecting decreased gross margin in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by increased gross margin in Lids Sports Group and Licensed Brands. Selling and administrative expenses in the second quarter of Fiscal 2019 increased 3.4%, but decreased as a percentage of net sales from 50.0% to 48.8%, reflecting decreased expenses as a percentage of net sales in Journeys Group, Johnston & Murphy Group, Licensed Brands and Corporate, partially offset by increased expenses in Schuh Group and Lids Sports Group. The decrease in selling and administrative expense as a percentage of net sales reflects the leveraging of rents, selling salaries and several other expense categories on higher sales, partially offset by higher bonus accruals from the Company's better performing businesses and increased marketing expense due to the shift in timing of recognizing these expenses due to the new revenue recognition standard. Without these higher bonus and marketing expenses, selling and administrative expense would have leveraged another 90 basis points. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the second quarter ended August 4, 2018 were earnings of $0.3 million compared to a loss of ($3.3) million for the second quarter ended July 29, 2017. Pretax earnings for the second quarter ended August 4, 2018 included an asset impairment and other charge of $1.0 million for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. The pretax loss for the second quarter ended July 29, 2017 included an asset impairment and other charge of $0.1 million for retail store asset impairments.

The net loss for the second quarter ended August 4, 2018 was less than ($0.1) million ($0.00 diluted loss per share) compared to a net loss of ($3.9) million ($0.21 diluted loss per share) for the second quarter ended July 29, 2017. The Company recorded an effective income tax rate of 35.5% and (18.9%) in the second quarter of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the second quarter of Fiscal 2019 was higher due to the inability to recognize a tax benefit for certain overseas losses, partially offset by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and tax credits related to wages paid to employees impacted by the hurricanes in Fiscal 2018. The tax rate for the second quarter of Fiscal 2019 and Fiscal 2018 was also impacted by $0.5 million and $2.2 million, respectively, of tax expense due to the impact of ASU 2016-09 related to the vesting of restricted stock grants.

Journeys Group

	Three Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$304,995	$258,953	17.8%
Earnings (loss) from operations	$7,661	$(2,194)	NM
Operating margin	2.5%	(0.8)%

Net sales from Journeys Group increased 17.8% to $305.0 million for the second quarter ended August 4, 2018, compared to $259.0 million for the same period last year. The increase reflects a 10% increase in comparable sales and approximately $20 million due to the shift of the strong back-to-school week into the second quarter because Fiscal 2018 was a 53-week year, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 1% increase in the average price per pair of shoes and a 10% increase in footwear unit sales. Journeys Group operated 1,215 stores at the end of the second quarter of Fiscal 2019, including 241 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,247 stores at the end of the second quarter last year, including 240 Journeys Kidz stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group earnings (loss) from operations improved to earnings of $7.7 million for the second quarter ended August 4, 2018 compared to a loss of ($2.2) million for the second quarter ended July 29, 2017. The increase in earnings from operations for Journeys Group was due to (i) increased net sales and (ii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs, selling salaries and depreciation, partially offset by increased bonus and catalog costs. The increase in catalog costs for the quarter reflects the impact of the new revenue recognition standard, which resulted in the recognition of $2.9 million of catalog costs that previously would have been deferred. Gross margin for Journeys Group decreased as a percentage of net sales due primarily to increased markdowns in part because of the 53-week timing shift to one week later for the quarter end.

Schuh Group

	Three Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$98,159	$97,625	0.5%
Earnings from operations	$1,073	$4,538	(76.4)%
Operating margin	1.1%	4.6%

Net sales from Schuh Group increased 0.5% to $98.2 million for the second quarter ended August 4, 2018, compared to $97.6 million for the second quarter ended July 29, 2017. The increase reflects a sales increase of $2.9 million due to increases in foreign exchange rates this year and a 5% increase in the average number of Schuh stores operated, partially offset by a comparable sales decrease of 7%. Schuh Group operated 135 stores at the end of the second quarter of Fiscal 2019, compared to 131 stores at the end of the second quarter of Fiscal 2018.

Schuh Group earnings from operations decreased 76.4% to $1.1 million for the second quarter ended August 4, 2018 compared to $4.5 million for the second quarter ended July 29, 2017. The decrease in earnings this year reflects decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter. In addition, Schuh Group's earnings were impacted less than $0.1 million due to changes in foreign exchange rates this year compared to the same period last year.

Lids Sports Group

	Three Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$166,877	$180,230	(7.4)%
Earnings from operations	$1,152	$3,040	(62.1)%
Operating margin	0.7%	1.7%

Net sales from Lids Sports Group decreased 7.4% to $166.9 million for the second quarter ended August 4, 2018, compared to $180.2 million for the same period last year. The decrease reflects primarily a comparable sales decrease of 5% and a decrease of 5% in the average number of Lids Sports Group stores operated, excluding leased departments, in the second quarter of Fiscal 2019. Comparable sales reflects a 8% decrease in comparable store hat and apparel units sold, while the average price increased 4% for the second quarter of Fiscal 2019. Lids Sports Group operated 1,125 stores at the end of the second quarter of Fiscal 2019, including 113 Lids stores in Canada, 173 Lids Locker Room and Clubhouse stores, which includes 29 Locker Room stores in Canada, and 117 Locker Room by Lids leased departments in Macy's, compared to 1,188 stores at the end of the second quarter last year, including 113 Lids stores in Canada, 198 Lids Locker Room and Clubhouse stores, which includes 32 Locker Room stores in Canada, and 124 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings from operations decreased 62.1% to $1.2 million for the second quarter ended August 4, 2018 compared to $3.0 million for the second quarter ended July 29, 2017. The decrease was due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter, particularly selling salaries, compensation, depreciation and marketing expenses, partially offset by decreased professional fees, reflecting the installation of software-as-a-service system last year, and credit card expenses. The Group's gross margin increased for the quarter reflecting decreased product freight costs and promotional activity, partially offset by slightly higher shipping and warehouse expense.

Johnston & Murphy Group

	Three Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$68,441	$64,860	5.5%
Earnings from operations	$928	$1,547	(40.0)%
Operating margin	1.4%	2.4%

Johnston & Murphy Group net sales increased 5.5% to $68.4 million for the second quarter ended August 4, 2018 from $64.9 million for the second quarter ended July 29, 2017, reflecting primarily an 8% increase in comparable sales and a 2% increase in the average number of stores operated for Johnston & Murphy retail operations, while Johnston & Murphy Group wholesale sales remained flat for the quarter. In addition, the Group's sales decreased approximately $1 million due to the shift of a week into the second quarter due to the 53-week calendar shift. Unit sales for the Johnston & Murphy wholesale business increased 3% in the second quarter of Fiscal 2019, while the average price per pair of shoes decreased 3% for the same period. Retail operations accounted for 74.6% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2019, up from 73.2% in the second quarter last year. Comparable sales reflected an 8% increase in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations increased 1%. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2019 was 182 stores, including eight stores in Canada, compared to 179 stores, including seven stores in Canada, at the end of the second quarter of Fiscal 2018.

Johnston & Murphy Group earnings from operations for the second quarter ended August 4, 2018 decreased 40.0% to $0.9 million compared to $1.5 million for the same period last year. The decrease was primarily due to decreased gross margin as percentage of net sales, due primarily to markdowns in the wholesale business as a result of clearing some pockets of slow-moving women's inventory. Expenses as a percentage of net sales decreased for the second quarter in total due to decreased marketing, compensation and rent expense, partially offset by increased bonus expense. The decreased catalog costs reflect the impact of the new revenue recognition standard, which resulted in a decrease of $0.4 million in direct-mail marketing costs.

Licensed Brands

	Three Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$15,336	$14,697	4.3%
Loss from operations	$(396)	$(1,051)	(62.3)%
Operating margin	(2.6)%	(7.2)%

Licensed Brands' net sales increased 4.3% to $15.3 million for the second quarter ended August 4, 2018, from $14.7 million for the same period last year, reflecting primarily increased sales under a small footwear license, partially offset by decreased sales of Dockers Footwear. Unit sales for Dockers footwear decreased 8% for the second quarter of Fiscal 2019 and the average price per pair of Dockers shoes decreased 3% compared to the same period last year.

Licensed Brands' loss from operations improved to ($0.4) million for the second quarter of Fiscal 2019 compared to ($1.1) million for the second quarter of Fiscal 2018, due primarily to (i) increased net sales, (ii) increased gross margin as a percentage of net sales due to higher initial margins, reflecting better margins on closeout sales and decreased margin assistance and (iii) decreased expenses as a percentage of net sales due to decreased royalty and compensation expenses, mostly offset by increased bonus, freight and other expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 4, 2018 was $9.1 million compared to $7.9 million for the second quarter ended July 29, 2017. Corporate expense in the second quarter of Fiscal 2019 included $1.0 million in asset impairment and other charges for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. Corporate expense in the second quarter of Fiscal 2018 included $0.1 million in asset impairment and other charges for retail store asset impairments. Corporate expenses increased 3%, excluding asset impairment and other charges, reflecting increased professional fees and other income, partially offset by decreased bank fees.

Net interest expense decreased 11.7% from $1.2 million in the second quarter of Fiscal 2018 to $1.1 million for the second quarter of Fiscal 2019 resulting from decreased average revolver borrowings in the second quarter this year.

Results of Operations - Six Months Fiscal 2019 Compared to Fiscal 2018

The Company's net sales in the first six months ended August 4, 2018 increased 3.1% to $1.299 billion from $1.260 billion in the first six months ended April 29, 2017, reflecting increased net sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased sales in Lids Sports Group and Licensed Brands. Excluding the impact of exchange rates, net sales would have increased 2%. The sales increase reflects approximately $33 million in sales due to the calendar shift because Fiscal 2018 was a 53-week year. Comparable sales increased 1% for the first six months of Fiscal 2019, which included flat same store sales and an increase of 9% in comparable direct sales. Gross margin increased 2.9% to $643.3 million in the first six months of Fiscal 2019 from $625.4 million in the same period last year, but decreased slightly as a percentage of net sales from 49.6% to 49.5%, reflecting decreased gross margin as a percentage of sales in Journeys Group and Schuh Group, partially offset by increased gross margin as a percentage of sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the first six months of Fiscal 2019 increased 2.7%, but decreased as a percentage of net sales from 49.6% to 49.4%, reflecting decreased expenses as a percentage of net sales in Journeys Group, partially offset by increased expenses as a percentage of net sales in Schuh Group, Lids Sports Group and Licensed Brands, while Johnston & Murphy Group and Corporate remained flat for the six months. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the first six months ended August 4, 2018 was ($2.6) million compared to a loss of ($1.6) million for the first six months ended July 29, 2017. The pretax loss for the first six months ended August 4, 2018 included an asset impairment and other charge of $2.6 million for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. The pretax loss for the second quarter ended July 29, 2017 included an asset impairment and other charge of $0.2 million for retail store asset impairments.

The net loss for the first six months ended August 4, 2018 was ($2.3) million ($0.12 diluted loss per share) compared to a net loss of ($3.1) million ($0.16 diluted loss per share) for the first six months ended July 29, 2017. The Company recorded an effective income tax rate of 18.8% and (75.3)% in the first six months of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the first six months of Fiscal 2019 was higher due to the inability to recognize a tax benefit for certain overseas losses, partially offset by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and tax credits related to wages paid to employees impacted by the hurricanes in Fiscal 2018. The tax rate for the first six months of Fiscal 2019 and Fiscal 2018 was also impacted by $0.5 million and $2.2 million, respectively, of tax expense due to the impact of ASU 2016-09 related to the vesting of restricted stock grants. In addition, the tax rate for Fiscal 2018 was favorably impacted by a return of $0.5 million to provision adjustment.

Journeys Group

	Six Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$611,137	$543,072	12.5%
Earnings from operations	$21,298	$5,278	303.5%
Operating margin	3.5%	1.0%

Net sales from Journeys Group increased 12.5% to $611.1 million for the first six months ended August 4, 2018, compared to $543.1 million for the same period last year. The increase reflects an 8% increase in comparable sales and approximately $26 million in sales due to the calendar shift because Fiscal 2018 was a 53-week year, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the six months and the last day of each fiscal month during the six months divided by seven). The comparable sales increase reflected a 2% increase in the average price per pair of shoes and a 7% increase in footwear unit sales.

Journeys Group earnings from operations increased to $21.3 million for the first six months ended August 4, 2018 compared to $5.3 million for the first six months ended July 29, 2017. The increase in earnings from operations for Journeys Group was due to (i) increased net sales and (ii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs, selling salaries and depreciation, partially offset by increased bonus expenses. Gross margin for Journeys Group decreased as a percentage of net sales due primarily to increased markdowns and increased shipping and warehouse expense.

Schuh Group

	Six Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$178,425	$174,081	2.5%
Earnings (loss) from operations	$(4,567)	$3,851	NM
Operating margin	(2.6)%	2.2%

Net sales from Schuh Group increased 2.5% to $178.4 million for the first six months ended August 4, 2018, compared to $174.1 million for the first six months ended July 29, 2017. The increase reflects a sales increase of $11.6 million due to increases in foreign exchange rates this year and a 5% increase in the average number of Schuh stores operated, partially offset by a comparable sales decrease of 10%.

Schuh Group earnings (loss) from operations decreased to a loss of ($4.6) million for the first six months ended August 4, 2018 compared to earnings of $3.9 million for the first six months ended July 29, 2017. The decrease in earnings this year reflects decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the first six months, particularly occupancy related costs, selling salaries and compensation expense. In addition, Schuh Group's loss increased $0.6 million due to changes in foreign exchange rates this year compared to the same period last year.

Lids Sports Group

	Six Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$325,617	$357,131	(8.8)%
Earnings (loss) from operations	$(4,210)	$1,254	NM
Operating margin	(1.3)%	0.4%

Net sales from Lids Sports Group decreased 8.8% to $325.6 million for the first six months ended August 4, 2018, compared to $357.1 million for the same period last year. The decrease reflects primarily a comparable sales decrease of 6% and a decrease of 5% in the average number of Lids Sports Group stores operated, excluding leased departments, in the first six months of Fiscal 2019. Comparable sales reflects a 9% decrease in comparable store hat and apparel units sold, while the average price increased 4% for the first six months of Fiscal 2019.

Lids Sports Group earnings (loss) from operations decreased to a loss of ($4.2) million for the first six months ended August 4, 2018 compared to earnings of $1.3 million for the first six months ended July 29, 2017. The decrease was due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the six months, particularly selling salaries, compensation, depreciation and marketing expenses, partially offset by decreased credit card expenses. The Group's gross margin increased as a percentage of net sales for the quarter reflecting decreased promotional activity, partially offset by higher shipping and warehouse expense.

Johnston & Murphy Group

	Six Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$144,125	$137,653	4.7%
Earnings from operations	$5,934	$5,367	10.6%
Operating margin	4.1%	3.9%

Johnston & Murphy Group net sales increased 4.7% to $144.1 million for the first six months ended August 4, 2018 from $137.7 million for the first six months ended July 29, 2017, reflecting primarily a 7% increase in comparable sales and a 2% increase in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 4% decrease in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business decreased 3% in the first six months of Fiscal 2019, and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 72.6% of Johnston & Murphy Group's sales in the first six months of Fiscal 2019, up from 70.0% in the first six months last year. Comparable sales reflected a 7% increase in footwear unit comparable sales and the average price per pair of shoes for Johnston & Murphy retail operations increased 1%.

Johnston & Murphy Group earnings from operations for the first six months ended August 4, 2018 increased 10.6% to $5.9 million compared to $5.4 million for the same period last year. The increase was primarily due to increased net sales and increased gross margin as percentage of net sales, due primarily to decreased shipping and warehouse expenses. Expenses as a percentage of net sales were flat for the six months.

Licensed Brands

	Six Months Ended
	August 4, 2018	July 29, 2017	% Change
	(dollars in thousands)
Net sales	$39,401	$47,707	(17.4)%
Earnings (loss) from operations	$(90)	$1,224	NM
Operating margin	(0.2)%	2.6%

Licensed Brands' net sales decreased 17.4% to $39.4 million for the first six months ended August 4, 2018, from $47.7 million for the same period last year, reflecting primarily decreased sales of Dockers Footwear. Unit sales for Dockers footwear decreased 23% for the first six months of Fiscal 2019, while the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands earnings (loss) from operations decreased to a loss of ($0.1) million for the first six months of Fiscal 2019 compared to earnings of $1.2 million for the first six months of Fiscal 2018, due primarily to (i) decreased net sales, and (ii) increased expenses as a percentage of net sales due to increased compensation, bonus, freight and other expenses, partially offset by decreased royalty and bad debt expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended August 4, 2018 was $18.9 million compared to $16.1 million for the first six months ended July 29, 2017. Corporate expense in the first six months of Fiscal 2019 included $2.6 million in asset impairment and other charges for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. Corporate expense in the first six months of Fiscal 2018 included $0.2 million in asset impairment and other charges for retail store asset impairments. Corporate expenses increased 2%, excluding asset impairment and other charges, reflecting increased professional fees and other income, partially offset by decreased bank fees.

Net interest expense decreased 12.2% from $2.4 million in the first six months of Fiscal 2018 to $2.1 million for the first six months of Fiscal 2019 resulting from decreased average revolver borrowings in the first six months of this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 4, 2018	February 3, 2018	July 29, 2017
	(dollars in millions)
Cash and cash equivalents	$49.8	$39.9	$43.5
Working capital	$456.2	$438.0	$485.6
Long-term debt (including current portion)	$83.3	$88.4	$190.9

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Six Months Ended
			Increase
(dollars in millions)	August 4, 2018	July 29, 2017	(Decrease)
Net cash provided by (used in) operating activities	$43.0	$(24.8)	$67.8
Net cash used in investing activities	(30.2)	(67.1)	36.9
Net cash provided by (used in) financing activities	(2.2)	86.7	(88.9)
Effect of foreign exchange rate fluctuations on cash	(0.8)	0.4	(1.2)
Increase (decrease) in cash and cash equivalents	$9.8	$(4.8)	$14.6

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by (used in) operating activities was $67.8 million higher for the six months ended August 4, 2018 compared to the same period last year, primarily reflecting the following factors:

•
a $30.6 million increase in cash flow from changes in inventory reflecting a reduction in the growth in inventory in all of the Company's business segments, except Johnston & Murphy Group, on a year over year basis;

•
a $26.4 million increase in cash flow from changes in other accrued liabilities primarily reflecting decreased bonus payments, increased bonus accruals this year and changes in income and other taxes; and

•	a $10.4 million increase in cash flow from changes in prepaids and other current assets primarily reflecting changes in prepaid taxes and the change in prepaid catalog expense in the prior year.

Cash used in investing activities was $36.9 million lower for the six months ended August 4, 2018 primarily reflecting decreased capital expenditures. The Company expects capital expenditures in the range of $60-$65 million for Fiscal 2019.

Cash provided by (used in) financing activities was $88.9 million lower for the six months ended August 4, 2018 reflecting decreased revolver borrowings and no share repurchases in the first six months this year compared to the same period last year.

Changes in inventory and accounts receivable
The $70.9 million increase in inventories at August 4, 2018 from February 3, 2018 levels reflected seasonal increases in retail inventory, partially offset by decreased inventory in Licensed Brands.

Accounts receivable at August 4, 2018 decreased by $2.1 million compared to February 3, 2018, due primarily to decreased non-operating accounts receivable due to the collection of insurance receivables due to settlement of insurance claims.

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

There were $9.7 million in UK term loans and $12.9 million in UK revolver loans outstanding at August 4, 2018. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at August 4, 2018. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.
The Company's revolving credit borrowings averaged $63.5 million during the six months ended August 4, 2018 and $109.5 million during the six months ended July 29, 2017, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures for the first six months each year and stock repurchases for the first six months of Fiscal 2018. The borrowings outstanding during the first six months of Fiscal 2019 reflect funds borrowed to fund working capital requirements.
There were $11.3 million of letters of credit outstanding and $60.7 million of revolver borrowings outstanding, including $13.8 million (£10.6 million) related to Genesco (UK) Limited and $43.6 million (C$56.7 million) related to GCO Canada, under the Credit Facility at August 4, 2018. The Company is not

required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $325.8 million at August 4, 2018. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at August 4, 2018.
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

The Company's contractual obligations at August 4, 2018 decreased approximately 6% compared to February 3, 2018 due to decreases in long-term debt, operating leases and purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2019 are expected to be approximately $60 to $65 million. These include retail capital expenditures of approximately $36 to $39 million to open approximately 10 Journeys stores, eight Journeys Kidz stores, three Little Burgundy stores in Canada, seven Schuh stores, four Johnston & Murphy shops and factory stores and 19 Lids Sports Group stores, including 12 Lids stores, with three stores in Canada, one Lids Locker Room store and six Locker Room by Lids leased departments and to complete approximately 187 major store renovations. The Company also expects to spend approximately $24 to $26 million on other initiatives, including omni-channel, IT and distribution centers.

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

The Company had total available cash and cash equivalents of $49.8 million, $39.9 million and $43.5 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively, of which approximately $11.3 million, $21.2 million and $14.8 million was held by the Company's foreign subsidiaries as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company did not repurchase any shares of common stock under the share repurchase program during the six months ended August 4, 2018 and repurchased 275,300 shares of common stock during the six months ended July 29, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million and $0.1 million for the second quarters of Fiscal 2019 and 2018, respectively, and $0.3 million in both the first six months of Fiscal 2019 and Fiscal 2018. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $9.8 million of outstanding U.K. term loans at a weighted average interest rate of 3.30% as of August 4, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $9.8 million term loans. The Company has $12.9 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.53% as of August 4, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $12.9 million revolver borrowings. The Company has $60.7 million of outstanding revolver borrowings at a weighted average interest rate of 3.08% as of August 4, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $60.7 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at August 4, 2018. As a result, the Company considers the interest rate market risk implicit in these investments at August 4, 2018 to be low.

Accounts Receivable - The Company's accounts receivable balance at August 4, 2018 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 20% and one customer accounted for 8%, while no other customer accounted for more than 7%, of the Company's total trade receivables balance as of August 4, 2018. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first six months of Fiscal 2019 were positively impacted by $11.6 million due to changes in foreign exchange rates and Schuh Group's loss from operations were negatively impacted by $0.6 million.

Summary - Based on the Company's overall market interest rate exposure at August 4, 2018, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2019 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the six months ended August 4, 2018 are included in Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company, including its consolidated subsidiaries, in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is made known to the officers who certify the Company's financial reports and to other members of senior management. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives.

Based on their evaluation as of August 4, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

May 2018
5-6-18 to 6-2-18	—	$—	—	$—

June 2018
6-3-18 to 6-30-18	60,957	$39.92	—	$—

July 2018
7-1-18 to 8-4-18(1)	—	$—	—	$—

(1)	These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: September 13, 2018