Form 10-Q
period 2018-11-03
GENESCO INC
filed 2018-12-13
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 3, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083

Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 30, 2018, 20,192,544 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	November 3, 2018	February 3, 2018	October 28, 2017
Current Assets:
Cash and cash equivalents	$53,423	$39,937	$50,740
Accounts receivable, net of allowances of $3,217 at Nov. 3, 2018,
$4,593 at Feb. 3, 2018 and $4,349 at October 28, 2017	48,364	43,292	52,704
Inventories	666,166	542,625	697,949
Prepaids and other current assets	75,149	67,234	73,895
Total current assets	843,102	693,088	875,288

Property and equipment:
Land	7,951	8,065	7,879
Buildings and building equipment	82,381	79,587	56,071
Computer hardware, software and equipment	231,920	213,335	196,955
Furniture and fixtures	181,813	179,008	170,795
Construction in progress	18,376	33,625	70,210
Improvements to leased property	440,935	440,719	430,032
Property and equipment, at cost	963,376	954,339	931,942
Accumulated depreciation	(601,498)	(571,710)	(553,459)
Property and equipment, net	361,878	382,629	378,483
Deferred income taxes	25,015	25,077	41,451
Goodwill	92,396	100,308	93,440
Trademarks, net of accumulated amortization of $5,577 at Nov. 3,
2018, $5,593 at Feb. 3, 2018 and $5,582 at October 28, 2017	79,372	87,898	85,580
Other intangibles, net of accumulated amortization of $17,474 at
Nov. 3, 2018, $17,439 at Feb. 3, 2018 and $16,928 at Oct. 28, 2017	1,253	1,794	1,890
Other noncurrent assets	27,697	24,559	22,351
Total Assets	$1,430,713	$1,315,353	$1,498,483

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	November 3, 2018	February 3, 2018	October 28, 2017
Current Liabilities:
Accounts payable	$257,504	$140,962	$244,366
Accrued employee compensation	31,534	20,616	17,799
Accrued other taxes	16,459	16,114	19,151
Accrued income taxes	69	1,488	24,907
Current portion – long-term debt	9,325	1,766	2,207
Other accrued liabilities	56,931	72,220	69,242
Provision for discontinued operations	470	1,902	1,822
Total current liabilities	372,292	255,068	379,494
Long-term debt	72,455	86,619	221,372
Pension liability	—	—	5,878
Deferred rent and other long-term liabilities	142,462	141,255	135,632
Provision for discontinued operations	1,743	1,707	1,707
Total liabilities	588,952	484,649	744,083
Commitments and contingent liabilities	—	—	—
Equity:
Non-redeemable preferred stock	1,061	1,052	1,052
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
November 3, 2018 – 20,681,008/20,192,544
February 3, 2018 – 20,392,253/19,903,789
October 28, 2017 – 20,401,665/19,913,201	20,681	20,392	20,402
Additional paid-in capital	260,709	250,877	247,504
Retained earnings	617,923	603,902	545,624
Accumulated other comprehensive loss	(43,054)	(29,192)	(44,018)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	839,463	829,174	752,707
Noncontrolling interest – non-redeemable	2,298	1,530	1,693
Total equity	841,761	830,704	754,400
Total Liabilities and Equity	$1,430,713	$1,315,353	$1,498,483

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Nov. 3, 2018	Oct. 28, 2017	Nov. 3, 2018	Oct. 28, 2017
Net sales	$713,069	$716,759	$2,011,920	$1,976,633
Cost of sales	359,941	362,761	1,015,522	997,215
Selling and administrative expenses	327,099	322,719	968,265	947,122
Goodwill impairment	—	182,211	—	182,211
Asset impairments and other, net	6,558	1,446	9,149	1,623
Earnings (loss) from operations	19,471	(152,378)	18,984	(151,538)
Other components of net periodic benefit cost	(2)	21	17	77
Interest expense, net:
Interest expense	984	1,454	3,144	3,883
Interest income	(147)	3	(176)	—
Total interest expense, net	837	1,457	2,968	3,883
Earnings (loss) from continuing operations before income taxes	18,636	(153,856)	15,999	(155,498)
Income tax expense	4,117	10,950	3,621	12,186
Earnings (loss) from continuing operations	14,519	(164,806)	12,378	(167,684)
Provision for discontinued operations, net	(132)	(15)	(337)	(200)
Net Earnings (Loss)	$14,387	$(164,821)	$12,041	$(167,884)

Basic earnings (loss) per common share:
Continuing operations	$0.75	$(8.55)	$0.64	$(8.73)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings (loss)	$0.74	$(8.56)	$0.62	$(8.74)
Diluted earnings (loss) per common share:
Continuing operations	$0.74	$(8.55)	$0.63	$(8.73)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.73	$(8.56)	$0.62	$(8.74)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	Nov. 3, 2018	Oct. 28, 2017	Nov. 3, 2018	Oct. 28, 2017
Net earnings (loss)	$14,387	$(164,821)	$12,041	$(167,884)
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.1 million for each of the three months ended November 3, 2018 and October 28, 2017 and $0.2 million for each of the nine months ended November 3, 2018 and October 28, 2017	145	125	430	383
Postretirement liability adjustments, net of tax of $0.0 million for both the three and nine months ended November 3, 2018 and October 28, 2017	11	21	48	64
Foreign currency translation adjustments	(466)	(1,358)	(14,340)	6,827
Total other comprehensive income (loss)	(310)	(1,212)	(13,862)	7,274
Comprehensive income (loss)	$14,077	$(166,033)	$(1,821)	$(160,610)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$14,387	$(164,821)	$12,041	$(167,884)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	19,151	18,984	58,069	57,530
Amortization of deferred note expense and debt discount	146	180	447	565
Deferred income taxes	(1,976)	(29,629)	(1,926)	(28,347)
Provision on accounts receivable	50	84	(53)	243
Impairment of intangible assets	5,736	182,211	5,736	182,211
Impairment of long-lived assets	1,522	510	3,724	687
Restricted stock expense	3,408	3,406	10,130	10,141
Provision for discontinued operations	178	25	455	328
Other	(566)	1,494	1,005	1,838
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(10,315)	(13,463)	(8,219)	(10,657)
Inventories	(59,680)	(29,775)	(130,537)	(131,220)
Prepaids and other current assets	3,897	9,614	(6,949)	(11,627)
Accounts payable	37,599	4,719	110,587	77,334
Other accrued liabilities	3,949	25,924	3,961	(496)
Other assets and liabilities	(2,231)	2,770	(174)	6,808
Net cash provided by (used in) operating activities	15,255	12,233	58,297	(12,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,082)	(36,727)	(47,208)	(104,063)
Other investing activities	872	—	1,505	—
Proceeds from asset sales	23	—	297	238
Net cash used in investing activities	(15,187)	(36,727)	(45,406)	(103,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(400)	(412)	(1,240)	(8,430)
Borrowings under revolving credit facility	33,946	114,696	239,942	439,683
Payments on revolving credit facility	(34,535)	(80,215)	(239,554)	(294,497)
Share repurchases related to share repurchase program	—	—	—	(16,163)
Restricted shares withheld for taxes	—	—	(2,433)	(1,716)
Change in overdraft balances	4,643	(2,558)	8,316	(1,931)
Additions to deferred note cost	—	—	(359)	—
Other	(73)	(143)	(3,282)	1,072
Net cash provided by financing activities	3,581	31,368	1,390	118,018
Effect of foreign exchange rate fluctuations on cash	(12)	346	(795)	792
Net Increase in Cash and Cash Equivalents	3,637	7,220	13,486	2,439
Cash and cash equivalents at beginning of period	49,786	43,520	39,937	48,301
Cash and cash equivalents at end of period	$53,423	$50,740	$53,423	$50,740
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$628	$1,233	$2,352	$3,338
Income taxes	2,080	3,442	12,041	27,586

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2017	$1,060	$20,354	$237,677	$731,111	$(51,292)	$(17,857)	$1,468	$922,521
Net loss	—	—	—	(111,839)	—	—	—	(111,839)
Other comprehensive income	—	—	—	—	22,100	—	—	22,100
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	62	62
Balance February 3, 2018	1,052	20,392	250,877	603,902	(29,192)	(17,857)	1,530	830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net earnings		—	—	12,041	—	—	—	12,041
Other comprehensive loss	—	—	—	—	(13,862)	—	—	(13,862)
Employee and non-employee restricted stock	—	—	10,130	—	—	—	—	10,130
Restricted stock issuance	—	389	(389)	—	—	—	—	—
Restricted shares withheld for taxes	—	(61)	61	(2,433)	—	—	—	(2,433)
Other	9	(39)	30	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	768	768
Balance November 3, 2018	$1,061	$20,681	$260,709	$617,923	$(43,054)	$(17,857)	$2,298	$841,761

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. The Company's business also includes Lids Sports Group, which operates headwear and accessory stores in the U.S., Puerto Rico and Canada primarily under the Lids banner; the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names; licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com, under a license agreement with Macy's; certain e-commerce operations including lids.com, lids.ca, lidslockerroom.com and lidsclubhouse.com. Including both the footwear businesses and the Lids Sports Group business, at November 3, 2018, the Company operated 2,653 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During the nine months ended November 3, 2018 and October 28, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company's Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018 and Condensed Consolidated Balance Sheets as of November 3, 2018 was as follows (in thousands, except per share data):

	November 3, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Inventories	$666,166	$669,794	$(3,628)
Prepaids and other current assets	75,149	77,209	(2,060)
Total current assets	843,102	848,790	(5,688)

Deferred income taxes	25,015	25,812	(797)
Total Assets	1,430,713	1,437,198	(6,485)

Other accrued liabilities	56,931	65,407	(8,476)
Total current liabilities	372,292	380,768	(8,476)
Total liabilities	588,952	597,428	(8,476)
Retained earnings	617,923	615,908	2,015
Accumulated other comprehensive loss	(43,054)	(43,030)	(24)
Total equity	841,761	839,770	1,991
Total Liabilities and Equity	1,430,713	1,437,198	(6,485)

	Three Months Ended November 3, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$713,069	$712,848	$221
Selling and administrative expenses	327,099	325,246	1,853
Earnings from operations	19,471	21,103	(1,632)
Earnings from continuing operations before income taxes	18,636	20,268	(1,632)
Income tax expense	4,117	4,507	(390)
Earnings from continuing operations	14,519	15,761	(1,242)
Net earnings	14,387	15,629	(1,242)

Diluted earnings per share from continuing operations	$0.74	$0.80	$(0.06)

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

	Nine Months Ended November 3, 2018
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$2,011,920	$2,011,650	$270
Selling and administrative expenses	968,265	964,826	3,439
Earnings from operations	18,984	22,153	(3,169)
Earnings from continuing operations before income taxes	15,999	19,168	(3,169)
Income tax expense	3,621	4,392	(771)
Earnings from continuing operations	12,378	14,776	(2,398)
Net earnings	12,041	14,439	(2,398)

Diluted earnings per share from continuing operations	$0.63	$0.74	$(0.11)

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

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $6.9 million, $18.1 million and $14.9 million at November 3, 2018, February 3, 2018 and October 28,

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

2017, respectively. Gift card breakage recognized as revenue was $0.5 million for each of the third quarters of Fiscal 2019 and Fiscal 2018, and $1.1 million and $0.9 million for the first nine months of Fiscal 2019 and 2018, respectively. During the nine months ended November 3, 2018, the Company recognized $4.8 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 3, 2018.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $53.4 million, $39.9 million and $50.7 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively, of which approximately $11.3 million, $21.2 million and $4.4 million was held by the Company's foreign subsidiaries as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were $17.0 million in cash equivalents at November 3, 2018 and no cash equivalents included in cash and cash equivalents at February 3, 2018 and October 28, 2017. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less and are classified as Level 1.
At November 3, 2018, substantially all of the Company’s domestic cash was invested in deposit accounts at FDIC-insured banks. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At November 3, 2018, February 3, 2018 and October 28, 2017, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $22.5 million, $14.2 million and $34.7 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 19%, one customer accounted for 8% and one customer accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 6% of the Company’s total trade receivables balance as of November 3, 2018.

Leases
The Company occasionally receives reimbursements from landlords to be used towards construction of a store the Company intends to lease. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

expense over the initial lease term. Tenant allowances of $28.2 million, $29.0 million and $28.6 million at November 3, 2018, February 3, 2018 and October 28, 2017, respectively, and deferred rent of $60.8 million, $59.3 million and $57.0 million, at November 3, 2018, February 3, 2018 and October 28, 2017, respectively, are included in deferred rent and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $12.4 million, $11.5 million and $10.9 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at November 3, 2018 and February 3, 2018 are as follows:

Fair Values
In thousands	November 3, 2018		February 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$57,836	$58,489	$69,372	$69,421
UK Term Loans	9,295	9,302	11,419	11,602
UK Revolver Borrowings	14,649	14,730	7,594	7,671

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.4 million for each of the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $4.2 million for each of the first nine months of Fiscal 2019 and Fiscal 2018.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail store occupancy costs recorded in selling and administrative expense were $114.3 million and $115.7 million for the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $341.9 million and $343.1 million for the first nine months of Fiscal 2019 and Fiscal 2018, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $22.2 million and $20.3 million for the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $60.1 million and $56.8 million for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. Prior to adopting ASC 606, the Company capitalized direct response advertising costs for catalogs and such costs were expensed over the period of benefit in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. For prior periods, the Condensed Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million and $5.1 million at February 3, 2018 and October 28, 2017, respectively.

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.7 million and $1.0 million for the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $1.7 million and $2.8 million for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. During the first nine months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.1 million for each of the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $7.4 million and $7.5 million for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. During the first nine months of Fiscal 2019 and Fiscal 2018, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net (gain) loss of $0.2 million and $(0.1) million for the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and a net loss of $0.9 million and $0.4 million for the first nine months of Fiscal 2019 and Fiscal 2018, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 3, 2018 consisted of $5.7 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $2.2 million, net of tax, and a cumulative foreign currency translation adjustment of $35.1 million.

The following table summarizes the components of accumulated other comprehensive loss ("AOCI") for the nine months ended November 3, 2018:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 3, 2018	$(20,808)	$(8,384)	$(29,192)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(12,836)	—	(12,836)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(1,504)	—	(1,504)
Amounts reclassified from AOCI:
Amortization of net actuarial loss (1)	—	645	645
Income tax expense	—	167	167
Current period other comprehensive income (loss), net of tax	(14,340)	478	(13,862)
Balance November 3, 2018	$(35,148)	$(7,906)	$(43,054)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 22.1% and (7.1)% in the third quarter of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the third quarter of Fiscal 2019 benefitted from the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and a favorable return to provision adjustment of $0.3 million. The tax rate for the third quarter of Fiscal 2018 was impacted by the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in the third quarter of Fiscal 2018. The Company recorded an effective income tax rate of 22.6% and (7.8)% for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the first nine months of Fiscal 2019 was higher due to the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in Fiscal 2018 and the inability to recognize a tax benefit for certain overseas losses, partially offset by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and tax credits related to wages paid to employees impacted by the hurricanes in Fiscal 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The tax rates for the first nine months of Fiscal 2019 and Fiscal 2018 were also impacted by $0.5 million and $2.2 million, respectively, of tax expense due to the impact of ASU 2016-09 related to the vesting of restricted stock grants. In addition, the tax rates for Fiscal 2019 and Fiscal 2018 were favorably impacted by a return to provision adjustment of $0.3 million and $0.5 million, respectively.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The Company adopted ASC 715 in the first quarter of Fiscal 2019 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the Condensed
Consolidated Statements of Operations. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations were applied retrospectively on and after the effective date. Upon adoption of this standard update, the Company reclassified the other components of net periodic benefit cost from selling and administrative expenses to other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations. The retrospective adoption of this standard update resulted in an increase to earnings from operations of less than $0.1 million for the three months and nine months ended October 28, 2017 which was fully offset by the same amount on the other components of net periodic benefit cost line on the Condensed Consolidated Statements of Operations. As such, there was no impact to consolidated net earnings for the three months and nine months ended October 28, 2017.

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

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases". The standard's core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. In July 2018, ASU 2018-10, "Codification Improvements to Topic 842, Leases," was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

The Company intends to adopt this guidance in the first quarter of Fiscal 2020 using the optional transition method provided by ASU 2018-11. Additionally, the Company intends to elect the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also intends to elect the short-term lease exemption and intends to elect to not separate lease and non-lease components for its store leases.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The Company is implementing new processes and updating internal controls to ensure compliance with the new standard. The Company continues to assess the impact the adoption of ASU 2016-02 will have on its Condensed Consolidated Financial Statements, related disclosures and internal controls and is expecting a material impact on its Condensed Consolidated Balance Sheets because the Company is party to a significant number of lease contracts.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans", to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-15.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill, Trademarks and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Schuh Group	Journeys Group	Total Goodwill
Balance, February 3, 2018	$89,915	$10,393	$100,308
Effect of foreign currency exchange rates	(7,342)	(570)	$(7,912)
Balance, November 3, 2018	$82,573	9,823	$92,396

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the third quarter of Fiscal 2019, because the Schuh Group business has continued to perform below the Company's projected operating results, the Company performed impairment testing as of September 29, 2018. Goodwill related to Schuh Group is $82.6 million as of November 3, 2018. The Company found that the result of the impairment test, which valued the business at approximately $16.4 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with the test to be performed as of the end of the current fiscal year or in future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $10.3 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.1 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount.

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

In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our Fiscal 2017 annual evaluation of goodwill, the Company determined that the fair value of the Lids Sports Group and Schuh Group reporting units exceeded the carrying value of the reporting units’ assets by approximately 15% and 28%, respectively. Due to the identified indicators of impairment during the third quarter of Fiscal 2018, the Company determined that it was "more likely than not" that an impairment had occurred and performed a full

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill, Trademarks and Other Intangible Assets, Continued

valuation of its reporting units as required under ASC 350 and reconciled the aggregate fair values of the individual reporting units to the Company’s market capitalization.

Based upon the results of these analyses, the Company concluded the goodwill attributed to Lids Sports Group was fully impaired. As a result, the Company recorded a non-cash impairment charge of $182.2 million in the third quarter of Fiscal 2018.

Trademarks
During the third quarter of Fiscal 2019, the Company identified qualitative indicators of impairment due to the underperformance of its Canadian Lids Locker Room business along with Canadian Lids Locker Room store closings and conversions to other Lids stores. In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is "more likely than not" (i.e., a greater than 50% chance) that an impairment has occurred. As a result, the Company evaluated the fair value of its Canadian trademark in its Lids Sports Group during the third quarter of Fiscal 2019. The fair value of trademarks was determined based on the royalty savings approach.

Based upon the results of the analysis, the Company concluded its Canadian trademark was impaired. As a result, the Company recorded a non-cash trademark impairment charge of $5.7 million in the third quarter of Fiscal 2019. The charge is included in asset impairments and other, net on the Condensed Consolidated Statement of Operations.

Other Intangibles
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other*		Total
(In Thousands)	Nov. 3, 2018	Feb. 3, 2018	Nov. 3, 2018	Feb. 3, 2018	Nov. 3, 2018	Feb. 3, 2018	Nov. 3, 2018	Feb. 3, 2018
Gross other intangibles	$14,693	$14,981	$2,004	$2,130	$2,030	$2,122	$18,727	$19,233
Accumulated amortization	(13,780)	(13,714)	(2,004)	(2,130)	(1,690)	(1,595)	(17,474)	(17,439)
Net Other Intangibles	$913	$1,267	$—	$—	$340	$527	$1,253	$1,794

*Includes non-compete agreements, vendor contract and backlog.

The amortization of intangibles, including trademarks, was $0.0 million and $0.1 million for the third quarters of Fiscal 2019 and 2018, respectively, and $0.1 million and $0.2 million for the first nine months of Fiscal 2019 and Fiscal 2018. The amortization of intangibles, including trademarks, is expected to be $0.2 million for Fiscal 2019 and less than $0.1 million for each of Fiscal 2020, 2021, 2022 and 2023.

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

The Company recorded pretax charges of $6.6 million in the third quarter of Fiscal 2019, including $5.7 million for the Canadian trademark impairment in the Lids Sports Group, $1.5 million for retail store asset impairments and $0.2 million for hurricane losses, partially offset by a $(0.9) million gain related to Hurricane Maria. The Company recorded pretax charges of $9.1 million in the first nine months of Fiscal 2019, including $5.7 million for the Canadian trademark impairment in the Lids Sports Group, $3.7 million for retail store asset impairments, $1.0 million for legal and other matters and $0.2 million for hurricane losses, partially offset by a $(1.5) million gain related to Hurricane Maria.

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

Discontinued Operations

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 28, 2017	$5,043
Additional provision Fiscal 2018	552
Charges and adjustments, net	(1,986)
Balance February 3, 2018	3,609
Additional provision Fiscal 2019	455
Charges and adjustments, net	(1,851)
Balance November 3, 2018*	2,213
Current provision for discontinued operations	470
Total Noncurrent Provision for Discontinued Operations	$1,743

*Includes a $1.6 million environmental provision, including $0.5 million in current provision for discontinued operations (see Note 8).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4
Inventories

In thousands	November 3, 2018	February 3, 2018
Wholesale finished goods	$39,242	$52,924
Retail merchandise	626,924	489,701
Total Inventories	$666,166	$542,625

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of November 3, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 5, 2018	$552	$—	$—	$552	$1,274
Measured as of August 4, 2018	384	—	—	384	928
Measured as of November 3, 2018	650	—	—	650	$1,522
Sub-total asset impairment YTD					$3,724

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value,Continued

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $1.5 million and $3.7 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and nine months ended
November 3, 2018, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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

Note 6
Defined Benefit Pension Plans and Other Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$112	$137	$220	$232

Interest cost	$756	$818	$80	$89
Expected return on plan assets	(1,049)	(1,125)	—	—
Amortization of losses	196	206	15	33
Total other components of net periodic benefit cost	$(97)	$(101)	$95	$122

Net Periodic Benefit Cost	$15	$36	$315	$354

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Defined Benefit Pension Plans and Other Benefit Plans,Continued

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$337	$412	$693	$672

Interest cost	2,266	2,460	255	264
Expected return on plan assets	(3,149)	(3,380)	—	—
Amortization of losses	581	628	64	105
Total other components of net periodic benefit cost	(302)	(292)	319	369

Net Periodic Benefit Cost	$35	$120	$1,012	$1,041

The service cost component of net periodic benefit cost is recorded in selling and administrative expenses in the Condensed Consolidated Statements of Operations, while the other components are recorded in other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations.

There is no cash contribution required for the pension plan in calendar 2018, however the Company made a $3.5 million contribution to the Plan during the third quarter ended November 3, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 3, 2018			October 28, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$14,519			$(164,806)

Basic EPS from continuing operations
Income (loss) available to
common shareholders	14,519	19,462	$0.75	(164,806)	19,265	$(8.55)

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		139			—
Employees' preferred stock(2)		36			—

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$14,519	19,637	$0.74	$(164,806)	19,265	$(8.55)

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the third quarter ended October 28, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the third quarter ended November 3, 2018. Due to the loss from continuing operations, these shares are not assumed to be converted for the third quarter ended October 28, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 3, 2018			October 28, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$12,378			$(167,684)

Basic EPS from continuing operations
Income (loss) available to
common shareholders	12,378	19,361	$0.64	(167,684)	19,202	$(8.73)

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		114			—
Employees' preferred stock(2)		36			—

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$12,378	19,511	$0.63	$(167,684)	19,202	$(8.73)

(1) Due to the loss from continuing operations, restricted share-based awards are excluded from the diluted earnings per share calculation for the nine months ended October 28, 2017.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted in the diluted earnings per share calculation for the nine months ended November 3, 2018. Due to the loss from continuing operations, these shares are not assumed to be converted for the nine months ended October 28, 2017.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase program. The Company did not repurchase any shares of common stock under the share repurchase program during the three and nine months ended November 3, 2018 and the three months ended October 28, 2017, but repurchased 275,300 shares of common stock during the nine months ended October 28, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.6 million as of November 3, 2018, $3.0 million as of February 3, 2018 and $2.9 million as of October 28, 2017. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million in the third quarters of Fiscal 2019 and Fiscal 2018, respectively, and $0.5 million and $0.4 million in the first nine months of Fiscal 2019 and Fiscal 2018. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. On April 17, 2018, the court issued a statement of decision in the first phase of the case, finding that the plaintiff is an "aggrieved employee" with regard to meal period and rest break claims only, and not with respect to any other violations alleged in the complaint and that she can represent other employees only with respect to meal and rest break claims. The Company intends to continue defending the matter.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information

During the nine months ended November 3, 2018 and October 28, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised primarily of the Lids retail headwear stores, the Lids Locker Room and Lids Clubhouse fan shops (operated under various trade names), licensed team merchandise departments in Macy's department stores operated under the name of Locker Room by Lids under a license agreement with Macy's and certain e-commerce operations; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, asset impairment charges and other, including major litigation, major lease terminations and trademark and goodwill impairment charges.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
November 3, 2018	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$345,702	$95,567	$173,241	$79,736	$18,757	$66	$713,069
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$345,702	$95,567	$173,241	$79,736	$18,757	$66	$713,069
Segment operating income (loss)	$25,232	$4,207	$(388)	$5,215	$(189)	$(8,048)	$26,029
Asset Impairments and other*	—	—	—	—	—	(6,558)	(6,558)
Earnings (loss) from operations	25,232	4,207	(388)	5,215	(189)	(14,606)	19,471
Other components of net periodic benefit cost	—	—	—	—	—	2	2
Interest expense	—	—	—	—	—	(984)	(984)
Interest income	—	—	—	—	—	147	147
Earnings (loss) from continuing operations before income taxes	$25,232	$4,207	$(388)	$5,215	$(189)	$(15,441)	$18,636
Total assets**	$501,281	$233,664	$369,030	$133,508	$25,319	$167,911	$1,430,713
Depreciation and amortization***	7,075	3,443	6,389	1,654	160	430	19,151
Capital expenditures	7,244	1,932	4,252	2,384	28	242	16,082

*Asset Impairments and other charge includes a $5.7 million charge for trademark impairment for Lids Sports Group, $1.5 million charge for asset impairments, which includes $0.8 million for Lids Sports Group, $0.6 million for Schuh Group and $0.1 million for Journeys Group, and a $0.2 million charge for hurricane losses, partially offset by a $(0.9) million gain related to Hurricane Maria.

**Total assets for the Schuh Group and Journeys Group include $82.6 million and $9.8 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $7.3 million and $0.6 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $361.9 million of property and equipment, $48.3 million and $20.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $19.1 million in depreciation expense for the three months ended November 3, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Three Months Ended
October 28, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$333,506	101,489	$181,347	$74,132	$26,208	$77	$716,759
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$333,506	$101,489	$181,347	$74,132	$26,208	$77	$716,759
Segment operating income (loss)	$24,283	$7,054	$1,991	$5,287	$1,153	$(8,489)	$31,279
Goodwill impairment*	—	—	—	—	—	(182,211)	(182,211)
Asset Impairments and other**	—	—	—	—	—	(1,446)	(1,446)
Earnings (loss) from operations	24,283	7,054	1,991	5,287	1,153	(192,146)	(152,378)
Other components of net periodic benefit cost	—	—	—	—	—	(21)	(21)
Interest expense	—	—	—	—	—	(1,454)	(1,454)
Interest income	—	—	—	—	—	(3)	(3)
Earnings (loss) from continuing operations before income taxes	$24,283	$7,054	$1,991	$5,287	$1,153	$(193,624)	$(153,856)
Total assets***	$524,563	248,336	$396,877	$128,651	$34,817	$165,239	$1,498,483
Depreciation and amortization****	6,385	3,443	6,609	1,565	166	816	18,984
Capital expenditures	21,772	2,124	8,438	1,929	227	2,237	36,727

*Goodwill impairment charge of $182.2 million relates to Lids Sports Group.

**Asset Impairments and other charge includes a $0.9 million charge for losses related to Hurricane Maria and a $0.5 million charge for asset impairments, which includes $0.2 million each for Journeys Group and Lids Sports Group and $0.1 million for Schuh Group.

***Total assets for the Schuh Group and Journeys Group include $83.4 million and $10.0 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group increased by $3.7 million and $0.2 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $378.5 million of property and equipment, $54.3 million and $21.4 million relate to property and equipment in the United Kingdom and Canada, respectively.

****Includes $18.9 million in depreciation expense for the three months ended October 28, 2017.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
November 3, 2018	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$956,839	$273,992	$498,858	$223,861	$58,161	$212	$2,011,923
Intercompany Sales	—	—	—	—	(3)	—	(3)
Net sales to external customers	$956,839	$273,992	$498,858	$223,861	$58,158	$212	$2,011,920
Segment operating income (loss)	$46,530	$(360)	$(4,598)	$11,149	$(279)	$(24,309)	$28,133
Asset Impairments and other*	—	—	—	—	—	(9,149)	(9,149)
Earnings (loss) from operations	46,530	(360)	(4,598)	11,149	(279)	(33,458)	18,984
Other components of net periodic benefit cost	—	—	—	—	—	(17)	(17)
Interest expense	—	—	—	—	—	(3,144)	(3,144)
Interest income	—	—	—	—	—	176	176
Earnings (loss) from continuing operations before income taxes	$46,530	$(360)	$(4,598)	$11,149	$(279)	$(36,443)	$15,999
Total assets**	$501,281	$233,664	$369,030	$133,508	$25,319	$167,911	$1,430,713
Depreciation and amortization***	20,756	10,903	19,641	4,814	476	1,479	58,069
Capital expenditures	21,640	5,907	12,978	5,352	109	1,222	47,208

*Asset Impairments and other charge includes a $5.7 million charge for trademark impairment for Lids Sports Group, $3.7 million charge for asset impairments, which includes $0.6 million for Journeys Group, $1.7 million for Lids Sports Group and $1.4 million for Schuh Group, a $1.0 million charge for legal and other matters and $0.2 million for hurricane losses, partially offset by a $(1.5) million gain related to Hurricane Maria.

**Total assets for the Schuh Group and Journeys Group include $82.6 million and $9.8 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $7.3 million and $0.6 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $361.9 million of property and equipment, $48.3 million and $20.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

***Includes $57.9 million in depreciation expense for the nine months ended November 3, 2018.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Business Segment Information, Continued

Nine Months Ended
October 28, 2017	Journeys Group	Schuh Group	Lids Sports Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	876,578	275,570	538,478	211,785	73,915	307	$1,976,633
Intercompany Sales	—	—	—	—	—	—	—
Net sales to external customers	$876,578	$275,570	$538,478	$211,785	$73,915	$307	$1,976,633
Segment operating income (loss)	29,561	10,905	3,245	10,654	2,377	(24,446)	$32,296
Goodwill impairment*	—	—	—	—	—	(182,211)	(182,211)
Asset Impairments and other**	—	—	—	—	—	(1,623)	(1,623)
Earnings (loss) from operations	29,561	10,905	3,245	10,654	2,377	(208,280)	(151,538)
Other components of net periodic benefit cost	—	—	—	—	—	(77)	(77)
Interest expense	—	—	—	—	—	(3,883)	(3,883)
Interest income	—	—	—	—	—	—	—
Earnings (loss) from continuing operations before income taxes	$29,561	$10,905	$3,245	$10,654	$2,377	$(212,240)	$(155,498)
Total assets***	524,563	248,336	396,877	128,651	34,817	165,239	$1,498,483
Depreciation and amortization****	19,208	10,190	20,278	4,709	503	2,642	57,530
Capital expenditures	65,623	7,555	23,410	4,440	388	2,647	104,063

*Goodwill impairment charge of $182.2 million relates Lids Sports Group.

**Asset Impairments and other charge includes a $0.9 million charge for losses related to Hurricane Maria and a $0.7 million charge for asset impairments, which includes $0.3 million each for Journeys Group and Lids Sports Group and $0.1 million for Schuh Group.

***Total assets for Schuh Group and Journeys Group include $83.4 million and $10.0 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group increased by $3.7 million and $0.2 million, respectively, from January 28, 2017, due to foreign currency translation adjustments. Of the Company's $378.5 million of property and equipment, $54.3 million and $21.4 million relate to property and equipment in the United Kingdom and Canada, respectively.

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

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The Company's ability to complete the sale of the Lids Sports Group business on acceptable terms and the timing of any sale transaction.

•	The imposition of tariffs on imported products.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products.

•
The effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	Ability to attract and retain employees and costs associated with wage pressure in connection with a full employment environment in the U.S and the U.K.

•	Weakness in the consumer economy and retail industry for the products we sell.

•	Competition in the Company's markets, including online and including competition from some of the Company's vendors in both the licensed sports and branded footwear markets.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,325 retail accounts in the United States, including a number of leading department, discount, and specialty stores. The Company’s business also includes Lids Sports Group, which operates (i) headwear and accessory stores under the Lids® name and other names in the U.S., Puerto Rico and Canada, (ii) the Lids Locker Room and Lids Clubhouse businesses, consisting of sports-oriented fan shops featuring a broad array of licensed merchandise such as apparel, hats and accessories, sports decor and novelty products, operating under various trade names, (iii) licensed team merchandise departments in Macy's department stores operated under the name Locker Room by Lids and on macys.com under a license agreement with Macy's, and (iv) e-commerce operations. Including both the footwear businesses and the Lids Sports business, at November 3, 2018, the Company operated 2,653 retail stores and leased departments in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During the nine months ended November 3, 2018 and October 28, 2017, the Company operated five reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Lids Sports Group, comprised as described in the preceding paragraph; (iv) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (v) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,100 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,825 square feet. With the 41 Little Burgundy stores, Journeys Group now operates 87 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce operations.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear and accessories along with a meaningful private label offering primarily for 15 to 30 year old men and women. The stores, which average approximately 4,875 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. The Schuh Group also sells footwear and accessories through e-commerce operations.

The Lids Sports Group includes stores and kiosks, primarily under the Lids banner, that sell licensed and branded headwear to men and women primarily in the early-teens to mid-20's age group. The Lids store locations average approximately 900 square feet and are primarily in malls, airports, street-level stores and factory outlet centers throughout the United States, Puerto Rico and Canada. The Lids Sports Group also operates Lids Locker Room and Lids Clubhouse stores under a number of trade names, selling licensed sports headwear, apparel and accessories to sports fans of all ages in locations averaging approximately 2,875 square feet in malls and other locations primarily in the United States and Canada. The Lids Sports Group operates 138 stores in Canada. The Lids Sports Group also operates Locker Room by Lids leased departments in Macy's department stores offering headwear, apparel, accessories and novelties representing an assortment of college and professional teams specific to particular Macy's department stores' geographic locations. As of November 3, 2018, the Company operated 119 Locker Room by Lids leased departments averaging approximately 650 square feet. The Lids Sports Group also sells headwear and accessories through e-commerce operations.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of November 3, 2018, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and e-commerce operations. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement expires on November 30, 2019. The Company also sells footwear under other licenses and in March 2015 entered into a license agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks. This license was terminated in January 2018.

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

More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K. Among the most important of these factors are those related to consumer demand. Conditions in the external economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. In addition, given the Company's largely fixed expense base, if comparable sales do not increase in retail stores, the Company could face deleverage of these fixed expenses. Because fashion trends influencing many of the Company's target customers can change rapidly, the Company's ability to react quickly to those changes is critical. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or lower average margins or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as unemployment and any future economic contraction and changes in tax policies, may reduce the consumer's disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company's merchandise, regardless of the Company's skill in detecting and responding to fashion trends. Similarly, consumers may choose to spend their disposable income in merchandise categories other than those the Company sells. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales decreased 0.5% to $713 million during the third quarter of Fiscal 2019 compared to $717 million for the same quarter of Fiscal 2018. The sales decrease includes approximately $20 million due to the move of a strong week of back-to-school sales which was in the third quarter last year to the second quarter this year related to last year's 53-week calendar shift. In addition, sales were impacted by lower foreign exchange rates, net store closures and lower wholesale sales, partially offset by a 4% increase in comparable sales for the quarter. Schuh Group sales decreased 6%, Lids Sports Group sales decreased 4% and Licensed Brand sales decreased 28%, while Journeys Group sales increased 4% and Johnston & Murphy sales increased 8% during the third quarter of Fiscal 2019. Gross margin as a percentage of net sales increased to 49.5% during the third quarter of Fiscal 2019, compared to 49.4% for the same period last year, reflecting increased gross margin in Lids Sports Group and Johnston & Murphy Group, partially offset by decreased margins in Journeys Group, Schuh Group and Licensed Brands. Selling and administrative expenses increased to 45.9% of net sales during the third quarter of Fiscal 2019 from 45.0% for the same quarter of Fiscal 2018, reflecting increases in expenses as a percentage of net sales including higher catalog marketing expense due to a shift in timing and higher bonus expense,in all of the Company's business units except Journeys Group and Corporate. Without these expenses, selling and administrative expenses would have decreased 1% from 45.9%. During the third quarter of Fiscal 2018, the Company performed an interim review of goodwill impairment due to a significant decline in the Company's stock price and market capitalization for a sustained period. As a result, the Company recorded a non-cash impairment charge of $182.2 million for its Lids Sports Group in the third quarter of Fiscal 2018. Earnings (loss) from operations increased as a percentage of net sales to 2.7% during the third quarter of Fiscal 2019 compared to (21.3%) in the same quarter of Fiscal 2018, reflecting the goodwill impairment charge of $182.2 million last year, partially offset by decreased earnings from operations as a percentage of net sales in all of the Company's business units, except Journeys Group, which was flat for the third quarter this year.

Significant Developments

Goodwill and Trademark Impairment
During the third quarter of Fiscal 2019, the Company identified qualitative indicators of impairment due to the underperformance of its Canadian Lids Locker Room business along with Canadian Lids Locker Room store closings and conversions to other Lids stores. In accordance with ASC 350, when indicators of impairment are present on an interim basis, the Company must assess whether it is "more likely than not" (i.e., a greater than 50% chance) that an impairment has occurred. As a result, the Company evaluated the fair value of its Canadian trademark in its Lids Sports Group during the third quarter of Fiscal 2019. The fair value of trademarks was determined based on the royalty savings approach.

Based upon the results of the analysis, the Company concluded its Canadian trademark was impaired. As a result, the Company recorded a non-cash impairment charge of $5.7 million in the third quarter of Fiscal 2019. The charge is included in asset impairments and other, net on the Condensed Consolidated Statement of Operations.

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

If this process results in a sale of all or a portion of the related assets, or the possibility for consummation of such a sale increases, the Company could be required to recognize additional asset impairment charges and asset write-downs related to trademarks and other assets of the business.

Asset Impairment and Other Charges
The Company recorded pretax charges of $6.6 million in the third quarter of Fiscal 2019, including $5.7 million for the Canadian trademark impairment in the Lids Sport Group, $1.5 million for retail store asset impairments and $0.2 million for hurricane losses, partially offset by a $(0.9) million gain related to Hurricane Maria. The Company recorded pretax charges of $9.1 million in the first nine months of Fiscal 2019, including $5.7 million for the Canadian trademark impairment in the Lids Sport Group, $3.7 million for retail store asset impairments, $1.0 million for legal and other matters and $0.2 million for hurricane losses, partially offset by a $(1.5) million gain related to Hurricane Maria.

The Company recorded pretax charges of $1.4 million in the third quarter of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.5 million for retail store asset impairments. The Company recorded pretax charges of $1.6 million in first nine months of Fiscal 2018, including $0.9 million for losses related to Hurricane Maria and $0.7 million for retail store asset impairments.

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

Results of Operations - Third Quarter Fiscal 2019 Compared to Third Quarter Fiscal 2018

The Company's net sales in the third quarter ended November 3, 2018 decreased 0.5% to $713.1 million from $716.8 million in the third quarter ended October 28, 2017. The sales decrease includes approximately $20 million due to the move of a strong week of back-to-school sales which was in the third quarter last year to the second quarter this year related to last year's 53-week calendar shift. In addition, sales were impacted by lower foreign exchange rates, net store closures and lower wholesale sales, partially offset by a 4% increase in comparable sales for the third quarter of Fiscal 2019, which included an increase of 4% in same store sales and an increase of 9% in comparable direct sales. Gross margin decreased slightly to $353.1 million in the third quarter of Fiscal 2019 from $354.0 million in the same period last year, but increased as a percentage of net sales from 49.4% to 49.5%, reflecting increased gross margin in Lids Sports Group and Johnston & Murphy Group, partially offset by decreased margins in Journeys Group, Schuh Group and Licensed Brands. Selling and administrative expenses in the third quarter of Fiscal 2019 increased 1.4%, and increased as a percentage of net sales from 45.0% to 45.9%, reflecting increased expenses as a percentage of net sales in all of the Company's business units except Journeys Group and Corporate. The increase in selling and administrative expense as a percentage of net sales reflects higher bonus accruals from the Company's better performing businesses and increased catalog marketing expense due to the shift in timing of recognizing these expenses due to the new revenue recognition standard. Without these expenses, selling and administrative expenses would have decreased 1%. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for the third quarter ended November 3, 2018 were earnings of $18.6 million compared to a loss of ($153.9) million for the third quarter ended October 28, 2017. Pretax earnings for the third quarter ended November 3, 2018 included an asset impairment and other charge of $6.6 million for a trademark impairment, retail store asset impairments and hurricane losses, partially offset by a gain related to Hurricane Maria. The pretax loss for the third quarter ended October 28, 2017 included a goodwill impairment charge of $182.2 million and an asset impairment and other charge of $1.4 million for losses related to Hurricane Maria and retail store asset impairments.

The net earnings for the third quarter ended November 3, 2018 was $14.4 million ($0.73 diluted earnings per share) compared to a net loss of ($164.8) million ($8.56 diluted loss per share) for the third quarter ended October 28, 2017. The Company recorded an effective income tax rate of 22.1% and (7.1%) in the third quarter of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the third quarter of Fiscal 2019 benefitted from the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and a favorable return to provision adjustment of $0.3 million. The tax rate for the third quarter of Fiscal 2018 was impacted by the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in the third quarter of Fiscal 2018.

Journeys Group

	Three Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$345,702	$333,506	3.7%
Earnings from operations	$25,232	$24,283	3.9%
Operating margin	7.3%	7.3%

Net sales from Journeys Group increased 3.7% to $345.7 million for the third quarter ended November 3, 2018, compared to $333.5 million for the same period last year. The increase reflects a 9% increase in comparable sales, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four) and a shift of approximately $20 million in sales out of the third quarter this year because Fiscal 2018 was a 53-week year. The comparable sales increase reflected a 3% increase in the average price per pair of shoes and a 5% increase in footwear unit sales. Journeys Group operated 1,219 stores at the end of the third quarter of Fiscal 2019, including 243 Journeys Kidz stores, 46 Journeys stores in Canada and 41 Little Burgundy stores in Canada, compared to 1,237 stores at the end of the third quarter last year, including 246 Journeys Kidz stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group earnings from operations increased 3.9% to $25.2 million for the third quarter ended November 3, 2018 compared to $24.3 million for the third quarter ended October 28, 2017. The increase in earnings from operations for Journeys Group was due to (i) increased net sales and (ii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs and selling salaries, partially offset by increased bonus expense and increased catalog marketing expense due to the shift in timing. Gross margin for Journeys Group decreased slightly as a percentage of net sales due primarily to higher distribution center bonuses and depreciation expense.

Schuh Group

	Three Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$95,567	$101,489	(5.8)%
Earnings from operations	$4,207	$7,054	(40.4)%
Operating margin	4.4%	7.0%

Net sales from Schuh Group decreased 5.8% to $95.6 million for the third quarter ended November 3, 2018, compared to $101.5 million for the third quarter ended October 28, 2017. The decrease reflects a 4% decrease in comparable sales and a $1.4 million decrease due to decreases in foreign exchange rates this year, partially offset by a 3% increase in the average number of Schuh stores operated during the quarter. Schuh Group operated 134 stores at the end of the third quarter of Fiscal 2019, compared to 132 stores at the end of the third quarter of Fiscal 2018.

Schuh Group earnings from operations decreased 40.4% to $4.2 million for the third quarter ended November 3, 2018 compared to $7.1 million for the third quarter ended October 28, 2017. The decrease in earnings this year reflects decreased gross margin as a percentage of net sales, reflecting less full-price selling and increased promotional activity, and increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter, partially offset by decreased bonus expense. In addition, Schuh Group's earnings were impacted less than $0.1 million due to changes in foreign exchange rates this year compared to the same period last year.

Lids Sports Group

	Three Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$173,241	$181,347	(4.5)%
Earnings (Loss) from operations	$(388)	$1,991	NM
Operating margin	(0.2)%	1.1%

Net sales from Lids Sports Group decreased 4.5% to $173.2 million for the third quarter ended November 3, 2018, compared to $181.3 million for the same period last year. The decrease reflects primarily a comparable sales decrease of 2% and a 5% decrease in the average number of Lids Sports Group stores operated, excluding leased departments, in the third quarter of Fiscal 2019. Comparable sales reflects a an average price decrease of 2%, while comparable store hat and apparel units sold increased 1% for the third quarter of Fiscal 2019. Lids Sports Group operated 1,116 stores at the end of the third quarter of Fiscal 2019, including 112 Lids stores in Canada, 168 Lids Locker Room and Clubhouse stores, which includes 26 Locker Room stores in Canada, and 119 Locker Room by Lids leased departments in Macy's, compared to 1,177 stores at the end of the third quarter last year, including 113 Lids stores in Canada, 190 Lids Locker Room and Clubhouse stores, which includes 29 Locker Room stores in Canada, and 123 Locker Room by Lids leased departments in Macy's.

Lids Sports Group earnings (loss) from operations decreased to a loss of $(0.4) million for the third quarter ended November 3, 2018 compared to earnings of $2.0 million for the third quarter ended October 28, 2017. The decrease was due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the quarter, particularly selling salaries and marketing expenses, and a reversal of previously accrued bonus expense last year, partially offset by decreased rent expense. The Group's gross margin increased slightly for the quarter reflecting increased purchase discounts, partially offset by higher shipping and warehouse expense.

Johnston & Murphy Group

	Three Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$79,736	$74,132	7.6%
Earnings from operations	$5,215	$5,287	(1.4)%
Operating margin	6.5%	7.1%

Johnston & Murphy Group net sales increased 7.6% to $79.7 million for the third quarter ended November 3, 2018 from $74.1 million for the third quarter ended October 28, 2017, reflecting primarily a 10% increase in comparable sales and a 3% increase in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 5% decrease in Johnston & Murphy Group wholesale sales. In addition, the Group's sales increased approximately $2 million due to the shift of a week into the second quarter due to the 53-week calendar shift. Unit sales for the Johnston & Murphy wholesale business decreased 4% in the third quarter of Fiscal 2019 and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 69.4% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2019, up from 65.3% in the third quarter last year. Comparable sales reflected a 12% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 1%. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2019 was 184 stores, including eight stores in Canada, compared to 181 stores, including seven stores in Canada, at the end of the third quarter of Fiscal 2018.

Johnston & Murphy Group earnings from operations for the third quarter ended November 3, 2018 decreased 1.4% to $5.2 million compared to $5.3 million for the same period last year. The decrease was primarily due to increased expenses as a percentage of net sales primarily due to increased catalog marketing and bonus expenses, partially offset by decreased rent expense. The impact of the new revenue recognition standard, discussed in Note 1 to the Condensed Consolidated Financial Statements resulted in an increase of $0.7 million in direct-mail catalog marketing costs due largely to a shift in timing. The Group's gross margin increased for the quarter primarily due to a mix of more retail sales which carry higher margins.

Licensed Brands

	Three Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$18,757	$26,208	(28.4)%
Earnings (loss) from operations	$(189)	$1,153	NM
Operating margin	(1.0)%	4.4%

Licensed Brands' net sales decreased 28.4% to $18.8 million for the third quarter ended November 3, 2018, from $26.2 million for the same period last year, reflecting primarily decreased sales of Dockers Footwear and small footwear licenses that were terminated. Unit sales for Dockers footwear decreased 24% for the third quarter of Fiscal 2019, while the average price per pair of Dockers shoes increased 2% compared to the same period last year.

Licensed Brands' earnings (loss) from operations decreased to a loss of ($0.2) million for the third quarter of Fiscal 2019 compared to earnings of $1.2 million for the third quarter of Fiscal 2018, due primarily to (i) decreased net sales causing a loss of leverage in expenses, (ii) decreased gross margin as a percentage of net sales due to higher margin reductions due to inventory clearance activity and (iii) increased expenses as a percentage of net sales primarily from increased bonus, compensation, credit card, shipping and freight expenses, partially offset by decreased royalty and marketing expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended November 3, 2018 was $14.6 million compared to $9.9 million, excluding the $182.2 million goodwill impairment charge, for the third quarter ended October 28, 2017. Corporate expense in the third quarter of Fiscal 2019 included $6.6 million in asset impairment and other charges for a trademark impairment, retail store asset impairments and hurricane losses, partially offset by a gain related to Hurricane Maria. Corporate expense in the third quarter of Fiscal 2018 included $1.4 million in asset impairment and other charges for hurricane losses and retail store asset impairments. Corporate expenses decreased 5%, excluding asset impairment and other charges, reflecting decreased corporate staff and other expenses.

Net interest expense decreased 42.6% from $1.5 million in the third quarter of Fiscal 2018 to $0.8 million for the third quarter of Fiscal 2019 resulting from decreased average revolver borrowings in the third quarter this year.

Results of Operations - Nine Months Fiscal 2019 Compared to Fiscal 2018

The Company's net sales in the first nine months ended November 3, 2018 increased 1.8% to $2.012 billion from $1.977 billion in the first nine months ended October 28, 2017, reflecting increased net sales in Journeys Group and Johnston & Murphy Group, partially offset by decreased sales in Schuh Group, Lids Sports Group and Licensed Brands. Excluding the impact of exchange rates, net sales would have increased 1%. The sales increase reflects approximately $13 million in sales due to the calendar shift because Fiscal 2018 was a 53-week year. Comparable sales increased 2% for the first nine months of Fiscal 2019, which included an increase of 1% in same store sales and an increase of 9% in comparable direct sales. In addition, sales were impacted by net store closures and lower wholesale sales. Gross margin increased 1.7% to $996.4 million in the first nine months of Fiscal 2019 from $979.4 million in the same period last year and was flat as a percentage of net sales at 49.5%, reflecting decreased gross margin as a percentage of sales in Journeys Group and Schuh Group, offset by increased gross margin as a percentage of sales in Lids Sports Group, Johnston & Murphy Group and Licensed Brands. Selling and administrative expenses in the first nine months of Fiscal 2019 increased 2.2% and increased as a percentage of net sales from 47.9% to 48.1%, reflecting increased expenses as a percentage of net sales in Schuh Group, Lids Sports Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales in Journeys Group and Corporate for the nine months. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax earnings (loss) for the first nine months ended November 3, 2018 was $16.0 million compared to a loss of ($155.5) million for the first nine months ended October 28, 2017. Pretax earnings for the first nine months ended November 3, 2018 included an asset impairment and other charge of $9.1 million for a trademark impairment, retail store asset impairments, legal and other matters and hurricane losses, partially offset by a gain related to Hurricane Maria. The pretax loss for the first nine months ended October 28, 2017 included a goodwill impairment charge of $182.2 million and an asset impairment and other charge of $1.6 million for hurricane losses and retail store asset impairments.

Net earnings for the first nine months ended November 3, 2018 was $12.0 million ($0.62 diluted earnings per share) compared to a net loss of ($167.9) million ($8.74 diluted loss per share) for the first nine months ended October 28, 2017. The Company recorded an effective income tax rate of 22.6% and (7.8)% in the first nine months of Fiscal 2019 and Fiscal 2018, respectively. The tax rate for the first nine months of Fiscal 2019 was higher due to the non-deductibility of $107.6 million of the $182.2 million of goodwill impairment charge in Fiscal 2018 and the inability to recognize a tax benefit for certain overseas losses, partially offset by the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017 and tax credits related to wages paid to employees impacted by the hurricanes in Fiscal 2018. The tax rates for the first nine months of Fiscal 2019 and Fiscal 2018 were also impacted by $0.5 million and $2.2 million, respectively, of tax expense due to the impact of ASU 2016-09 related to the vesting of restricted stock grants. In addition, the tax rates for Fiscal 2019 and Fiscal 2018 were favorably impacted by a return to provision adjustment of $0.3 million and $0.5 million, respectively.

Journeys Group

	Nine Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$956,839	$876,578	9.2%
Earnings from operations	$46,530	$29,561	57.4%
Operating margin	4.9%	3.4%

Net sales from Journeys Group increased 9.2% to $956.8 million for the first nine months ended November 3, 2018, compared to $876.6 million for the same period last year. The increase reflects an 8% increase in comparable sales and approximately $6 million in sales due to the calendar shift because Fiscal 2018 was a 53-week year, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the nine months and the last day of each fiscal month during the nine months divided by ten). The comparable sales increase reflected a 2% increase in the average price per pair of shoes and a 7% increase in footwear unit sales.

Journeys Group earnings from operations increased 57.4% to $46.5 million for the first nine months ended November 3, 2018 compared to $29.6 million for the first nine months ended October 28, 2017. The increase in earnings from operations for Journeys Group was due to (i) increased net sales and (ii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs, selling salaries and depreciation, partially offset by increased bonus expenses. Gross margin for Journeys Group decreased as a percentage of net sales for the first nine months of Fiscal 2019 due primarily to increased shipping and warehouse expense, partially offset by decreased markdowns.

Schuh Group

	Nine Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$273,992	$275,570	(0.6)%
Earnings (loss) from operations	$(360)	$10,905	NM
Operating margin	(0.1)%	4.0%

Net sales from Schuh Group decreased 0.6% to $274.0 million for the first nine months ended November 3, 2018, compared to $275.6 million for the first nine months ended October 28, 2017. The decrease reflects a comparable sales decrease of 8%, partially offset by a sales increase of $10.2 million due to changes in foreign exchange rates this year and a 4% increase in the average number of Schuh stores operated. Schuh Group sales also benefitted approximately $2.2 million from the calendar shift due to Fiscal 2018 being a 53-week year.

Schuh Group earnings (loss) from operations decreased to a loss of ($0.4) million for the first nine months ended November 3, 2018 compared to earnings of $10.9 million for the first nine months ended October 28, 2017. The decrease in earnings this year reflects (i) decreased gross margin as a percentage of net sales, reflecting increased promotional activity, and (ii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the first nine months, particularly occupancy related costs, selling salaries and compensation expense, partially offset by decreased bonus expense. In addition, Schuh Group's loss increased $0.6 million due to changes in foreign exchange rates this year compared to the same period last year.

Lids Sports Group

	Nine Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$498,858	$538,478	(7.4)%
Earnings (loss) from operations	$(4,598)	$3,245	NM
Operating margin	(0.9)%	0.6%

Net sales from Lids Sports Group decreased 7.4% to $498.9 million for the first nine months ended November 3, 2018, compared to $538.5 million for the same period last year. The decrease reflects primarily a comparable sales decrease of 5% and a decrease of 5% in the average number of Lids Sports Group stores operated, excluding leased departments, in the first nine months of Fiscal 2019. Lids Sports Group sales benefitted $3.2 million due to the calendar shift because Fiscal 2018 was a 53-week year. Comparable sales reflects a 6% decrease in comparable store hat and apparel units sold, while the average price increased 2% for the first nine months of Fiscal 2019.

Lids Sports Group earnings (loss) from operations decreased to a loss of ($4.6) million for the first nine months ended November 3, 2018 compared to earnings of $3.2 million for the first nine months ended October 28, 2017. The decrease was due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales reflecting the inability to leverage expenses due to the negative comparable sales for the nine months, particularly selling salaries, marketing expenses and a reversal of previously accrued bonus expense last year. The Group's gross margin increased slightly as a percentage of net sales for the first nine months of Fiscal 2019 reflecting decreased promotional activity, partially offset by higher shipping and warehouse expense.

Johnston & Murphy Group

	Nine Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$223,861	$211,785	5.7%
Earnings from operations	$11,149	$10,654	4.6%
Operating margin	5.0%	5.0%

Johnston & Murphy Group net sales increased 5.7% to $223.9 million for the first nine months ended November 3, 2018 from $211.8 million for the first nine months ended October 28, 2017, reflecting primarily an 8% increase in comparable sales and a 2% increase in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 5% decrease in Johnston & Murphy Group wholesale sales. Unit sales for the Johnston & Murphy wholesale business decreased 4% in the first nine months of Fiscal 2019 and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 71.5% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2019, up from 68.4% in the first nine months last year. Comparable sales reflected an 8% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations remained flat.

Johnston & Murphy Group earnings from operations for the first nine months ended November 3, 2018 increased 4.6% to $11.1 million compared to $10.7 million for the same period last year. The increase was primarily due to (i) increased net sales and (ii) increased gross margin as percentage of net sales, due primarily to a mix of more retail sales which carry higher margins. Expenses as a percentage of net sales increased for the first nine months of Fiscal 2019 primarily due to increased bonus expenses, partially offset by decreased marketing and occupancy expenses.

Licensed Brands

	Nine Months Ended
	November 3, 2018	October 28, 2017	% Change
	(dollars in thousands)
Net sales	$58,158	$73,915	(21.3)%
Earnings (loss) from operations	$(279)	$2,377	NM
Operating margin	(0.5)%	3.2%

Licensed Brands' net sales decreased 21.3% to $58.2 million for the first nine months ended November 3, 2018, from $73.9 million for the same period last year, reflecting primarily decreased sales of Dockers Footwear. Unit sales for Dockers footwear decreased 23% for the first nine months of Fiscal 2019, while the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands earnings (loss) from operations decreased to a loss of ($0.3) million for the first nine months of Fiscal 2019 compared to earnings of $2.4 million for the first nine months of Fiscal 2018, due primarily to (i) decreased net sales, and (ii) increased expenses as a percentage of net sales primarily due to increased compensation, bonus, freight and other expenses, partially offset by decreased royalty and marketing expenses. Licensed Brands' gross margin increased for the first nine months of Fiscal 2019 primarily due to higher initial margins.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended November 3, 2018 was $33.5 million compared to $26.1 million, excluding the $182.2 million goodwill impairment charge, for the first nine months ended October 28, 2017. Corporate expense in the first nine months of Fiscal 2019 included $9.1 million in asset impairment and other charges for a trademark impairment, retail store asset impairments, legal and other matters and hurricane losses, partially offset by a gain related to Hurricane Maria. Corporate expense in the first nine months of Fiscal 2018 included $1.6 million in asset impairment and other charges for hurricane losses and retail store asset impairments. Corporate expenses decreased 1%, excluding asset impairment and other charges, reflecting decreased corporate staff expenses and bank fees, partially offset by increased professional fees.

Net interest expense decreased 23.6% from $3.9 million in the first nine months of Fiscal 2018 to $3.0 million for the first nine months of Fiscal 2019 resulting primarily from decreased average revolver borrowings in the first nine months of this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 3, 2018	February 3, 2018	October 28, 2017
	(dollars in millions)
Cash and cash equivalents	$53.4	$39.9	$50.7
Working capital	$470.8	$438.0	$495.8
Long-term debt (including current portion)	$81.8	$88.4	$223.6

Working Capital

The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Nine Months Ended
			Increase
(dollars in millions)	November 3, 2018	October 28, 2017	(Decrease)
Net cash provided by (used in) operating activities	$58.3	$(12.6)	$70.9
Net cash used in investing activities	(45.4)	(103.8)	58.4
Net cash provided by financing activities	1.4	118.0	(116.6)
Effect of foreign exchange rate fluctuations on cash	(0.8)	0.8	(1.6)
Increase in cash and cash equivalents	$13.5	$2.4	$11.1

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by (used in) operating activities was $70.9 million higher for the nine months ended November 3, 2018 compared to the same period last year, primarily reflecting the following factors:

•	a $33.3 million increase in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix;

•	a $26.4 million increase in cash flow from changes in deferred taxes reflecting the non-deductibility of $107.6 million of the $182.2 million goodwill impairment in Fiscal 2018; and

•	a $4.7 million increase in cash flow from changes in prepaids and other current assets primarily reflecting changes in prepaid taxes and the change in prepaid catalog expense in the prior year.

Cash used in investing activities was $58.4 million lower for the nine months ended November 3, 2018 primarily reflecting decreased capital expenditures. The Company expects capital expenditures of approximately $60 million for Fiscal 2019.

Cash provided by financing activities was $116.6 million lower for the nine months ended November 3, 2018 reflecting decreased revolver borrowings and no share repurchases in the first nine months this year compared to the same period last year.

Changes in inventory and accounts receivable
The $130.5 million increase in inventories at November 3, 2018 from February 3, 2018 levels reflected seasonal increases in retail inventory, partially offset by seasonal decreases in Johnston & Murphy and Licensed Brands and wholesale inventory and the impact of winding down the inventory of a small footwear license.

Accounts receivable at November 3, 2018 increased by $8.2 million compared to February 3, 2018, due primarily to seasonal sales increases in the Company's wholesale businesses.

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

There were $9.3 million in UK term loans and $14.7 million in UK revolver loans outstanding at November 3, 2018. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at November 3, 2018. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.
The Company's revolving credit borrowings averaged $60.7 million during the nine months ended November 3, 2018 and $129.0 million during the nine months ended October 28, 2017, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures for the first nine months each year and stock repurchases for the first nine months of Fiscal 2018. The borrowings outstanding during the first nine months of Fiscal 2019 reflect funds borrowed to fund working capital requirements.
There were $11.4 million of letters of credit outstanding and $57.8 million of revolver borrowings outstanding, including $13.7 million (£10.6 million) related to Genesco (UK) Limited and $44.1 million (C$57.8 million) related to GCO Canada, under the Credit Facility at November 3, 2018. The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $25.0 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $25.0 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $330.7 million at November 3, 2018. Because Excess Availability exceeded $25.0 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at November 3, 2018.
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

The Company's contractual obligations at November 3, 2018 decreased approximately 8% compared to February 3, 2018 due to decreases in long-term debt, operating leases and purchase obligations.

Capital Expenditures
Total capital expenditures in Fiscal 2019 are expected to be approximately $60 million. These include retail capital expenditures of approximately $38 million to open approximately 12 Journeys stores, ten Journeys Kidz stores, three Little Burgundy stores in Canada, six Schuh stores, four Johnston & Murphy shops and factory stores and 19 Lids Sports Group stores, including 12 Lids stores, with five stores in Canada, one Lids Locker Room store and six Locker Room by Lids leased departments and to complete approximately 148 major store renovations. The Company also expects to spend approximately $22 million on other initiatives, including omni-channel, IT and distribution centers.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2019. The approximately $0.5 million of costs associated with discontinued operations that are expected to be paid during the next twelve months are expected to be funded from cash on hand, cash generated from operations and borrowings under the Credit Facility.

The Company had total available cash and cash equivalents of $53.4 million, $39.9 million and $50.7 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively, of which approximately $11.3 million, $21.2 million and $4.4 million was held by the Company's foreign subsidiaries as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were $17.0 million in cash equivalents at November 3, 2018 and no cash equivalents included in cash and cash equivalents at February 3, 2018 and October 28, 2017. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less and are classified as Level 1.

Common Stock Repurchases
The Company did not repurchase any shares of common stock under the share repurchase program during the nine months ended October 28, 2018 and repurchased 275,300 shares of common stock during the nine months ended October 28, 2017 for $16.2 million. The Company has $24.0 million remaining under its current $100.0 million share repurchase authorization.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 8 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.1 million for the third quarters of Fiscal 2019 and 2018, respectively, and $0.5 million and $0.4 million in the first nine months of Fiscal 2019 and Fiscal 2018, respectively. These charges are included in provision for discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $9.3 million of outstanding U.K. term loans at a weighted average interest rate of 3.32% as of November 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $9.3 million term loans. The Company has $14.7 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.71% as of November 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $14.7 million revolver borrowings. The Company has $57.8 million of outstanding revolver borrowings at a weighted average interest rate of 3.01% as of November 3, 2018. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $57.8 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at November 3, 2018. As a result, the Company considers the interest rate market risk implicit in these investments at November 3, 2018 to be low.

Accounts Receivable - The Company's accounts receivable balance at November 3, 2018 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In its footwear wholesale businesses, one customer accounted for 19%, one customer accounted for 8% and one customer accounted for 7%, while no other customer accounted for more than 6%, of the Company's total trade receivables balance as of November 3, 2018. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first nine months of Fiscal 2019 were positively impacted by $10.2 million due to changes in foreign exchange rates and Schuh Group's loss from operations were negatively impacted by $0.6 million.

Summary - Based on the Company's overall market interest rate exposure at November 3, 2018, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2019 would not be material.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the nine months ended November 3, 2018 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Based on their evaluation as of November 3, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except for the following:

The imposition of tariffs on our products could adversely affect our business.

Recent statements by the current presidential administration have introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the United States and other countries. We source a significant portion of our merchandise from manufacturers located outside the United States, primarily in China. The United States recently announced the imposition of tariffs on certain products imported into the U.S. from China, including hats.  The imposition of tariffs on imported products could result in an increase in prices for those products. In addition, the tariffs could also increase the costs of our U.S. suppliers, causing our U.S. suppliers to also increase the costs of their products. While it is too early to predict how the recently enacted tariffs will impact our business, the imposition of these tariffs and any additional tariffs that may be imposed on other items imported by us or our suppliers from China could require us to increase prices to our customers.  If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our business. The imposition of tariffs by the United States also has resulted in the adoption of tariffs by China and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy.  These recently enacted tariffs and any additional developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity.

Item 6. Exhibits

Exhibit Index

(10.1)	Amendment No. 8 to Trademark License Agreement dated November 13, 2018, between Levi Strauss & Co. and Genesco Inc.*

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Portions of this Exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
Senior Vice President - Finance and
Chief Financial Officer
Date: December 13, 2018