Form 10-K
period 2019-02-02
GENESCO INC
filed 2019-04-03
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 4, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $837,000,000. The market value calculation was determined using a per share price of $41.45, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 15, 2019, 18,348,828 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 27, 2019 annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco" or the “Company”), incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2019 of $2.2 billion. During Fiscal 2019, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company, G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018, and other brands. On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in "(Loss) earnings from discontinued operations, net" in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities as of February 3, 2018 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Unless otherwise noted, the discussion that follows relates to continuing operations.
At February 2, 2019, the Company operated 1,512 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 95 footwear stores in Canada and 136 footwear stores in the United Kingdom, the Republic of Ireland and Germany. At February 2, 2019, Journeys Group operated 1,193 stores, Schuh Group operated 136 stores and Johnston & Murphy Group operated 183 retail shops and factory stores. The Company currently plans to open a total of approximately 31 new retail stores and to close approximately 40 retail stores in Fiscal 2020.
The following table sets forth certain additional information concerning the Company’s retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Retail Stores
Beginning of year	1,435	1,460	1,520	1,554	1,535
Opened during year	55	54	66	59	36
Acquired during year	—	37	—	—	—
Closed during year	(30)	(31)	(32)	(78)	(59)
End of year	1,460	1,520	1,554	1,535	1,512

The Company also sources, designs, markets and distributes footwear under its own Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand and other brands that the Company licenses for footwear to over 1,250 retail accounts in the United States, including a number of leading department, discount, and specialty stores.
Shorthand references to fiscal years (e.g., “Fiscal 2019”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 2, 2019). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1. This report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Segments
Journeys Group
The Journeys Group segment, including Journeys, Journeys Kidz and Little Burgundy retail stores, e-commerce and catalog operations, accounted for approximately 65% of the Company’s net sales in Fiscal 2019. Fiscal 2019 comparable sales, including both store and direct sales, increased 8% from Fiscal 2018.
At February 2, 2019, Journeys Group operated 1,193 stores, including 913 Journeys stores, 239 Journeys Kidz stores and 41 Little Burgundy stores averaging approximately 1,975 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca, and littleburgundyshoes.com.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children ages five to 12. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. In Fiscal 2019, the Journeys Group closed a net of 27 stores, and currently has plans to close a net of seven stores in Fiscal 2020.
Schuh Group
The Schuh Group segment, including e-commerce operations, accounted for approximately 18% of the Company’s net sales in Fiscal 2019. For Fiscal 2019 comparable sales, including both store and direct sales, decreased 8%.
Schuh stores target men and women in the 16 to 24 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At February 2, 2019, Schuh Group operated 136 Schuh stores, averaging approximately 4,875 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland and mall locations in Germany. Schuh Group's e-commerce website is schuh.co.uk. Schuh Group opened two net new stores in Fiscal 2019 and currently plans to close a net of five Schuh stores in Fiscal 2020.
Johnston & Murphy Group
The Johnston & Murphy Group segment, including retail stores, e-commerce and catalog operations and wholesale distribution, accounted for approximately 14% of the Company’s net sales in Fiscal 2019. Comparable sales for Johnston & Murphy retail operations, including both store and direct sales, increased 7% for Fiscal 2019. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 2, 2019, Johnston & Murphy operated 183 retail shops and factory stores throughout the United States and Canada averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Women’s footwear and accessories are sold in select Johnston & Murphy locations. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. The Company also sells Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. The website is johnstonmurphy.com. Footwear accounted for 63% of Johnston & Murphy retail sales in Fiscal 2019, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group added two net new shops and factory stores in Fiscal 2019 and currently plans to open three net new shops and factory stores in Fiscal 2020.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department stores, independent specialty stores and e-commerce. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories offered primarily through better independent retailers and department stores, an e-commerce website, trask.com, and catalog. Suggested retail prices for Trask footwear typically range from $195 to $495.
Licensed Brands
The Licensed Brands segment accounted for approximately 3% of the Company’s net sales in Fiscal 2019. Licensed Brands sales include footwear marketed under the Dockers® brand, for which Genesco has had the exclusive men’s footwear license in the United States since 1991. See “Licenses” below. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. The Company also sells footwear under other licenses.
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
Competition
Competition is intense in the footwear and accessory industries. The Company’s retail footwear and accessory competitors range from small, locally owned stores to regional and national department stores, discount stores, specialty chains, our vendors with their own direct-to-consumer channels and online retailers. The Company also competes with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of the Company’s competitors have resources that are not available to the Company. The Company’s success depends upon its ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere, technology, infrastructure and speed of delivery to support e-commerce and the ability to offer relevant products.
Licenses
The Company owns its Johnston & Murphy® and H.S. Trask® brands and owns or licenses the trade names of its retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting the Company the exclusive right to sell men’s footwear under the trademark in the United States, Canada and Mexico and in certain other Latin American countries. The Dockers license agreement's current term expires on November 30, 2019. Net sales of Dockers products were approximately $56 million in Fiscal 2019 and approximately $70 million in Fiscal 2018. The Company licenses certain of its footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2019.

Wholesale Backlog
Most of the orders in the Company’s wholesale divisions are for delivery within 150 days. Because most of the Company’s business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of March 2, 2019, the Company’s wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $28.8 million, compared to approximately $34.3 million on March 3, 2018. The backlog is somewhat seasonal, reaching a peak in the Spring. The Company maintains in-stock programs for selected product lines with anticipated high volume sales.
Employees
Genesco had approximately 21,000 employees at February 2, 2019, approximately 150 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 15,225 of the Company’s employees were part-time at February 2, 2019.

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
The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
•general economic and industry conditions, including the risks associated with a recession in the U.S.;
•weather conditions;
•economic conditions in the United Kingdom and the uncertainty surrounding, as well as the effects of, Brexit;
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
Moreover, while the Company believes that its operating cash flows and its borrowing capacity under committed lines of credit will be adequate for its anticipated cash requirements, if the economy were to experience a renewed downturn, or if one or more of the Company’s revolving credit banks were to fail to honor its commitments under the Company’s credit lines, the Company could be required to modify its operations for decreased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to the Company.
These same factors could impact our wholesale customers, limiting their ability to buy or pay for merchandise offered by the Company.

Our business involves a degree of risk related to fashion and other extrinsic demand drivers that are beyond our control.
The majority of our businesses serve a fashion-conscious customer base and depend upon the ability of our buyers and merchandisers to react to fashion trends, to purchase inventory that reflects such trends, and to manage our inventories appropriately in view of the potential for sudden changes in fashion, consumer taste, or other drivers of demand. Failure to execute any of these activities successfully could result in adverse consequences, including lower sales, product margins, operating income and cash flows.

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

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever-changing nature of consumer preferences and market trends, a number of companies in our industry experience periods of rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development or sourcing of products that achieve market acceptance, we could experience excess inventories and higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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

A failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses may adversely affect our stock price and impact our results of operations.
A number of factors have historically affected, and will continue to affect, our comparable sales results and gross margin, including:
•consumer trends, such as less disposable income due to the impact of economic conditions and tax policies and other factors;
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
•new merchandise introductions;
•access to allocated product from our vendors;
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

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar wholesale customers who fail to successfully integrate their physical retail stores and digital retail or otherwise compete effectively in the e-commerce market may experience financial difficulties, including store closures, bankruptcies or liquidations. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

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
The retail footwear and accessory markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, as well as our own vendors who are increasingly selling direct to consumers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:
•increased operational efficiencies of competitors;
•competitive pricing strategies;
•expansion by existing competitors;
•expansion of direct-to-consumer by our vendors;
•entry by new competitors into markets in which we currently operate; and
•adoption by existing retail competitors of innovative store formats or sales methods.

Use of social media may adversely impact our reputation.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar mediums at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction. Damage to our reputation could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

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

Additionally, we have in the past decided and may in the future decide to divest assets or businesses, such as the divestiture of our Lids Sports Group business in February 2019. Following such divestitures, we may retain or incur liabilities relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations. Dispositions, such as the Lids Sports Group divestiture, may also involve our continued financial involvement in the divested business, such as through transition services agreements and guarantees. Under these arrangements, performance by the divested businesses or conditions outside our control could adversely affect our business and results of operations.

FanzzLids Holdings, LLC (together with its subsidiaries, "Fanzzlids") has agreed to assume the defense of certain lawsuits filed against the Company and/or its subsidiaries and to indemnify the Company and its subsidiaries for any losses incurred by them in connection with such lawsuits after the closing date of the sale of the Company's Lids Sports Group business. See Item 3, Legal Proceedings. The failure of Fanzzlids to indemnify the Company in connection with such assumed litigation could adversely affect our financial condition.

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

During the fourth quarter of Fiscal 2019, because the Schuh Group business has continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $11.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.4 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount.

Deterioration in the Company’s market value, whether related to the Company’s operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, could require the Company to recognize the impairment of some or all of the $93.1 million of goodwill on its Consolidated Balance Sheets at February 2, 2019, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.
Technology, Data Security and Privacy Risks
The operation of the Company’s business is heavily dependent on its information systems.
We depend on a variety of information technology systems for the efficient functioning of our business and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and potentially sensitive personal information about customers and employees. Our insurance policies may not provide coverage for security breaches and similar incidents or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We also rely on certain hardware and software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems are licensed to the Company by independent software developers. The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave the Company vulnerable to security breaches.
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
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it shifted liability for certain transactions to retailers who are not able to accept Europay,

Mastercard and Visa ("EMV") card transactions. The Company completed the implementation of EMV technology and received certification in Fiscal 2018, however future upgrades to the Company's systems could expose the Company to the fraudulent use of credit cards and increased costs, including possible fines and restrictions on the Company's ability to accept payments by credit or debit cards, if the Company were not to receive recertification. Because we accept debit and credit cards for payment, we are also subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. Additionally, we have implemented technology in our stores to allow for the acceptance of EMV credit transactions and point-to-point encryption. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even if we comply with PCI DSS standards and offer EMV and point-to-point encryption technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

In addition, the Payment Card Industry is controlled by a limited number of vendors who have the ability to impose changes in the Payment Card Industry’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI DSS, and cause us to incur significant unanticipated expenses.
A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar cybersecurity breach to the computer networks and systems of our third-party vendors and partners, including those that are "cloud"-based, over which we have no control, may occur, and could lead to a material disruption of our computer network and/or the areas of our business that are dependent on the support, services and other products provided by our third-party vendors and partners. Our computer networks and our business may be adversely affected by such a breach of our third-party vendors and partners, which could result in a decrease in our e-commerce sales and/or a loss of information valuable to our business, including, without limitation, personally identifiable information of customers or employees. Such a cyber-incident could result in any of the following:
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

We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business ranging from product design and testing, production, forecasting, ordering, transportation, sales and distribution, invoicing and accounts receivable management, quick response replenishment, point of sale support to financial management reporting functions.  In addition, we have multiple e-commerce websites.  Given the nature of our business and the significant number of transactions in which we engage on an annual basis, it is essential that we maintain constant operation of our information technology systems and websites and that these systems and our websites operate effectively.  We depend on our in-house information technology employees and third-parties including “cloud” service providers to maintain and periodically update and/or upgrade these systems and our websites to support the growth of our business.  Despite our preventative efforts, our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as difficulties in replacing or integrating the systems of acquired businesses, computer viruses, security breaches and power outages.  Cybersecurity attacks are becoming increasingly sophisticated and can include malicious software and ransomware, electronic security breaches and corruption of data.  We are continually evaluating, improving and upgrading our information technology systems and websites in an effort to address these concerns.  Our failure to identify and address potential problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach.
Operational, Supply Chain and Third Party Risks
Increased operating costs, including those resulting from potential increases in the minimum wage, could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, distribution center costs and other expense items, including healthcare costs, may reduce our operating margin, by making it more difficult to identify new store locations that we believe will meet our investment return requirements and slow our ability to open stores. In addition, other employment and healthcare law changes may increase the cost of provided retirement and healthcare benefits expenses. Increases in the Company’s overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.
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
Each of our divisions uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, we add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers. Failure to execute on these initiatives may cause disruption in our business. We also make changes in our distribution processes from time to time in an effort to improve efficiency and maximize capacity. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon Federal Express for shipment of a significant amount of merchandise. Interruptions in the services provided by Federal Express may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by Federal Express for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
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

A significant amount of the inventory we sell is imported from China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.

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

Data protection requirements are constantly evolving and these requirements could adversely affect our business and operating results.
We have access to, collect or maintain information about our customers, and the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve and new laws increasingly are giving customers the right to control how their personal data is used. One such law is the European Union's General Data Protection Regulation ("GDPR"). Our failure to comply with the obligations of GDPR could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. Complying with GDPR and similar U.S. federal and state laws, including a potential federal privacy law, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.
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
Our Licensed Brands business is dependent on third-party licenses. The Dockers license agreement expires November 30, 2019. If the Company is unable to renew the license under satisfactory terms and conditions, the Company could lose approximately $56 million in sales from the loss of the footwear license.
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
There has been a substantial increase in the use of social media platforms and similar mediums, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our associates or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and mediums could adversely impact our reputation or subject us to fines or other penalties.

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
The increasing scope of our non-U.S. operations exposes our performance to risks including foreign, political, legal and economic conditions and exchange rate fluctuations.
Our performance depends in part on general economic conditions affecting all countries in which we do business. In March 2017, the United Kingdom announced its decision to exit the European Union ("Brexit"). The U.K.'s withdrawal is currently scheduled to take place in the first half of 2019, unless a further extension is agreed to; however, uncertainty remains as to what kind of post-Brexit agreement between the U.K. and the European Union ("E.U."), if any, may be approved by the U.K. Parliament. Our business in the U.K. may be adversely affected by the uncertainty surrounding the timing of the withdrawal and the future relationship between the U.K. and the E.U. Brexit and any uncertainty with respect thereto could adversely impact consumer demand and create significant currency fluctuations. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, intellectual property rights and supply chain logistics. The Company may incur additional costs as it addresses any such changes. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.
We are also dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, there can be no assurance that Schuh's or our Canadian operations' future performance will not be adversely affected by economic conditions in their markets.
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

Recent statements by the current presidential administration have introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the United States and other countries. We source a significant portion of our merchandise from manufacturers located outside the United States, primarily in China. The United States recently announced the imposition of tariffs on certain products imported into the U.S. from China.  The imposition of tariffs on imported products could result in an increase in prices for those products. In addition, the tariffs could also increase the costs of our U.S. suppliers, causing our U.S. suppliers to also increase the costs of their products. While it is too early to predict how the recently enacted tariffs will impact our business, the imposition of these tariffs and any additional tariffs that may be imposed on other items imported by us or our suppliers from China could require us to increase prices to our customers.  If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our business. The imposition of tariffs by the United States also has resulted in the adoption of tariffs by China and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy.  These recently enacted tariffs and any additional developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mexico, Nicaragua, Pakistan, Portugal, Peru, Romania, Taiwan and Vietnam, and our retail operations sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany, we are

subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. The Company and each of our subsidiaries that employ an average of 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees or be subject to a penalty. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and other changes that could increase our operating costs, and also could result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board (“FASB”) is requiring us to make significant changes to our lease management and other accounting systems, and will result in a material impact to our consolidated financial statements.

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

In March 2019, the Company's Board of Directors authorized the termination of the defined benefit pension plan based on certain assumptions about the cost to terminate the plan. However, if the cost to terminate the plan exceeds our current expectations, we may decide not to terminate the plan or we may incur additional unanticipated costs.

If we do not terminate the plan, the impact of our pension plan on our U.S. generally accepted accounting principles earnings may be volatile in that the amount of expense we record for our pension plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow and shareholders’ equity. In addition, the funding of our pension plan may be subject to changes caused by legislative or regulatory actions.

If we do not terminate the plan, we will make contributions to fund the pension plan when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of the assets in our pension plan, or other adverse changes to our pension plan could require us to make significant funding contributions and affect cash flows in future periods.
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
As of February 2, 2019, the Company has completed its accounting for the tax effects of the enactment of the Act; however, we continue to expect the United States Treasury and the Internal Revenue Service to issue regulations and other guidance that could have a material impact on the Company's effective tax rate in future periods.

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

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
At February 2, 2019, the Company operated 1,512 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom, the Republic of Ireland and Germany typically have terms of between 10 and 15 years. All typically provide for rent based on a percentage of sales against a fixed minimum rent based on the square footage leased.
The general location, use and approximate size of the Company’s principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	(1)
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Zionsville, IN	Owned	Corporate	Administrative offices	150,000	(2)
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000

(1)	The Company occupies approximately 97% of the building and subleases the remainder of the building.
(2)	Leased to Hat World, Inc.

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

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect any additional cost related to the matter.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.8 million as of February 2, 2019, $3.0 million as of February 3, 2018 and $4.4 million as of January 28, 2017. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.7 million in Fiscal 2019, $0.6 million in Fiscal 2018 and $0.6 million in Fiscal 2017. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Legal Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S District Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act ("FLSA") and Ohio wages and hours law including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. On April 21, 2017, a former employee of the same subsidiary filed a putative class and collective action, Ward v. Hat World, Inc., in the Superior Court for the State of Washington, alleging violations of the FLSA and certain Washington wages and hours laws, including, among others, failure to pay overtime to certain loss prevention investigators, and seeking back pay, damages, attorneys' fees and other relief. A total of seven loss prevention investigators elected to join the suit at the expiration of the opt-in period. The Company has removed the case to federal court and the court has approved its transfer to the U.S. District Court for the Southern District of Indiana. Effective February 2, 2019, pursuant to the Purchase Agreement, dated December 14, 2018, by and among the Company, FanzzLids and certain other parties thereto 2018 (the “Purchase Agreement”), FanzzLids has agreed to assume the defense of the Shumate and Ward matters and to indemnify the Company and its subsidiaries for any losses incurred by them after the closing date resulting from such matters.

On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of the same subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. The Company has reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million. The proposed settlement is subject to documentation and approval by the court. The Company does not expect that the proposed settlement will have a material adverse effect on its financial condition or results of operations.

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. On April 17, 2018, the court issued a statement of decision in the first phase of the case, finding that the plaintiff is an "aggrieved employee" with regard to meal period and rest break claims only, and not with respect to any other violations alleged in the complaint and that she can represent other employees only with respect to meal and rest break claims. In light of a California Court of Appeal ruling on another matter in May 2018, plaintiff filed a motion for reconsideration of the court’s decision, which was denied. On December 13, 2018, plaintiff then filed a petition for peremptory writ of prohibition to the California Court of Appeal. The Company filed an opposition to plaintiff’s petition on January 11, 2019. On February 27, 2019, the Court of Appeal gave notice that it intended to reverse the trial court’s decision. On March 8, 2019, the trial court amended its decision to permit plaintiff to proceed to trial on all of her claims, even though she was not personally aggrieved as to each of them. Effective February 2, 2019, pursuant to the Purchase Agreement, FanzzLids has agreed to assume the defense of the Stewart matter and to indemnify the Company and its subsidiaries for any losses incurred by them after the closing date resulting from such matter.

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

Robert J. Dennis, 65, Chairman, President and Chief Executive Officer. Mr. Dennis joined the Company in 2004 as chief executive officer of the Company’s acquired Hat World business. Mr. Dennis was named senior vice president of the Company in June 2004 and executive vice president and chief operating officer, with oversight responsibility for all the Company’s operating divisions, in October 2005. Mr. Dennis was named president of the Company in October 2006 and chief executive officer in August 2008. Mr. Dennis was named chairman in February 2010, which became effective April 1, 2010. Mr. Dennis joined Hat World in 2001 from Asbury Automotive, where he was employed in senior management roles beginning in 1998. Mr. Dennis was with McKinsey and Company, an international consulting firm, from 1984 to 1997, and became a partner in 1990.

Mimi Eckel Vaughn, 52, Senior Vice President - Finance and Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. The Company has announced Ms. Vaughn will be named chief operating officer upon the appointment of her successor as chief financial officer. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 44, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Paul D. Williams, 64, Vice President and Chief Accounting Officer. Mr. Williams joined the Company in 1977, was named director of corporate accounting and financial reporting in 1993 and chief accounting officer in April 1995. He was named vice president in October 2006.

Matthew N. Johnson, 54, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,550 common shareholders of record on March 15, 2019.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

November 2018
11-4-18 to 12-1-18	—	$—	—	$—

December 2018
12-2-18 to 12-29-18	—	$—	—	$—

January 2019
12-30-18 to 2-2-19(1)	968,375	$47.45	968,375	$79,055
12-30-18 to 2-2-19(2)	8,805	$47.75	—	$—

(1)Share repurchases were made pursuant to the share repurchase program described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

(2)These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, SELECTED FINANCIAL DATA
Financial Summary - The Company completed the sale of Lids Sports Group on February 2, 2019. The operating results in the table below have been adjusted to reflect Lids Sports Group in discontinued operations for all periods presented. See Item 8, Note 3 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information about discontinued operations.

In Thousands except per common share data, Financial Statistics and Other Data (End of Year)	Fiscal Year End
	2019	2018	2017	2016	2015
Results of Operations Data
Net sales	$2,188,553	$2,127,547	$2,020,831	$2,046,730	$1,957,183
Depreciation and amortization	52,161	51,533	49,943	48,815	44,615
Earnings from operations(1)	81,817	74,372	107,793	142,872	117,588
Earnings from continuing operations before income taxes	78,259	68,989	112,758	134,705	104,901
Earnings from continuing operations	51,224	36,708	72,882	85,135	66,373
(Loss) earnings from discontinued operations, net	(103,154)	(148,547)	24,549	9,434	31,352
Net earnings (loss)	$(51,930)	$(111,839)	$97,431	$94,569	$97,725
Per Common Share Data
Earnings from continuing operations
Basic	$2.65	$1.91	$3.63	$3.72	$2.82
Diluted	2.63	1.90	3.61	3.70	2.80
Discontinued operations
Basic	(5.33)	(7.73)	1.22	0.41	1.34
Diluted	(5.29)	(7.70)	1.22	0.41	1.32
Net earnings (loss)
Basic	(2.68)	(5.82)	4.85	4.13	4.16
Diluted	(2.66)	(5.80)	4.83	4.11	4.12
Balance Sheet and Cash Flow Data
Total assets	$1,181,081	$1,315,353	$1,440,999	$1,540,057	$1,578,991
Long-term debt(2)	65,743	88,385	82,905	111,765	28,958
Non-redeemable preferred stock	1,060	1,052	1,060	1,077	1,274
Common equity	736,491	828,122	919,993	954,079	995,533
Capital expenditures	41,780	98,609	74,925	76,982	64,109
Financial Statistics
Earnings from operations as a percent of net sales	3.7%	3.5%	5.3%	7.0%	6.0%
Book value per share (common equity divided by common shares outstanding)	$38.55	$41.61	$46.31	$43.70	$41.43
Working capital (in thousands)	$454,817	$438,020	$407,587	$447,504	$413,449
Current ratio	2.6	2.7	2.3	2.4	2.0
Percent long-term debt to total capitalization	8.2%	9.6%	8.2%	10.5%	2.8%
Other Data (End of Year)
Number of retail outlets(3)	1,512	1,535	1,554	1,520	1,460
Number of employees	21,000	20,900	21,200	19,000	18,475

(1)Reflected in earnings from continuing operations was a charge of $0.6 million for loss on early retirement of debt for Fiscal 2019, a gain of $12.3 million from the sale of SureGrip Footwear for Fiscal 2017 and a charge of $7.1 million for an indemnification asset write-off for Fiscal 2015.
Also reflected in earnings from continuing operations for Fiscal 2019, 2018, 2017, 2016 and 2015 were asset impairment and other charges (gains) of $3.2 million, $7.8 million, ($8.0) million, $2.7 million and $4.0 million, respectively. See Note 3 to the Consolidated Financial Statements for additional information regarding these charges.
(2)Long-term debt includes current obligations. See Note 6 to the Consolidated Financial Statements for additional information regarding the Company’s debt.
(3)Includes 36 Little Burgundy stores added in Fiscal 2016 that were acquired on November 3, 2015.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This discussion and the notes to the Consolidated Financial Statements, as well as Item 1, "Business", include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this discussion and a number of factors may adversely affect the forward-looking statements and the Company’s future results, liquidity, capital resources or prospects. These include, but are not limited to, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, the timing and amount of any share repurchases by the Company, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union, including potential effects on consumer demand, currency exchange rates, and the supply chain, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, cost associated with wage pressure related to a full employment environment in the U.S. and the U.K., weakness in the consumer economy and retail industry for the products we sell, competition in the Company’s markets, including online and including competition from some of the Company's vendors in the branded footwear market, fashion trends, including the lack of new fashion trends and products, that affect the sales or product margins of the Company’s retail product offerings, weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department stores or other factors and the extent and pace of growth of online shopping, the effects of the implementation of federal tax reform on the estimated tax rate reflected in certain forward-looking statements, changes in buying patterns by significant wholesale customers, bankruptcies or deterioration in financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit, the Company’s ability to continue to complete and integrate acquisitions, expand its business and diversify its product base, retained liabilities, indemnification obligations and other ongoing arrangements associated with divestitures of businesses (including potential liabilities under leases as the prior tenant or as guarantor of certain leases), and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could affect the Company’s prospects and cause differences from expectations include the ability to build, open, staff and support additional retail stores and to renew leases in existing stores and control and lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to realize anticipated cost savings, deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in impairments of fixed assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for the Company’s shares or for the retail sector in general, costs and reputational harm as a result of disruptions in the Company's information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters involving the Company. For a full discussion of risk factors, see Item 1A, "Risk Factors".
Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada; through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs; and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S.Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,250 retail accounts in the United States, including a number of leading department, discount, and specialty stores. On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities as of February 3, 2018 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Unless otherwise noted, the discussion that follows relates to continuing operations. At February 2, 2019, the Company operated 1,512 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.
During Fiscal 2019, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.
The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old men and women. The stores average approximately 2,100 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. The Company's Canadian subsidiary acquired the Little Burgundy retail footwear chain in Canada during the fourth quarter of Fiscal 2016. Little Burgundy is being operated under the Journeys Group. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,825 square feet. With the 41 Little Burgundy stores, Journeys Group now operates 87 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce websites journeys.com, journeyskidz.com, journeys.ca and littleburgundy.com.
The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 16 to 24 year old men and women. The stores, which average approximately 4,875 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. The Schuh Group also sells footwear and accessories through the schuh.co.uk e-commerce website.
Johnston & Murphy retail shops sell a broad range of men’s footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,550 square feet and are located primarily in higher-end malls and in airports throughout the United States and in Canada. As of February 2, 2019, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and the johnstonmurphy.com e-commerce website. In addition, Johnston & Murphy shoes are distributed through the Company’s wholesale operations to better department, independent specialty stores and e-commerce. Additionally, the Company sells the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores and through the e-commerce website trask.com.
The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers slacks and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men’s footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement has been renewed for a term expiring November 30, 2019. The Company also sells footwear under other licenses and in March 2015 entered into a License Agreement to source and distribute certain men's and women's footwear under the G.H. Bass trademark and related marks. This license was terminated in January 2018.
Strategy
The Company’s long-term strategy is to pursue growth through a footwear-focused strategy. Our strong strategic positioning, close connection with our customers and enduring leadership positions are what make each of our footwear businesses distinctive on their own and what they share as sources of synergy makes them stronger together. This growth opportunity is both organic and through acquisitions. Organic growth includes: 1) improving comparable sales, both in stores and e-commerce, 2) increasing operating margin not only through comparable sales growth, but also through targeted cost reduction and additional sharing of synergies among our divisions, 3) increasing the Company's store base in its newer concepts and opportunistically, in more mature concepts and 4) enhancing the value of its brands. The Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in its existing locations and investing in technology and infrastructure to support omnichannel retailing.
To supplement its organic growth potential, the Company has made acquisitions, including the acquisitions of the Schuh Group in June 2011 and Little Burgundy in December 2015, and may pursue acquisition opportunities in the future. The Company anticipates that potential acquisitions would either augment existing businesses or facilitate the Company's entry into new businesses that are compatible with its existing footwear businesses and core expertise.

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
Summary of Results of Operations
The Company’s net sales increased 2.9% during Fiscal 2019 compared to Fiscal 2018. The increase reflected a 7% increase in Journeys Group sales and a 3% increase in Johnston & Murphy sales, partially offset by an a 5% decrease in Schuh Group sales and a 19% decrease in Licensed Brands. Included in Fiscal 2018 was a 53rd week compared to a 52-week year for Fiscal 2019. Gross margin increased as a percentage of net sales from 47.5% in Fiscal 2018 to 47.8% in Fiscal 2019, reflecting gross margin increases as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreases as a percentage of net sales in Schuh Group. Selling and administrative expenses increased as a percentage of net sales from 43.7% in Fiscal 2018 to 44.0% in Fiscal 2019, reflecting increased expenses as a percentage of net sales in Schuh Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of net sales in Journeys Group and Johnston & Murphy Group. Earnings from operations increased as a percentage of net sales from 3.5% in Fiscal 2018 to 3.7% in Fiscal 2019, reflecting increased earnings in Journeys Group and Johnston & Murphy Group, partially offset by decreased earnings in Schuh Group, Licensed Brands and Corporate in Fiscal 2019.

Significant Developments
The Sale of Lids Sports Group
The Company announced in February of 2018 that it was initiating a formal process to explore the sale of its Lids Sports Group business.  On December 14, 2018, the Company entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings, a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2018 for $100.0 million cash, which remains subject to working capital and other adjustments. Because the effective date of closing was a Saturday and the cash proceeds were not received by the Company until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019. The Company recorded a loss on the sale of Lids Sports Group of $98.3 million, net of tax, on the sale of these assets, representing the sales price less the value of the Lids Sports Group assets sold and other miscellaneous charges, including divestiture transaction costs, offset by a tax benefit on the loss. As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations, and reflected the loss in (loss) earnings from discontinued operations, net on the Company's Consolidated Statements of Operations. Unless otherwise noted, the discussion herein relates to continuing operations. See additional information regarding the sale of Lids Sports Group in Item 8, Note 3, "Asset Impairments and Other Charges and Discontinued Operations", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Asset Impairment and Other Charges
The Company recorded a pretax charge to earnings of $3.2 million in Fiscal 2019, including $4.2 million for retail store asset impairments, $0.3 million in legal and other matters and $0.1 million for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

The Company recorded a pretax charge to earnings of $7.8 million in Fiscal 2018, including a $5.2 million licensing termination expense, $1.7 million for retail store asset impairments and $0.9 million for hurricane losses.

The Company recorded a pretax gain to earnings of $(8.0) million in Fiscal 2017, including a gain of $(8.9) million for network intrusion expenses as a result of a litigation settlement and a gain of $(0.5) million for other legal matters, partially offset by $1.4 million for retail store asset impairments.
Postretirement Benefit Liability Adjustments
The discount rate used to measure benefit obligations increased from 3.70% to 4.05% in Fiscal 2019. As a result of lower than expected asset returns, offset by an increase in the discount rate and a $3.5 million contribution to the pension plan, the pension asset reflected in the Consolidated Balance Sheets increased to $4.3 million compared to $0.7 million at the end of Fiscal 2018. There was a decrease in the pension liability adjustment of $0.2 million pretax in accumulated other comprehensive loss in equity. Depending upon future interest rates and returns on plan assets and other factors, there can be no assurance that additional adjustments in future periods will not be required.

Discontinued Operations related to Environmental Matters
In Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company recorded an additional charge to earnings of $0.7 million ($0.5 million net of tax), $0.6 million ($0.4 million net of tax) and $0.7 million ($0.4 million net of tax), respectively, reflected in (loss) earnings from discontinued operations, net primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. For additional information, see Item 8, Note 3,"Asset Impairments and Other Charges and Discontinued Operations" and Note 13, "Legal Proceedings" to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.

Critical Accounting Policies
Inventory Valuation
As discussed in Note 1 to the Consolidated Financial Statements, the Company values its inventories at the lower of cost or net realizable value in its wholesale and Schuh Group segments.
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
In its retail operations, other than the Schuh Group segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.
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
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends, and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.8 million at February 2, 2019.
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
The Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASC 350") in the first quarter of Fiscal 2018. In accordance with ASC 350, the Company has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment the Company concludes that the asset is not impaired, no further action is required. However, if the Company concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the business unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. The Company estimates fair value using the best information available, and computes the fair value derived by an income approach utilizing discounted cash flow projections. The income approach uses a projection of a reporting unit’s estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting its cash flow projections in its income approach. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. For additional information regarding impairment of long-lived assets, see

Item 8, Note 2, "Goodwill, Other Intangible Assets and Sale of Business" and Note 3,"Asset Impairments and Other Charges and Discontinued Operations" to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.7 million reflected in Fiscal 2019, $0.6 million reflected in Fiscal 2018 and $0.6 million reflected in Fiscal 2017. These charges are included in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Revenue Recognition
On February 4, 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASC 606"). In accordance with ASC 606, revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for corresponding goods. The majority of the Company's sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. The Company elected the practical expedient within ASC 606 related to taxes that are assessed by a governmental authority, which allows for the exclusion of sales and value added tax from transaction price.

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Operations within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. For additional information on the new revenue recognition standard, see Item 8, Note 1, "Summary of Significant Accounting Policies", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.
Income Taxes
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These

deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 2, 2019, the Company had a deferred tax valuation allowance of $20.4 million.
Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to its future financial results. See Item 8, Note 9, "Income Taxes", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for the impact on income taxes of the Act enacted December of 2017.
Postretirement Benefits Plan Accounting
Full-time employees who had at least 1,000 hours of service in calendar year 2004, except employees in the Schuh Group segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.
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
Long Term Rate of Return Assumption – Pension expense increases as the expected rate of return on pension plan assets decreases. The Company estimates that the pension plan assets will generate a long-term rate of return of 5.65%. To develop this assumption, the Company considered historical asset returns, the current asset allocation and future expectations of asset returns. The expected long-term rate of return on plan assets is based on a long-term investment policy of 98% U.S. fixed income securities and 2% cash equivalents. For Fiscal 2019, if the expected rate of return had been decreased by 1%, net pension expense would have increased by $0.7 million, and if the expected rate of return had been increased by 1%, net pension expense would have decreased by $0.7 million.
Discount Rate – Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 4.05%, 3.70% and 3.95% for Fiscal 2019, 2018 and 2017, respectively. The discount rate at February 2, 2019 was determined based on a yield curve of high quality corporate bonds with cash flows matching the Company’s plans’ expected benefit payments. For Fiscal 2019, if the discount rate had been increased by 0.5%, net pension expense would have decreased by $0.1 million, and if the discount rate had been decreased by 0.5%, net pension expense would have increased by $0.1 million. In addition, if the discount rate had been increased by 0.5%, the projected benefit obligation would have decreased by $3.2 million and the accumulated benefit obligation would have decreased by $3.2 million. If the discount rate had been decreased by 0.5%, the projected benefit obligation would have increased by $3.5 million and the accumulated benefit obligation would have increased by $3.5 million.
Amortization of Gains and Losses – The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. At the end of Fiscal 2019, the Company had unrecognized actuarial losses of $8.1 million. Generally accepted accounting principles in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately nine years. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact future pension expense and liabilities, including increasing or decreasing unrecognized actuarial gains and losses.
The Company recognized expense for its defined benefit pension plans of $0.1 million, $0.2 million and $2.3 million in Fiscal 2019, 2018 and 2017, respectively. Fiscal 2017 includes a settlement charge of $2.5 million as a result of the pension plan buyout. The Company’s pension expense is expected to increase in Fiscal 2020 by approximately $1.0 million due to lower expected return on assets due to a change in the Company's investment strategy and higher service costs, partially offset by lower amortization of the actuarial losses.
Comparable Sales
For purposes of this report, "comparable sales" are sales from stores open longer than one year, beginning with the first day it has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day it has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Results of Operations—Fiscal 2019 Compared to Fiscal 2018
The Company’s net sales for Fiscal 2019 (52 weeks) increased 2.9% to $2.19 billion from $2.13 billion in Fiscal 2018 (53 weeks). The increase in net sales was a result of increased sales in Journeys Group and Johnston & Murphy Group, partially offset by decreased sales in Schuh Group and Licensed Brands. Gross margin increased 3.5% to $1.047 billion in Fiscal 2019 from $1.011 billion in Fiscal 2018, and increased as a percentage of net sales from 47.5% in Fiscal 2018 to 47.8% in Fiscal 2019, primarily reflecting increased gross margin as a percentage of net sales in all of the Company's business segments except Schuh Group. Selling and administrative expenses in Fiscal 2019 increased 3.5% from Fiscal 2018 and increased as a percentage of net sales from 43.7% to 44.0%, primarily reflecting expense increases as a percentage of sales in Schuh Group, Licensed Brands and Corporate, partially offset by decreased expenses in Journeys Group and Johnston & Murphy Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin and selling and administrative expense are not comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2019 were $78.3 million, compared to $69.0 million for Fiscal 2018. Pretax earnings for Fiscal 2019 included an asset impairment and other charge of $3.2 million for retail store asset impairments, other legal matters and hurricane losses, partially offset by a gain from Hurricane Maria. In addition, pretax earnings included a $0.6 charge for loss on early retirement of debt. Pretax earnings for Fiscal 2018 included an asset impairment and other charge of $7.8 million for licensing termination expenses, retail store asset impairments and hurricane losses.
The net loss for Fiscal 2019 was $(51.9) million ($2.66 diluted loss per share) compared to $(111.8) million ($5.80 diluted loss per share) for Fiscal 2018. The net loss for Fiscal 2019 included a net loss from discontinued operations of $103.2 million ($5.29 diluted loss per share). Included in Fiscal 2019 discontinued operations was a $126.3 million pretax loss on the sale of Lids Sports Group as well as a pretax charge of $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The net earnings for Fiscal 2018 included a net loss from discontinued operations of $148.5 million ($7.70 diluted loss per share). Included in Fiscal 2018 discontinued operations was a pretax goodwill impairment charge of $182.2 million as well as a pretax charge of $0.6 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective income tax rate of 34.5% for Fiscal 2019 compared to 46.8% for Fiscal 2018. The effective tax rate for Fiscal 2019 was lower compared to Fiscal 2018 due to the lower U.S. federal corporate income tax rate following the passage of the Act, partially offset by the inability to recognize a tax benefit for certain foreign losses. See Item 8, Note 9, "Income Taxes", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2019	2018
	(dollars in thousands)
Net sales	$1,419,993	$1,329,460	6.8%
Earnings from operations	$100,799	$74,114	36.0%
Operating margin	7.1%	5.6%

Net sales from Journeys Group increased 6.8% to $1.42 billion for Fiscal 2019 compared to $1.33 billion for Fiscal 2018. The increase reflected an 8% increase in comparable sales partially offset by a 2% decrease in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) for Fiscal 2019. The comparable sales increase reflected a 6% increase in footwear unit comparable sales and the average price per pair of shoes increased 2%. The store count for Journeys Group was 1,193 stores at the end of Fiscal 2019, including 239 Journeys Kidz stores, 46 Journeys stores in Canada and 41 Little Burgundy stores in Canada, compared to 1,220 stores at the end of Fiscal 2018, including 242 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada.
Journeys Group earnings from operations for Fiscal 2019 increased 36.0% to $100.8 million, compared to $74.1 million for Fiscal 2018. The increase in earnings from operations was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of sales, reflecting decreased markdowns, partially offset by higher shipping and warehouse expenses and (ii) decreased expenses as a percentage of net sales reflecting leverage of occupancy related costs and selling salaries, partially offset by increased bonus expense.
Schuh Group

	Fiscal Year Ended		% Change
	2019	2018
	(dollars in thousands)
Net sales	$382,591	$403,698	(5.2)%
Earnings from operations	$3,765	$20,104	(81.3)%
Operating margin	1.0%	5.0%

Net sales from the Schuh Group decreased 5.2% to $382.6 million for Fiscal 2019, compared to $403.7 million for Fiscal 2018. The sales decrease reflects primarily an 8% decrease in comparable sales, partially offset by a 5% increase in average stores operated and an increase of $4.8 million in sales due to changes in foreign exchange rates. Schuh Group operated 136 stores at the end of Fiscal 2019 compared to 134 at the end of Fiscal 2018.

Schuh Group earnings from operations decreased 81.3% to $3.8 million in Fiscal 2019 compared to $20.1 million for Fiscal 2018. The decrease in earnings this year reflects (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales due primarily to increased promotional activity and (iii) increased expenses as a percentage of net sales primarily due to the inability to leverage expenses due to the negative comparable sales for Fiscal 2019, particularly occupancy related costs, selling salaries and compensation expense. In addition, Schuh Group's earnings from operations for Fiscal 2019 were negatively impacted by $0.7 million due to changes in foreign exchange rates.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2019	2018
	(dollars in thousands)
Net sales	$313,134	$304,160	3.0%
Earnings from operations	$20,385	$19,367	5.3%
Operating margin	6.5%	6.4%

Johnston & Murphy Group net sales increased 3.0% to $313.1 million for Fiscal 2019 from $304.2 million for Fiscal 2018. The increase reflected primarily a 7 % increase in comparable sales and a 2% increase in average stores operated for Johnston & Murphy retail operations, partially offset by a 7% decrease in Johnston & Murphy wholesale sales. Unit sales for the Johnston & Murphy wholesale business decreased 9% in Fiscal 2019 and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 74.2% of the Johnston & Murphy Group's sales in Fiscal 2019, up from 71.6% in Fiscal 2018. The comparable sales increase reflected a 7% increase in footwear unit comparable sales, while the average price per pair of shoes decreased 1%. The store count for Johnston & Murphy retail operations at the end of Fiscal 2019 included 183 Johnston & Murphy shops and factory stores, including eight stores in Canada, compared to 181 Johnston & Murphy shops and factory stores, including eight stores in Canada, at the end of Fiscal 2018.
Johnston & Murphy earnings from operations for Fiscal 2019 increased 5.3% to $20.4 million from $19.4 million for Fiscal 2018, primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, due primarily to a mix of more retail sales which carry higher margins and (iii) decreased expenses as a percentage of net sales primarily due to decreased marketing expenses, partially offset by increased bonus expense.

Licensed Brands

	Fiscal Year Ended		% Change
	2019	2018
	(dollars in thousands)
Net sales	$72,564	$89,809	(19.2)%
Loss from operations	$(488)	$(299)	(63.2)%
Operating margin	(0.7)%	(0.3)%

Licensed Brands’ net sales decreased 19.2% to $72.6 million for Fiscal 2019 from $89.8 million for Fiscal 2018. The sales decrease primarily reflects decreased sales of Dockers Footwear and the closeout of the Bass license. Unit sales for Dockers Footwear decreased 22% for Fiscal 2019, while the average price per pair of shoes increased 4% for the same period.
Licensed Brands’ loss from operations increased from $(0.3) million for Fiscal 2018 to $(0.5) million for Fiscal 2019, primarily due to (i) decreased net sales and (ii) increased gross margin as percentage of net sales primarily due to lower margin reductions and higher initial margins. Expenses as a percentage of net sales increased primarily due to increased bonus, compensation, credit card and other expenses, partially offset by decreased royalty expense.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2019 was $42.6 million compared to $38.9 million for Fiscal 2018. Corporate expense in Fiscal 2019 included a $3.2 million charge in asset impairment and other charges, primarily for retail store asset impairments, other legal matters and hurricane losses, partially offset by a gain from Hurricane Maria. Corporate expense in Fiscal 2018 included a $7.8 million charge in asset impairment and other charges, primarily for licensing termination expense, retail store asset impairments and hurricane losses. Excluding the charges listed above, corporate and other expense increased primarily due to increased bonus expense.
Net interest expense decreased 38.3% from $5.4 million in Fiscal 2018 to $3.3 million in Fiscal 2019 primarily due to decreased revolver borrowings compared to the previous year. In addition, interest income increased $0.8 million due to the increase in average short-term investments as a result of increased operating cash flow.

Results of Operations—Fiscal 2018 Compared to Fiscal 2017
The Company’s net sales for Fiscal 2018 (53 weeks) increased 5.3% to $2.13 billion from $2.02 billion in Fiscal 2017 (52 weeks). The increase in net sales was a result of increased sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by decreased sales in Licensed Brands. Net sales for Fiscal 2018 included an estimated $25.5 million of sales due to the fifty-third week. Excluding the 53rd week, impact of exchange rates and the sale of a small business last year, net sales increased 5% for Fiscal 2018. Gross margin increased 3.6% to $1.011 billion in Fiscal 2018 from $975.9 million in Fiscal 2017, but decreased as a percentage of net sales from 48.3% in Fiscal 2017 to 47.5% in Fiscal 2018, primarily reflecting decreased gross margin as a percentage of net sales in all of the Company's business segments except Johnston & Murphy Group. Selling and administrative expenses in Fiscal 2018 increased 6.1% from Fiscal 2017 and increased as a percentage of net sales from 43.4% to 43.7%, primarily reflecting expense increases in Journeys Group and Johnston & Murphy Group, partially offset by decreased expenses in Schuh Group and Licensed Brands. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin and selling and administrative expense are not comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Pretax earnings for Fiscal 2018 were $69.0 million, compared to $112.8 million for Fiscal 2017. Pretax earnings for Fiscal 2018 included asset impairment and other charges of $7.8 million for licensing termination expenses, retail store asset impairments and hurricane losses. Pretax earnings for Fiscal 2017 included an asset impairment and other gain of $8.0 million, including an $8.9 million gain for network intrusion expenses as result of a litigation settlement and a $0.5 million gain for other legal matters, partially offset by $1.4 million for retail store asset impairments. In addition, pretax earnings includes a $2.5 million pension settlement expense included in other components of net periodic benefit cost. Pretax earnings for Fiscal 2017 also included a gain of $12.3 million on the sale of SureGrip Footwear.
The net loss for Fiscal 2018 was $(111.8) million ($5.80 diluted loss per share) compared to net earnings of $97.4 million ($4.83 diluted earnings per share) for Fiscal 2017. The net loss for Fiscal 2018 included a net loss from discontinued operations of $148.5 million ($7.70 diluted loss per share). Included in Fiscal 2018 discontinued operations was a pretax goodwill impairment charge of $182.2 million as well as a pretax charge of $0.6 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The net earnings for Fiscal 2017 included net earnings from discontinued operations of $24.5 million ($1.22 diluted earnings per share). Included in Fiscal 2017 discontinued operations was a pretax charge of $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company. The Company recorded an effective income tax rate of 46.8% for Fiscal 2018 compared to 35.4% for Fiscal 2017. The effective tax rate for Fiscal 2018 was higher compared to Fiscal 2017 due to a $9.8 million one-time income tax expense related to the passage of the Act and increases in valuation allowances related to foreign operations and to an income tax expense of $2.2 million related to share-based compensation. See Item 8, Note 9, "Income Taxes", to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Journeys Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$1,329,460	$1,251,646	6.2%
Earnings from operations	$74,114	$85,270	(13.1)%
Operating margin	5.6%	6.8%

Net sales from Journeys Group increased 6.2% to $1.33 billion for Fiscal 2018 and compared to $1.25 billion for Fiscal 2017. The increase reflected a 4% increase in comparable sales and a 1% increase in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) for Fiscal 2018. The comparable sales increase reflected a 1% increase in footwear unit comparable sales and the average price per pair of shoes increased 3%. The store count for Journeys Group was 1,220 stores at the end of Fiscal 2018, including 242 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,249 stores at the end of Fiscal 2017, including 230 Journeys Kidz stores, 44 Journeys stores in Canada and 36 Little Burgundy stores in Canada.
Journeys Group earnings from operations for Fiscal 2018 decreased 13.1% to $74.1 million, compared to $85.3 million for Fiscal 2017. The decrease in earnings from operations was primarily due to (i) decreased gross margin as a percentage of sales, reflecting lower initial margins due to changes in product mix and higher shipping and warehouse expenses, as e-commerce grew as a percent of the business and (ii) increased expenses as a percentage of net sales as Journeys Group could not leverage store-related expenses, primarily rent, selling salaries and advertising.
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

Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$304,160	$289,324	5.1%
Earnings from operations	$19,367	$19,330	0.2%
Operating margin	6.4%	6.7%

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
Johnston & Murphy earnings from operations for Fiscal 2018 increased 0.2% to $19.4 million from $19.3 million for Fiscal 2017, primarily due to increased net sales and increased gross margin as a percentage of net sales, reflecting decreased markdowns and improved initial margins. Expenses as a percentage of net sales increased for Fiscal 2018 primarily due to increased occupancy, compensation and benefit expenses, partially offset by decreased advertising expenses.
Licensed Brands

	Fiscal Year Ended		% Change
	2018	2017
	(dollars in thousands)
Net sales	$89,809	$106,372	(15.6)%
Earnings (loss) from operations	$(299)	$4,498	NM
Operating margin	(0.3)%	4.2%

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
Licensed Brands’ earnings from operations decreased from $4.5 million for Fiscal 2017 to a loss of $(0.3) million for Fiscal 2018, primarily due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting the sale of SureGrip footwear, which carried the group's highest gross margin, and changes in product mix and increased promotional activities in the remaining businesses.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2018 was $38.9 million compared to $21.8 million for Fiscal 2017. Corporate expense in Fiscal 2018 included a $7.8 million charge in asset impairment and other charges, primarily for licensing termination expense, retail store asset impairments and hurricane losses. Corporate expense in Fiscal 2017 included an $8.0 million gain in asset impairment and other charges, primarily for a gain on network intrusion expenses as a result of a litigation settlement and a gain for other legal matters, partially offset by retail store asset impairments. Excluding the gains and charges listed above, corporate and other expense increased primarily due to increased professional fees and other corporate expenses, partially offset by decreased bonus expense.
Net interest expense increased 3.1% from $5.2 million in Fiscal 2017 to $5.4 million in Fiscal 2018 primarily due to increased interest rates and to increased revolver borrowings compared to the previous year as a result of increased capital expenditures.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated and includes all operations of the Company.

	Feb. 2, 2019	Feb. 3, 2018	Jan. 28, 2017
	(dollars in millions)
Cash and cash equivalents	$167.4	$39.9	$48.3
Working capital	$454.8	$438.0	$407.6
Long-term debt (includes current maturities)	$65.7	$88.4	$82.9
Working Capital
The Company’s business is seasonal, with the Company’s investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes: (Includes discontinued operations)	Fiscal Year Ended
			Increase
(dollars in millions)	February 2, 2019	February 3, 2018	(Decrease)
Net cash provided by operating activities	$237.1	$164.6	$72.5
Net cash used in investing activities	(56.5)	(127.6)	71.1
Net cash used in financing activities	(52.8)	(47.4)	(5.4)
Effect of foreign exchange rate fluctuations on cash	(0.4)	2.0	(2.4)
Increase (decrease) in cash and cash equivalents	$127.4	$(8.4)	$135.8
Reasons for the major variances in cash provided by (used in) the table above are as follows:
Cash provided by operating activities was $72.5 million higher for Fiscal 2019 compared to Fiscal 2018, primarily reflecting the following factors:

•	Net loss decreased by $59.9 million;

•
A $50.4 million increase in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix as well as increases in Lids Sports Group accounts payable due to increased inventory purchases that were accelerated to avoid threatened tariff increases; and

•
A $43.1 million increase in cash flow from changes in other accrued liabilities reflecting increased bonus accruals in Fiscal 2019 and reduced bonus and tax accruals in Fiscal 2018; partially offset by

•
A $28.9 million decrease in cash flow from changes in inventory reflecting further reductions in ongoing inventory levels year over year that was offset by increases in Lids Sports Group inventory as receipts were accelerated to avoid threatened tariffs versus across the board reductions in inventory levels last year in all of the Company's business segments except Schuh Group.

Cash used in investing activities was $71.1 million lower for Fiscal 2019 primarily reflecting decreased capital expenditures in Journeys Group and Schuh Group as well as discontinued operations. The Company expects capital expenditures of approximately $45 million for Fiscal 2020.
Cash used in financing activities was $5.4 million higher in Fiscal 2019 reflecting increased share repurchases compared to Fiscal 2018 and decreased revolver borrowings.
Changes in inventory and accounts receivable
The $2.7 million decrease in inventories at February 2, 2019 from February 3, 2018 levels primarily reflects decreases in all of the Company's business segments except Johnston & Murphy Group and discontinued Lids Sports Group.
Accounts receivable at February 2, 2019 decreased $6.3 million compared to February 3, 2018 primarily due to decreased receivables in the discontinued Lids Sport Group business and also due to reduced tenant allowances and other receivables in the Company's retail businesses.

Cash flow changes: (Includes discontinued operations)	Fiscal Year Ended
			Increase
(dollars in millions)	February 3, 2018	January 28, 2017	(Decrease)
Net cash provided by operating activities	$164.6	$165.2	$(0.6)
Net cash used in investing activities	(127.6)	(70.9)	(56.7)
Net cash used in financing activities	(47.4)	(178.2)	130.8
Effect of foreign exchange rate fluctuations on cash	2.0	(1.1)	3.1
Decrease in cash and cash equivalents	$(8.4)	$(85.0)	$76.6
Reasons for the major variances in cash provided by (used in) the table above are as follows:
Cash provided by operating activities was $0.6 million lower for Fiscal 2018 compared to Fiscal 2017, primarily reflecting the following factors:

•	A $31.9 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns, vendor mix and lower inventory levels; and

•	Decreased earnings; partially offset by

•
A $77.0 million increase in cash flow from inventory primarily reflecting a reduction in the growth in Journeys Group, Licensed Brands and Johnston & Murphy Group as well as discontinued operations inventory, on a year over year basis, partially offset by increased inventory in Schuh Group.

Cash used in investing activities was $56.7 million higher for Fiscal 2018 primarily reflecting increased capital expenditures due to the Journeys Group's warehouse expansion as well as increased capital expenditures for discontinued operations.
Cash used in financing activities was $130.8 million lower for Fiscal 2018 primarily reflecting decreased share repurchases compared to Fiscal 2017.
Changes in inventory and accounts receivable
The $31.6 million decrease in inventories at February 3, 2018 from January 28, 2017 levels primarily reflects decreases in all of the Company's business segments, including discontinued operations, except Schuh Group.
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
Availability
On February 1, 2019, the Company entered into a First Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto, (the "Borrowers"), the lenders party thereto (the "Lenders") and Bank of America, N.A., as agent (the "Agent"), amending the Fourth Amended and Restated Credit Agreement, dated January 31, 2018. The Amendment modifies the Credit Facility to, among other things, decrease each of the Domestic Total Commitments and the Total Commitments from $400.0 million to $275.0 million and to permit the sale of Lids Sports Group. The amended Credit Facility provides revolving credit in the aggregate principal amount of $275.0 million, including (i) for the Company and the other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada Inc., a revolving credit subfacility in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. The facility matures January 31, 2023. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.

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
The aggregate amount of the loans made and letters of credit issued under the Credit Facility, as amended, shall at no time exceed the lesser of the facility amount ($275.0 million or, if increased as described above, up to $475.0 million) or the "Borrowing Base", which generally is based on 90% of eligible inventory (increased to 92.5% during fiscal months September through November) plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables of the Company and the other borrowers formed in the U.S. and GCO Canada Inc. less applicable reserves (the "Loan Cap"). If requested by the Company and Genesco (UK) Limited and agreed to by the required percentage of Lenders, the relevant assets of Genesco (UK) Limited will be included in the Borrowing Base, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $100.0 million, subject to the increased facility as described above. At no time can the total loans outstanding to Genesco (UK) Limited and to GCO Canada Inc. exceed 50% of the Loan Cap. In the event that the availability for GCO Canada Inc. to borrow loans based solely on its own borrowing base is completely utilized, GCO Canada Inc. will have the ability, subject to certain terms and conditions, to obtain additional loans (but not to exceed its total revolving credit subfacility amount) to the extent of the then unused portion of the domestic Loan Cap.
The Company's revolving credit borrowings averaged $59.0 million during Fiscal 2019 and $127.5 million during Fiscal 2018, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for Fiscal 2019 and Fiscal 2018.
There were $11.2 million of letters of credit outstanding and $56.8 million of revolver borrowings outstanding, including $14.0 million (£10.7 million) related to Genesco (UK) Limited and $42.8 million (C$56.0 million) related to GCO Canada, under the Credit Facility at February 2, 2019.
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
Certain Covenants
The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $17.5 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $151.4 million at February 2, 2019. Because Excess Availability exceeded the greater of $17.5 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at February 2, 2019.

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

Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $20.0 million or 12.5% of the Loan Cap for 3 consecutive business days or if certain events of default occur under the Credit Facility.

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

Restrictions on Dividends and Redemptions of Capital Stock
The Credit Facility prohibits the payment of dividends and other restricted payments unless, among other things, as of the date of the making of any Restricted Payment (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma Excess Availability for the prior 60 day period equal to or greater than 20% of the Loan Cap, after giving pro forma effect to such Restricted Payment, or (ii) (A) the Borrowers have pro forma Excess Availability for the prior 60 day period of less than 20% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment or Acquisition, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro-forma basis for the twelve months preceding such Restricted Payment, will be equal to or greater than 1.0:1.0 and (c) after giving effect to such Restricted Payment, the Borrowers are Solvent (as defined in the Credit Facility). Additionally, the Company may make cash dividends on preferred stock up to $0.5 million in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2020.

U.K. Credit Facility Availability
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

There were $9.0 million in UK term loans and no UK revolver loans outstanding at February 2, 2019. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at February 2, 2019. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Off-Balance Sheet Arrangements
None.

Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 2, 2019.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$65,743	$8,970	$—	$56,773	$—
Operating Lease Obligations	1,097,721	183,432	330,739	259,912	323,638
Purchase Obligations(1)	616,882	616,882	—	—	—
Long-Term Obligations – Schuh(2)	147	147	—	—	—
Other Long-Term Liabilities	898	172	343	380	3
Total Contractual Obligations(3)	$1,781,391	$809,603	$331,082	$317,065	$323,641

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$11,156	$11,156	$—	$—	$—
Total Commercial Commitments	$11,156	$11,156	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Includes interest on the UK term loans. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
(3) Excludes unrecognized tax benefits of $2.2 million due to their uncertain nature in timing of payments, if any.

The total accrued benefit liability for other postretirement benefit plans as of February 2, 2019, was $4.5 million. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table. There is no requirement for the Company to make a pension plan contribution. See Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Capital Expenditures
Capital expenditures, including discontinued operations, were $57.2 million, $127.9 million and $94.0 million for Fiscal 2018, 2017 and 2016, respectively. The $70.7 million decrease in Fiscal 2019 capital expenditures as compared to Fiscal 2018 is primarily due to decreases of capital expenditures in Journeys Group and Schuh Group as well as discontinued operations. The $33.9 million increase in Fiscal 2018 capital expenditures as compared to Fiscal 2017 is primarily due to the expansion of the Journeys Group's warehouse as well as increased capital expenditures in discontinued operations.
Total capital expenditures in Fiscal 2020 are expected to be approximately $45 million. These include retail capital expenditures of approximately $37 million to open approximately 20 Journeys Group stores, including 12 Journeys Kidz stores, three Schuh stores and eight Johnston & Murphy shops and factory stores, and to complete approximately 57 major store renovations and includes approximately $12 million in computer hardware and software and warehouse enhancements for initiatives to drive traffic, enhance omni-channel and strengthen our brands. The planned amount of capital expenditures in Fiscal 2020 for wholesale operations and other purposes is approximately $8 million, including approximately $5 million for new systems.
Future Capital Needs
The Company expects that cash on hand and cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2020.
The Company had total available cash and cash equivalents of $167.4 million and $39.9 million as of February 2, 2019 and February 3, 2018, respectively, of which approximately $20.8 million and $21.2 million was held by the Company's foreign subsidiaries as of February 2, 2019 and February 3, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were $127.2 million and $0.0 million of cash equivalents included in cash and cash equivalents at February 2, 2019 and February 3, 2018, respectively. Cash equivalents are highly-liquid financial instruments having an original maturity of three months or less. The Company's $127.2 million of cash equivalents was invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.
Common Stock Repurchases
The weighted shares outstanding reflects the effect of the Company's new $125.0 million share repurchase program approved by the Board of Directors in December 2018. The Company repurchased 968,375 shares at a cost of $45.9 million during Fiscal 2019. The Company has repurchased 1,261,918 shares in the first quarter of Fiscal 2020, through April 2, 2019, at a cost of $55.8 million. The Company has $23.3 million remaining as of April 2, 2019 under its current $125.0 million share repurchase authorization.The Company repurchased 275,300 shares at a cost of $16.2 million during Fiscal 2018. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017.
Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 3, "Legal Proceedings" and Note 13 to the Company’s Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.7 million reflected in Fiscal 2019, $0.6 million reflected in Fiscal 2018 and $0.6 million reflected in Fiscal 2017. These charges are included in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of the probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition or results of operations.
Financial Market Risk
The following discusses the Company’s exposure to financial market risk.
Outstanding Debt of the Company – The Company has $9.0 million of outstanding U.K. term loans at a weighted average interest rate of 3.41% as of February 2, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $9.0 million term loans. The Company has $56.8 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 3.26% as of February 2, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $56.8 million revolver borrowings.
Cash and Cash Equivalents – The Company’s cash and cash equivalent balances are invested primarily in institutional money market funds. The Company did not have significant exposure to changing interest rates on invested cash at February 2, 2019. As a result, the Company considers the interest rate market risk implicit in these investments at February 2, 2019 to be low.
Summary – Based on the Company’s overall market interest rate exposure at February 2, 2019, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows for Fiscal 2019 would not be material.
Accounts Receivable – The Company’s accounts receivable balance at February 2, 2019 is concentrated primarily in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer each accounted for 18% and 9% and three customers each accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of February 2, 2019. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Foreign Currency Exchange Risk – The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and earnings from operations for Fiscal 2019 were positively impacted by $4.8 million and negatively impacted by $0.7 million, respectively, due to the change in foreign exchange rates.
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

The Company adopted ASC 715 in the first quarter of Fiscal 2019 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the Consolidated Statements of Operations. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations were applied retrospectively on and after the effective date. Upon adoption of this standard update, the Company reclassified the other components of net periodic benefit cost from selling and administrative expenses to other components of net periodic benefit cost on the Consolidated Statements of Operations. The retrospective adoption of this standard update resulted in a decrease to earnings from operations of $0.4 million and $0.0 million Fiscal 2019 and 2018, respectively, and an increase to earnings from operations of $2.1 million for Fiscal 2017 which was fully offset by the same amount on the other components of net periodic benefit cost line on the Consolidated Statements of Operations. As such, there was no impact to consolidated net earnings for Fiscal 2019, 2018 or 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASC 718"). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASC 718 in the first quarter of Fiscal 2018. The Company recorded an excess tax deficiency of $2.2 million as an increase in income tax expense related to share-based compensation for vested awards in Fiscal 2018. Earnings per share decreased $0.11 per share for Fiscal 2018 due to the impact of ASC 718. The Company reclassified $3.4 million from operating activities to financing activities on the Consolidated Statements of Cash Flows for Fiscal 2017 representing the value of the shares withheld for taxes on the vesting of restricted stock. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

In May 2014, the FASB issued ASC 606. The Company adopted ASC 606 in the first quarter of Fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of $4.4 million as an adjustment to the opening balance of retained earnings at February 4, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. While the adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements and related disclosures, it did impact the timing of revenue recognition for gift card breakage and the timing of recognizing expense for direct-mail advertising costs as presented in the Consolidated Statements of Operations for Fiscal 2019.

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

The Company intends to adopt this guidance in the first quarter of Fiscal 2020 using the optional transition method provided by ASU 2018-11. Additionally, the Company intends to elect the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also intends to elect to not separate lease and non-lease components for its store leases.

The Company has made substantial progress implementing new processes and updating internal controls to ensure compliance with the new standard. The Company continues to assess the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements, related disclosures and internal controls and is expecting a material impact on its Consolidated Balance Sheets because the Company is party to a significant number of lease contracts.

The Company estimates adoption of the standard will result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $750 million to $850 million, as of February 3, 2019. The Company does not believe the standard will materially affect the Company's Consolidated Statements of Operations, Comprehensive Income, Cash Flows or Equity.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - changes to the Disclosure Requirement for Defined Benefit Plans", ("ASU 2018-04"), to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract", ("ASU 2018-15"). The standard requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-15.
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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated April 3, 2019 expressed an unqualified opinion thereon.
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
April 3, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genesco Inc. and Subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated April 3, 2019 expressed an unqualified opinion thereon.
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
Nashville, Tennessee
April 3, 2019

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 2, 2019	February 3, 2018
Current Assets:
Cash and cash equivalents	$167,355	$39,937
Accounts receivable, net of allowances of $2,894 at February 2,
2019 and $4,593 at February 3, 2018	132,390	33,614
Inventories	366,667	388,410
Prepaids and other current assets	64,634	54,031
Current assets - discontinued operations	—	177,096
Total current assets	731,046	693,088

Property and equipment:
Land	7,953	8,047
Buildings and building equipment	82,621	79,656
Computer hardware, software and equipment	138,147	118,433
Furniture and fixtures	129,625	126,699
Construction in progress	5,920	29,457
Improvements to leased property	341,134	337,798
Property and equipment, at cost	705,400	700,090
Accumulated depreciation	(428,025)	(401,543)
Property and equipment, net	277,375	298,547
Deferred income taxes	21,335	25,077
Goodwill	93,081	100,308
Trademarks, net of accumulated amortization of zero at both
February 2, 2019 and February 3, 2018	30,904	33,150
Other intangibles, net of accumulated amortization of $4,680 at
February 2, 2019 and $4,696 at February 3, 2018	943	1,340
Other noncurrent assets	26,397	24,559
Non-current assets - discontinued operations	—	139,284
Total Assets	$1,181,081	$1,315,353

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	February 2, 2019	February 3, 2018
Current Liabilities:
Accounts payable	$158,603	$123,287
Accrued employee compensation	43,246	18,746
Accrued other taxes	17,389	16,114
Accrued income taxes	2,133	1,488
Current portion – long-term debt	8,992	1,766
Other accrued liabilities	45,313	50,523
Provision for discontinued operations	553	1,902
Current liabilities - discontinued operations	—	41,242
Total current liabilities	276,229	255,068
Long-term debt	56,751	86,619
Deferred rent and other long-term liabilities	108,704	115,348
Provision for discontinued operations	1,846	1,707
Non-current liabilities - discontinued operations	—	25,907
Total liabilities	443,530	484,649
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,060	1,052
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 2, 2019 – 19,591,048/19,102,584
February 3, 2018 – 20,392,253/19,903,789	19,591	20,392
Additional paid-in capital	264,138	250,877
Retained earnings	508,555	603,902
Accumulated other comprehensive loss	(37,936)	(29,192)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total Genesco equity	737,551	829,174
Noncontrolling interest – non-redeemable	—	1,530
Total equity	737,551	830,704
Total Liabilities and Equity	$1,181,081	$1,315,353

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2019	2018	2017
Net sales	$2,188,553	$2,127,547	$2,020,831
Cost of sales	1,141,497	1,116,164	1,044,912
Selling and administrative expenses	962,076	929,238	876,157
Asset impairments and other, net	3,163	7,773	(8,031)
Earnings from operations	81,817	74,372	107,793
Gain on sale of SureGrip Footwear	—	—	(12,297)
Loss on early retirement of debt	597	—	—
Other components of net periodic benefit cost	(380)	(29)	2,085
Interest expense, net:
Interest expense	4,115	5,420	5,294
Interest income	(774)	(8)	(47)
Total interest expense, net	3,341	5,412	5,247
Earnings from continuing operations before income taxes	78,259	68,989	112,758
Income tax expense	27,035	32,281	39,876
Earnings from continuing operations	51,224	36,708	72,882
(Loss) earnings from discontinued operations, net of tax of
$27.5 million, $22.7 million and $13.4 million for Fiscal 2019,
2018 and 2017, respectively	(103,154)	(148,547)	24,549
Net Earnings (Loss)	$(51,930)	$(111,839)	$97,431

Basic earnings (loss) per common share:
Continuing operations	$2.65	$1.91	$3.63
Discontinued operations	(5.33)	(7.73)	1.22
Net earnings (loss)	$(2.68)	$(5.82)	$4.85
Diluted earnings (loss) per common share:
Continuing operations	$2.63	$1.90	$3.61
Discontinued operations	(5.29)	(7.70)	1.22
Net earnings (loss)	$(2.66)	$(5.80)	$4.83

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2019	2018	2017
Net earnings (loss)	$(51,930)	$(111,839)	$97,431
Other comprehensive income (loss):
Pension liability adjustment net of tax of $0.0 million,
$1.9 million and $2.4 million for 2019, 2018 and 2017 respectively	123	5,189	3,618
Postretirement liability adjustment net of tax of $1.6 million,
$0.1 million and $0.4 million for 2019, 2018 and 2017, respectively	4,077	(376)	(674)
Stranded tax effect from tax reform	—	(2,234)	—
Foreign currency translation adjustments	(12,944)	19,521	(11,623)
Total other comprehensive income (loss)	(8,744)	22,100	(8,679)
Comprehensive Income (Loss)	$(60,674)	$(89,739)	$88,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(51,930)	$(111,839)	$97,431
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	76,939	78,326	75,768
Amortization of deferred note expense and debt discount	593	747	839
Deferred income taxes	272	(15,584)	5,394
Provision for accounts receivable	116	853	442
Impairment of intangible assets	5,736	182,211	—
Impairment of long-lived assets	5,823	2,670	6,409
Restricted stock expense	13,437	13,505	13,481
Provision for discontinued operations	743	552	701
Loss (Gain) on sale of business	126,321	—	(14,701)
Loss on pension buyout	—	—	2,456
Other	1,751	1,857	1,599
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	6,312	835	1,362
Inventories	2,684	31,606	(45,396)
Prepaids and other current assets	(9,116)	(4,025)	(2,258)
Accounts payable	43,028	(7,337)	24,527
Other accrued liabilities	20,713	(22,339)	(12,867)
Other assets and liabilities	(6,279)	12,553	10,062
Net cash provided by operating activities	237,143	164,591	165,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,230)	(127,853)	(93,970)
Other investing activities	1,505	—	—
Acquisitions, net of cash acquired	—	—	(22)
Proceeds from asset sales and sale of businesses	(778)	252	23,053
Net cash used in investing activities	(56,503)	(127,601)	(70,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,650)	(9,289)	(6,591)
Borrowings under revolving credit facility	284,473	515,560	340,920
Payments on revolving credit facility	(299,606)	(508,875)	(357,685)
Shares repurchased related to share repurchase plan	(44,935)	(16,163)	(140,499)
Restricted shares withheld for taxes	(2,853)	(1,716)	(3,435)
Change in overdraft balances	15,494	(22,498)	(8,349)
Additions to deferred note cost	(359)	(1,429)	—
Exercise of stock options	—	—	1,018
Other	(3,322)	(3,000)	(3,594)
Net cash used in financing activities	(52,758)	(47,410)	(178,215)
Effect of foreign exchange rate fluctuations on cash	(464)	2,056	(1,082)
Net Increase (Decrease) in Cash and Cash Equivalents	127,418	(8,364)	(84,987)
Cash and cash equivalents at beginning of year(1)	39,937	48,301	133,288
Cash and cash equivalents at end of year(1)	$167,355	$39,937	$48,301
Net cash paid for:
Interest	$3,338	$5,350	$4,263
Income taxes	12,451	37,471	52,384

(1) The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity

In Thousands	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 30, 2016	$1,077	$22,323	$224,004	$768,222	$(42,613)	$(17,857)	$1,627	$956,783
Net earnings	—	—	—	97,431	—	—	—	97,431
Other comprehensive loss	—	—	—	—	(8,679)	—	—	(8,679)
Exercise of stock options	—	27	991	—	—	—	—	1,018
Employee and non-employee restricted stock	—	—	13,481	—	—	—	—	13,481
Restricted stock issuance	—	236	(236)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(3,435)	—	—	—	(3,435)
Tax benefit of stock options and
restricted stock exercised	—	—	(657)	—	—	—	—	(657)
Shares repurchased	—	(2,156)	—	(131,107)	—	—	—	(133,263)
Other	(17)	(20)	38	—	—	—	—	1
Noncontrolling interest – loss	—	—	—	—	—	—	(159)	(159)
Balance January 28, 2017	1,060	20,354	237,677	731,111	(51,292)	(17,857)	1,468	922,521
Net loss	—	—	—	(111,839)	—	—	—	(111,839)
Other comprehensive earnings	—	—	—	—	22,100	—	—	22,100
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – gain	—	—	—	—	—	—	62	62
Balance February 3, 2018	1,052	20,392	250,877	603,902	(29,192)	(17,857)	1,530	830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss		—	—	(51,930)	—	—	—	(51,930)
Other comprehensive loss	—	—	—	—	(8,744)	—	—	(8,744)
Employee and non-employee restricted stock	—	—	13,437	—	—	—	—	13,437
Restricted stock issuance	—	390	(390)	—	—	—	—	—
Restricted shares withheld for taxes	—	(70)	70	(2,853)	—	—	—	(2,853)
Shares repurchased	—	(968)	—	(44,977)	—	—	—	(45,945)
Other	8	(153)	144	—	—	—	—	(1)
Noncontrolling interest – loss	—	—	—	—	—	—	(1,530)	(1,530)
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$—	$737,551

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities as of February 3, 2018 have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note 3 for additional information related to discontinued operations. At February 2, 2019, the Company operated 1,512 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

During Fiscal 2019, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce and catalog operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G.H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

Principles of Consolidation
All subsidiaries are consolidated in the Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2019 was a 52-week year with 364 days, Fiscal 2018 was a 53-week year with 371 days and Fiscal 2017 was a 52-week year with 364 days. Fiscal 2019 ended on February 2, 2019, Fiscal 2018 ended on February 3, 2018 and Fiscal 2017 ended on January 28, 2017.

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

Significant areas requiring management estimates or judgments include the following key financial areas:

Inventory Valuation
The Company values its inventories at the lower of cost or net realizable value in its wholesale and Schuh Group segment.

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

In its retail operations, other than the Schuh Group segment, the Company employs the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters. The Company has made pretax accruals for certain of these contingencies, including approximately $0.7 million in Fiscal 2019, $0.6 million in Fiscal 2018 and $0.6 million in Fiscal 2017. These charges are included in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company’s accruals, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a best estimate of probable loss connected to the proceeding, or in cases in which no best estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all liabilities will be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company’s financial condition, cash flows, or results of operations. See also Notes 3 and 13.

Revenue Recognition
On February 4, 2018, the Company adopted ASC 606 using the modified retrospective approach for all contracts not completed as of the adoption date. Financial results for reporting periods beginning after February 3, 2018 are presented in accordance with ASC 606, while prior periods will continue to be reported in accordance with the Company's pre-adoption accounting policies and therefore have not been adjusted to conform to ASC 606.

The primary impact of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage and the timing of recognizing expense for direct-mail advertising costs. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. Upon adoption, the Company now recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. Prior to adopting ASC 606, the Company capitalized direct-response advertising costs and expensed them over the period of benefit. Under ASC 606, the Company is recognizing these costs as expense when incurred. Additionally, the adoption of ASC 606 resulted in the Company presenting the asset for the carrying amount of product to be returned within prepaids and other current assets on the Consolidated Balance Sheets. Prior to adopting ASC 606, the value of product expected to be returned was presented as a component of inventories on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The cumulative effect of the changes made to the Company's Consolidated Balance Sheets as of February 4, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at	Adjustments	Balance at
	February 3, 2018	due to ASC 606	February 4, 2018

Assets
Current assets:
Prepaids and other current assets	$33,614	$2,275	$35,889
Inventories	388,410	(4,526)	383,884
Deferred income taxes	25,077	(1,568)	23,509

Liabilities and Equity
Current liabilities:
Other accrued liabilities	50,523	(3,332)	47,191
Current liabilities - discontinued operations	41,242	(4,900)	36,342
Equity
Retained Earnings	603,902	4,413	608,315

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company's Consolidated Statements of Operations for the twelve months ended February 2, 2019 and Consolidated Balance Sheets as of February 2, 2019 were as follows (in thousands, except per share data):

	February 2, 2019
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Inventories	$366,667	$369,906	$(3,239)
Prepaids and other current assets	64,634	64,139	495
Total current assets	731,046	733,790	(2,744)

Deferred income taxes	21,335	21,785	(450)
Total Assets	1,181,081	1,184,275	(3,194)

Other accrued liabilities	45,313	48,798	(3,485)
Total current liabilities	276,229	279,714	(3,485)
Total liabilities	443,530	447,015	(3,485)
Retained earnings	508,555	508,242	313
Accumulated other comprehensive loss	(37,936)	(37,914)	(22)
Total equity	737,551	737,260	291
Total Liabilities and Equity	1,181,081	1,184,275	(3,194)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

	Fiscal 2019
	As Reported	Balances without the adoption of ASC 606	Effect of Change Higher/(Lower)

Net sales	$2,188,553	$2,188,398	$155
Selling and administrative expenses	962,076	961,581	495
Earnings from operations	81,817	82,157	(340)
Earnings from continuing operations before income taxes	78,259	78,599	(340)
Income tax expense	27,035	27,127	(92)
Earnings from continuing operations	51,224	51,472	(248)
Loss from discontinued operations	(103,154)	(99,302)	(3,852)
Net earnings	(51,930)	(47,830)	(4,100)

Diluted earnings per share from continuing operations	$2.63	$2.64	$(0.01)

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

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Operations within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The Consolidated Balance Sheets include an accrued liability for gift cards of $5.1 million and $8.4 million at February 2, 2019 and February 3, 2018, respectively. Gift card breakage recognized as revenue was $0.8 million, $0.4 million and $0.6 million for Fiscal 2019, 2018 and 2017, respectively. During Fiscal 2019, the Company recognized $3.6 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 3, 2018.

Income Taxes
As part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income or other sources. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent the Company believes that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, the Company includes an expense within the tax provision in the Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 2, 2019, the Company had a deferred tax valuation allowance of $20.4 million.

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
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

Postretirement Benefits Plan Accounting
Full-time employees who had at least 1000 hours of service in calendar year 2004, except employees in the Schuh Group segment, are covered by a defined benefit pension plan. The Company froze the defined benefit pension plan effective January 1, 2005. The Company also provides certain former employees with limited medical and life insurance benefits. The Company funds at least the minimum amount required by the Employee Retirement Income Security Act.

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

The Company utilizes a calculated value of assets, which is an averaging method that recognizes changes in the fair values of assets over a period of five years. Accounting principles generally accepted in the United States require that the Company recognize a portion of these losses when they exceed a calculated threshold. These losses might be recognized as a component of pension expense in future years and would be amortized over the average future service of employees, which is currently approximately 9 years.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $167.4 million and $39.9 million as of February 2, 2019 and February 3, 2018, respectively, of which approximately $20.8 million and $21.2 million was held by the Company's foreign subsidiaries as of February 2, 2019 and February 3, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. There were $127.2 million and $0.0 million of cash equivalents included in cash and cash equivalents at February 2, 2019 and February 3, 2018, respectively. Cash equivalents are primarily institutional money market funds. The Company's $127.2 million of cash equivalents was invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.
At February 2, 2019, substantially all of the Company’s domestic cash was invested in institutional money market funds. The majority of payments due from banks for domestic customer credit card

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Consolidated Balance Sheets.

At February 2, 2019 and February 3, 2018, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $29.6 million and $14.2 million, respectively. These amounts are included in accounts payable in the Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer each accounted for 18% and 9% and three customers each accounted for 7% of the Company’s total trade receivables balance, while no other customer accounted for more than 4% of the Company’s total trade receivables balance as of February 2, 2019.

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

Depreciation expense related to property and equipment was approximately $52.1 million, $51.5 million and $49.8 million for Fiscal 2019, 2018 and 2017, respectively.

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

Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognizes asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded in accrued expenses and other accrued liabilities and deferred rent and other long-term liabilities in the Consolidated Balance Sheets and are subsequently adjusted for changes in estimated asset retirement obligations. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

The Consolidated Balance Sheets include asset retirement obligations related to leases of $10.9 million and $9.7 million as of February 2, 2019 and February 3, 2018, respectively.

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

Intangible assets of the Company with indefinite lives are primarily goodwill and identifiable trademarks acquired in connection with the acquisition of Little Burgundy in December 2015 and Schuh Group Ltd. in June 2011. The Consolidated Balance Sheets include goodwill of $83.2 million for the Schuh Group and $9.8 million for Journeys Group at February 2, 2019, and $89.9 million for the Schuh Group and $10.4 million for Journeys Group at February 3, 2018. The Company tests for impairment of intangible assets with an indefinite life, relying on a number of factors including operating results,

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

business plans, projected future cash flows and observable market data. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount.

In connection with acquisitions, the Company records goodwill on its Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk the Company considers to be inherent in its current business model. The Company performs the impairment test annually at the beginning of its fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired. During the fourth quarter of Fiscal 2019, because the Schuh Group business had continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. See Note 2 for additional information.

Identifiable intangible assets of the Company with finite lives are trademarks, customer lists, in-place leases and a vendor contract. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at February 2, 2019 and February 3, 2018 are:

In thousands	February 2, 2019		February 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$56,773	$56,861	$69,372	$69,421
UK Term Loans	8,970	9,063	11,419	11,602
UK Revolver Borrowings	—	—	7,594	7,671

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Consolidated Statements of Operations in the amounts of $5.6 million, $5.8 million and $6.2 million for Fiscal 2019, 2018 and 2017, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $334.3 million, $333.8 million and $313.4 million for Fiscal 2019, 2018 and 2017, respectively.

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

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $68.3 million, $68.6 million and $62.9 million for Fiscal 2018, 2017 and 2016, respectively. Prior to adopting ASC 606, the Company capitalized direct response advertising costs for catalogs and such costs were expensed over the period of benefit in accordance with the Other Assets and Deferred Costs Topic for Capitalized Advertising Costs of the Codification. For prior periods, the Consolidated Balance Sheets include prepaid assets for direct response advertising costs of $2.3 million at February 3, 2018.

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

Cooperative advertising costs recognized in selling and administrative expenses were $1.8 million, $3.3 million and $3.6 million for Fiscal 2019, 2018 and 2017, respectively. During Fiscal 2019, 2018 and 2017, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $7.8 million, $8.7 million and $6.7 million for Fiscal 2019, 2018 and 2017, respectively. During Fiscal 2019, 2018 and 2017, the Company’s vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock (see Note 11).

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net (gain) loss of $1.0 million, $0.1 million and $(1.0) million for Fiscal 2019, 2018 and 2017, respectively.

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

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustments to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at February 2, 2019 consisted of $6.0 million of cumulative pension liability adjustment, net of tax, a cumulative post retirement liability adjustment of $(1.9) million, net of tax, and a cumulative foreign currency translation adjustment of $33.8 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss for the year ended February 2, 2019:

	Foreign Currency Translation	Unrecognized Pension/Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance February 3, 2018	$(20,808)	$(8,384)	$(29,192)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(11,481)	—	(11,481)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(1,463)	—	(1,463)
Plan amendment	—	3,658	3,658
Net actuarial gain	—	2,688	2,688
Amounts reclassified from AOCI:
Curtailment(1)	—	(1,199)	(1,199)
Amortization of net actuarial loss and prior service cost - ongoing operations(2)	—	582	582
Amortization of net actuarial loss and prior service cost - discontinued operations(1)	—	(57)	(57)
Income tax expense	—	1,472	1,472
Current period other comprehensive income (loss), net of tax	(12,944)	4,200	(8,744)
Balance February 2, 2019	$(33,752)	$(4,184)	$(37,936)
(1) Amount is included in (loss) earnings from discontinued operations on the Consolidated Statements of Operations.
(2) Amount is included in other components of net periodic benefit cost on the Consolidated Statements of Operations.

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

The Company adopted ASC 715 in the first quarter of Fiscal 2019 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the Consolidated Statements of Operations. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the Consolidated Statements of Operations were applied retrospectively on and after the effective date. Upon adoption of this standard update, the Company reclassified the other components of net periodic benefit cost from selling and administrative expenses to other components of net periodic benefit cost on the Consolidated Statements of Operations. The retrospective adoption of this standard update resulted in a decrease to earnings from operations of $0.4 million and $0.0 million for Fiscal 2019 and 2018, respectively, and an increase to earnings from operations of $2.1 million for Fiscal 2017 which was fully offset by the same amounts on the other components of net periodic benefit cost line on the Consolidated Statements of Operations.
As such, there was no impact to consolidated net earnings for Fiscal 2019, 2018 or 2017.

In March 2016, the FASB issued ASC 718. The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of the Company's income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on the Company's stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. The Company adopted ASC 718 in the first quarter of Fiscal 2018. The Company recorded an excess tax deficiency of $2.2 million as an increase in income tax expense related to share-based compensation for vested awards in Fiscal 2018. Earnings per share decreased $0.11 per share for Fiscal 2018 due to the impact of ASC 718. The Company reclassified $3.4 million from operating activities to financing activities on the Consolidated Statements of Cash Flows for Fiscal 2017 representing the value of the shares withheld for taxes on the vesting of restricted stock. If the Company had adopted the standard in Fiscal 2017, reported earnings per share would have decreased $0.03 per share for Fiscal 2017.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

The Company adopted ASC 606 in the first quarter of Fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of $4.4 million as an adjustment to the opening balance of retained earnings at February 4, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. While the adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements and related disclosures, it did impact the timing of revenue recognition for gift card breakage and the timing of recognizing expense for direct-mail advertising costs as presented in the Consolidated Statements of Operations for Fiscal 2019.

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

The Company intends to adopt this guidance in the first quarter of Fiscal 2020 using the optional transition method provided by ASU 2018-11. Additionally, the Company intends to elect the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also intends to elect to not separate lease and non-lease components for its store leases.

The Company has made substantial progress implementing new processes and updating internal controls to ensure compliance with the new standard. The Company continues to assess the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements, related disclosures and internal controls and is expecting a material impact on its Consolidated Balance Sheets because the Company is party to a significant number of lease contracts.

The Company estimates adoption of the standard will result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $750 million to $850 million, as of February 3, 2019. The Company does not believe the standard will materially affect the Company's Consolidated Statements of Operations, Comprehensive Income, Cash Flows or Equity.

In August 2018, the FASB issued ASU 2018-14, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to its Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

In August 2018, the FASB issued ASU 2018-15. The standard requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-15.

 Note 2
Goodwill, Other Intangible Assets and Sale of Business

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In Thousands)	Schuh Group	Journeys Group	Total Goodwill
Balance, February 3, 2018	$89,915	$10,393	$100,308
Effect of foreign currency exchange rates	(6,672)	(555)	$(7,227)
Balance, February 2, 2019	$83,243	9,838	$93,081

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the fourth quarter of Fiscal 2019, because the Schuh Group business has continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $11.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.4 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
Goodwill, Intangible Assets and Sale of Business, Continued

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists		Other(1)		Total
In thousands	Feb. 2, 2019	Feb. 3, 2018	Feb. 2, 2019	Feb. 3, 2018	Feb. 2, 2019	Feb. 3, 2018	Feb. 2, 2019	Feb. 3, 2018
Gross other intangibles	$3,532	$3,780	$1,450	$1,564	$641	$692	$5,623	$6,036
Accumulated amortization	(2,916)	(2,865)	(1,450)	(1,564)	(314)	(267)	(4,680)	(4,696)
Net Other Intangibles	$616	$915	$—	$—	$327	$425	$943	$1,340

(1)Includes vendor contract.

The amortization of intangibles was less than $0.1 million for Fiscal 2019 and 2018 and $0.1 million for Fiscal 2017. The amortization of intangibles will be less than $0.1 million for the next five years.

Sale of Business
On December 25, 2016, the Company completed the sale of all the stock of the Company's subsidiary, Keuka Footwear, Inc., which operated the SureGrip occupational, slip-resistant footwear business within the Licensed Brands Group, to Shoes for Crews, LLC. The Company recognized a gain on the sale, in Fiscal 2017, of $(12.3) million, net of transaction-related expenses before tax.
The sale of SureGrip Footwear was not a strategic shift that would have a major effect on operations and financial results, and therefore the business was not presented as discontinued operations in the Company's Consolidated Financial Statements.

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

The Company recorded a pretax charge to earnings of $3.2 million in Fiscal 2019, including $4.2 million for retail store asset impairments, $0.3 million in legal and other matters and $0.1 million for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

The Company recorded a pretax charge to earnings of $7.8 million in Fiscal 2018, including a $5.2 million licensing termination expense, $1.7 million for retail store asset impairments and $0.9 million for hurricane losses.

The Company recorded a pretax gain to earnings of $(8.0) million in Fiscal 2017, including a gain of $(8.9) million for network intrusion expenses as a result of a litigation settlement and a gain of $(0.5) million for other legal matters, partially offset by $1.4 million for retail store asset impairments.

Discontinued Operations

On December 14, 2018, the Company entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings (the "Purchaser"), a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2019 for $100.0 million cash, which remains subject to working capital and other adjustments. Because the effective date of closing was a Saturday and the cash proceeds were not received by the Company until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019.

As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations. The Company has presented operating results of Lids Sports Group and the loss on the sale of Lids Sports Group in (loss) earnings from discontinued operations, net on the Consolidated Statements of Operations for all periods presented. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. In addition, the third quarter Fiscal 2018 goodwill impairment charge of $182.2 million and the third quarter Fiscal 2019 trademark impairment charge of $5.7 million related to the Lids Sports Group business segment, that were both previously excluded from the calculation of segment earnings, were reclassified to discontinued

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

operations. The related assets and liabilities of Lids Sports Group are presented as current and non-current assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of February 3, 2018. The Company will provide various transition services to the Purchaser for a period of up to six months under a separate agreement after the closing.

As part of the Lids Sports Group sales transaction, the Purchaser has agreed to indemnify and hold the Company harmless in connection with continuing obligations and any guarantees of the Company in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, the Company is contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. In addition, the Company is a guarantor for 71 of Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $29.6 million as of February 2, 2019. The Company does not believe the fair value of the guarantees is material to the Company's Consolidated Financial Statements.

Components of amounts reflected in (loss) earnings from discontinued operations, net of tax on the Consolidated Statements of Operations for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 are as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Net sales	$723,125	$779,469	$847,510
Cost of sales	348,038	374,730	405,903
Selling and administrative expenses	370,480	391,982	400,513
Goodwill and trademark impairment	5,736	182,211	—
Asset impairments and other, net	2,394	1,068	4,773
Loss on sale of Lids Sports Group	(126,321)	—	—
Other components of net periodic benefit cost	(23)	(128)	(69)
Gain on sale of Lids Team Sports	—	—	2,404
Provision for discontinued operations(1)	(743)	(552)	(701)
(Loss) earnings from discontinued operations before taxes	(130,610)	(171,202)	37,955
Income tax expense (benefit)	(27,456)	(22,655)	13,406
(Loss) earnings from discontinued operations, net of tax	$(103,154)	$(148,547)	$24,549

(1) Expenses primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see additional disclosures below and Note 13).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

During the fourth quarter of Fiscal 2019, the Company recorded a loss on the sale of Lids Sports Group of $98.3 million, net of tax, on the sale of these assets, representing the sales price less the value of the Lids Sports Group assets sold and other miscellaneous charges, including divestiture transaction costs, offset by a tax benefit on the loss. Included in the loss on the sale is a $48.7 million write-off of trademarks. The loss on the sale of Lids Sports Group is reflected in the table above. The tax benefit associated with discontinued operations differs from the effective rate due to the mix of earnings and loss in the various jurisdictions, the impact of permanent items and other factors.

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets at February 3, 2018 are included in the following table. The sale of Lids Sports Group was completed on February 2, 2019, and, accordingly, the assets and liabilities are not included as of February 2, 2019.

(In thousands)	February 3, 2018
Assets
Accounts Receivable	$9,678
Inventories	154,215
Prepaids and other current assets	13,203
Current assets - discontinued operations	$177,096
Property and equipment, net	$84,082
Trademarks	54,748
Other Intangibles	454
Long-term assets - discontinued operations	$139,284
Liabilities
Accounts payable	$17,675
Accrued employee compensation	1,870
Other accrued liabilities	21,697
Current liabilities - discontinued operations	$41,242

Deferred rent and other long-term liabilities	$25,907
Long-term liabilities - discontinued operations	$25,907

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for each period presented:

	Fiscal Year
(In thousands)	2019	2018	2017
Depreciation and amortization	$24,778	$26,793	$25,825
Capital expenditures	15,450	29,244	19,045
Impairment of intangible assets	5,736	182,211	—
Impairment of long-lived assets	1,670	1,007	5,052

Discontinued Operations related to Environmental Matters
In Fiscal 2019, Fiscal 2018 and Fiscal 2017, the Company recorded an additional charge to earnings of $0.7 million, $0.6 million and $0.7 million, respectively, reflected in (loss) earnings from discontinued operations, net in the Consolidated Statements of Operations primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see Note 13).

Accrued Provision for Discontinued Operations
In thousands	Facility Shutdown Costs
Balance January 30, 2016	$15,619
Additional provision Fiscal 2017	701
Charges and adjustments, net	(11,277)
Balance January 28, 2017	5,043
Additional provision Fiscal 2018	552
Charges and adjustments, net	(1,986)
Balance February 3, 2018	3,609
Additional provision Fiscal 2019	743
Charges and adjustments, net	(1,953)
Balance February 2, 2019(1)	2,399
Current provision for discontinued operations	553
Total Noncurrent Provision for Discontinued Operations	$1,846

(1)Includes a $1.8 million environmental provision, including $0.6 million in current provision for discontinued operations.

Note 4
Inventories

In thousands	February 2, 2019	February 3, 2018
Wholesale finished goods	$45,679	$52,924
Retail merchandise	320,988	335,486
Total Inventories	$366,667	$388,410

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
The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of February 2, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of May 5, 2018	$434	$—	$—	$434	$1,025
Measured as of August 4, 2018	171	—	—	171	329
Measured as of November 3, 2018	—	—	—	—	699
Measured as of February 2, 2019	422	—	—	422	2,099
Total Asset Impairment Fiscal 2019					$4,152

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $4.2 million of impairment charges as a result of the fair value measurement of its long-lived assets

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 5
Fair Value, Continued

held and used and tested on a nonrecurring basis during the twelve months ended February 2, 2019. These charges are reflected in asset impairments and other, net on the Consolidated Statements of Operations.
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

Note 6
Long-Term Debt

In thousands	February 2, 2019	February 3, 2018
U.S. Revolver borrowings	$56,773	$69,372
UK term loans	8,992	11,479
UK revolver borrowings	—	7,594
Deferred note expense on term loans	(22)	(60)
Total long-term debt	65,743	88,385
Current portion	8,992	1,766
Total Noncurrent Portion of Long-Term Debt	$56,751	$86,619

Long-term debt maturing during each of the next five fiscal years is $9.0 million, $0.0 million, $0.0 million, $56.8 million and $0.0 million, respectively.

The Company had $56.8 million of revolver borrowings outstanding under the Credit Facility at February 2, 2019, which includes $14.0 million (£10.7 million) related to Genesco (UK) Limited and $42.8 million (C$56.0 million) related to GCO Canada, and had $9.0 million (£6.9 million) in term loans outstanding and $0.0 million (€0.0 million) in revolver loans outstanding under the U.K. Credit Facilities (described below) at February 2, 2019. The Company had outstanding letters of credit of $11.2 million under the Credit Facility at February 2, 2019. These letters of credit support lease and insurance indemnifications.
U. S. Credit Facility:

On February 1, 2019, the Company entered into a First Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement, (the “Credit Facility”) by and among the Company, certain subsidiaries of the Company party thereto (the "Borrowers"), the lenders party thereto (the "Lenders") and Bank of America, N.A., as agent (the "Agent"), amending the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018. The Amendment modifies the Credit Facility to, among other things, decrease each of the Domestic Total Commitments and the Total Commitments from $400.0 million to $275.0 million and to permit the sale of Lids Sports Group. The Credit Facility matures January 31, 2023.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

Deferred financing costs incurred of $1.7 million related to the Credit Facility were capitalized and being amortized over five years. In connection with the Amendment to the Credit Facility, deferred financing costs of $0.6 million were written off based on a prorata reduction in the Credit Facility. These costs are included in loss on early retirement of debt on the Consolidated Statements of Operations. The remaining balance of deferred financing costs incurred related to the Credit Facility are being amortized over the remaining four years of the agreement. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The material terms of the Credit Facility are as follows:

Availability
The Credit Facility, as amended, is a revolving credit facility in the aggregate principal amount of $275.0 million, including (i) for the Company and the other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada Inc., a revolving credit subfacility in an aggregate amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million. Any swingline loans and any letters of credit and borrowings under the Canadian and UK subfacilities will reduce the availability under the Credit Facility on a dollar-for-dollar basis.
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
The aggregate amount of the loans made and letters of credit issued under the Credit Facility, as amended, shall at no time exceed the lesser of the facility amount ($275.0 million or, if increased as described above, up to $475.0 million) or the "Borrowing Base", which generally is based on 90% of eligible inventory (increased to 92.5% during fiscal months September through November) plus 85% of eligible wholesale receivables plus 90% of eligible credit card and debit card receivables of the Company and the other borrowers formed in the U.S. and GCO Canada Inc. less applicable reserves (the "Loan Cap"). If requested by the Company and Genesco (UK) Limited and agreed to by the required percentage of Lenders, the relevant assets of Genesco (UK) Limited will be included in the Borrowing Base, provided that amounts borrowed by Genesco (UK) Limited based solely on its own borrowing base will be limited to $100.0 million, subject to the increased facility as described above. At no time can the total loans outstanding to Genesco (UK) Limited and to GCO Canada Inc. exceed 50% of the Loan Cap. In the event that the availability for GCO Canada Inc. to borrow loans based solely on its own borrowing base is completely utilized, GCO Canada Inc. will have the ability, subject to certain terms and conditions, to obtain additional loans (but not to exceed its total revolving credit subfacility amount) to the extent of the then unused portion of the domestic Loan Cap.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Long-Term Debt, Continued

The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Collateral
The loans and other obligations under the Credit Facility are secured by a perfected first priority lien on, and security interest in certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes intellectual property, equity interests, equipment, real estate and leaseholds interests. The assets of GCO Canada Inc. pledged as collateral only serve to secure the obligations of GCO Canada Inc. and Genesco (UK) Limited and their respective subsidiaries. The assets of Genesco (UK) Limited will not be pledged as collateral unless the UK borrowing base is established and once pledged, will only serve to secure the obligations of GCO Canada Inc. and Genesco (UK) Limited and their respective subsidiaries.
Interest and Fees
The Company’s borrowings under the Credit Facility bear interest at varying rates that, at the Company’s option, can be based on:
Domestic Facility:
(a) LIBOR (not to be less than zero) plus the applicable margin (based on average Excess Availability (as defined below) during the prior quarter), or (b) the domestic Base Rate (not to be less than zero) (defined as the highest of (i) the Bank of America prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of thirty days plus 1.0%) plus the applicable margin.
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
Canadian swingline loans - Canadian Prime Rate or U.S. Index Rate, plus the applicable margin.

The initial applicable margin for domestic Base Rate loans (including domestic swingline loans), U.S. Index rate loans (including Canadian swingline loans) and Canadian Prime Rate loans (including Canadian swingline loans) was 0.50% and the initial applicable margin for LIBOR loans, BA equivalent loans and UK swingline loans was 1.50%. Thereafter, the applicable margin is subject to adjustment based on the average daily “Excess Availability” for the prior quarter. The term “Excess Availability” means, as of any given date, the excess (if any) of the Loan Cap over the outstanding credit extensions under the Credit Facility.

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
Certain Covenants
The Company is not required to comply with any financial covenants unless Excess Availability is less than the greater of $17.5 million or 10% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10% of the Loan Cap, the Credit Facility requires the
Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $151.4 million at February 2, 2019. Because Excess Availability exceeded the greater of $17.5 million or 10% of the Loan Cap, the Company was not required to comply with this financial covenant at February 2, 2019.

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
Cash Dominion
The Credit Facility also contains cash dominion provisions that apply in the event that the Company’s Excess Availability is less than the greater of $20.0 million or 12.5% of the Loan Cap for three consecutive business days or if certain events of default occur under the Credit Facility.
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

The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at February 2, 2019. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 7
Commitments Under Long-Term Leases
Operating Leases
The Company leases its office space and all of its retail store locations, certain distribution centers and transportation equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2033. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The stores leases in the United Kingdom, the Republic of Ireland and Germany typically have initial terms of between 10 and 15 years. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. Approximately 2% of the Company’s leases contain renewal options.
Rental expense under operating leases of continuing operations was:

In thousands	2019	2018	2017
Minimum rentals	$192,508	$196,392	$179,806
Contingent rentals	10,271	6,979	7,459
Sublease rentals	(191)	(223)	(757)
Total Rental Expense	$202,588	$203,148	$186,508

Minimum rental commitments payable in future years are:

Fiscal Years	In thousands
2020	$183,432
2021	171,584
2022	159,155
2023	140,889
2024	119,023
Later years	323,638
Total Minimum Rental Commitments	$1,097,721

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

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.5 million and $23.3 million at February 2, 2019 and February 3, 2018, respectively, and deferred rent of $48.6 million and $44.8 million at February 2, 2019 and February 3, 2018, respectively, are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity
Non-Redeemable Preferred Stock

	Shares Authorized	Number of Shares			Amounts in Thousands
Class		2019	2018	2017	2019	2018	2017
Employees’ Subordinated Convertible Preferred	5,000,000	36,147	36,671	37,646	$1,084	$1,100	$1,129
Stated Value of Issued Shares					1,084	1,100	1,129
Employees’ Preferred Stock Purchase Accounts					(24)	(48)	(69)
Total Non-Redeemable Preferred Stock					$1,060	$1,052	$1,060

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

Preferred Stock Transactions

In thousands	Non-Redeemable Employees’ Preferred Stock	Employees’ Preferred Stock Purchase Accounts	Total Non-Redeemable Preferred Stock
Balance January 30, 2016	$1,146	$(69)	$1,077
Other stock conversions	(17)	—	(17)
Balance January 28, 2017	1,129	(69)	1,060
Other stock conversions	(29)	21	(8)
Balance February 3, 2018	1,100	(48)	1,052
Other stock conversions	(16)	24	8
Balance February 2, 2019	$1,084	$(24)	$1,060

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
Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 2, 2019 – 19,591,048 shares; February 3, 2018 –20,392,253 shares. There were 488,464 shares held in treasury at February 2, 2019 and February 3, 2018. Each outstanding share is entitled to one vote. At February 2, 2019, common shares were reserved as follows: 36,147 shares for conversion of preferred stock and 1,354,713 shares for the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan").

For the year ended February 2, 2019, 353,633 shares of common stock were issued as restricted shares as part of the 2009 Plan; 36,421 shares were issued to directors in exchange for their services; 69,762 shares were withheld for taxes on restricted stock vested in Fiscal 2019; 153,646 shares of restricted stock were forfeited in Fiscal 2019; and 524 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 968,375 shares of common stock at an average weighted market price of $47.45 for a total of $45.9 million.

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

The Company’s Credit Facility prohibits the payment of dividends unless as of the date of the making of any such Restricted Payment (as defined in the Credit Facility), (a) no Default (as defined in the Credit Facility) or Event of Default (as defined in the Credit Facility) exists or would arise after giving effect to such Restricted Payment, and (b) either (i) the Borrowers (as defined in the Credit Facility) have pro forma Excess Availability (as defined in the Credit Facility) for the prior 60 day period equal to or greater than 20% of the Loan Cap (as defined in the Credit Facility), after giving pro forma effect to such Restricted Payment, or (ii) (A) the Borrowers have pro forma Excess Availability for the prior 60 day period of less than 20% of the Loan Cap but equal to or greater than 15% of the Loan Cap, after giving pro forma effect to the Restricted Payment, and (B) the Fixed Charge Coverage Ratio (as defined in the Credit Facility), on a pro forma basis for the twelve months preceding such Restricted Payment, will be equal to or greater than 1.0:1.0, and (c) after giving effect to such Restricted Payment, the Borrowers are Solvent (as defined in the Credit Facility). Notwithstanding the foregoing, the Company may make cash dividends on preferred stock up to $0.5 million in any fiscal year absent a continuing Event of Default. The Company’s management does not expect availability under the Credit Facility to fall below the requirements listed above during Fiscal 2020.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Equity, Continued

Changes in the Shares of the Company’s Capital Stock

	Common Stock	Employees’ Preferred Stock
Issued at January 30, 2016	22,322,799	38,196
Exercise of options	26,696	—
Issue restricted stock	236,364	—
Shares repurchased	(2,155,869)	—
Other	(75,718)	(550)
Issued at January 28, 2017	20,354,272	37,646
Issue restricted stock	356,224	—
Shares repurchased	(275,300)	—
Other	(42,943)	(975)
Issued at February 3, 2018	20,392,253	36,671
Issue restricted stock	353,633	—
Shares repurchased	(968,375)	—
Other	(186,463)	(524)
Issued at February 2, 2019	19,591,048	36,147
Less shares repurchased and held in treasury	488,464	—
Outstanding at February 2, 2019	19,102,584	36,147

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

The Company recognized the income tax effects of the Act in its financial statements for the year ended February 3, 2018 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes" ("ASC 740"), in the reporting period in which the Act was signed into law. As such, the Company’s Fiscal 2018 financial results reflected the income tax effects of the Act for which accounting under ASC 740 was incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Act have not been completed and a reasonable estimate could not be determined as of February 3, 2018. The Company's Fiscal 2019 financial results reflected all tax effects from the Act.

The changes to existing U.S. tax laws as a result of the Act, which have the most significant impact on the Company’s provision for income taxes as of February 2, 2019 are as follows:

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

The adjustments to the deferred tax assets and liabilities and the liability for the transition tax on indefinitely reinvested foreign earnings, including the analysis of the Company's ability to fully utilize foreign tax credits associated with the transition tax, are provisional amounts estimated based on information reviewed as of February 3, 2018. The Company recorded an additional expense of $1.3 million in Fiscal 2019, as the one-time transition tax of $5.8 million was finalized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

The components of earnings from continuing operations before income taxes is comprised of the following:

In thousands	2019	2018	2017
United States	$84,807	$58,137	$98,185
Foreign	(6,548)	10,852	14,573
Total Earnings from Continuing Operations before Income Taxes	$78,259	$68,989	$112,758

Income tax expense from continuing operations is comprised of the following:

In thousands	2019	2018	2017
Current
U.S. federal	$13,657	$25,093	$24,535
International	1,649	5,421	3,291
State	4,029	3,828	4,687
Total Current Income Tax Expense	19,335	34,342	32,513
Deferred
U.S. federal	3,632	1,491	4,704
International	2,594	(3,498)	1,182
State	1,474	(54)	1,477
Total Deferred Income Tax Expense (Benefit)	7,700	(2,061)	7,363
Total Income Tax Expense – Continuing Operations	$27,035	$32,281	$39,876

Discontinued operations were recorded net of income tax expense (benefit) of approximately $(27.5) million, $(22.7) million and $13.4 million in Fiscal 2019, 2018 and 2017, respectively.

As a result of the exercise of stock options and vesting of restricted stock during Fiscal 2017, the Company realized an additional income tax benefit of approximately $0.3 million. These tax benefits are reflected as an adjustment to additional paid-in capital prior to Fiscal 2018. In Fiscal 2019 and 2018, the Company recognized additional income tax expense of $0.4 million and $2.2 million, respectively, due to the write-off of deferred tax assets in excess of the benefits of the tax deduction resulting from share-based compensation for vested awards as a component of the provision for income taxes following the adoption of ASC 718 in the first quarter of Fiscal 2018.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	February 2,	February 3,
In thousands	2019	2018
Identified intangibles	$(3,265)	$(4,821)
Prepaids	(1,638)	(2,226)
Convertible bonds	—	(372)
Tax over book depreciation	—	(6,167)
Pensions	(1,802)	—
Gross deferred tax liabilities	(6,705)	(13,586)
Pensions	—	562
Deferred rent	11,081	14,214
Book over tax depreciation	2,739	—
Expense accruals	5,061	6,896
Uniform capitalization costs	7,938	9,549
Provisions for discontinued operations and restructurings	730	1,045
Inventory valuation	908	1,798
Tax net operating loss and credit carryforwards	15,766	3,682
Allowances for bad debts and notes	318	382
Deferred compensation and restricted stock	3,814	4,709
Other	39	2,177
Gross deferred tax assets	48,394	45,014
Deferred tax asset valuation allowance	(20,354)	(6,351)
Deferred tax asset net of valuation allowance	28,040	38,663
Net Deferred Tax Assets	$21,335	$25,077
The deferred tax balances have been classified in the Consolidated Balance Sheets as follows:

	2019	2018
Net non-current asset	$21,335	$25,077
Net non-current liability	—	—
Net Deferred Tax Assets	$21,335	$25,077

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued
Reconciliation of the United States federal statutory rate to the Company’s effective tax rate from continuing operations is as follows:

	2019	2018	2017
U. S. federal statutory rate of tax	21.00%	33.72%	35.00%
State taxes (net of federal tax benefit)	5.67	3.58	4.07
Foreign rate differential	(2.56)	(5.66)	(3.38)
Change in valuation allowance	11.51	1.95	1.18
Impact of statutory rate change	—	7.74	—
Credits	(2.65)	(1.80)	(1.20)
Permanent items	2.27	2.77	1.37
Uncertain federal, state and foreign tax positions	(1.68)	(1.36)	(1.21)
Transition tax	2.23	6.47	—
Other	(1.24)	(0.62)	(0.47)
Effective Tax Rate	34.55%	46.79%	35.36%

The provision for income taxes resulted in an effective tax rate for continuing operations of 34.55% for Fiscal 2019, compared with an effective tax rate of 46.79% for Fiscal 2018. The tax rate for Fiscal 2019 was lower primarily due the reduction of the U.S. federal statutory rate from 35% to 21%.

As of February 2, 2019, February 3, 2018 and January 28, 2017, the Company had state net operating loss carryforwards of $5.7 million (against which a $3.3 million valuation allowance has been provided), $0.9 million and $0.4 million, respectively, which expire in fiscal years 2022 through 2039, and a federal net operating loss carryforward of $15.8 million for the fiscal year ended February 2, 2019, which has no expiration.

As of February 2, 2019, February 3, 2018 and January 28, 2017, the Company had state tax credits of $0.4 million at the end of each year. These credits expire in fiscal years 2020 through 2025.

As of February 2, 2019, February 3, 2018 and January 28, 2017, the Company had foreign net operating loss carryforwards of $28.4 million, $10.4 million and $7.3 million, respectively, which expire in 20 years.

As of February 2, 2019, the Company has provided a total valuation allowance of approximately $20.4 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $14.0 million net increase in valuation allowance during Fiscal 2019 from the $6.4 million provided for as of February 3, 2018 relates to increases of $5.3 million in foreign net operating losses and increases of $5.4 million in fixed asset-related and other deferred tax assets that will likely never be realized. The Company has also provided a valuation on state net operating loss carryforwards of $3.3 million. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

Because of the transition tax on deemed repatriation required by the Act, the Company was subject to tax in Fiscal 2018 on the entire amount of its previously undistributed earnings from foreign subsidiaries as of December 31, 2017. Beginning in 2018, the Act will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries.

The Act established new tax rules designed to tax U.S. companies on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. The Company elected, as permitted in FASB Staff Q&A - Topic 740 - No. 5, to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore will not record deferred taxes associated with the GILTI provision for the Act. Because of losses in foreign jurisdictions, there was no liability for GILTI in Fiscal 2019

The methodology in ASC 740 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2019, 2018 and 2017.

In thousands	2019	2018	2017
Unrecognized Tax Benefit – Beginning of Period	$3,701	$5,622	$14,639
Gross Increases (Decreases) – Tax Positions in a Prior Period	—	(15)	(7,585)
Gross Increases (Decreases) – Tax Positions in a Current Period	(638)	(166)	491
Settlements	—	—	(742)
Lapse of Statutes of Limitations	(1,228)	(1,740)	(1,181)
Unrecognized Tax Benefit – End of Period	$1,835	$3,701	$5,622

The amount of unrecognized tax benefits as of February 2, 2019, February 3, 2018 and January 28, 2017 which would impact the annual effective rate if recognized were $0.6 million, $0.6 million and $2.5 million, respectively. The amount of unrecognized tax benefits may change during the next twelve months but the Company does not believe the change, if any, will be material to the Company's consolidated financial position or results of operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations. Related to the uncertain tax benefits noted above, the Company recorded interest and penalties of approximately $0.1 million benefit and $0.0 million benefit, respectively, during Fiscal 2019, $0.2 million benefit and $0.0 million benefit, respectively, during Fiscal 2018 and $0.8 million benefit and $0.0 million benefit, respectively, during Fiscal 2017. The Company recognized a liability for accrued interest and penalties of $0.4 million and $0.1 million, respectively, as of February 2, 2019, $0.4 million and $0.1 million, respectively, as of February 3, 2018, and $0.6 million and $0.1 million, respectively, as of January 28, 2017. The

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Income Taxes, Continued

long-term portion of the unrecognized tax benefits and related accrued interest and penalties are included in deferred rent and other long-term liabilities on the Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, the Company's state and local income tax returns for fiscal years ended January 31, 2016 and beyond remain subject to examination. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. The Company's US federal income tax returns for the fiscal years ended January 31, 2016 and beyond remain subject to examination.

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

In June 2016, the Company's board of directors authorized an offer to vested former employees and active employees over the age of 62 in the Company's defined benefit pension plan to buy out their future benefits under the plan for a lump sum cash payment. The Company made the buyout offer in the third quarter of Fiscal 2017, and completed it in the fourth quarter of Fiscal 2017. The Company incurred a one-time charge to earnings of $2.5 million in the fourth quarter of Fiscal 2017 in connection with the pension plan buyout.

In March 2019, the Company's board of directors authorized the termination of the defined benefit pension plan. The Company currently expects to complete the termination by the end of Fiscal 2020.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Other Postretirement Benefit Plans
The Company provides health care benefits for early retirees that meet certain age and years of service criteria and life insurance benefits for certain retirees. Under the health care plan, early retirees are eligible for benefits until age 65. Employees who met certain requirements are eligible for life insurance benefits. The Company accrues such benefits during the period in which the employee renders service.
Obligations and Funded Status
The measurement date of the assets and liabilities for the defined benefit pension plan and postretirement medical and life insurance plans is the month-end date that is closest to the Company's fiscal year end.
Change in Benefit Obligation

	Pension Benefits		Other Benefits
In thousands	2019	2018	2019	2018
Benefit obligation at beginning of year	$85,035	$86,947	$10,584	$8,943
Service cost - ongoing operations	450	550	409	507
Service cost - discontinued operations	—	—	300	396
Interest cost - ongoing operations	3,022	3,277	214	251
Interest cost - discontinued operations	—	—	80	103
Plan participants’ contributions	—	—	126	159
Effect of plan change	—	—	(3,658)	—
Benefits paid	(7,490)	(7,811)	(231)	(403)
Actuarial (gain) loss	(2,695)	2,072	(3,299)	628
Benefit Obligation at End of Year	$78,322	$85,035	$4,525	$10,584
Change in Plan Assets

	Pension Benefits		Other Benefits
In thousands	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$85,730	$80,682	$—	$—
Actual gain on plan assets	892	12,859	—	—
Employer contributions	3,500	—	105	244
Plan participants’ contributions	—	—	126	159
Benefits paid	(7,490)	(7,811)	(231)	(403)
Fair Value of Plan Assets at End of Year	$82,632	$85,730	—	—
Funded Status at End of Year	$4,310	$695	$(4,525)	$(10,584)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
In thousands	2019	2018	2019	2018
Noncurrent assets	$4,310	$695	$—	$—
Current liabilities	—	—	(391)	(393)
Noncurrent liabilities	—	—	(4,134)	(10,191)
Net Amount Recognized	$4,310	$695	$(4,525)	$(10,584)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
In thousands	2019	2018	2019	2018
Prior service cost	$—	$—	$(2,165)	$—
Net loss (gain)	8,148	8,314	(334)	3,008
Total Recognized in Accumulated Other Comprehensive Loss	$8,148	$8,314	$(2,499)	$3,008

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

In thousands	February 2, 2019	February 3, 2018
Projected benefit obligation	$78,322	$85,035
Accumulated benefit obligation	78,322	85,035
Fair value of plan assets	82,632	85,730
Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
In thousands	2019	2018	2017	2019	2018	2017
Service cost	$450	$550	$550	$409	$507	$429

Interest cost	3,022	3,277	4,118	214	251	225
Expected return on plan assets	(4,198)	(4,505)	(5,641)	—	—	—
Settlement loss recognized	—	—	2,456	—	—	—
Amortization:
Prior service cost	—	—	—	(231)	—	—
Losses	776	834	810	37	114	117
Net amortization	$776	$834	$810	$(194)	$114	$117
Other components of net periodic benefit cost	$(400)	$(394)	$1,743	$20	$365	$342
Net Periodic Benefit Cost - Ongoing Operations	$50	$156	$2,293	$429	$872	$771
Net Periodic Benefit Cost - Discontinued Operations	$—	$—	$—	$(877)	$524	$344

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
In thousands	2019	2019
Net (gain) loss	$610	$(3,299)
Prior service cost	—	(3,658)
Amortization of prior service cost	—	294
Recognition of prior service cost due to curtailment	—	1,199
Amortization of net actuarial loss	(776)	(42)
Total Recognized in Other Comprehensive Income	$(166)	$(5,506)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(116)	$(5,954)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million and $0.0 million, respectively. The estimated net gain and prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.0 million and $0.9 million, respectively.

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	4.05%	3.70%	3.48%	3.67%
Rate of compensation increase	NA	NA	NA	NA

For Fiscal 2019 and 2018, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching the Company’s planned expected benefit payments.

The increase in the discount rate for Fiscal 2019 decreased the accumulated benefit obligation by $2.4 million and decreased the projected benefit obligation by $2.4 million. The decrease in the discount rate for Fiscal 2018 increased the accumulated benefit obligation by $1.9 million and increased the projected benefit obligation by $1.9 million.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	3.70%	3.95%	4.30%	3.67%	3.98%	4.04%
Expected long-term rate of return on plan assets	5.65%	6.05%	6.35%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

To develop the expected long-term rate of return on assets assumption, the Company considered historical asset returns, the current asset allocation and future expectations. Considering this information, the Company selected a 5.65% long-term rate of return on assets assumption.
Assumed health care cost trend rates

	2019	2018
Health care cost trend rate assumed for next year	7.25%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.75%	5%
Year that the rate reaches the ultimate trend rate	2022	2028
The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

In thousands	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$220	$177
Accumulated postretirement benefit obligation	$290	$265

Plan Assets
The Company’s pension plan weighted average asset allocations as of February 2, 2019 and February 3, 2018, by asset category are as follows:

	Plan Assets
	February 2, 2019	February 3, 2018
Asset Category
Cash	2%	2%
Equity securities	0%	64%
Debt securities	98%	34%
Total	100%	100%

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

The investment policy establishes a target allocation for each asset class and investment manager. The actual asset allocation versus the established target is reviewed at least quarterly and is maintained within a +/- 5% range of the target asset allocation. Target allocations are 98% fixed income and 2% cash investments. The Plan's target allocation was changed to fixed income in Fiscal 2019 from the

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

previous equity and fixed income allocation in an attempt to de-risk the Plan in advance of the plan termination expected to be completed in Fiscal 2020.

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

At February 2, 2019 and February 3, 2018, there were no Company related assets in the plan.

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

The following tables present the pension plan assets by level within the fair value hierarchy as of February 2, 2019 and February 3, 2018.

February 2, 2019 (In thousands)	Level 1	Level 2	Level 3	Total
Equity Securities:
International Securities	$—	$—	$—	$—
U.S. Securities	—	—	—	—
Fixed Income Securities	—	80,876	—	80,876
Other:
Cash Equivalents	1,871	—	—	1,871
Other (includes receivables and payables)	(115)	—	—	(115)
Total Pension Plan Assets	$1,756	$80,876	$—	$82,632

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
Cash Flows
Return of Assets
There was no return of assets from the plan to the Company in Fiscal 2019 and no plan assets are projected to be returned to the Company in Fiscal 2020.
Contributions
There was no Employee Retirement Income Security Act of 1974, as amended ("ERISA") cash requirement for the plan in 2018 and none is projected to be required in 2019. It is the Company’s policy to contribute enough cash to maintain at least an 80% funding level. The Company made a $3.5 million contribution in September 2018.
Estimated Future Benefit Payments
Expected benefit payments from the trust, including future service and pay, are as follows:

Estimated future payments	Pension Benefits ($ in millions)	Other Benefits ($ in millions)
2019	$7.0	$0.4
2020	6.7	0.4
2021	6.4	0.4
2022	6.4	0.4
2023	6.2	0.4
2024 – 2028	27.1	1.9
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
In calendar 2005 and future years, participants are immediately vested in their contributions and the Company’s matching contribution plus actual earnings thereon. The contribution expense to the Company for the matching program was approximately $5.6 million for Fiscal 2019, $5.1 million for Fiscal 2018 and $4.7 million for Fiscal 2017.

Note 11
Earnings Per Share

	For the Year Ended February 2, 2019			For the Year Ended February 3, 2018			For the Year Ended January 28, 2017
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings from continuing operations	$51,224			$36,708			$72,882
Basic EPS from continuing operations
Income from continuing operations available to common shareholders	51,224	19,351	$2.65	36,708	19,218	$1.91	72,882	20,076	$3.63
Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		108			27			58
Employees’ preferred stock(1)		36			37			38
Diluted EPS from continuing operations
Income from continuing operations available to common shareholders plus assumed conversions	$51,224	19,495	$2.63	$36,708	19,282	$1.90	$72,882	20,172	$3.61

(1)The Company’s Employees’ Subordinated Convertible Preferred Stock is convertible one for one to the Company’s common stock. Because there are no dividends paid on this stock, these shares are assumed to be converted for all periods presented.

There were no outstanding options to purchase shares of common stock at the end of Fiscal 2019, 2018 and 2017.

The weighted shares outstanding reflects the effect of the Company's new $125.0 million share repurchase program approved by the Board of Directors in December 2018. The Company repurchased 968,375 shares at a cost of $45.9 million during Fiscal 2019. The Company has repurchased 1,261,918 shares in the first quarter of Fiscal 2020, through April 2, 2019, at a cost of $55.8 million. The Company has $23.3 million remaining as of April 2, 2019 under its current $125.0 million share repurchase authorization. The Company repurchased 275,300 shares at a cost of $16.2 million during Fiscal 2018. The Company repurchased 2,155,869 shares at a cost of $133.3 million during Fiscal 2017.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans

The Company’s stock-based compensation plans, as of February 2, 2019, are described below. The Company recognizes compensation expense for share-based payments based on the fair value of the awards as required by ASC 718.

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

For Fiscal 2019, 2018 and 2017, the Company did not recognize any stock option related share-based compensation for its stock incentive plan as all such amounts were fully recognized in earlier periods. The Company did not capitalize any share-based compensation cost.

There were 26,696 stock options outstanding at January 30, 2016. Those stock options were exercised during Fiscal 2017 at a weighted-average exercise price of $38.13 per share. The Company did not grant any stock options in Fiscal 2019, 2018 or 2017.

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during Fiscal 2019, 2018 and 2017 was $0.0 million, $0.0 million and $0.7 million, respectively.

As of February 2, 2019, the Company does not have any options outstanding under its stock incentive plan.

As of February 2, 2019, there was no unrecognized compensation costs related to stock options under the 2009 Plan. Cash received from option exercises under all share-based payment arrangements for Fiscal 2019, 2018 and 2017 was $0.0 million, $0.0 million and $1.0 million, respectively.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2019, 2018 and 2017. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. The Board of Directors also approved a grant of 760 additional shares in Fiscal 2017 to two newly elected directors on the annual meeting date in Fiscal 2017 on the same terms as the Fiscal 2017 grant to all independent directors. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board. The Fiscal 2019 grant was valued at $91,375 for the year, per director, with the exception of two new

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued

directors with a grant valued at $106,605 each, the Fiscal 2018 grant was valued at $107,500 for the year, per director, and the Fiscal 2017 grant was valued at $97,500 for the year, per director, based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2019, 2018 and 2017, the Company issued 22,042 shares, 22,185 shares and 13,734 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permits an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. For Fiscal 2019, 2018 and 2017, the Company issued 14,379 shares, 8,435 shares and 8,758 shares, respectively, of Retainer Stock.

For Fiscal 2019, 2018 and 2017, the Company recognized $1.3 million, $1.3 million and $1.4 million, respectively, of director restricted stock related share-based compensation in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, the Company issued 352,060 shares, 356,224 shares and 236,364 shares of employee restricted stock in Fiscal 2019, 2018 and 2017, respectively. Shares of employee restricted stock issued in Fiscal 2019, 2018 and 2017 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, the Company issued 4,388, 4,947 and 2,523 restricted stock units in Fiscal 2019, 2018 and 2017, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.1 million, $12.2 million and $12.1 million for Fiscal 2019, 2018 and 2017, respectively, and is inclusive of discontinued operations of $2.0 million, $1.7 million and $1.9 million.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 12
Share-Based Compensation Plans, Continued
A summary of the status of the Company’s nonvested shares of its employee restricted stock as of February 2, 2019 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 30, 2016	471,599	$69.26
Granted	236,364	65.99
Vested	(125,347)	67.23
Withheld for federal taxes	(55,563)	67.52
Forfeited	(43,051)	70.60
Nonvested at January 28, 2017	484,002	68.27
Granted	356,224	32.00
Vested	(125,190)	68.94
Withheld for federal taxes	(50,957)	68.87
Forfeited	(23,999)	55.90
Nonvested at February 3, 2018	640,080	48.37
Granted	352,060	40.90
Vested	(177,394)	54.12
Withheld for federal taxes	(69,762)	54.26
Forfeited	(153,646)	42.66
Nonvested at February 2, 2019	591,338	$42.99

As of February 2, 2019, there was $19.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.75 years.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings and Other Matters

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
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings and Other Matters, Continued

In April 2015, the Company received from EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by the Company and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, the Company and EPA entered into a settlement agreement resolving EPA's claim for past response costs in exchange for a payment by the Company of $1.5 million which was paid in May 2017. The Company's environmental insurance carrier has reimbursed the Company for 75% of the settlement amount, subject to a $500,000 self-insured retention. The Company does not expect any additional cost related to the matter.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.8 million as of February 2, 2019, $3.0 million as of February 3, 2018 and $4.4 million as of January 28, 2017. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.7 million in Fiscal 2019, $0.6 million in Fiscal 2018 and $0.6 million in Fiscal 2017. These charges are included in provision for discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Legal Matters
On February 22, 2017, a former employee of a subsidiary of the Company filed a putative class and collective action, Shumate v. Genesco, Inc., et al., in the U.S District Court for the Southern District of Ohio, alleging violations of the federal Fair Labor Standards Act ("FLSA") and Ohio wages and hours law including failure to pay minimum wages and overtime to the subsidiary's store managers and seeking back pay, damages, penalties, and declaratory and injunctive relief. On April 21, 2017, a

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings and Other Matters, Continued

former employee of the same subsidiary filed a putative class and collective action, Ward v. Hat World, Inc., in the Superior Court for the State of Washington, alleging violations of the FLSA and certain Washington wages and hours laws, including, among others, failure to pay overtime to certain loss prevention investigators, and seeking back pay, damages, attorneys' fees and other relief. A total of seven loss prevention investigators elected to join the suit at the expiration of the opt-in period. The Company has removed the case to federal court and the court has approved its transfer to the U.S. District Court for the Southern District of Indiana. Effective February 2, 2019, pursuant to the Purchase Agreement, dated December 14, 2018, by and among the Company, FanzzLids and certain other parties thereto 2018 (the “Purchase Agreement”), FanzzLids has agreed to assume the defense of the Shumate and Ward matters and to indemnify the Company and its subsidiaries for any losses incurred by them after the closing date resulting from such matters.

On May 19, 2017, two former employees of the same subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of the same subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. The Company has reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million. The proposed settlement is subject to documentation and approval by the court. The Company does not expect that the proposed settlement will have a material adverse effect on its financial condition or results of operations.

On April 30, 2015, an employee of a subsidiary of the Company filed an action, Stewart v. Hat World, Inc., et al., under the California Labor Code Private Attorneys General Act on behalf of herself, the State of California, and other non-exempt, hourly-paid employees of the subsidiary in California, seeking unspecified damages and penalties for various alleged violations of the California Labor Code, including failure to pay for all hours worked, minimum wage and overtime violations, failure to provide required meal and rest periods, failure to timely pay wages, failure to provide complete and accurate wage statements, and failure to provide full reimbursement of business-related costs and expenses incurred in the course of employment. On April 17, 2018, the court issued a statement of decision in the first phase of the case, finding that the plaintiff is an "aggrieved employee" with regard to meal period and rest break claims only, and not with respect to any other violations alleged in the complaint and that she can represent other employees only with respect to meal and rest break claims. In light of a California Court of Appeal ruling on another matter in May 2018, plaintiff filed a motion for reconsideration of the court’s decision, which was denied. On December 13, 2018, plaintiff then filed a petition for peremptory writ of prohibition to the California Court of Appeal. The Company filed an opposition to plaintiff’s petition on January 11, 2019. On February 27, 2019, the Court of Appeal gave

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Legal Proceedings and Other Matters, Continued

notice that it intended to reverse the trial court’s decision. On March 8, 2019, the trial court amended its decision to permit plaintiff to proceed to trial on all of her claims, even though she was not personally aggrieved as to each of them. Effective February 2, 2019, pursuant to the Purchase Agreement, FanzzLids has agreed to assume the defense of the Stewart matter and to indemnify the Company and its subsidiaries for any losses incurred by them after the closing date resulting from such matter.

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

Other Matters
Subsequent to the balance sheet date, the IRS notified the Company on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $12.3 million for the year ended December 31, 2016. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been the Company’s policy to offer MEC to all full-time employees and their dependents. Based upon a preliminary assessment, the Company believes that data was not transmitted to the IRS properly, however, the Company is still investigating the matter and intends to respond to the IRS on or before the May 1, 2019 deadline. Accordingly, the Company currently does not believe the ESRP set forth in Letter 226-J is a probable liability, and no accrual has been recorded at February 2, 2019.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information

The Company completed the sale of Lids Sports Group on February 2, 2019. As a result of the sale, the Company met the requirements to report the results of Lids Sports Group as a discontinued operation. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. In addition, the third quarter Fiscal 2018 goodwill impairment charge of $182.2 million and the third quarter Fiscal 2019 trademark impairment charge of $5.7 million related to the Lids Sports Group business segment, that were both previously excluded from the calculation of segment earnings, were reclassified to discontinued operations. As a result, the Company's segment information has been adjusted to exclude discontinued operations for all periods presented.

During Fiscal 2019, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce operations and catalog; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; G. H. Bass Footwear operated under a license from G-III Apparel Group, Ltd., which was terminated in January 2018; and other brands.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands.

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, pension asset, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets and miscellaneous investments. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, asset impairment charges and other, including major litigation and major lease terminations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2019
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,419,993	$382,591	$313,134	$72,576	$271	$2,188,565
Intercompany sales	—	—	—	(12)	—	(12)
Net sales to external customers	$1,419,993	$382,591	$313,134	$72,564	$271	$2,188,553
Segment operating income (loss)	$100,799	$3,765	$20,385	$(488)	$(39,481)	$84,980
Asset impairments and other(1)	—	—	—	—	(3,163)	(3,163)
Earnings from operations	100,799	3,765	20,385	(488)	(42,644)	81,817
Loss on early retirement of debt	—	—	—	—	(597)	(597)
Other components of net periodic benefit cost	—	—	—	—	380	380
Interest expense	—	—	—	—	(4,115)	(4,115)
Interest income	—	—	—	—	774	774
Earnings from continuing operations before income taxes	$100,799	$3,765	$20,385	$(488)	$(46,202)	$78,259

Total assets(2)	$425,842	$211,983	$128,525	$24,004	$390,727	$1,181,081
Depreciation and amortization(3)	28,121	14,193	6,517	637	2,693	52,161
Capital expenditures(4)	26,114	7,226	6,526	162	1,752	41,780

(1)Asset Impairments and other includes a $4.2 million charge for asset impairments, of which $2.4 million is in the Schuh Group, $1.6 million is in the Journeys Group and $0.2 million is in the Johnston & Murphy Group, a $0.3 million charge for legal and other matters and a $0.1 million charge for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

(2)Total assets for the Schuh Group and Journeys Group include $83.2 million and $9.8 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group decreased $6.7 million and $0.6 million, respectively, from February 3, 2018 due to foreign currency translation adjustments. Of the Company's $277.4 million of long-lived assets, $45.9 million and $12.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

(3)Excludes $24.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4)Excludes $15.4 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2018
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,329,460	$403,698	$304,160	$89,812	$420	$2,127,550
Intercompany sales	—	—	—	(3)	—	(3)
Net sales to external customers	$1,329,460	$403,698	$304,160	$89,809	$420	$2,127,547
Segment operating income (loss)	$74,114	$20,104	$19,367	$(299)	$(31,141)	$82,145
Asset impairments and other(1)	—	—	—	—	(7,773)	(7,773)
Earnings from operations	74,114	20,104	19,367	(299)	(38,914)	74,372
Other components of net periodic benefit cost	—	—	—	—	29	29
Interest expense	—	—	—	—	(5,420)	(5,420)
Interest income	—	—	—	—	8	8
Earnings from continuing operations before income taxes	$74,114	$20,104	$19,367	$(299)	$(44,297)	$68,989
Total assets ongoing operations	$443,066	$239,479	$127,178	$32,331	$156,919	$998,973
Assets from discontinued operations						316,380
Total assets(2)						1,315,353
Depreciation and amortization(3)	26,490	13,769	6,418	688	4,168	51,533
Capital expenditures(4)	79,532	10,968	6,163	421	1,525	98,609

(1)Asset Impairments and other includes a $5.2 million charge for a licensing termination expense related to the Licensed Brands Group and a $1.7 million charge for asset impairments, of which $1.0 million is in the Schuh Group and $0.7 million is in the Journeys Group, and a $0.9 million charge for hurricane losses.

(2)Total assets for the Schuh Group and Journeys Group include $89.9 million and $10.4 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group increased $10.1 million and $0.6 million, respectively, from January 28, 2017 due to foreign currency translation adjustments. Of the Company's $298.5 million of long-lived assets, $57.5 million and $14.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

(3)Excludes $26.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4)Excludes $29.2 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Business Segment Information, Continued

Fiscal 2017
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$1,251,646	$372,872	$289,324	$107,210	$617	$2,021,669
Intercompany sales	—	—	—	(838)	—	(838)
Net sales to external customers	$1,251,646	$372,872	$289,324	$106,372	$617	$2,020,831
Segment operating income (loss)	$85,270	$20,530	$19,330	$4,498	$(29,866)	$99,762
Asset impairments and other(1)	—	—	—	—	8,031	8,031
Earnings from operations	85,270	20,530	19,330	4,498	(21,835)	107,793
Gain on sale of SureGrip Footwear	—	—	—	—	12,297	12,297
Other components of net periodic benefit cost	—	—	—	—	(2,085)	(2,085)
Interest expense	—	—	—	—	(5,294)	(5,294)
Interest income	—	—	—	—	47	47
Earnings from continuing operations before income taxes	$85,270	$20,530	$19,330	$4,498	$(16,870)	$112,758
Total assets ongoing operations	$404,773	$214,886	$126,559	$40,357	$142,585	$929,160
Assets from discontinued operations						511,839
Total assets(2)						1,440,999
Depreciation and amortization(3)	24,235	14,003	5,987	995	4,723	49,943
Capital expenditures(4)	50,259	11,236	9,221	760	3,449	74,925

(1)Asset Impairments and other includes an $(8.9) million gain for network intrusion expenses as a result of a litigation settlement and a $(0.5) million gain for other legal matters, partially offset by a $1.4 million charge for asset impairments, of which $0.8 million is in the Schuh Group and $0.5 million is in the Journeys Group.

(2)Total assets for the Schuh Group and Journeys Group include $79.8 million and $9.8 million of goodwill, respectively. Goodwill for Schuh Group decreased by $10.5 million from January 30, 2016 due to foreign currency translation adjustments. Goodwill for Journeys Group increased $0.4 million from January 30, 2016 due to foreign currency translation adjustments. Goodwill for Licensed Brands decreased $0.8 million from January 30, 2016 due to the sale of SureGrip Footwear in the fourth quarter of Fiscal 2017. Of the Company's $247.6 million of long-lived assets, $54.3 million and $13.5 million relate to long-lived assets in the United Kingdom and Canada, respectively.

(3)Excludes $25.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4)Excludes $19.0 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Note 15
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter			3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2019		2018		2019	2018		2019		2018		2019		2018(a)		2019	2018(b)
Net sales	$486,219		$466,467		$487,015	$436,276		$539,828		$535,412		$675,491		$689,392		$2,188,553	$2,127,547
Gross margin	238,006		224,776		231,469	210,503		261,918		258,776		315,663		317,328		1,047,056	1,011,383
Earnings (loss) from continuing operations before income taxes	2,692	(1)	2,807	(3)	1	(7,004)		25,580		26,588	(7)	49,986	(9)	46,598	(11)	78,259	68,989
Earnings (loss) from continuing operations	1,856		1,617		(25)	(6,498)		19,694		(6,835)		29,699		48,424		51,224	36,708
Net earnings (loss)	(2,331)	(2)	885	(4)	(15)	(3,948)	(5)	14,387	(6)	(164,821)	(8)	(63,971)	(10)	56,045	(12)	(51,930)	(111,839)
Diluted earnings (loss) per common share:
Continuing operations	0.10		0.08		0.00	(0.34)		1.00		(0.35)		1.53		2.51		2.63	1.90
Net earnings (loss)	(0.12)		0.05		0.00	(0.21)		0.73		(8.56)		(3.29)		2.90		(2.66)	(5.80)

(1)Includes a net asset impairment and other charge of $1.1 million (see Note 3). (a) 14 week period vs. 13
(2)Includes a loss of $4.2 million, net of tax, from discontinued operations (see Note 3). weeks in Fiscal 2019
(3)Includes a net asset impairment and other charge of $0.1 million (see Note 3). (b) 53 week period vs. 52
(4)Includes a loss of $0.7 million, net of tax, from discontinued operations (see Note 3). weeks in Fiscal 2019
(5)Includes a gain of $(2.6) million, net of tax, from discontinued operations (see Note 3).
(6)Includes a loss of $5.3 million, net of tax, from discontinued operations (see Note 3).
(7)Includes a net asset impairment and other charge of $1.2 million (see Note 3).
(8)Includes a loss of $158.0 million, net of tax, from discontinued operations (see Note 3).
(9)Includes a net asset impairment and other charge of $2.1 million (see Note 3) and a loss on early retirement of debt of $0.6 million (see Note 6).
(10)Includes a loss of $93.7 million, net of tax, from discontinued operations (see Note 3).
(11)Includes a net asset impairment and other charge of $6.5 million (see Note 3).
(12)Includes a gain of $(7.6) million, net of tax, from discontinued operations (see Note 3).

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
Based on their evaluation as of February 2, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 2, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2019, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company appears under Item 4A, “Executive Officers of the Registrant” in this report following Item 4, "Mine Safety Disclosures" of Part I.
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

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2019, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 29, 2019, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 2, 2019 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,611	$—	1,354,713
Equity compensation plans not approved by security holders	—	—	—
Total	1,611	$—	1,354,713

(1)	Restricted stock units issued to certain employees at no cost.

(2)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*
For additional information concerning our equity compensation plans, see the discussion in Note 1 in the Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies–Share-Based Compensation and Note 12 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2019, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held June 27, 2019, to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, February 2, 2019 and February 3, 2018
Consolidated Statements of Operations, each of the three fiscal years ended 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2019, 2018 and 2017
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2019, 2018 and 2017
Consolidated Statements of Equity, each of the three fiscal years ended 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2019, 2018 and 2017
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 124.
Exhibits

(2)	a.
Purchase Agreement dated December 14, 2018, among Hat World, Inc., GCO Canada Inc., Flagg Bros. of Puerto Rico, Inc., Hat World Corporation, Hat World Services Co., Inc., LSG Guam, Inc., Genesco Inc., Fanzzlids Holding, LLC, Fanatics, Inc. and Fanzz Holding, Inc. Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K file December 14, 2018 (File No. 1-3083).*

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
Cooperation Agreement dated April 24, 2018, among Genesco Inc., Legion Partners Asset Management, LLC, 4010 Capital, LLC and each of the persons listed on the signature page thereto. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 25, 2018 (File No. 1-3083).

b.
Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 3, 2018.

c.
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 1, 2019, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lender party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 5, 2019 (File No. 1-3083).

d.
Amendment and Restatement Agreement dated April 28, 2017 between Schuh Group Limited as parent and others as Borrowers and Guarantors, Lloyds Bank PLC as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit (10) a. to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 (File No. 1-3083).

e.
Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

f.
Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

g.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083)
h.	Second Amended and Restated EVA Incentive Compensation Plan.
i.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
j.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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
Amendment No. 1 (Renewal) to Trademark License Agreement, dated October 18, 2004, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No.1-3083).*

u.
Amendment No. 2 (Renewal) to Trademark License Agreement, dated November 1, 2006, between Levi Strauss & Co. and Genesco. Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No.1-3083).*

v.
Amendment No. 4 (Renewal) to Trademark License Agreement, dated May 15, 2009, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10)b to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No.1-3083).*

w.
Amendment No. 5 (Renewal) to Trademark License Agreement, dated July 23, 2012, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit (10.1) to the Company’s Current Report on Form 8-K filed July 25, 2012 (File No. 1-3083).*

x.
Amendment No. 8 to Trademark License Agreement, dated November 13, 2018, between Levi Strauss & Co. and Genesco Inc. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the quarter ended November 3, 2018 (File No. 1-3083).*

y.
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

	z.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
	aa.	Jon Caplan Consulting Agreement dated February 1, 2019.
	bb.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	cc.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	dd.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	ee.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 122.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

Exhibits (10)e through (10)m, (10)q through (10)r and (10)y through (10)aa are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

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
(2) Registration statement (Form S-8 No. 333-104908) of Genesco Inc.,
(3) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,
(4) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,
(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,
(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc., and
(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc.
of our reports dated April 3, 2019, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 2, 2019.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn

Mimi Eckel Vaughn
Senior Vice President – Finance and
Chief Financial Officer
Date: April 3, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of February, 2019.

/s/Robert J. Dennis	Chairman, President, Chief Executive Officer
Robert J. Dennis	and a Director
(Principal Executive Officer)
/s/Mimi Eckel Vaughn	Senior Vice President – Finance and
Mimi Eckel Vaughn	Chief Financial Officer
(Principal Financial Officer)

/s/Paul D. Williams	Vice President and Chief Accounting Officer
Paul D. Williams	(Principal Accounting Officer)

Directors:

Joanna Barsh*	Thurgood Marshall, Jr.*

Marjorie L. Bowen*	Kathleen Mason*

James W. Bradford*	Kevin P. McDermott*

Matthew C. Diamond*	Joshua E. Schechter*

Marty G. Dickens*	David M. Tehle*

*By	/s/Mimi Eckel Vaughn
Mimi Eckel Vaughn
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 2, 2019

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 2, 2019

In Thousands	Beginning Balance	Charged to Profit and Loss	Additions (Reductions)	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,593	$40	$(1,739)	$2,894
Markdown Allowance (1)	$6,498	$4,297	$(3,776)	$7,019
Year Ended February 3, 2018

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,073	$618	$902	$4,593
Markdown Allowance (1)	$5,416	$3,491	$(2,409)	$6,498
Year Ended January 28, 2017

In Thousands	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,960	$442	$(329)	$3,073
Markdown Allowance (1)	$4,584	$2,426	$(1,594)	$5,416

(1) Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.