Form 10-Q
period 2019-05-04
GENESCO INC
filed 2019-06-13
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 4, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park, 1415 Murfreesboro Road Nashville, Tennessee	37217-2895
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 367-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of May 31, 2019, 16,534,398 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	May 4, 2019	February 2, 2019	May 5, 2018
Current Assets:
Cash and cash equivalents	$156,655	$167,355	$30,880
Accounts receivable, net of allowances of $2,874 at May 4, 2019,
$2,894 at Feb. 2, 2019 and $5,584 at May 5, 2018	33,275	132,390	42,158
Inventories	367,998	366,667	383,115
Prepaids and other current assets	43,116	64,634	57,198
Current assets - discontinued operations	—	—	193,145
Total current assets	601,044	731,046	706,496

Property and equipment:
Land	7,970	7,953	7,937
Buildings and building equipment	82,717	82,621	81,416
Computer hardware, software and equipment	138,574	138,147	126,673
Furniture and fixtures	129,232	129,625	127,351
Construction in progress	9,015	5,920	22,012
Improvements to leased property	340,824	341,134	337,617
Property and equipment, at cost	708,332	705,400	703,006
Accumulated depreciation	(437,012)	(428,025)	(406,910)
Property and equipment, net	271,320	277,375	296,096
Operating lease right of use asset	769,922	—	—
Goodwill	93,455	93,081	96,086
Trademarks, net of accumulated amortization of zero at May 4, 2019,
Feb. 2, 2019 and May 5, 2018	30,855	30,904	31,811
Other intangibles, net of accumulated amortization of $1,790 at
May 4, 2019, $4,680 at Feb. 2, 2019 and $4,586 at May 5, 2018	313	943	1,205
Deferred income taxes	24,043	21,335	24,842
Other noncurrent assets	25,121	26,397	24,756
Non-current assets - discontinued operations	—	—	136,133
Total Assets	$1,816,073	$1,181,081	$1,317,425

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	May 4, 2019	February 2, 2019	May 5, 2018
Current Liabilities:
Accounts payable	$121,655	$158,603	$106,732
Accrued employee compensation	31,701	43,246	21,077
Accrued other taxes	12,881	17,389	14,008
Accrued income taxes	71	2,133	67
Current portion – long-term debt	13,914	8,992	1,690
Current portion - operating lease liability	138,758	—	—
Other accrued liabilities	44,400	45,313	36,542
Provision for discontinued operations	484	553	1,804
Current liabilities - discontinued operations	—	—	59,083
Total current liabilities	363,864	276,229	241,003
Long-term debt	59,762	56,751	103,994
Long-term operating lease liability	690,432	—	—
Other long-term liabilities	37,178	108,704	117,080
Provision for discontinued operations	1,911	1,846	1,707
Non-current liabilities - discontinued operations	—	—	24,802
Total liabilities	1,153,147	443,530	488,586
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,012	1,060	1,040
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
May 4, 2019 – 17,752,527/17,264,063
February 2, 2019 – 19,591,048/19,102,584
May 5, 2018 – 20,404,230/19,915,766	17,753	19,591	20,404
Additional paid-in capital	266,455	264,138	254,230
Retained earnings	432,531	508,555	605,984
Accumulated other comprehensive loss	(36,968)	(37,936)	(36,890)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	662,926	737,551	826,911
Noncontrolling interest – non-redeemable	—	—	1,928
Total equity	662,926	737,551	828,839
Total Liabilities and Equity	$1,816,073	$1,181,081	$1,317,425

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	$495,651	$486,219
Cost of sales	250,743	248,213
Selling and administrative expenses	236,555	233,176
Asset impairments and other, net	(731)	1,118
Operating income	9,084	3,712
Other components net periodic benefit cost	(86)	(8)
Interest expense, net:
Interest expense	848	1,047
Interest income	(1,014)	(19)
Total interest expense, net	(166)	1,028
Earnings from continuing operations before income taxes	9,336	2,692
Income tax expense	2,866	836
Earnings from continuing operations	6,470	1,856
Loss from discontinued operations, net of tax	(124)	(4,187)
Net Earnings (Loss)	$6,346	$(2,331)

Basic earnings (loss) per common share:
Continuing operations	$0.37	$0.10
Discontinued operations	(0.01)	(0.22)
Net earnings (loss)	$0.36	$(0.12)
Diluted earnings (loss) per common share:
Continuing operations	$0.36	$0.10
Discontinued operations	0.00	(0.22)
Net earnings (loss)	$0.36	$(0.12)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net earnings (loss)	$6,346	$(2,331)
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.0 million for each of the three months ended May 4, 2019 and May 5, 2018	55	140
Postretirement liability adjustments, net of tax of $0.1 million and $0.0 million for the three months ended May 4, 2019 and May 5, 2018, respectively	(167)	26
Foreign currency translation adjustments	1,080	(7,864)
Total other comprehensive income (loss)	968	(7,698)
Comprehensive income (loss)	$7,314	$(10,029)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$6,346	$(2,331)
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	12,803	19,693
Amortization of deferred note expense and debt discount	109	153
Deferred income taxes	(2,026)	(1,546)
Provision on accounts receivable	61	17
Gain on sale of business	86	—
Impairment of long-lived assets	307	1,274
Restricted stock expense	2,239	3,354
Provision for discontinued operations	88	31
Other	466	612
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(3,699)	(9,395)
Inventories	(1,607)	(15,263)
Prepaids and other current assets	4,156	(2,708)
Accounts payable	(32,805)	14,249
Other accrued liabilities	(22,288)	(8,172)
Other assets and liabilities	1,028	838
Net cash provided by (used in) operating activities	(34,736)	806
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,741)	(19,533)
Other investing activities	—	633
Proceeds from sale of business and asset sales	105,878	56
Net cash provided by (used in) investing activities	99,137	(18,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(407)	(430)
Borrowings under revolving credit facility	28,357	119,217
Payments on revolving credit facility	(19,119)	(98,367)
Share repurchases related to share repurchase program	(80,064)	—
Change in overdraft balances	(4,038)	(7,522)
Additions to deferred note cost	—	(330)
Other	—	(3,165)
Net cash provided by (used in) financing activities	(75,271)	9,403
Effect of foreign exchange rate fluctuations on cash	170	(422)
Net Decrease in Cash and Cash Equivalents	(10,700)	(9,057)
Cash and cash equivalents at beginning of period(1)	167,355	39,937
Cash and cash equivalents at end of period(1)	$156,655	$30,880
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$691	$619
Income taxes	267	530
(1) The cash flows related to discontinued operations have been segregated and are included in the Condensed Consolidated Cash Flows for the three months ended May 5, 2018.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 3, 2018	$1,052	$20,392	$250,877	$603,902	$(29,192)	$(17,857)	$1,530	$830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss	—	—	—	(2,331)	—	—	—	(2,331)
Other comprehensive loss	—	—	—	—	(7,698)	—	—	(7,698)
Employee and non-employee restricted stock	—	—	3,354	—	—	—	—	3,354
Restricted stock issuance	—	14	(14)	—	—	—	—	—
Other	(12)	(2)	13	—	—	—	—	(1)
Noncontrolling interest – earnings	—	—	—	—	—	—	398	398
Balance May 5, 2018	1,040	20,404	254,230	605,984	(36,890)	(17,857)	1,928	828,839

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2019	1,060	19,591	264,138	508,555	(37,936)	(17,857)	—	737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	—	(4,208)
Net earnings		—	—	6,346	—	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	—	968
Employee and non-employee restricted stock	—	—	2,239	—	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	—	1
Balance May 4, 2019	$1,012	$17,753	$266,455	$432,531	$(36,968)	$(17,857)	$—	$662,926

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies

Basis of Presentation
The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2020 ("Fiscal 2020") and of the fiscal year ended February 2, 2019 ("Fiscal 2019"). The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto for Fiscal 2019, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on April 3, 2019.

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom, the Republic of Ireland and Germany; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. At May 4, 2019, the Company operated 1,504 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended May 5, 2018. In addition, the related assets and liabilities as of May 5, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three months ended May 5, 2018. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. See Note 3 for additional information related to discontinued operations.
During the three months ended May 4, 2019 and May 5, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

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

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $4.3 million, $5.1 million and $4.2 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively. Gift card breakage recognized as revenue was $0.2 million and $0.1 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively. During the three months ended May 4, 2019, the Company recognized $1.6 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 2, 2019.

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $156.7 million, $167.4 million and $30.9 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively, of which approximately $7.7 million, $20.8 million and $8.6 million was held by the Company's foreign subsidiaries as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

There were $133.2 million and $127.2 million in cash equivalents at May 4, 2019 and February 2, 2019, respectively, and no cash equivalents included in cash and cash equivalents at May 5, 2018. Cash equivalents are primarily institutional money market funds. The Company's cash equivalents at May 4, 2019 and February 2, 2019 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.

At May 4, 2019, substantially all of the Company’s domestic cash was invested in institutional money market funds. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At May 4, 2019, February 2, 2019 and May 5, 2018, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $25.6 million, $29.6 million and $6.6 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the footwear wholesale businesses, one customer accounted for 19%, one customer accounted for 9%, one customer accounted for 8% and one customer accounted for 7% of the Company’s total trade receivables balance as of May 4, 2019.

Asset Retirement Obligations
The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $11.0 million, $10.9 million and $10.9 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at May 4, 2019 and February 2, 2019 are as follows:

Fair Values
In Thousands	May 4, 2019		February 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$59,776	$60,693	$56,773	$56,861
UK Term Loans	8,631	8,694	8,970	9,063
UK Revolver Borrowings	5,269	5,309	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.4 million and $1.5 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $83.2 million and $84.5 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $13.7 million and $14.5 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.7 million and $0.8 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively. During the first three months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.9 million and $1.7 million for the first quarters of Fiscal 2020 and Fiscal 2019, respectively. During the first three months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.3 million for each of the first quarters of Fiscal 2020 and Fiscal 2019.

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at May 4, 2019 consisted of $6.0 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $(1.7) million, net of tax, and a cumulative foreign currency translation adjustment of $32.7 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss ("AOCI") for the three months ended May 4, 2019:

In Thousands	Foreign Currency Translation	Unrecognized Pension Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)

Balance February 2, 2019	$(33,752)	$(4,184)	$(37,936)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	1,439	—	1,439
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(359)	—	(359)
Amounts reclassified from AOCI:
Amortization of net actuarial loss and prior service cost (1)	—	(151)	(151)
Income tax expense	—	(39)	(39)
Current period other comprehensive income (loss), net of tax	1,080	(112)	968
Balance May 4, 2019	$(32,672)	$(4,296)	$(36,968)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 30.7% and 31.1% in the first quarters of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the first quarter of Fiscal 2020 and 2019 each benefitted from the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017, partially offset by the inability to recognize a tax benefit for certain foreign losses.

New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-02, " Leases (Topic 842)", ("ASC 842"), as of February 3, 2019, using the optional transition method provided by ASU 2018-11, "Leases (Topic 842): Targeted Improvements". The optional transition approach provides a method for recording existing leases at adoption by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to the modified or full retrospective transition methods that require restating prior comparative periods. Additionally, the Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease and non-lease components for its store and equipment leases.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease liabilities of approximately $795.6 million and $855.3 million, respectively, as of February 3, 2019. The operating lease right of use asset is inclusive of the impairments recorded upon adoption for store operating lease right of use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax. Right of use assets are recorded based upon the present value of remaining operating lease liabilities adjusted for deferred rent, including tenant allowances from landlords. The standard did not materially impact net earnings or liquidity. The standard did not have an impact on debt covenant compliance under the Company’s current debt agreements. Financial results for reporting periods beginning after February 3, 2019 are presented in accordance with ASC 842, while prior periods will continue to be reported in accordance with the Company’s historical accounting for leases under ASC Topic 840: "Leases (Topic 840)" and therefore have not been adjusted to conform to Topic 842. For additional information regarding leases, see Note 6.

New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for the Company in the first quarter of the year ending January 30, 2021 ("Fiscal 2021") with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to its Condensed Consolidated Financial Statements.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

In Thousands	Schuh Group	Journeys Group	Total Goodwill
Balance, February 2, 2019	$83,243	$9,838	$93,081
Effect of foreign currency exchange rates	615	(241)	374
Balance, May 4, 2019	$83,858	$9,597	$93,455

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the fourth quarter of Fiscal 2019, because the Schuh Group business has continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $11.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.4 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount. There were no impairment indicators for the three months ended May 4, 2019.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases(1)		Customer Lists		Other(2)		Total
In Thousands	May 4, 2019	Feb 2, 2019	May 4, 2019	Feb 2, 2019	May 4, 2019	Feb 2, 2019	May 4, 2019	Feb 2, 2019
Gross other intangibles	$—	$3,532	$1,457	$1,450	$646	$641	$2,103	$5,623
Accumulated amortization	—	(2,916)	(1,457)	(1,450)	(333)	(314)	(1,790)	(4,680)
Net Other Intangibles	$—	$616	$—	$—	$313	$327	$313	$943

(1)Intangible lease assets now recorded as part of operating lease right of use asset under ASC 842.
(2)Includes vendor contract.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets, Continued

The amortization of intangibles was less than $0.1 million for each of the first quarters of Fiscal 2020 and 2019. The amortization of intangibles will be less than $0.1 million per year for the next five years.

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

The Company recorded a pretax gain of $(0.7) million in the first quarter of Fiscal 2020, including a $(1.0) million gain for lease terminations, partially offset by a $0.3 million charge for retail store asset impairments.

The Company recorded pretax charges of $1.1 million in the first quarter of Fiscal 2019, including $1.0 million for retail store asset impairments and $0.2 million for legal and other matters, partially offset by a gain of $(0.1) million related to Hurricane Maria.

Discontinued Operations

On December 14, 2018, the Company entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings, LLC (the "Purchaser"), a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2019 for $93.8 million cash which consisted of a sale price of $100.0 million and working capital adjustments of $6.2 million. Because the effective date of closing was a Saturday and the cash proceeds were not received by the Company until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019.

As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations. The Company has presented operating results of Lids Sports Group in loss from discontinued operations, net on the Condensed Consolidated Statements of Operations for the three months ended May 5, 2018. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. The related assets and liabilities of Lids Sports Group are presented as current and non-current assets and liabilities of discontinued

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

operations in the Condensed Consolidated Balance Sheets as of May 5, 2018. The Company will provide various transition services to the Purchaser for a period of up to six months under a separate agreement after the closing.

As part of the Lids Sports Group sale transaction, the Purchaser has agreed to indemnify and hold the Company harmless in connection with continuing obligations and any guarantees of the Company in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, absent a release of the Company by the counterparty, the Company is contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. The foregoing guarantees of the Company include 68 of Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $27.8 million as of May 4, 2019. The Company does not believe the fair value of the guarantees is material to the Company's Condensed Consolidated Financial Statements.

The Purchaser has also agreed to assume the defense of and indemnify the Company in the Shumate v. Genesco Inc., et al., Ward v. Hat World, Inc., and Stewart vs. Hat World, Inc., et al. litigation matters previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the event that the Purchaser fails to satisfy its defense and indemnification obligations, the Company could be liable for any of the liabilities or obligations ultimately determined to be due in connection with these matters.

Components of amounts reflected in loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations for the three months ended May 5, 2018 are as follows:

Three Months Ended
In Thousands	May 5, 2018
Net sales	$158,740
Cost of sales	74,918
Selling and administrative expenses	88,948
Asset impairments and other, net	434
Other components of net periodic benefit cost	(28)
Provision for discontinued operations(1)	(31)
Loss from discontinued operations before taxes	(5,619)
Income tax benefit	(1,432)
Loss from discontinued operations, net of tax	$(4,187)

(1) Expenses primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see additional disclosures below and in Note 9).

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

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets at May 5, 2018 are included in the following table.

In Thousands	May 5, 2018
Assets
Accounts Receivable	$9,263
Inventories	169,360
Prepaids and other current assets	14,522
Current assets - discontinued operations	$193,145
Property and equipment, net	$81,267
Trademarks	54,492
Other intangibles	374
Non-Current assets - discontinued operations	$136,133
Liabilities
Accounts payable	$39,643
Accrued employee compensation	2,480
Other accrued liabilities	16,960
Current liabilities - discontinued operations	$59,083

Other long-term liabilities	$24,802
Non-Current liabilities - discontinued operations	$24,802

The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for the three months ended May 5, 2018:

Three Months Ended
In Thousands	May 5, 2018
Depreciation and amortization	$6,444
Capital expenditures	4,490
Impairment of long-lived assets	249

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Discontinued Operations related to Environmental Matters

Accrued Provision for Discontinued Operations
In Thousands	Facility Shutdown Costs
Balance February 3, 2018	$3,609
Additional provision Fiscal 2019	743
Charges and adjustments, net	(1,953)
Balance February 2, 2019	2,399
Additional provision Fiscal 2020	88
Charges and adjustments, net	(92)
Balance May 4, 2019(1)	2,395
Current provision for discontinued operations	484
Total Noncurrent Provision for Discontinued Operations	$1,911

(1)Includes a $1.8 million environmental provision, including $0.5 million in current provision for discontinued operations (see Note 9).

Note 4
Inventories

In Thousands	May 4, 2019	February 2, 2019
Wholesale finished goods	$30,302	$45,679
Retail merchandise	337,696	320,988
Total Inventories	$367,998	$366,667

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of May 4, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2019	$906	$—	$—	$906	$307

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.3 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three months ended May 4, 2019. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases

The Company leases its office space and all of its retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2034. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the United Kingdom, the Republic of Ireland and Germany typically have initial terms of between 10 and 15 years. The Company's lease portfolio includes leases with fixed base rental payments and rental payments based on a percentage of retail sales over contractual amounts.
Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. The Company evaluates renewal options and break options at lease inception and on an ongoing basis, and includes renewal options and break options that it is reasonably certain to exercise in its expected lease terms for calculations of its right-of-use assets and liabilities. Approximately 2% of the Company’s leases contain renewal options. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Under ASC 842, for store and equipment leases beginning in Fiscal 2020 and later, the Company has elected to not separate fixed lease components and non-lease components. Accordingly, the Company includes fixed rental payments, common area maintenance costs, promotional advertising costs and other fixed costs in its measurement of lease liabilities for leases beginning in Fiscal 2020 and later.
The Company's leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate that corresponded to the initial lease term as of the date of adoption.
Net lease costs are included within selling and administrative expenses on the Condensed Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the three months ended May 4, 2019.

Three Months Ended
In Thousands	May 4, 2019

Operating lease cost	$46,306
Variable lease cost	3,223
Less: Sublease income	(128)
Net Lease Cost	$49,401

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to the Company's operating lease liabilities recorded on the Condensed Consolidated Balance Sheets at May 4, 2019:

Fiscal Years	In Thousands
May 4, 2019 through February 1, 2020	$134,196
2021	170,158
2022	158,015
2023	139,865
2024	118,827
Thereafter	263,762
Total undiscounted future minimum lease payments	984,823
Less: Amounts representing interest	(155,633)
Total Present Value of Operating Lease Liabilities	$829,190

The Company's weighted-average remaining lease term and weighted-average discount rate for operating leases as of May 4, 2019 are:

May 4, 2019

Weighted-average remaining lease term (years)	6.5

Weighted - average discount rate	5.3%

As of May 4, 2019, the Company's total present value of operating lease liabilities excludes $5.5 million for additional leases that have not yet commenced. These leases will commence between Fiscal 2020 and Fiscal 2021 with lease terms of 1 year to 11 years.

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Three Months Ended
In Thousands	May 4, 2019

Operating cash flow information:
Cash paid for amounts included in the
measurement of operating lease liabilities	$45,877

Non-cash activity:
Operating lease right-of-use assets obtained
in exchange for operating lease liabilities	$13,632

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases, Continued

Prior Period Comparative Disclosures
Under the optional transition method, for leases that existed prior to and at the adoption of the new standard, the Company continues to present comparative prior period lease amounts in accordance with ASC 840, "Leases". As of February 2, 2019 future minimum rental commitments were:

Fiscal Years	In Thousands
2020	$183,432
2021	171,584
2022	159,155
2023	140,889
2024	119,023
Thereafter	323,638
Total Minimum Rental Commitments	$1,097,721

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other long-term liabilities on the Condensed Consolidated Balance Sheets for comparative periods. The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease.

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.5 million and deferred rent of $48.6 million at February 2, 2019 and tenant allowances of $23.5 million and deferred rent of $45.9 million at May 5, 2018 are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In Thousands	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Service cost	$162	$113	$22	$155

Interest cost	$758	$754	$38	$68
Expected return on plan assets	(731)	(1,051)	—	—
Amortization:
Prior service cost	—	—	(230)	—
Amortization of losses	74	189	5	32
Total other components of net periodic benefit cost	$101	$(108)	$(187)	$100

Net Periodic Benefit Cost	$263	$5	$(165)	$255

The service cost component of net periodic benefit cost is recorded in selling and administrative expenses in the Condensed Consolidated Statements of Operations, while the other components are recorded in other components of net periodic benefit cost in the Condensed Consolidated Statements of Operations.

There is no cash contribution required for the pension plan in calendar 2019.

In March 2019, the Company's board of directors approved the termination of the pension plan effective June 30, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	May 4, 2019			May 5, 2018
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$6,470			$1,856

Basic EPS from continuing operations
Income available to common
shareholders	6,470	17,645	$0.37	1,856	19,278	$0.10

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		171			140
Employees' preferred stock(1)		34			37

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$6,470	17,850	$0.36	$1,856	19,455	$0.10

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted for all periods presented.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase programs. The Company repurchased 1,809,112 shares for $80.0 million for the three months ended May 4, 2019 as part of a $125.0 million share repurchase program approved by the Board of Directors in December 2018. With the completion of the $125.0 million share repurchase program, the Board of Directors approved a new $100.0 million share repurchase program in May 2019. Share repurchases of $0.9 million made on the last day of the first quarter of Fiscal 2020, which are included in the $80.0 million above, were made under the new $100.0 million share repurchase program. For the second quarter of Fiscal 2020 through June 12, 2019, the Company has repurchased 862,331 shares for $37.7 million, leaving $61.4 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the three months ended May 5, 2018.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.8 million as of May 4, 2019, $1.8 million as of February 2, 2019 and $2.9 million as of May 5, 2018. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million in the first quarters of Fiscal 2020 and Fiscal 2019, respectively. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

Other Legal Matters
On May 19, 2017, two former employees of the Company's former Hat World subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted the Company's motion to transfer venue to the U.S. District Court for the Southern District

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9
Legal Proceedings and Other Matters, Continued

of Indiana. On March 9, 2018, a former employee of the Company's former Hat World subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys' fees and costs. The Company has reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million. The proposed settlement is subject to approval by the court. The Company does not expect that the proposed settlement will have a material adverse effect on its financial condition or results of operations.

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

Other Matters
Subsequent to February 2, 2019, the IRS notified the Company on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $12.3 million for the year ended December 31, 2016. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been the Company’s policy to offer MEC to all full-time employees and their dependents. Based on its analysis, the Company responded to the IRS on May 1, 2019 asserting that it did offer MEC to at least 95% of its full-time employees for each month of 2016 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system. Accordingly, the Company currently does not believe the ESRP set forth in Letter 226-J is a probable liability, and no accrual has been recorded at May 4, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the three months ended May 4, 2019 and May 5, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

The Company completed the sale of Lids Sports Group on February 2, 2019. As a result of the sale, the Company met the requirements to report the results of Lids Sports Group as a discontinued operation. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. As a result, the Company's segment information has been adjusted to exclude discontinued operations for the three months ended May 5, 2018.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, under Item 8 in the Company's Annual Report on Form10-K for the fiscal year ended February 2, 2019).

The Company's reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily the Company's owned and licensed brands.

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, pension asset, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets, including the former Lids Sports Group headquarters building, and miscellaneous investments. The Company charges allocated retail costs of distribution to each segment. The Company does not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, asset impairment charges and other, including major litigation and major lease terminations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
May 4, 2019	Journeys Group	Schuh Group		Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$323,972	$76,844		$74,734	$20,086	$18	$495,654
Intercompany sales	—	—		—	(3)	—	(3)
Net sales to external customers	$323,972	$76,844		$74,734	$20,083	$18	$495,651
Segment operating income (loss)	$18,976	$(5,428)		$5,106	$429	$(10,730)	$8,353
Asset impairments and other(1)	—	—		—	—	731	731
Operating income (loss)	18,976	(5,428)		5,106	429	(9,999)	9,084
Other components of net periodic benefit cost	—	—		—	—	86	86
Interest expense	—	—		—	—	(848)	(848)
Interest income	—	—		—	—	1,014	1,014
Earnings (loss) from continuing operations before income taxes	$18,976	$(5,428)		$5,106	$429	$(9,747)	$9,336
Total assets(2)	$934,349	$388,989	—	$209,735	$20,918	$262,082	$1,816,073
Depreciation and amortization(3)	7,320	3,099		1,626	148	610	12,803
Capital expenditures	3,967	1,673		862	62	177	6,741

(1)Asset impairments and other includes a $(1.0) million gain for lease terminations in Schuh Group, partially offset by a $0.3 million charge for asset impairments in Schuh Group.

(2)Total assets for the Schuh Group and Journeys Group include $83.9 million and $9.6 million of goodwill, respectively. Goodwill for the Schuh Group increased by $0.6 million and goodwill for Journeys Group decreased by $0.2 million from February 2, 2019, due to foreign currency translation adjustments. Of the Company's $271.3 million of property and equipment, $44.5 million and $12.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $12.8 million in depreciation expense for the three months ended May 4, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
May 5, 2018	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$306,142	80,266	$75,684	$24,066	$62	$486,220
Intercompany sales	—	—	—	(1)	—	(1)
Net sales to external customers	$306,142	$80,266	$75,684	$24,065	$62	$486,219
Segment operating income (loss)	$12,992	$(5,640)	$4,867	$276	$(7,665)	$4,830
Asset impairments and other(1)	—	—	—	—	(1,118)	(1,118)
Operating income (loss)	12,992	(5,640)	4,867	276	(8,783)	3,712
Other components of net periodic benefit cost	—	—	—	—	8	8
Interest expense	—	—	—	—	(1,047)	(1,047)
Interest income	—	—	—	—	19	19
Earnings (loss) from continuing operations before income taxes	$12,992	$(5,640)	$4,867	$276	$(9,803)	$2,692
Total assets ongoing operations	$446,001	243,921	$119,854	$29,520	$148,851	$988,147
Assets from discontinued operations						329,278
Total assets (2)						$1,317,425
Depreciation and amortization(3)	6,795	3,927	1,568	155	804	13,249
Capital expenditures(4)	10,543	2,907	1,470	60	63	15,043

(1)Asset impairments and other includes a $1.0 million charge for asset impairments, which includes $0.2 million for Journeys Group and $0.8 million for Schuh Group, and a $0.2 million charge for legal and other matters, partially offset by a gain of $(0.1) million related to Hurricane Maria.

(2)Total assets for the Schuh Group and Journeys Group include $86.1 million and $10.0 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group decreased by $3.9 million and $0.4 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $296.1 million of property and equipment, $54.8 million and $14.3 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $13.2 million in depreciation expense for the three months ended May 5, 2018. Excludes $6.4 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4) Excludes $4.5 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This discussion and the Notes to the Condensed Consolidated Financial Statements include certain forward-looking statements, including those regarding the performance outlook for the Company and its individual businesses (including, without limitation, sales, expenses, margins and earnings) and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding the Company's performance outlook for Fiscal 2020 and beyond, could differ materially from those reflected by the forward-looking statements in this discussion, in the Notes to the Condensed Consolidated Financial Statements, and in other disclosures.

A number of factors may adversely affect the outlook reflected in forward looking statements and the Company's future results, liquidity, capital resources and prospects. These factors (some of which are beyond the Company's control) include:

•	The level and timing of promotional activity necessary to maintain inventories at appropriate levels.

•	The timing and amount of any share repurchases by the Company.

•
The imposition of tariffs on products imported by the Company or its vendors as well as the ability and costs to move production of products to countries from which imported goods are not subject to tariffs.

•	Potential disruption to the flow of goods in the ports due to reactions made by companies to the potential imposition of tariffs.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products.

•
The effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	Ability to attract and retain employees and costs associated with wage pressure in connection with a full employment environment in the U.S and the U.K.

•	Weakness in the consumer economy and retail industry for the products we sell.

•	Competition in the Company's markets, including online and including competition from the Company's vendors in the branded footwear market.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

•
Weakness in shopping mall traffic and challenges to the viability of malls where the Company operates stores, related to planned closings of department and other stores or other factors, and the extent and pace of growth of online shopping.

•	Risks related to the potential for terrorist events, especially in malls and shopping districts.

•	Changes in buying patterns by significant wholesale customers.

•	Bankruptcies or deterioration in the financial condition of significant wholesale customers or the inability of wholesale customers or consumers to obtain credit.

•	The Company's ability to continue to complete and integrate acquisitions, expand its business and diversify its product base.

•	Retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases.

•	Changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.

•
The Company's ability to build, open, staff and support additional retail stores and to renew leases for existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels.

•	The Company's ability to eliminate stranded costs associated with dispositions, including the sale of the Lids Sport Group business.

•	The Company's ability to realize anticipated cost savings.

•
Deterioration in the performance of individual businesses or of the Company's market value relative to its book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom, the Republic of Ireland and Germany, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,250 retail accounts in the United States, including a number of leading department, discount, and specialty stores. At May 4, 2019, the Company operated 1,504 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom, the Republic of Ireland and Germany.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended May 5, 2018. In addition, the related assets and liabilities as of May 5, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three months ended May 5, 2018. Unless otherwise noted, the discussion that follows relates to continuing operations.

During the three months ended May 4, 2019 and May 5, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

The Journeys retail footwear stores sell footwear and accessories primarily for 13 to 22 year old teenagers and young adults. The stores average approximately 2,075 square feet. The Journeys Kidz retail footwear stores sell footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,825 square feet. With 40 Little Burgundy stores, Journeys Group operates 86 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce websites journeys.com, journeyskidz.com, journeysca.com and littleburgundy.com.

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 16 to 24 year old teenagers and young adults. The stores, which average approximately 4,875 square feet, include both street-level and mall locations in the United Kingdom, the Republic of Ireland and Germany. The Schuh Group also sells footwear and accessories through the schuh.co.uk e-commerce website. On May 31, 2019, the Company announced plans to close its three stores in Germany.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of May 4, 2019, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,375 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and the johnstonmurphy.com and johnstonmurphy.ca e-commerce websites. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. Additionally, the Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores and through the trask.com e-commerce website.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement expires on November 30, 2019. The Company also sells footwear under other licenses.

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
More generally, the Company attempts to develop strategies to mitigate the risks it views as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors" in this 10-Q and in the Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of the Company’s target customers can change rapidly, the Company believes that its ability to react quickly to those changes has been important to its success. Even when the Company succeeds in aligning its merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than the Company's typical offering. Moreover, economic factors, such as rising unemployment and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for the Company’s merchandise, regardless of the Company’s skill in detecting and responding to fashion trends. The Company believes its experience and discipline in merchandising and the buying power associated with its relative size and importance in the industry segments in which it competes are important to its ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Summary of Results of Operations
The Company's net sales increased 1.9% to $496 million during the first quarter of Fiscal 2020 compared to $486 million for the same quarter of Fiscal 2019. Excluding the effect of lower exchange rates, net sales would have increased 3%. Comparable sales increased 5% for the first quarter. Journeys Group sales increased 6%, while Schuh Group sales decreased 4%, Johnston & Murphy Group sales decreased 1% and Licensed Brand sales decreased 17% during the first quarter of Fiscal 2020. Gross margin as a percentage of net sales increased to 49.4% during the first quarter of Fiscal 2020, compared to 49.0% for the same period last year, reflecting increased gross margin in Journeys Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreased margins in Schuh Group. Selling and administrative expenses as a percentage of net sales decreased to 47.7% of net sales during the first quarter of Fiscal 2020 from 48.0% for the same quarter of Fiscal 2019, reflecting decreased expenses as a percentage of net sales in Journeys Group, Schuh Group and Johnston & Murphy Group, partially offset by increased expenses in Licensed Brands and Corporate. Operating income increased as a percentage of net sales to 1.8% during the first quarter of Fiscal 2020 compared to 0.8% in the same quarter of Fiscal 2019, reflecting increased operating income as a percentage of net sales in all of the Company's business units, except Schuh Group.

Significant Developments

The Sale of Lids Sports Group
The Company announced in February of 2018 that it was initiating a formal process to explore the sale of its Lids Sports Group business.  On December 14, 2018, the Company entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings, LLC, a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2019 for $93.8 million cash which consisted of a sale price of $100.0 million and working capital adjustments of $6.2 million. Because the effective date of closing was a Saturday and the cash proceeds were not received by the Company until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019. The Company recorded a loss on the sale of Lids Sports Group of $98.3 million, net of tax, on the sale of these assets, representing the sales price less the value of the Lids Sports Group assets sold and other miscellaneous charges, including divestiture transaction costs, offset by a tax benefit on the loss. As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations, and reflected the loss in loss from discontinued operations, net on the Company's Condensed Consolidated Statements of Operations for Fiscal 2019. Unless otherwise noted, the discussion herein relates to continuing operations. See additional information regarding the sale of Lids Sports Group in Item 1, Note 3, "Asset Impairments and Other Charges and Discontinued Operations".

Asset Impairment and Other Charges
The Company recorded a pretax gain of $(0.7) million in the first quarter of Fiscal 2020, including a $(1.0) million gain for lease terminations, partially offset by a $0.3 million charge for retail store asset impairments.

The Company recorded pretax charges of $1.1 million in the first quarter of Fiscal 2019, including $1.0 million for retail store asset impairments and $0.2 million for legal and other matters, partially offset by a gain of $(0.1) million related to Hurricane Maria.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Management believes that there have been no material changes in those critical accounting policies.

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

Results of Operations - First Quarter Fiscal 2020 Compared to First Quarter Fiscal 2019

The Company's net sales in the first quarter ended May 4, 2019 increased 1.9% to $495.7 million from $486.2 million in the first quarter ended May 5, 2018, reflecting increased net sales in Journeys Group, partially offset by decreased sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Excluding the effect of lower exchange rates, net sales would have increased 3%. Comparable sales increased 5% increase for the first quarter of Fiscal 2020, which included an increase of 4% in same store sales and an increase of 15% in comparable direct sales. Gross margin increased 2.9% to $244.9 million in the first quarter of Fiscal 2020 from $238.0 million in the same period last year, and increased as a percentage of net sales from 49.0% to 49.4%, reflecting increased gross margin in Journeys Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreased margin in Schuh Group. Selling and administrative expenses in the first quarter of Fiscal 2020 increased 1.4% due to increased bonus expense, but decreased as a percentage of net sales from 48.0% to 47.7%, reflecting decreased expenses as a percentage of net sales in all of the Company's business units except Licensed Brands and Corporate. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter ended May 4, 2019 were $9.3 million compared to $2.7 million for the first quarter ended May 5, 2018. Pretax earnings for the first quarter ended May 4, 2019 included an asset impairment and other gain of ($0.7) million for a gain on lease terminations, partially offset by a charge for retail store asset impairments. Pretax earnings for the first quarter ended May 5, 2018 included an asset impairment and other charge of $1.1 million for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria.

Net earnings for the first quarter ended May 4, 2019 were $6.3 million ($0.36 diluted earnings per share) compared to a net loss of ($2.3) million ($0.12 diluted loss per share) for the first quarter ended May 5, 2018. The Company recorded an effective income tax rate of 30.7% and 31.1% in the first quarter of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the first quarter of Fiscal 2020 and 2019 each benefitted from the lower U.S. federal income tax rate following the passage of the Tax Cut and Jobs Act in December 2017, partially offset by the inability to recognize a tax benefit for certain foreign losses.

Journeys Group

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(dollars in thousands)
Net sales	$323,972	$306,142	5.8%
Operating income	$18,976	$12,992	46.1%
Operating margin	5.9%	4.2%

Net sales from Journeys Group increased 5.8% to $324.0 million for the first quarter ended May 4, 2019, compared to $306.1 million for the same period last year. The increase reflects a 7% increase in comparable sales, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected an 8% increase in footwear unit sales, while the average price per pair of shoes decreased 1%. Journeys Group operated 1,188 stores at the end of the first quarter of Fiscal 2020, including 239 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada, compared to 1,221 stores at the end of the first quarter last year, including 245 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada.

Journeys Group operating income increased 46.1% to $19.0 million for the first quarter ended May 4, 2019 compared to $13.0 million for the first quarter ended May 5, 2018. The increase in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased markdowns and (iii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs and selling salaries, partially offset by increased bonus expense.

Schuh Group

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(dollars in thousands)
Net sales	$76,844	$80,266	(4.3)%
Operating loss	$(5,428)	$(5,640)	3.8%
Operating margin	(7.1)%	(7.0)%

Net sales from Schuh Group decreased 4.3% to $76.8 million for the first quarter ended May 4, 2019, compared to $80.3 million for the first quarter ended May 5, 2018. The net sales decrease reflects a $5.5 million decrease due to decreases in foreign exchange rates this year, partially offset by a 2% comparable sales increase, while the average number of Schuh stores operated was flat during the quarter. Schuh Group operated 136 stores at the end of the first quarter of both Fiscal 2020 and Fiscal 2019.

Schuh Group operating loss improved to ($5.4) million for the first quarter ended May 4, 2019 compared to ($5.6) million for the first quarter ended May 5, 2018. The decrease in the operating loss this year reflects a $0.3 million favorable impact due to changes in foreign exchange rates compared to the same period last year while gross margin decreased as a percentage of net sales, reflecting increased promotional activity, partially offset by a decrease in selling and administrative expenses as a percentage of net sales, reflecting the ability to leverage expenses due to the positive comparable sales for the quarter.

Johnston & Murphy Group

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(dollars in thousands)
Net sales	$74,734	$75,684	(1.3)%
Operating income	$5,106	$4,867	4.9%
Operating margin	6.8%	6.4%

Johnston & Murphy Group net sales decreased 1.3% to $74.7 million for the first quarter ended May 4, 2019 from $75.7 million for the first quarter ended May 5, 2018, reflecting primarily a 7% decrease in Johnston & Murphy Group wholesale sales, partially offset by a 1% increase in the average number of stores operated for Johnston & Murphy retail operations, while comparable sales were flat for the first quarter this year. Unit sales for the Johnston & Murphy wholesale business decreased 7% in the first quarter of Fiscal 2020 and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 72.6% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2020, up from 70.8% in the first quarter last year. Comparable sales reflected a 2% increase in footwear unit comparable sales, while the average price per pair of shoes for Johnston & Murphy retail operations decreased 3%. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2020 was 180 stores, including eight stores in Canada, compared to 182 stores, including eight stores in Canada, at the end of the first quarter of Fiscal 2019.

Johnston & Murphy Group operating income for the first quarter ended May 4, 2019 increased 4.9% to $5.1 million compared to $4.9 million for the same period last year. The increase was due primarily to (i) increased gross margin as a percentage of net sales, reflecting the higher mix of retail sales which carry higher margins and (ii) decreased expenses as a percentage of net sales primarily due to decreased compensation and bonus expenses, partially offset by increased marketing expense.

Licensed Brands

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(dollars in thousands)
Net sales	$20,083	$24,065	(16.5)%
Operating income	$429	$276	55.4%
Operating margin	2.1%	1.1%

Licensed Brands' net sales decreased 16.5% to $20.1 million for the first quarter ended May 4, 2019, from $24.1 million for the same period last year, reflecting primarily decreased sales of Dockers footwear and the closeout of the Bass license. Unit sales for Dockers footwear increased 1% for the first quarter of Fiscal 2020, while the average price per pair of Dockers shoes decreased 7% compared to the same period last year.

Licensed Brands' operating income increased 55.4% to $0.4 million for the first quarter of Fiscal 2020 compared to $0.3 million for the first quarter of Fiscal 2019, due primarily to increased gross margin as a percentage of net sales due to higher initial margins and fewer closeouts. Selling and administrative expenses as a percentage of net sales increased across most expense categories, including increased bonus expense, primarily due to decreased leverage from the lower sales, partially offset by decreased professional fees.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first quarter ended May 4, 2019 was $10.0 million compared to $8.8 million for first quarter ended May 5, 2018. Corporate expense in the first quarter of Fiscal 2020 included $0.7 million gain in asset impairment and other charges for a gain on lease terminations, partially offset by a charge for retail store asset impairments. Corporate expense in the first quarter of Fiscal 2019 included $1.1 million in asset impairment and other charges for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. Corporate expenses increased 40%, excluding asset impairment and other charges, reflecting increased bonus expenses, partially offset by transition support income from the Purchaser of Lids Sports Group and lease income on the former Lids corporate headquarters.

Net interest expense decreased from $1.0 million of expense in the first quarter of Fiscal 2019 to $0.2 million of income for the first quarter of Fiscal 2020 resulting from the increase in average short-term investments as a result of proceeds from the sale of Lids Sports Group and decreased average revolver borrowings in the first quarter this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	May 4, 2019	February 2, 2019	May 5, 2018
	(dollars in millions)
Cash and cash equivalents	$156.7	$167.4	$30.9
Working capital(1)	$237.2	$454.8	$465.5
Long-term debt (including current portion)	$73.7	$65.7	$105.7

(1)With the adoption of ASC 842 in the first quarter of Fiscal 2020, working capital for the first quarter ended May 4, 2019 includes a current portion operating lease liability of $138.8 million which is not reflected in prior periods.

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
			Increase
Cash flow changes:	May 4, 2019	May 5, 2018	(Decrease)
	(dollars in millions)
Net cash provided by (used in) operating activities	$(34.7)	$0.8	$(35.5)
Net cash provided by (used in) investing activities	99.1	(18.9)	118.0
Net cash provided by (used in) financing activities	(75.3)	9.4	(84.7)
Effect of foreign exchange rate fluctuations on cash	0.2	(0.4)	0.6
Decrease in cash and cash equivalents	$(10.7)	$(9.1)	$(1.6)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $35.5 million lower for the three months ended May 4, 2019 compared to the same period last year, primarily reflecting the following factors:

•
a $47.1 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix and the impact of an increase in accounts payable in discontinued operations in the prior year;

•	a $14.1 million decrease in cash flow from changes in other accrued liabilities reflecting increased bonus payments; partially offset by

•	a $13.7 million increase in cash flow from changes in inventory primarily due to the absence of growth in discontinued operations inventory that was reflected in last year's cash flow.

Cash provided by investing activities was $118.0 million higher for the three months ended May 4, 2019 primarily reflecting the proceeds from the sale of Lids Sports Group and decreased capital expenditures. The Company expects capital expenditures of approximately $45 million for Fiscal 2020.

Cash used in financing activities was $84.7 million higher for the three months ended May 4, 2019 reflecting share repurchases of $80.0 million in the first three months this year compared to none in the same period last year, and decreased revolver net borrowings in the first three months this year compared to the same period last year.

Changes in inventory and accounts receivable
The $1.6 million increase in inventories at May 4, 2019 from February 2, 2019 levels reflected increased retail inventory in all business units, partially offset by seasonal decreases in footwear wholesale inventory.

Accounts receivable at May 4, 2019 increased by $3.7 million compared to February 2, 2019, due primarily to seasonal sales increases in the Company's wholesale businesses.

Sources of Liquidity
The Company has three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and the credit facilities discussed below. In addition, the Company received proceeds from the sale of Lids Sports Group this fiscal year. The Company believes that cash and cash equivalents on hand, cash flow from operations and the sale of Lids Sports Group and availability under its credit facilities will be sufficient to cover its working capital, capital expenditures and stock repurchases for the foreseeable future.

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
The Company's revolving credit borrowings averaged $57.6 million during the three months ended May 4, 2019 and $60.1 million during the three months ended May 5, 2018, as cash on hand, cash generated from operations and the sale of Lids Sports Group and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first three months each year and stock repurchases for the first quarter of Fiscal 2020.
There were $10.8 million of letters of credit outstanding and $59.8 million of revolver borrowings outstanding, including $14.1 million (£10.7 million) related to Genesco (UK) Limited, $45.7 million (C$61.3 million) related to GCO Canada, and no U.S. borrowings, under the Credit Facility at May 4, 2019.

The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Certain Covenants
The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $17.5 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $162.1 million at May 4, 2019. Because Excess Availability exceeded the greater of $17.5 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at May 4, 2019.

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

There were $8.6 million in UK term loans and $5.3 million in UK revolver loans outstanding at May 4, 2019. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at May 4, 2019. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's contractual obligations at May 4, 2019 decreased approximately 5% compared to February 2, 2019 due to decreases in operating leases, partially offset by increased purchase obligations and long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2020 are expected to be approximately $45 million. These include retail capital expenditures of approximately $36 million to open approximately eight Journeys stores, 12 Journeys Kidz stores, three Schuh stores and eight Johnston & Murphy shops and factory stores and to complete approximately 68 major store renovations. This includes approximately $10 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The planned amount of capital expenditures in Fiscal 2020 for wholesale operations and other purposes is approximately $9 million, including approximately $5 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and the sale of Lids Sports Group and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2020.

The Company had total available cash and cash equivalents of $156.7 million, $167.4 million and $30.9 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively, of which approximately $7.7 million, $20.8 million and $8.6 million was held by the Company's foreign subsidiaries as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 1,809,112 shares for $80.0 million for the three months ended May 4, 2019 as part of a $125 million share repurchase program approved by the Board of Directors in December 2018. With the completion of the $125 million share repurchase program, the Board of Directors approved a new $100 million share repurchase program in May 2019. Share repurchases of $0.9 million made on the last day of the first quarter of Fiscal 2020, which are included in the $80.0 million above, were made under the new $100.0 million share repurchase program. For the second quarter of Fiscal 2020 through June 12, 2019, the Company has repurchased 862,331 shares for $37.7 million, leaving $61.4 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the three months ended May 5, 2018.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.0 million for the first quarters of Fiscal 2020 and 2019, respectively. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $8.6 million of outstanding U.K. term loans at a weighted average interest rate of 3.32% as of May 4, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $8.6 million term loans. The Company has $5.3 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.93% as of May 4, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $5.3 million revolver borrowings. The Company has $59.8 million of outstanding revolver borrowings at a weighted average interest rate of 3.11% as of May 4, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $59.8 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at May 4, 2019. As a result, the Company considers the interest rate market risk implicit in these investments at May 4, 2019 to be low.

Summary - Based on the Company's overall market interest rate exposure at May 4, 2019, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2020 would not be material.

Accounts Receivable - The Company's accounts receivable balance at May 4, 2019 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer accounted for 19%, one customer accounted for 9%, one customer accounted for 8% and one customer accounted for 7% of the Company's total trade receivables balance as of May 4, 2019. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first three months of Fiscal 2020 were negatively impacted by $5.5 million due to changes in foreign exchange rates and Schuh Group's operating loss was positively impacted by $0.3 million.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the three months ended May 4, 2019 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Based on their evaluation as of May 4, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii)

accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
As of February 3, 2019, the Company adopted the new lease accounting standard ASC 842 and the Company updated and modified internal controls over financial reporting related to ASC 842. There were no other changes in the Company's internal control over financial reporting that occurred during the Company's first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company incorporates by reference the information regarding legal proceedings in Note 9 of the Company's Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In Thousands)

February 2019
2-3-19 to 3-2-19	455,011	$44.91	455,011	$58,621

March 2019
3-3-19 to 3-30-19	662,026	$43.48	662,026	$29,837

April 2019
3-31-19 to 5-4-19(1)	692,075	$44.44	692,075	$99,083

(1)Share repurchases were made pursuant to the share repurchase programs described in Note 8 to the Condensed Consolidated Financial Statements. The Company expects to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

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
Mimi E. Vaughn
Chief Operating Officer, Senior Vice President and
Chief Financial Officer
Date: June 13, 2019