Form 10-Q
period 2019-08-03
GENESCO INC
filed 2019-09-12
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 3, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Road	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (615) 367-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of August 30, 2019, 14,998,860 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	August 3, 2019	February 2, 2019	August 4, 2018
Current Assets:
Cash and cash equivalents	$57,965	$167,355	$49,786
Accounts receivable, net of allowances of $2,462 at Aug. 3, 2019,
$2,894 at Feb. 2, 2019 and $4,340 at Aug. 4, 2018	26,626	132,390	30,912
Inventories	444,706	366,667	436,721
Prepaids and other current assets	45,040	64,634	64,624
Current assets - discontinued operations	—	—	192,312
Total current assets	574,337	731,046	774,355

Property and equipment:
Land	7,785	7,953	7,939
Buildings and building equipment	81,695	82,621	82,242
Computer hardware, software and equipment	136,262	138,147	125,740
Furniture and fixtures	128,854	129,625	127,483
Construction in progress	9,646	5,920	19,372
Improvements to leased property	334,229	341,134	337,561
Property and equipment, at cost	698,471	705,400	700,337
Accumulated depreciation	(436,547)	(428,025)	(413,049)
Property and equipment, net	261,924	277,375	287,288
Operating lease right of use asset	754,537	—	—
Goodwill	87,126	93,081	92,648
Trademarks, net of accumulated amortization of zero at Aug. 3, 2019,
Feb. 2, 2019 and Aug. 4, 2018	29,286	30,904	30,835
Other intangibles, net of accumulated amortization of $1,675 at
Aug. 3, 2019, $4,680 at Feb. 2, 2019 and $4,514 at Aug. 4, 2018	273	943	1,098
Deferred income taxes	23,185	21,335	23,126
Other noncurrent assets	24,859	26,397	25,095
Non-current assets - discontinued operations	—	—	133,351
Total Assets	$1,755,527	$1,181,081	$1,367,796

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	August 3, 2019	February 2, 2019	August 4, 2018
Current Liabilities:
Accounts payable	$157,822	$158,603	$174,814
Accrued employee compensation	32,552	43,246	26,316
Accrued other taxes	12,774	17,389	18,048
Accrued income taxes	72	2,133	68
Current portion – long-term debt	14,896	8,992	1,625
Current portion - operating lease liability	141,233	—	—
Other accrued liabilities	41,593	45,313	37,540
Provision for discontinued operations	520	553	1,939
Current liabilities - discontinued operations	—	—	57,769
Total current liabilities	401,462	276,229	318,119
Long-term debt	60,244	56,751	81,712
Long-term operating lease liability	671,047	—	—
Other long-term liabilities	36,307	108,704	117,297
Provision for discontinued operations	1,846	1,846	1,701
Non-current liabilities - discontinued operations	—	—	24,809
Total liabilities	1,170,906	443,530	543,638
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,010	1,060	1,064
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
Aug. 3, 2019 – 16,345,074/15,856,610
February 2, 2019 – 19,591,048/19,102,584
Aug. 4, 2018 – 20,683,842/20,195,378	16,345	19,591	20,684
Additional paid-in capital	268,882	264,138	257,295
Retained earnings	364,396	508,555	603,536
Accumulated other comprehensive loss	(48,155)	(37,936)	(42,744)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	584,621	737,551	821,978
Noncontrolling interest – non-redeemable	—	—	2,180
Total equity	584,621	737,551	824,158
Total Liabilities and Equity	$1,755,527	$1,181,081	$1,367,796

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$486,573	$487,015	$982,224	$973,234
Cost of sales	250,040	255,546	500,783	503,759
Selling and administrative expenses	231,796	230,423	468,351	463,599
Asset impairments and other, net	1,775	(29)	1,044	1,089
Operating income	2,962	1,075	12,046	4,787
Other components net periodic benefit cost	(93)	(29)	(179)	(37)
Interest expense, net:
Interest expense	835	1,113	1,683	2,160
Interest income	(488)	(10)	(1,502)	(29)
Total interest expense, net	347	1,103	181	2,131
Earnings from continuing operations before income taxes	2,708	1	12,044	2,693
Income tax expense	1,915	26	4,781	862
Earnings (loss) from continuing operations	793	(25)	7,263	1,831
(Loss) earnings from discontinued operations, net of tax	(216)	10	(340)	(4,177)
Net Earnings (Loss)	$577	$(15)	$6,923	$(2,346)

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.00	$0.43	$0.09
Discontinued operations	(0.01)	0.00	(0.02)	(0.21)
Net earnings (loss)	$0.04	$0.00	$0.41	$(0.12)
Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.00	$0.43	$0.09
Discontinued operations	(0.01)	0.00	(0.02)	(0.21)
Net earnings (loss)	$0.04	$0.00	$0.41	$(0.12)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings (loss)	$577	$(15)	$6,923	$(2,346)
Other comprehensive income (loss):
Pension liability adjustments, net of tax of $0.0 million for the three and six months ended Aug. 3, 2019 and $0.1 million for both the three and six months ended Aug. 4, 2018	51	145	106	285
Postretirement liability adjustments, net of tax of $0.0 million and $0.1 million for the three and six months ended Aug. 3, 2019, respectively, and $0.0 million for both the three and six months ended Aug. 4, 2018	(166)	11	(333)	37
Foreign currency translation adjustments	(11,072)	(6,010)	(9,992)	(13,874)
Total other comprehensive loss	(11,187)	(5,854)	(10,219)	(13,552)
Comprehensive loss	$(10,610)	$(5,869)	$(3,296)	$(15,898)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$577	$(15)	$6,923	$(2,346)
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	12,315	19,225	25,118	38,918
Amortization of deferred note expense and debt discount	108	148	217	301
Deferred income taxes	741	1,596	(1,285)	50
Provision (recoveries) on accounts receivable	30	(120)	91	(103)
Gain on sale of business	—	—	86	—
Impairment of long-lived assets	731	928	1,038	2,202
Restricted stock expense	2,629	3,368	4,868	6,722
Provision for discontinued operations	292	246	380	277
Other	309	959	775	1,571
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	6,293	11,491	2,594	2,096
Inventories	(80,484)	(55,594)	(82,091)	(70,857)
Prepaids and other current assets	(2,498)	(8,138)	1,658	(10,846)
Accounts payable	53,669	58,739	20,864	72,988
Other accrued liabilities	2,627	8,184	(19,661)	12
Other assets and liabilities	(711)	1,219	317	2,057
Net cash provided by (used in) operating activities	(3,372)	42,236	(38,108)	43,042
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,510)	(11,593)	(13,251)	(31,126)
Other investing activities	23	—	23	633
Proceeds from sale of business and asset sales	(7,171)	218	98,707	274
Net cash provided by (used in) investing activities	(13,658)	(11,375)	85,479	(30,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(382)	(410)	(789)	(840)
Borrowings under revolving credit facility	21,475	86,779	49,832	205,996
Payments on revolving credit facility	(18,084)	(106,652)	(37,203)	(205,019)
Share repurchases related to share repurchase program	(65,297)	—	(145,361)	—
Restricted shares withheld for taxes	(2,209)	(2,433)	(2,209)	(2,433)
Change in overdraft balances	(16,180)	11,195	(20,218)	3,673
Additions to deferred note cost	—	(29)	—	(359)
Other	—	(44)	—	(3,209)
Net cash used in financing activities	(80,677)	(11,594)	(155,948)	(2,191)
Effect of foreign exchange rate fluctuations on cash	(983)	(361)	(813)	(783)
Net Increase (Decrease) in Cash and Cash Equivalents	(98,690)	18,906	(109,390)	9,849
Cash and cash equivalents at beginning of period(1)	156,655	30,880	167,355	39,937
Cash and cash equivalents at end of period(1)	$57,965	$49,786	$57,965	$49,786
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$817	$1,105	$1,507	$1,724
Income taxes	3,527	9,431	3,794	9,961
(1) The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Cash Flows for the three and six months ended August 4, 2018.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 3, 2018	$1,052	$20,392	$250,877	$603,902	$(29,192)	$(17,857)	$1,530	$830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss	—	—	—	(2,331)	—	—	—	(2,331)
Other comprehensive loss	—	—	—	—	(7,698)	—	—	(7,698)
Employee and non-employee restricted stock	—	—	3,354	—	—	—	—	3,354
Restricted stock issuance	—	14	(14)	—	—	—	—	—
Other	(12)	(2)	13	—	—	—	—	(1)
Noncontrolling interest – earnings	—	—	—	—	—	—	398	398
Balance May 5, 2018	1,040	20,404	254,230	605,984	(36,890)	(17,857)	1,928	828,839
Net loss	—	—	—	(15)	—	—	—	(15)
Other comprehensive loss	—	—	—	—	(5,854)	—	—	(5,854)
Employee and non-employee restricted stock	—	—	3,368	—	—	—	—	3,368
Restricted stock issuance	—	375	(375)	—	—	—	—	—
Restricted shares withheld for taxes	—	(61)	61	(2,433)	—	—	—	(2,433)
Other	24	(34)	11	—	—	—	—	1
Noncontrolling interest – earnings	—	—	—	—	—	—	252	252
Balance August 4, 2018	$1,064	$20,684	$257,295	$603,536	$(42,744)	$(17,857)	$2,180	$824,158

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$—	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	—	(4,208)
Net earnings		—	—	6,346	—	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	—	968
Employee and non-employee restricted stock	—	—	2,239	—	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	—	1
Balance May 4, 2019	1,012	17,753	266,455	432,531	(36,968)	(17,857)	—	662,926
Net earnings	—	—	—	577	—	—	—	577
Other comprehensive loss	—	—	—	—	(11,187)	—	—	(11,187)
Employee and non-employee restricted stock	—	—	2,629	—	—	—	—	2,629
Shares repurchased	—	(1,611)	—	(66,503)	—	—	—	(68,114)
Restricted stock issuance	—	285	(285)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,209)	—	—	—	(2,209)
Other	(2)	(26)	27	—	—	—	—	(1)
Balance August 3, 2019	$1,010	$16,345	$268,882	$364,396	$(48,155)	$(17,857)	$—	$584,621

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. At August 3, 2019, the Company operated 1,494 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018. In addition, the related assets and liabilities as of August 4, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three and six months ended August 4, 2018. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. See Note 3 for additional information related to discontinued operations.
During the three and six months ended August 3, 2019 and August 4, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

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

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $3.8 million, $5.1 million and $3.8 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively. Gift card breakage recognized as revenue was $0.1 million and $0.2 million for the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and $0.3 million for each of the first six months of Fiscal 2020 and Fiscal 2019. During the six months ended August 3, 2019, the Company recognized $2.4 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 2, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
The Company had total available cash and cash equivalents of $58.0 million, $167.4 million and $49.8 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively, of which approximately $10.8 million, $20.8 million and $11.3 million was held by the Company's foreign subsidiaries as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the
U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

There were $17.5 million and $127.2 million in cash equivalents at August 3, 2019 and February 2, 2019, respectively, and no cash equivalents included in cash and cash equivalents at August 4, 2018. The Company's cash equivalents at August 3, 2019 and February 2, 2019 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.

At August 3, 2019, substantially all of the Company’s domestic cash was invested in institutional money market funds. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At August 3, 2019, February 2, 2019 and August 4, 2018, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $9.4 million, $29.6 million and $17.8 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer-specific factors. In the footwear wholesale businesses, one customer accounted for 24%, one customer accounted for 11%, two customers each accounted for 7% and no other customer accounted for more than 6% of the Company’s total trade receivables balance as of August 3, 2019.

Asset Retirement Obligations
The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.2 million, $10.9 million and $10.7 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at August 3, 2019 and February 2, 2019 are as follows:

Fair Values
In Thousands	August 3, 2019		February 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$60,249	$60,538	$56,773	$56,861
UK Term Loans	7,595	7,624	8,970	9,063
UK Revolver Borrowings	7,296	7,343	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.3 million for each of the second quarters of Fiscal 2020 and Fiscal 2019, and $2.7 million and $2.8 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $85.9 million and $83.5 million for the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and $169.1 million and $168.0 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $16.5 million and $15.3 million for the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and $30.2 million and $29.8 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.5 million and $0.2 million for the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and $1.2 million and $1.0 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively. During the first six months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.3 million and $1.7 million for the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and $4.2 million and $3.4 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively. During the first six months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net gain of $(0.2) million for the second quarter of Fiscal 2020 and a net loss of $0.3 million for the second quarter of Fiscal 2019, and a net loss of $0.1 million and $0.6 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively.

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at August 3, 2019 consisted of $5.9 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $(1.5) million, net of tax, and a cumulative foreign currency translation adjustment of $43.7 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss ("AOCI") for the six months ended August 3, 2019:

In Thousands	Foreign Currency Translation	Unrecognized Pension Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)

Balance February 2, 2019	$(33,752)	$(4,184)	$(37,936)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(9,869)	—	(9,869)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(123)	—	(123)
Amounts reclassified from AOCI:
Amortization of net actuarial loss and prior service cost (1)	—	(307)	(307)
Income tax expense	—	(80)	(80)
Current period other comprehensive loss, net of tax	(9,992)	(227)	(10,219)
Balance August 3, 2019	$(43,744)	$(4,411)	$(48,155)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 70.7% and 2,600.0% in the second quarters of Fiscal 2020 and Fiscal 2019, respectively, and 39.7% and 32.0% in the first six months of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the second quarter and first six months of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses. The tax rate for the second quarter and six months of Fiscal 2020 also includes an uncertain tax position of $0.2 million. The tax rates were also impacted by $(0.1) million of tax benefit for the second quarter and first six months of Fiscal 2020 and $0.5 million of tax expense for the second quarter and first six months of Fiscal 2019 due to the impact of ASU 2016-09 related to the vesting of restricted stock.

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

Adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease liabilities of $795.6 million and $855.3 million, respectively, as of February 3, 2019. The operating lease right of use asset is inclusive of the impairments recorded upon adoption for store operating lease right of use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax. Right of use assets are recorded based upon the present value of remaining operating lease liabilities adjusted for deferred rent, including tenant allowances from landlords. The standard did not materially impact net earnings or liquidity. The standard did not have an impact on covenant compliance under the Company’s current debt agreements. Financial results for reporting periods beginning after February 3, 2019 are presented in accordance with ASC 842, while prior periods will continue to be reported in accordance with the Company’s historical accounting for leases under ASC Topic 840: "Leases (Topic 840)" and therefore have not been adjusted to conform to Topic 842. For additional information regarding leases, see Note 6.

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

In August 2018, the FASB issued ASU 2018-14, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company's board of directors approved the termination of the pension plan effective June 30, 2019. As a result, the Company does not expect this update to impact its notes to its Condensed Consolidated Financial Statements.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

In Thousands	Schuh Group	Journeys Group	Total Goodwill
Balance, February 2, 2019	$83,243	$9,838	$93,081
Effect of foreign currency exchange rates	(5,873)	(82)	(5,955)
Balance, August 3, 2019	$77,370	$9,756	$87,126

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the fourth quarter of Fiscal 2019, because the Schuh Group business has continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $11.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.4 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount. There were no impairment indicators for the six months ended August 3, 2019.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases(1)		Customer Lists		Other(2)		Total
In Thousands	Aug 3, 2019	Feb 2, 2019	Aug 3, 2019	Feb 2, 2019	Aug 3, 2019	Feb 2, 2019	Aug 3, 2019	Feb 2, 2019
Gross other intangibles	$—	$3,532	$1,353	$1,450	$595	$641	$1,948	$5,623
Accumulated amortization	—	(2,916)	(1,353)	(1,450)	(322)	(314)	(1,675)	(4,680)
Net Other Intangibles	$—	$616	$—	$—	$273	$327	$273	$943

(1)Intangible lease assets now recorded as part of operating lease right of use asset under ASC 842.
(2)Includes vendor contract.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets, Continued

The amortization of intangibles was less than $0.1 million for each of the second quarters and first six months of Fiscal 2020 and 2019. The amortization of intangibles will be less than $0.1 million per year for the next five years.

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

The Company recorded pretax charges of $1.8 million in the second quarter of Fiscal 2020, including $1.0 million for lease terminations and $0.7 million for retail store asset impairments. The Company recorded pretax charges of $1.0 million in the first six months of Fiscal 2020 for retail store asset impairments.

The Company recorded a pretax gain of $(0.0) million in the second quarter of Fiscal 2019, including a gain of $(0.4) million related to Hurricane Maria, offset by $0.3 million for retail store asset impairments and $0.1 million for legal and other matters. The Company recorded pretax charges of $1.1 million in the first six months of Fiscal 2019, including $1.3 million for retail store asset impairments and $0.3 million for legal and other matters, partially offset by a gain of $(0.5) million related to Hurricane Maria.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations. The Company has presented operating results of Lids Sports Group in loss from discontinued operations, net on the Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. The related assets and liabilities of Lids Sports Group are presented as current and non-current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of August 4, 2018. The Company provided various transition services to the Purchaser under a separate agreement during the six months subsequent to the closing.

As part of the Lids Sports Group sale transaction, the Purchaser has agreed to indemnify and hold the Company harmless in connection with continuing obligations and any guarantees of the Company in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, absent a release of the Company by the counterparty, the Company is contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. The foregoing guarantees of the Company include 48 Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $25.0 million as of August 3, 2019. The Company does not believe the fair value of the guarantees is material to the Company's Condensed Consolidated Financial Statements.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Components of amounts reflected in loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018 are as follows:

	Three Months Ended	Six Months Ended
In Thousands	August 4, 2018	August 4, 2018
Net sales	$166,877	$325,617
Cost of sales	76,904	151,822
Selling and administrative expenses	88,619	177,567
Asset impairments and other, net	1,068	1,502
Other components of net periodic benefit cost	(28)	(56)
Provision for discontinued operations(1)	(246)	(277)
Earnings (loss) from discontinued operations before taxes	12	(5,607)
Income tax expense (benefit)	2	(1,430)
Earnings (loss) from discontinued operations, net of tax	$10	$(4,177)

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets at August 4, 2018 are included in the following table.

In Thousands	August 4, 2018
Assets
Accounts Receivable	$7,571
Inventories	170,027
Prepaids and other current assets	14,714
Current assets - discontinued operations	$192,312
Property and equipment, net	$78,637
Trademarks	54,415
Other intangibles	299
Non-Current assets - discontinued operations	$133,351
Liabilities
Accounts payable	$40,715
Accrued employee compensation	1,288
Other accrued liabilities	15,766
Current liabilities - discontinued operations	$57,769

Other long-term liabilities	$24,809
Non-Current liabilities - discontinued operations	$24,809

The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for the three and six months ended August 4, 2018:

	Three Months Ended	Six Months Ended
In Thousands	August 4, 2018	August 4, 2018
Depreciation and amortization	$6,396	$12,840
Capital expenditures	4,236	8,726
Impairment of long-lived assets	599	848

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Discontinued Operations related to Environmental Matters

Accrued Provision for Discontinued Operations
In Thousands	Facility Shutdown Costs
Balance February 3, 2018	$3,609
Additional provision Fiscal 2019	743
Charges and adjustments, net	(1,953)
Balance February 2, 2019	2,399
Additional provision Fiscal 2020	380
Charges and adjustments, net	(413)
Balance August 3, 2019(1)	2,366
Current provision for discontinued operations	520
Total Noncurrent Provision for Discontinued Operations	$1,846

(1)Includes a $1.7 million environmental provision, including $0.5 million in current provision for discontinued operations (see Note 9).

Note 4
Inventories

In Thousands	August 3, 2019	February 2, 2019
Wholesale finished goods	$44,901	$45,679
Retail merchandise	399,805	320,988
Total Inventories	$444,706	$366,667

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of August 3, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2019	$906	$—	$—	$906	$307
Measured as of August 3, 2019	63	—	—	63	731
Sub-total asset impairment YTD	969	—	—	969	1,038

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.7 million and $1.0 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and six months ended August 3, 2019, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases

The Company leases its office space and all of its retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2034. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 15 years. The Company's lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage. Generally, most of the leases require the Company to pay taxes, insurance, maintenance costs and contingent rentals based on sales. The Company evaluates renewal options and break options at lease inception and on an ongoing basis, and includes renewal options and break options that it is reasonably certain to exercise in its expected lease terms for calculations of its right-of-use assets and liabilities. Approximately 2% of the Company’s leases contain renewal options. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Under ASC 842, for store and equipment leases beginning in Fiscal 2020 and later, the Company has elected to not separate fixed lease components and non-lease components. Accordingly, the Company includes fixed rental payments, common area maintenance costs, promotional advertising costs and other fixed costs in its measurement of lease liabilities.
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
Net lease costs are included within selling and administrative expenses on the Condensed Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the three and six months ended August 3, 2019.

	Three Months Ended	Six Months Ended
In Thousands	August 3, 2019	August 3, 2019

Operating lease cost	$44,664	$90,970
Variable lease cost	2,610	5,833
Less: Sublease income	(186)	(314)
Net Lease Cost	$47,088	$96,489

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to the Company's operating lease liabilities recorded on the Condensed Consolidated Balance Sheets at August 3, 2019:

Fiscal Years	In Thousands
August 4, 2019 through February 1, 2020	$91,418
2021	175,023
2022	162,419
2023	142,601
2024	120,853
Thereafter	266,902
Total undiscounted future minimum lease payments	959,216
Less: Amounts representing interest	(146,936)
Total Present Value of Operating Lease Liabilities	$812,280

The Company's weighted-average remaining lease term and weighted-average discount rate for operating leases as of August 3, 2019 are:

August 3, 2019

Weighted-average remaining lease term (years)	6.4 years

Weighted-average discount rate	5.2%

As of August 3, 2019, the Company has additional leases that have not yet commenced with total discounted future minimum lease payments of $10.8 million. These leases will commence during Fiscal 2020 and Fiscal 2021 with lease terms of 1 year to 11 years.

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

	Three Months Ended	Six Months Ended
In Thousands	August 3, 2019	August 3, 2019

Operating cash flow information:
Cash paid for amounts included in the
measurement of operating lease liabilities	$45,892	$91,769

Non-cash activity:
Operating lease right-of-use assets obtained
in exchange for operating lease liabilities	$21,322	$34,954

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

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other long-term liabilities on the Condensed Consolidated Balance Sheets for comparative periods. The Company receives reimbursements from landlords for some leases to be used towards construction of the store the Company intends to lease.

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.5 million and deferred rent of $48.6 million at February 2, 2019 and tenant allowances of $22.5 million and deferred rent of $47.0 million at August 4, 2018 are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$163	$112	$23	$122

Interest cost	$755	$756	$38	$57
Expected return on plan assets	(730)	(1,049)	—	—
Amortization:
Prior service cost	—	—	(231)	—
Amortization of losses	69	196	6	11
Total other components of net periodic benefit cost	$94	$(97)	$(187)	$68

Net Periodic Benefit Cost	$257	$15	$(164)	$190

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
In Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$325	$225	$45	$277

Interest cost	$1,513	$1,510	$76	$125
Expected return on plan assets	(1,461)	(2,100)	—	—
Amortization:
Prior service cost	—	—	(461)	—
Amortization of losses	143	385	11	43
Total other components of net periodic benefit cost	$195	$(205)	$(374)	$168

Net Periodic Benefit Cost	$520	$20	$(329)	$445

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

Note 7
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

There is no cash contribution required for the pension plan in calendar 2019.

In March 2019, the Company's board of directors approved the termination of the pension plan effective June 30, 2019.

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	August 3, 2019			August 4, 2018
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings (loss) from continuing operations	$793			$(25)

Basic EPS from continuing operations
Income (loss) available to
common shareholders	793	15,959	$0.05	(25)	19,342	$0.00

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards(1)		35			—
Employees' preferred stock(2)		34			—

Diluted EPS from continuing operations
Income (loss) available to
common shareholders plus
assumed conversions	$793	16,028	$0.05	$(25)	19,342	$0.00

(1) Due to the loss from continuing operations for the second quarter ended August 4, 2018, restricted share-based awards are excluded from the diluted earnings per share calculation.

(2) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted for the second quarter ended August 3, 2019. Due to the loss from continuing operations for the three months ended August 4, 2018, these shares are not assumed to be converted.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Six Months Ended			For the Six Months Ended
	August 3, 2019			August 4, 2018
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$7,263			$1,831

Basic EPS from continuing operations
Income available to common
shareholders	7,263	16,802	$0.43	1,831	19,310	$0.09

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		103			102
Employees' preferred stock(1)		34			36

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$7,263	16,939	$0.43	$1,831	19,448	$0.09

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted for all periods presented.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase programs. The Company repurchased 1,610,705 shares for $68.1 million and 3,419,817 shares for $148.1 million for the three and six months ended August 3, 2019, respectively, as part of a $125.0 million share repurchase program approved by the Board of Directors in December 2018 and a $100.0 million share repurchase program approved by the Board of Directors in May 2019. For the third quarter of Fiscal 2020 through August 30, 2019, the Company has repurchased 857,750 shares for $30.0 million, leaving approximately $1.0 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the three and six months ended August 4, 2018.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.7 million as of August 3, 2019, $1.8 million as of February 2, 2019 and $3.0 million as of August 4, 2018. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million for each of the second quarters of Fiscal 2020 and Fiscal 2019 and $0.4 million and $0.3 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Other Matters
In the first quarter of Fiscal 2020, the IRS notified the Company on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $12.3 million for the year ended December 31, 2016. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been the Company’s policy to offer MEC to all full-time employees and their dependents. Based on its analysis, the Company responded to the IRS on May 1, 2019 asserting that it did offer MEC to at least 95% of its full-time employees for each month of 2016 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system. By letter dated August 5, 2019, the IRS notified the Company that its ESRP had been reduced to $60,750.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the three and six months ended August 3, 2019 and August 4, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

The Company completed the sale of Lids Sports Group on February 2, 2019. As a result of the sale, the Company met the requirements to report the results of Lids Sports Group as a discontinued operation. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. As a result, the Company's segment information has been adjusted to exclude discontinued operations for the three and six months ended August 4, 2018.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 3, 2019	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$315,175	$92,476	$67,267	$11,580	$72	$486,570
Intercompany sales	—	—	—	3	—	3
Net sales to external customers	$315,175	$92,476	$67,267	$11,583	$72	$486,573
Segment operating income (loss)	$11,329	$39	$1,518	$(251)	$(7,898)	$4,737
Asset impairments and other(1)	—	—	—	—	(1,775)	(1,775)
Operating income (loss)	11,329	39	1,518	(251)	(9,673)	2,962
Other components of net periodic benefit cost	—	—	—	—	93	93
Interest expense	—	—	—	—	(835)	(835)
Interest income	—	—	—	—	488	488
Earnings (loss) from continuing operations before income taxes	$11,329	$39	$1,518	$(251)	$(9,927)	$2,708
Total assets(2)	$997,604	$357,537	$217,499	$18,768	$164,119	$1,755,527
Depreciation and amortization(3)	7,163	2,897	1,498	117	640	12,315
Capital expenditures	4,130	1,094	958	188	140	6,510

(1)Asset impairments and other includes a $1.0 million charge for lease terminations in Schuh Group and a $0.7 million charge for asset impairments, which includes $0.6 million in Schuh Group and $0.1 million in Journeys Group.

(2)Total assets for the Schuh Group and Journeys Group include $77.4 million and $9.8 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $5.9 million and $0.1 million, respectively, from February 2, 2019, due to foreign currency translation adjustments. Of the Company's $261.9 million of property and equipment, $38.8 million and $11.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $12.3 million in depreciation expense for the three months ended August 3, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
August 4, 2018	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$304,995	98,159	$68,441	$15,338	$84	$487,017
Intercompany sales	—	—	—	(2)	—	(2)
Net sales to external customers	$304,995	$98,159	$68,441	$15,336	$84	$487,015
Segment operating income (loss)	$7,038	$1,073	$715	$(437)	$(7,343)	$1,046
Asset impairments and other(1)	—	—	—	—	29	29
Operating income (loss)	7,038	1,073	715	(437)	(7,314)	1,075
Other components of net periodic benefit cost	—	—	—	—	29	29
Interest expense	—	—	—	—	(1,113)	(1,113)
Interest income	—	—	—	—	10	10
Earnings (loss) from continuing operations before income taxes	$7,038	$1,073	$715	$(437)	$(8,388)	$1
Total assets ongoing operations	$483,954	229,982	$133,933	$23,593	$170,671	$1,042,133
Assets from discontinued operations						325,663
Total assets (2)						$1,367,796
Depreciation and amortization(3)	6,886	3,533	1,592	161	657	12,829
Capital expenditures(4)	3,853	1,068	1,498	21	917	7,357

(1)Asset impairments and other includes a $0.3 million charge for asset impairments in Journeys Group and a $0.1 million charge for legal and other matters, offset by a gain of $(0.4) million related to Hurricane Maria.

(2)Total assets for the Schuh Group and Journeys Group include $82.7 million and $9.9 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group decreased by $7.2 million and $0.5 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $287.3 million of property and equipment, $48.3 million and $13.6 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $12.8 million in depreciation expense for the three months ended August 4, 2018. Excludes $6.4 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4) Excludes $4.2 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 3, 2019	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$639,147	$169,320	$142,001	$31,666	$90	$982,224
Intercompany Sales	—	—	—	—	—	—
Net sales to external customers	$639,147	$169,320	$142,001	$31,666	$90	$982,224
Segment operating income (loss)	$30,305	$(5,389)	$6,624	$178	$(18,628)	$13,090
Asset impairments and other(1)	—	—	—	—	(1,044)	(1,044)
Operating income (loss)	30,305	(5,389)	6,624	178	(19,672)	12,046
Other components of net periodic benefit cost	—	—	—	—	179	179
Interest expense	—	—	—	—	(1,683)	(1,683)
Interest income	—	—	—	—	1,502	1,502
Earnings (loss) from continuing operations before income taxes	$30,305	$(5,389)	$6,624	$178	$(19,674)	$12,044
Total assets (2)	$997,604	$357,537	$217,499	$18,768	$164,119	$1,755,527
Depreciation and amortization(3)	14,483	5,996	3,124	265	1,250	25,118
Capital expenditures	8,097	2,767	1,820	250	317	13,251

(1)Asset Impairments and other charge includes a $1.0 million charge for asset impairments, which includes $0.1 million for Journeys Group and $0.9 million for Schuh Group.

(2)Total assets for the Schuh Group and Journeys Group include $77.4 million and $9.8 million of goodwill, respectively. Goodwill for the Schuh Group and Journeys Group decreased by $5.9 million and $0.1 million, respectively, from February 2, 2019, due to foreign currency translation adjustments. Of the Company's $261.9 million of property and equipment, $38.8 million and $11.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $25.1 million in depreciation expense for the six months ended August 3, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Six Months Ended
August 4, 2018	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	611,137	178,425	144,125	39,404	146	$973,237
Intercompany Sales	—	—	—	(3)	—	(3)
Net sales to external customers	$611,137	$178,425	$144,125	$39,401	$146	$973,234
Segment operating income (loss)	20,030	(4,567)	5,582	(161)	(15,008)	$5,876
Asset impairments and other(1)	—	—	—	—	(1,089)	(1,089)
Operating income (loss)	20,030	(4,567)	5,582	(161)	(16,097)	4,787
Other components of net periodic benefit cost	—	—	—	—	37	37
Interest expense	—	—	—	—	(2,160)	(2,160)
Interest income	—	—	—	—	29	29
Earnings (loss) from continuing operations before income taxes	$20,030	$(4,567)	$5,582	$(161)	$(18,191)	$2,693
Total assets ongoing operations	483,954	229,982	133,933	23,593	170,671	$1,042,133
Assets from discontinued operations						325,663
Total assets (2)						$1,367,796
Depreciation and amortization(3)	13,681	7,460	3,160	316	1,461	26,078
Capital expenditures(4)	14,396	3,975	2,968	81	980	22,400

(1)Asset Impairments and other charge includes a $1.3 million charge for asset impairments, which includes $0.5 million for Journeys Group and $0.8 million for Schuh Group, and a $0.3 million charge for legal and other matters, partially offset by a $(0.5) million gain related to Hurricane Maria.

(2)Total assets for Schuh Group and Journeys Group include $82.7 million and $9.9 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group decreased by $7.2 million and $0.5 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $287.3 million of property and equipment, $48.3 million and $13.6 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Includes $26.0 million in depreciation expense for the six months ended August 4, 2018. Excludes $12.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4) Excludes $8.7 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

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

•	Potential disruption to the flow of goods in the ports due to reactions made by companies to the imposition of tariffs.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products.

•
The effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage and overtime requirements.

•	Ability to attract and retain employees and costs associated with wage pressure in connection with a full employment environment in the U.S and the U.K. and competitor wage decisions.

•	Weakness in the consumer economy and retail industry for the products we sell.

•	Competition in the Company's markets, including online and including competition from the Company's vendors in the branded footwear market.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

•
Weakness in shopping mall and other brick-and-mortar venues traffic and challenges to the viability of these places where the Company operates stores, related to planned closings of department and other stores or other factors, and the extent and pace of growth of online shopping.

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

•	Unexpected changes to the market and valuation for the Company's shares or for the retail sector in general.

•
Costs and reputational harm as a result of disruptions in the Company's business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems.

•
The cost and outcome of litigation, investigations, environmental and other similar matters involving the Company, including but not limited to the matters discussed in Note 9 to the Condensed Consolidated Financial Statements.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,150 retail accounts in the United States, including a number of leading department, discount, and specialty stores. At August 3, 2019, the Company operated 1,494 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018. In addition, the related assets and liabilities as of August 4, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three and six months ended August 4, 2018. Unless otherwise noted, the discussion that follows relates to continuing operations.

During the three and six months ended August 3, 2019 and August 4, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

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

The Schuh retail footwear stores sell a broad range of branded casual and athletic footwear along with a meaningful private label offering primarily for 16 to 24 year old teenagers and young adults. The stores, which average approximately 4,900 square feet, include both street-level and mall locations in the United Kingdom and the Republic of Ireland. The Schuh Group also sells footwear and accessories through the schuh.co.uk e-commerce website.

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of August 3, 2019, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non - U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and the johnstonmurphy.com and johnstonmurphy.ca e-commerce websites. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. The Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores and through the trask.com e-commerce website.

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

Strategy
The Company’s long-term strategy is to pursue growth through a footwear-focused strategy. The Company's strong strategic positioning, close connection with its customers and enduring leadership positions are what make each of its footwear businesses distinctive on their own and what they share as sources of synergy makes them stronger together. This growth opportunity is both organic and through acquisitions. Organic growth includes: 1) improving comparable sales, both in stores and e-commerce, 2) increasing operating margin not only through comparable sales growth, but also through targeted cost reduction and additional sharing of synergies among our divisions, 3) increasing the Company's store base in its newer concepts and opportunistically, in more mature concepts and 4) enhancing the value of its brands. The Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in its existing locations and investing in technology and infrastructure to support omnichannel retailing.
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

Summary of Results of Operations
The Company's net sales were flat at $486.6 million for the second quarter of Fiscal 2020 compared to $487.0 million for the same quarter of Fiscal 2019. Excluding the effect of lower exchange rates, net sales would have increased 1%. Comparable sales increased 3% for the second quarter of Fiscal 2020 compared to the same quarter of Fiscal 2019. Journeys Group sales increased 3%, Schuh Group sales decreased 6%, Johnston & Murphy Group sales decreased 2% and Licensed Brand sales decreased 24% during the second quarter of Fiscal 2020 compared to the same quarter of Fiscal 2019. Gross margin as a percentage of net sales increased to 48.6% during the second quarter of Fiscal 2020, compared to 47.5% for the same period last year, reflecting increased gross margin in all of the Company's business units. Selling and administrative expenses as a percentage of net sales increased to 47.6% of net sales during the second quarter of Fiscal 2020 from 47.3% for the same quarter of Fiscal 2019, reflecting increased expenses as a percentage of net sales in all of the Company's business units and Corporate, except Journeys Group. Operating income increased as a percentage of net sales to 0.6% during the second quarter of Fiscal 2020 compared to 0.2% in the same quarter of Fiscal 2019, reflecting increased operating income as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands, partially offset by decreased operating income in Schuh Group and increased Corporate expenses.

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

Asset Impairment and Other Charges
The Company recorded pretax charges of $1.8 million in the second quarter of Fiscal 2020, including $1.0 million for lease terminations and $0.7 million for retail store asset impairments. The Company recorded pretax charges of $1.0 million in the first six months of Fiscal 2020 for retail store asset impairments.

The Company recorded a pretax gain of $(0.0) million in the second quarter of Fiscal 2019, including a gain of $(0.4) million related to Hurricane Maria, offset by $0.3 million for retail store asset impairments and $0.1 million for legal and other matters. The Company recorded pretax charges of $1.1 million in the first six months of Fiscal 2019, including $1.3 million for retail store asset impairments and $0.3 million for legal and other matters, partially offset by a gain of $(0.5) million related to Hurricane Maria.

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

Results of Operations - Second Quarter Fiscal 2020 Compared to Second Quarter Fiscal 2019

The Company's net sales in the second quarter ended August 3, 2019 were flat at $486.6 million compared to $487.0 million in the second quarter ended August 4, 2018, reflecting increased net sales in Journeys Group, offset by decreased sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Excluding the effect of lower exchange rates, net sales would have increased 1%. Comparable sales increased 3% for the second quarter of Fiscal 2020, which included an increase of 1% in same store sales and an increase of 20% in comparable direct sales. Gross margin increased 2.2% to $236.5 million in the second quarter of Fiscal 2020 from $231.5 million in the same period last year, and increased as a percentage of net sales from 47.5% to 48.6%, reflecting increased gross margin in all of the Company's business units. Selling and administrative expenses in the second quarter of Fiscal 2020 increased 0.6% and increased as a percentage of net sales from 47.3% to 47.6%, reflecting increased expenses as a percentage of net sales in all of the Company's business units and Corporate, except Journeys Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter ended August 3, 2019 were $2.7 million compared to $0.0 million for the second quarter ended August 4, 2018. Pretax earnings for the second quarter ended August 3, 2019 included an asset impairment and other charge of $1.8 million for lease terminations and retail store asset impairments. Pretax earnings for the second quarter ended August 4, 2018 included an asset impairment and other gain of $(0.0) million for a gain related to Hurricane Maria, offset by retail store asset impairments and legal and other matters.

Net earnings for the second quarter ended August 3, 2019 were $0.6 million ($0.04 diluted earnings per share) compared to a loss of $(0.0) million ($0.00 diluted loss per share) for the second quarter ended

August 4, 2018. The Company recorded an effective income tax rate of 70.7% and 2600.0% in the second quarter of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the second quarter of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses. The tax rate for Fiscal 2020 also includes an uncertain tax position of $0.2 million. The tax rate for the second quarter of Fiscal 2020 and 2019 was also impacted by $(0.1) million of tax benefit and $0.5 million of tax expense, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Journeys Group

	Three Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$315,175	$304,995	3.3%
Operating income	$11,329	$7,038	61.0%
Operating margin	3.6%	2.3%

Net sales from Journeys Group increased 3.3% to $315.2 million for the second quarter ended August 3, 2019, compared to $305.0 million for the same period last year. The increase reflects a 4% increase in comparable sales, partially offset by a 3% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 4% increase in footwear unit sales, while the average price per pair of shoes was flat. Journeys Group operated 1,184 stores at the end of the second quarter of Fiscal 2020, including 238 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada, compared to 1,215 stores at the end of the second quarter last year, including 241 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada.

Journeys Group operating income increased 61.0% to $11.3 million for the second quarter ended August 3, 2019 compared to $7.0 million for the second quarter ended August 4, 2018. The increase in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting freight claim credits, lower shipping and warehouse costs and decreased markdowns and (iii) decreased expenses as a percentage of net sales, reflecting leverage of rent and decreased bonus expense.

Schuh Group

	Three Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$92,476	$98,159	(5.8)%
Operating income	$39	$1,073	(96.4)%
Operating margin	0.0%	1.1%

Net sales from Schuh Group decreased 5.8% to $92.5 million for the second quarter ended August 3, 2019, compared to $98.2 million for the second quarter ended August 4, 2018. The net sales decrease reflects a $4.7 million change due to decreases in foreign exchange rates this year, a decrease of 1% in the average number of Schuh stores operated during the quarter and flat comparable sales. Excluding the effect of lower exchange rates this year, Schuh Group sales would have decreased 1% for the second quarter ended August 3, 2019. Schuh Group operated 132 stores at the end of the second quarter of Fiscal 2020, compared to 135 stores at the end of the second quarter last year.

Schuh Group operating income decreased 96.4% to $0.0 million for the second quarter ended August 3, 2019 compared to $1.1 million for the second quarter ended August 4, 2018. The decrease in operating income this year reflects (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales, due primarily to decreased leverage from the lower sales, reflecting increased marketing expenses, selling salaries and rent expense, partially offset by decreased depreciation expense. Gross margin increased as a percentage of net sales during the second quarter, reflecting efficient sell through of sale product with lower markdowns.

Johnston & Murphy Group

	Three Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$67,267	$68,441	(1.7)%
Operating income	$1,518	$715	112.3%
Operating margin	2.3%	1.0%

Johnston & Murphy Group net sales decreased 1.7% to $67.3 million for the second quarter ended August 3, 2019 from $68.4 million for the second quarter ended August 4, 2018, reflecting primarily an 8% decrease in Johnston & Murphy Group wholesale sales and a 2% decrease in the average number of stores operated for Johnston & Murphy retail operations, partially offset by a 1% increase in comparable sales for the second quarter this year. Unit sales for the Johnston & Murphy wholesale business decreased 10% in the second quarter of Fiscal 2020, while the average price per pair of shoes increased 2% for the same period. Retail operations accounted for 76.2% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2020, up from 74.6% in the second quarter last year. Comparable sales reflected an increase in apparel sales, partially offset by a 3% decrease in the average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2020 was 178 stores, including eight stores in Canada, compared to 182 stores, including eight stores in Canada, at the end of the second quarter of Fiscal 2019.

Johnston & Murphy Group operating income for the second quarter ended August 3, 2019 increased 112.3% to $1.5 million compared to $0.7 million for the same period last year. The increase was due primarily to increased gross margin as a percentage of net sales, reflecting changes in mix and improved wholesale margins due in part to markdowns taken last year related to women's product, partially offset by increased markdowns at retail. Selling and administrative expenses increased as a percentage of net sales primarily due to increased marketing expense, bad debt expense and selling salaries, partially offset by decreased bonus and compensation expenses.

Licensed Brands

	Three Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$11,583	$15,336	(24.5)%
Operating loss	$(251)	$(437)	42.6%
Operating margin	(2.2)%	(2.8)%

Licensed Brands' net sales decreased 24.5% to $11.6 million for the second quarter ended August 3, 2019, from $15.3 million for the same period last year, reflecting primarily the closeout of the Bass license and decreased sales of Dockers footwear. Unit sales for Dockers footwear decreased 12% for the second quarter of Fiscal 2020 and the average price per pair of Dockers shoes decreased 2% compared to the same period last year.

Licensed Brands' operating loss decreased from $(0.4) million for the second quarter of Fiscal 2019 to $(0.3) million for the second quarter of Fiscal 2020, due primarily to increased gross margin as a percentage of net sales due to more direct to consumer shipments, fewer markdowns and less closeout product. Selling and administrative expenses as a percentage of net sales increased across most expense categories primarily due to decreased leverage from the lower sales, partially offset by decreased bonus and royalty expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the second quarter ended August 3, 2019 was $9.7 million compared to $7.3 million for second quarter ended August 4, 2018. Corporate expense in the second quarter of Fiscal 2020 included a $1.8 million charge in asset impairment and other charges for lease terminations and retail store asset impairments. Corporate expense in the second quarter of Fiscal 2019 included a $(0.0) million gain in asset impairment and other charges for a gain related to Hurricane Maria, offset by retail store asset impairments and legal and other matters. Corporate expenses, excluding asset impairment and other charges, increased 8% reflecting increased bonus expenses, partially offset by lease income on the former Lids Sports Group corporate headquarters building and transition support income from the purchaser of Lids Sports Group.

Net interest expense decreased 68.5% from $1.1 million in the second quarter of Fiscal 2019 to $0.3 million for the second quarter of Fiscal 2020 resulting from the increase in average short-term investments as a result of increased Fiscal 2019 cash flow from operations, proceeds from the sale of Lids Sports Group and decreased average revolver borrowings in the second quarter this year.

Results of Operations - Six Months Fiscal 2020 Compared to Six Months Fiscal 2019

The Company's net sales in the first six months ended August 3, 2019 increased 0.9% to $982.2 million from $973.2 million in the first six months ended August 4, 2018, reflecting increased net sales in Journeys Group, partially offset by decreased sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Excluding the effect of lower exchange rates, net sales would have increased 2%. Comparable sales increased 4% for the first six months of Fiscal 2020, which included an increase of 3% in same store sales and an increase of 17% in comparable direct sales. Gross margin increased 2.5% to $481.4 million in the first six months of Fiscal 2020 from $469.5 million in the same period last year, and increased as a percentage of net sales from 48.2% to 49.0%, reflecting increased gross margin in all of the Company's business units, except Schuh Group. Selling and administrative expenses in the first six months of Fiscal 2020 increased 1.0% and increased as a percentage of net sales from 47.6% to 47.7%, reflecting increased expenses as a percentage of net sales in Schuh Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of net sales in Journeys Group, while Johnston & Murphy Group remained flat. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months ended August 3, 2019 were $12.0 million compared to $2.7 million for the first six months ended August 4, 2018. Pretax earnings for the first six months ended August 3, 2019 included an asset impairment and other charge of $1.0 million for retail store asset impairments. Pretax earnings for the first six months ended August 4, 2018 included an asset impairment and other charge of $1.1 million for retail store asset impairments and legal and other matters, partially offset by a gain on Hurricane Maria.

Net earnings for the first six months ended August 3, 2019 were $6.9 million ($0.41 diluted earnings per share) compared to a loss of $(2.3) million ($0.12 diluted loss per share) for the first six months ended August 4, 2018. The Company recorded an effective income tax rate of 39.7% and 32.0% in the first six months of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the first six months of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses. The tax rate for Fiscal 2020 also includes an uncertain tax position of $0.2 million. The tax rate for the first six months of Fiscal 2020 and Fiscal 2019 was also impacted by $(0.1) million of tax benefit and $0.5 million of tax expense, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Journeys Group

	Six Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$639,147	$611,137	4.6%
Operating income	$30,305	$20,030	51.3%
Operating margin	4.7%	3.3%

Net sales from Journeys Group increased 4.6% to $639.1 million for the first six months ended August 3, 2019, compared to $611.1 million for the same period last year. The increase reflects a 5% increase in comparable sales, partially offset by a 2% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the six months and the last day of each fiscal month during the six months divided by seven). The comparable sales increase reflected a 6% increase in footwear unit sales, while the average price per pair of shoes was flat.

Journeys Group operating income increased 51.3% to $30.3 million for the first six months ended August 3, 2019 compared to $20.0 million for the first six months ended August 4, 2018. The increase in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns and (iii) decreased expenses as a percentage of net sales, reflecting leverage of occupancy related costs.

Schuh Group

	Six Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$169,320	$178,425	(5.1)%
Operating loss	$(5,389)	$(4,567)	(18.0)%
Operating margin	(3.2)%	(2.6)%

Net sales from Schuh Group decreased 5.1% to $169.3 million for the first six months ended August 3, 2019, compared to $178.4 million for the first six months ended August 4, 2018. The net sales decrease reflects a $10.2 million decrease due to decreases in foreign exchange rates this year and a decrease of 1% in the average number of Schuh stores operated during the first six months, partially offset by a 1% increase in comparable sales. Excluding the effect of lower exchange rates this year, Schuh Group sales would have increased 1% for the six months ended August 3, 2019.

Schuh Group's operating loss increased 18.0% to $(5.4) million for the first six months ended August 3, 2019 compared to $(4.6) million for the first six months ended August 4, 2018. The increase in operating loss this year reflects primarily increased selling and administrative expenses as a percentage of net sales reflecting increased marketing expenses, compensation expense and selling salaries, partially offset by decreased depreciation expense. In addition, the operating loss included a favorable impact of $0.3 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Six Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$142,001	$144,125	(1.5)%
Operating income	$6,624	$5,582	18.7%
Operating margin	4.7%	3.9%

Johnston & Murphy Group net sales decreased 1.5% to $142.0 million for the first six months ended August 3, 2019 from $144.1 million for the first six months ended August 4, 2018, reflecting primarily a 7% decrease in Johnston & Murphy Group wholesale sales and a 1% decrease in the average number of stores operated for Johnston & Murphy retail operations, while comparable sales were flat for the first six months this year. Unit sales for the Johnston & Murphy wholesale business decreased 8% in the first six months of Fiscal 2020, while the average price per pair of shoes was flat for the same period. Retail operations accounted for 74.3% of Johnston & Murphy Group's sales in the first six months of Fiscal 2020, up from 72.6% in the first six months last year. Comparable sales reflected increased apparel sales offset by a 3% decrease in the average price per pair of shoes for Johnston & Murphy retail operations, while footwear unit comparable sales increased 1%.

Johnston & Murphy Group operating income for the first six months ended August 3, 2019 increased 18.7% to $6.6 million compared to $5.6 million for the same period last year. The increase was due primarily to increased gross margin as a percentage of net sales, reflecting changes in mix, improved wholesale margins, due in part to markdowns taken last year related to women's product, partially offset by increased retail markdowns. Selling and administrative expenses were flat as a percentage of net sales, reflecting increased marketing expenses, offset by decreased compensation and bonus expenses.

Licensed Brands

	Six Months Ended
	August 3, 2019	August 4, 2018	% Change
	(dollars in thousands)
Net sales	$31,666	$39,401	(19.6)%
Operating income (loss)	$178	$(161)	NM
Operating margin	0.6%	(0.4)%

Licensed Brands' net sales decreased 19.6% to $31.7 million for the first six months ended August 3, 2019, from $39.4 million for the same period last year, reflecting primarily the closeout of the Bass license and decreased sales of Dockers footwear. Unit sales for Dockers footwear decreased 4% for the first six months of Fiscal 2020 and the average price per pair of Dockers shoes decreased 5% compared to the same period last year.

Licensed Brands' operating earnings increased to $0.2 million for the first six months of Fiscal 2020 from a loss of $(0.2) million for the first six months of Fiscal 2019, due primarily to improved gross margin as a percentage of net sales due to more direct to consumer shipments and lower markdowns, partially offset by increased selling and administrative expenses as a percentage of net sales across most expense categories primarily due to decreased leverage from the lower sales, partially offset by decreased royalty expenses, professional fees and bonus expense.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first six months ended August 3, 2019 was $19.7 million compared to $16.1 million for first six months ended August 4, 2018. Corporate expense in the first six months of Fiscal 2020 included a $1.0 million charge in asset impairment and other charges for retail store asset impairments. Corporate expense in the first six months of Fiscal 2019 included a $1.1 million charge in asset impairment and other charges for retail store asset impairments and legal and other matters, partially offset by a gain related to Hurricane Maria. Corporate expenses, excluding asset impairment and other charges, increased 24% reflecting increased bonus expenses, partially offset by lease income on the former Lids Sports Group corporate headquarters building and transition support income from the purchaser of Lids Sports Group.

Net interest expense decreased 91.5% from $2.1 million in the first six months of Fiscal 2019 to $0.2 million for the first six months of Fiscal 2020 resulting from the increase in average short-term investments as a result of increased Fiscal 2019 cash flow from operations, proceeds from the sale of Lids Sports Group and decreased borrowings in the first six months this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	August 3, 2019	February 2, 2019	August 4, 2018
	(dollars in millions)
Cash and cash equivalents	$58.0	$167.4	$49.8
Working capital(1)	$172.9	$454.8	$456.2
Long-term debt (including current portion)	$75.1	$65.7	$83.3

(1)With the adoption of ASC 842 in the first quarter of Fiscal 2020, working capital for the second quarter ended August 3, 2019 includes a current portion operating lease liability of $141.2 million which is not reflected in prior periods.

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
			Increase
Cash flow changes:	August 3, 2019	August 4, 2018	(Decrease)
	(dollars in millions)
Net cash provided by (used in) operating activities	$(38.1)	$43.0	$(81.1)
Net cash provided by (used in) investing activities	85.5	(30.2)	115.7
Net cash used in financing activities	(156.0)	(2.2)	(153.8)
Effect of foreign exchange rate fluctuations on cash	(0.8)	(0.8)	—
Increase (decrease) in cash and cash equivalents	$(109.4)	$9.8	$(119.2)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $81.1 million lower for the six months ended August 3, 2019 compared to the same period last year, reflecting primarily the following factors:

•
a $52.1 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix and the impact of an increase in accounts payable in discontinued operations in the prior year;

•	a $19.7 million decrease in cash flow from changes in other accrued liabilities reflecting increased bonus payments and increased tax payments related to discontinued operations; and

•	an $11.2 million decrease in cash flow from changes in inventory reflecting changes in buying patterns of retail inventory at Journeys Group and Schuh Group; partially offset by

•	a $9.3 million increase in net earnings.

Cash provided by investing activities was $115.7 million higher for the six months ended August 3, 2019 primarily reflecting the proceeds from the sale of Lids Sports Group and decreased capital expenditures. The Company expects capital expenditures of approximately $45 million for Fiscal 2020.

Cash used in financing activities was $153.8 million higher for the six months ended August 3, 2019 primarily reflecting share repurchases of $145.4 million in the first six months this year compared to none in the same period last year.

Changes in inventory and accounts receivable
The $82.1 million increase in inventories at August 3, 2019 from February 2, 2019 levels reflected seasonal increases at Journeys Group and Schuh Group, partially offset by decreased inventory at Johnston & Murphy Group and Licensed Brands.

Accounts receivable at August 3, 2019 decreased by $2.6 million compared to February 2, 2019, due primarily to a decrease in non-operating receivables.

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
The Company's revolving credit borrowings averaged $58.3 million during the six months ended August 3, 2019 and $63.5 million during the six months ended August 4, 2018, as cash on hand, cash generated from operations and the sale of Lids Sports Group and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first six months each year and stock repurchases for the first six months of Fiscal 2020.
There were $10.5 million of letters of credit outstanding and $60.2 million of revolver borrowings outstanding, including $13.1 million (£10.8 million) related to Genesco (UK) Limited, $47.1 million (C$62.2 million) related to GCO Canada, and no U.S. borrowings, under the Credit Facility at August 3, 2019.
The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Certain Covenants
The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $17.5 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $204.3 million at August 3, 2019. Because Excess Availability exceeded the greater of $17.5 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at August 3, 2019.

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

U.K. Credit Facility Availability
In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement which amended the Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") dated May 2015. The amendment includes a new Facility A of £1.0 million, a Facility B of £9.4 million, a Facility C revolving credit agreement of £16.5 million, a working capital facility of £2.5 million and an additional revolving credit facility, Facility D, of €7.2 million for its operations in Ireland. The Facility A loan was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in September 2019. The Facility D bears interest at EURIBOR plus 2.2% per annum and expires in September 2019.

There were $7.6 million in UK term loans and $7.3 million in UK revolver loans outstanding at August 3, 2019. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at August 3, 2019. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

The Company's contractual obligations at August 3, 2019 decreased approximately 12% compared to February 2, 2019 due to decreases in purchase obligations and operating leases, partially offset by increased long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2020 are expected to be approximately $45 million. These include retail capital expenditures of approximately $36 million to open approximately eight Journeys stores, 12 Journeys Kidz stores, two Schuh stores and seven Johnston & Murphy shops and factory stores and to complete approximately 68 major store renovations. This includes approximately $10 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The planned amount of capital expenditures in Fiscal 2020 for wholesale operations and other purposes is approximately $9 million, including approximately $3 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and the sale of Lids Sports Group and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2020.

The Company had total available cash and cash equivalents of $58.0 million, $167.4 million and $49.8 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively, of which approximately $10.8 million, $20.8 million and $11.3 million was held by the Company's foreign subsidiaries as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 3,419,817 shares for $148.1 million for the six months ended August 3, 2019 as part of a $125.0 million share repurchase program approved by the Board of Directors in December 2018 and a $100.0 million share repurchase program approved by the Board of Directors in May 2019. For the third quarter of Fiscal 2020 through August 30, 2019, the Company has repurchased 857,750 shares for $30.0 million, leaving approximately $1.0 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the six months ended August 4, 2018.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.3 million for each of the second quarters of Fiscal 2020 and 2019 and $0.4 million and $0.3 million for the first six months of Fiscal 2020 and Fiscal 2019, respectively. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $7.6 million of outstanding U.K. term loans at a weighted average interest rate of 3.21% as of August 3, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $7.6 million term loans. The Company has $7.3 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.91% as of August 3, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $7.3 million revolver borrowings. The Company has $60.2 million of outstanding revolver borrowings at a weighted average interest rate of 3.09% as of August 3, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $60.2 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at August 3, 2019. As a result, the Company considers the interest rate market risk implicit in these investments at August 3, 2019 to be low.

Summary - Based on the Company's overall market interest rate exposure at August 3, 2019, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2020 would not be material.

Accounts Receivable - The Company's accounts receivable balance at August 3, 2019 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer accounted for 24%, one customer accounted for 11%, two customers each accounted for 7% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of August 3, 2019. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first six months of Fiscal 2020 were negatively impacted by $10.2 million due to changes in foreign exchange rates and Schuh Group's operating loss was positively impacted by $0.3 million.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the six months ended August 3, 2019 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Based on their evaluation as of August 3, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In Thousands)

May 2019
5-5-19 to 6-1-19	729,331	$43.62	729,331	$67,267

June 2019
6-2-19 to 6-29-19	257,935	$44.04	257,935	$55,906

July 2019
6-30-19 to 8-3-19(1)	623,439	$40.00	623,439	$30,969
6-30-19 to 8-3-19(2)	55,598	$39.74	—	—

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

(2)These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mel Tucker
Mel Tucker
Senior Vice President and Chief Financial Officer
Date: September 12, 2019