Form 10-Q
period 2019-11-02
GENESCO INC
filed 2019-12-12
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 2, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 1-3083
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (615) 367-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 29, 2019, 14,700,187 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	November 2, 2019	February 2, 2019	November 3, 2018
Current Assets:
Cash and cash equivalents	$55,826	$167,355	$53,423
Accounts receivable, net of allowances of $2,457 at Nov. 2, 2019,
$2,894 at Feb. 2, 2019 and $3,217 at Nov. 3, 2018	34,849	132,390	39,158
Inventories	473,940	366,667	454,673
Prepaids and other current assets	36,179	64,634	60,159
Current assets - discontinued operations	—	—	235,689
Total current assets	600,794	731,046	843,102

Property and equipment:
Land	7,943	7,953	7,934
Buildings and building equipment	82,467	82,621	82,317
Computer hardware, software and equipment	139,814	138,147	135,297
Furniture and fixtures	130,013	129,625	128,919
Construction in progress	12,911	5,920	13,230
Improvements to leased property	339,721	341,134	339,995
Property and equipment, at cost	712,869	705,400	707,692
Accumulated depreciation	(451,588)	(428,025)	(421,839)
Property and equipment, net	261,281	277,375	285,853
Operating lease right of use asset	750,855	—	—
Goodwill	92,166	93,081	92,396
Trademarks, net of accumulated amortization of zero at Nov. 2, 2019,
Feb. 2, 2019 and Nov. 3, 2018	30,637	30,904	30,714
Other intangibles, net of accumulated amortization of $1,794 at
Nov. 2, 2019, $4,680 at Feb. 2, 2019 and $4,574 at Nov. 3, 2018	—	943	1,014
Deferred income taxes	25,188	21,335	25,015
Other noncurrent assets	24,571	26,397	27,697
Non-current assets - discontinued operations	—	—	124,922
Total Assets	$1,785,492	$1,181,081	$1,430,713

Genesco Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

Liabilities and Equity	November 2, 2019	February 2, 2019	November 3, 2018
Current Liabilities:
Accounts payable	$195,906	$158,603	$176,451
Accrued employee compensation	31,531	43,246	28,716
Accrued other taxes	12,978	17,389	16,459
Accrued income taxes	73	2,133	69
Current portion – long-term debt	17,146	8,992	9,325
Current portion - operating lease liability	145,788	—	—
Other accrued liabilities	44,614	45,313	40,204
Provision for discontinued operations	488	553	470
Current liabilities - discontinued operations	—	—	100,598
Total current liabilities	448,524	276,229	372,292
Long-term debt	62,368	56,751	72,455
Long-term operating lease liability	663,168	—	—
Other long-term liabilities	36,138	108,704	117,782
Provision for discontinued operations	1,846	1,846	1,743
Non-current liabilities - discontinued operations	—	—	24,680
Total liabilities	1,212,044	443,530	588,952
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,011	1,060	1,061
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
Nov. 2, 2019 – 15,188,651/14,700,187
February 2, 2019 – 19,591,048/19,102,584
Nov. 3, 2018 – 20,681,008/20,192,544	15,189	19,591	20,681
Additional paid-in capital	271,505	264,138	260,709
Retained earnings	343,156	508,555	617,923
Accumulated other comprehensive loss	(39,556)	(37,936)	(43,054)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total Genesco equity	573,448	737,551	839,463
Noncontrolling interest – non-redeemable	—	—	2,298
Total equity	573,448	737,551	841,761
Total Liabilities and Equity	$1,785,492	$1,181,081	$1,430,713

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$537,263	$539,828	$1,519,487	$1,513,062
Cost of sales	273,061	277,910	773,844	781,669
Selling and administrative expenses	237,460	235,601	705,811	699,200
Asset impairments and other, net	799	(70)	1,843	1,019
Operating income	25,943	26,387	37,989	31,174
Other components net periodic benefit cost	(92)	(30)	(271)	(67)
Interest expense, net:
Interest expense	808	984	2,491	3,144
Interest income	(206)	(147)	(1,708)	(176)
Total interest expense, net	602	837	783	2,968
Earnings from continuing operations before
income taxes	25,433	25,580	37,477	28,273
Income tax expense	6,454	5,886	11,235	6,748
Earnings from continuing operations	18,979	19,694	26,242	21,525
Loss from discontinued operations, net of tax	(80)	(5,307)	(420)	(9,484)
Net Earnings	$18,899	$14,387	$25,822	$12,041

Basic earnings per common share:
Continuing operations	$1.31	$1.01	$1.64	$1.11
Discontinued operations	0.00	(0.27)	(0.03)	(0.49)
Net earnings	$1.31	$0.74	$1.61	$0.62
Diluted earnings per common share:
Continuing operations	$1.31	$1.00	$1.63	$1.10
Discontinued operations	(0.01)	(0.27)	(0.03)	(0.48)
Net earnings	$1.30	$0.73	$1.60	$0.62

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$18,899	$14,387	$25,822	$12,041
Other comprehensive income (loss):
Pension liability adjustments, net of tax	51	145	157	430
Postretirement liability adjustments, net of tax	(167)	11	(500)	48
Foreign currency translation adjustments	8,715	(466)	(1,277)	(14,340)
Total other comprehensive income (loss)	8,599	(310)	(1,620)	(13,862)
Comprehensive income (loss)	$27,498	$14,077	$24,202	$(1,821)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,899	$14,387	$25,822	$12,041
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Depreciation and amortization	12,180	19,151	37,298	58,069
Amortization of deferred note expense and debt discount	98	146	315	447
Deferred income taxes	(1,842)	(1,976)	(3,127)	(1,926)
Provision (recoveries) on accounts receivable	(167)	50	(76)	(53)
Gain on sale of business	—	—	86	—
Impairment of intangible assets	268	5,736	268	5,736
Impairment of long-lived assets	531	1,522	1,569	3,724
Restricted stock expense	2,617	3,408	7,485	10,130
Provision for discontinued operations	107	178	487	455
Other	28	(566)	803	1,005
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions:
Accounts receivable	(7,752)	(10,315)	(5,158)	(8,219)
Inventories	(25,566)	(59,680)	(107,657)	(130,537)
Prepaids and other current assets	9,343	3,897	11,001	(6,949)
Accounts payable	30,892	37,599	51,756	110,587
Other accrued liabilities	2,436	3,949	(17,225)	3,961
Other assets and liabilities	(1,158)	(2,231)	(841)	(174)
Net cash provided by operating activities	40,914	15,255	2,806	58,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,137)	(16,082)	(21,388)	(47,208)
Other investing activities	—	872	23	1,505
Proceeds from sale of business and asset sales	—	23	98,707	297
Net cash provided by (used in) investing activities	(8,137)	(15,187)	77,342	(45,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(400)	(789)	(1,240)
Borrowings under revolving credit facility	24,291	33,946	74,123	239,942
Payments on revolving credit facility	(21,839)	(34,535)	(59,042)	(239,554)
Share repurchases related to share repurchase program	(43,849)	—	(189,210)	—
Restricted shares withheld for taxes	—	—	(2,209)	(2,433)
Change in overdraft balances	6,027	4,643	(14,191)	8,316
Additions to deferred note cost	—	—	—	(359)
Other	—	(73)	—	(3,282)
Net cash provided by (used in) financing activities	(35,370)	3,581	(191,318)	1,390
Effect of foreign exchange rate fluctuations on cash	454	(12)	(359)	(795)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,139)	3,637	(111,529)	13,486
Cash and cash equivalents at beginning of period(1)	57,965	49,786	167,355	39,937
Cash and cash equivalents at end of period(1)	$55,826	$53,423	$55,826	$53,423
Supplemental Cash Flow Information:
Net cash paid for:
Interest	$639	$628	$2,146	$2,352
Income taxes	(253)	2,080	3,542	12,041
(1) The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Cash Flows for the three and nine months ended November 3, 2018.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 3, 2018	$1,052	$20,392	$250,877	$603,902	$(29,192)	$(17,857)	$1,530	$830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss	—	—	—	(2,331)	—	—	—	(2,331)
Other comprehensive loss	—	—	—	—	(7,698)	—	—	(7,698)
Employee and non-employee restricted stock	—	—	3,354	—	—	—	—	3,354
Restricted stock issuance	—	14	(14)	—	—	—	—	—
Other	(12)	(2)	13	—	—	—	—	(1)
Noncontrolling interest – earnings	—	—	—	—	—	—	398	398
Balance May 5, 2018	1,040	20,404	254,230	605,984	(36,890)	(17,857)	1,928	828,839
Net loss	—	—	—	(15)	—	—	—	(15)
Other comprehensive loss	—	—	—	—	(5,854)	—	—	(5,854)
Employee and non-employee restricted stock	—	—	3,368	—	—	—	—	3,368
Restricted stock issuance	—	375	(375)	—	—	—	—	—
Restricted shares withheld for taxes	—	(61)	61	(2,433)	—	—	—	(2,433)
Other	24	(34)	11	—	—	—	—	1
Noncontrolling interest – earnings	—	—	—	—	—	—	252	252
Balance August 4, 2018	1,064	20,684	257,295	603,536	(42,744)	(17,857)	2,180	824,158
Net earnings	—	—	—	14,387	—	—	—	14,387
Other comprehensive loss	—	—	—	—	(310)	—	—	(310)
Employee and non-employee restricted stock	—	—	3,408	—	—	—	—	3,408
Other	(3)	(3)	6	—	—	—	—	—
Noncontrolling interest – earnings	—	—	—	—	—	—	118	118
Balance November 3, 2018	$1,061	$20,681	$260,709	$617,923	$(43,054)	$(17,857)	$2,298	$841,761

Genesco Inc.
and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)

	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$—	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	—	(4,208)
Net earnings		—	—	6,346	—	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	—	968
Employee and non-employee restricted stock	—	—	2,239	—	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	—	1
Balance May 4, 2019	1,012	17,753	266,455	432,531	(36,968)	(17,857)	—	662,926
Net earnings	—	—	—	577	—	—	—	577
Other comprehensive loss	—	—	—	—	(11,187)	—	—	(11,187)
Employee and non-employee restricted stock	—	—	2,629	—	—	—	—	2,629
Shares repurchased	—	(1,611)	—	(66,503)	—	—	—	(68,114)
Restricted stock issuance	—	285	(285)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,209)	—	—	—	(2,209)
Other	(2)	(26)	27	—	—	—	—	(1)
Balance August 3, 2019	1,010	16,345	268,882	364,396	(48,155)	(17,857)	—	584,621
Net earnings	—	—	—	18,899	—	—	—	18,899
Employee and non-employee restricted stock	—	—	2,617	—	—	—	—	2,617
Shares repurchased	—	(1,150)	—	(40,139)	—	—	—	(41,289)
Other comprehensive income	—	—	—	—	8,599	—	—	8,599
Other	1	(6)	6	—	—	—	—	1
Balance November 2, 2019	$1,011	$15,189	$271,505	$343,156	$(39,556)	$(17,857)	$—	$573,448

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

Nature of Operations
Genesco Inc. and its subsidiaries (collectively, the "Company") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca and trask.com, and at wholesale, primarily under the Company's Johnston & Murphy brand, the Trask brand, the licensed Dockers brand and other brands that the Company licenses for footwear. At November 2, 2019, the Company operated 1,492 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018. In addition, the related assets and liabilities as of November 3, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three and nine months ended November 3, 2018. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. See Note 3 for additional information related to discontinued operations.
During the three and nine months ended November 2, 2019 and November 3, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued
Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

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

The Condensed Consolidated Balance Sheets include an accrued liability for gift cards of $3.7 million, $5.1 million and $3.6 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively. Gift card breakage recognized as revenue was $0.1 million for each of the third quarters of Fiscal 2020 and Fiscal 2019, and $0.4 million for each of the first nine months of Fiscal 2020 and Fiscal 2019. During the nine months ended November 2, 2019, the Company recognized $2.9 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 2, 2019.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
The Company's foreign subsidiaries held cash of approximately $6.1 million, $20.8 million and $11.3 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively, which is included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

There were $32.8 million, $127.2 million and $17.0 million in cash equivalents at November 2, 2019, February 2, 2019 and November 3, 2018, respectively. The Company's cash equivalents at November 2, 2019, February 2, 2019 and November 3, 2018 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.

At November 2, 2019, substantially all of the Company’s domestic cash was invested in institutional money market funds. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

At November 2, 2019, February 2, 2019 and November 3, 2018, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $15.4 million, $29.6 million and $22.5 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
The Company’s footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer-specific factors. In the footwear wholesale businesses, one customer accounted for 21%, two customers each accounted for 9% and no other customer accounted for more than 6% of the Company’s total trade receivables balance as of November 2, 2019.

Asset Retirement Obligations
The Condensed Consolidated Balance Sheets include asset retirement obligations related to leases of $10.7 million, $10.9 million and $10.7 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at November 2, 2019 and February 2, 2019 are as follows:

Fair Values
In Thousands	November 2, 2019		February 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Credit Facility Borrowings	$62,368	$63,199	$56,773	$56,861
UK Term Loans	8,088	8,098	8,970	9,063
UK Revolver Borrowings	9,058	9,085	—	—

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

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs of the Company excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for its retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of its distribution facilities which are allocated to its retail operations. Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.3 million and $1.4 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $4.0 million and $4.2 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively.

Buying, Merchandising and Occupancy Costs
The Company records buying, merchandising and occupancy costs in selling and administrative expense on the Condensed Consolidated Statements of Operations. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $82.7 million and $84.0 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $251.8 million and $252.0 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $18.3 million and $17.8 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $48.5 million and $47.6 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

Cooperative Advertising
Cooperative advertising costs recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations were $0.6 million and $0.7 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $1.8 million and $1.7 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. During the first nine months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements paid did not exceed the fair value of the benefits received under those agreements.

Vendor Allowances
Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.7 million and $2.2 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $5.9 million and $5.6 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. During the first nine months of Fiscal 2020 and Fiscal 2019, the Company’s cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in a net loss of $0.2 million for each of the third quarters of Fiscal 2020 and Fiscal 2019, and a net loss of $0.3 million and $0.8 million for the first nine months of Fiscal 2020 and Fiscal 2019, respectively.

Other Comprehensive Income
ASC 220 requires, among other things, the Company’s pension liability adjustment, postretirement liability adjustment and foreign currency translation adjustment to be included in other comprehensive income net of tax. Accumulated other comprehensive loss at November 2, 2019 consisted of $5.9 million of cumulative pension liability adjustments, net of tax, a cumulative post-retirement liability adjustment of $(1.4) million, net of tax, and a cumulative foreign currency translation adjustment of $35.0 million.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1
Summary of Significant Accounting Policies, Continued

The following table summarizes the components of accumulated other comprehensive loss ("AOCI") for the nine months ended November 2, 2019:

In Thousands	Foreign Currency Translation	Unrecognized Pension Postretirement Benefit Costs	Total Accumulated Other Comprehensive Income (Loss)

Balance February 2, 2019	$(33,752)	$(4,184)	$(37,936)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(1,219)	—	(1,219)
Loss on intra-entity foreign currency transactions
(long-term investment nature)	(58)	—	(58)
Amounts reclassified from AOCI:
Amortization of net actuarial loss and prior service cost (1)	—	(462)	(462)
Income tax expense	—	(119)	(119)
Current period other comprehensive loss, net of tax	(1,277)	(343)	(1,620)
Balance November 2, 2019	$(35,029)	$(4,527)	$(39,556)

(1) Amount is included in other components of net periodic benefit cost on the Condensed Consolidated Statements of Operations.

Income Taxes
The Company recorded an effective income tax rate of 25.4% and 23.0% in the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and 30.0% and 23.9% in the first nine months of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the third quarter and first nine months of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses. The tax rates were also impacted by $(0.1) million of tax benefit for the first nine months of Fiscal 2020 and $0.5 million of tax expense for the first nine months of Fiscal 2019 due to the impact of ASU 2016-09 related to the vesting of restricted stock.

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

Adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease liabilities of $795.6 million and $855.3 million, respectively, as of February 3, 2019. The operating lease right of use asset is inclusive of the impairments recorded upon adoption for store operating lease right of use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax. Right of use assets are recorded based upon the present value of remaining operating lease liabilities adjusted for deferred rent, including tenant allowances from landlords. ASC 842 did not materially impact net earnings or liquidity and did not have an impact on covenant compliance under the Company’s current debt agreements. Financial results for reporting periods beginning after February 3, 2019 are presented in accordance with ASC 842, while prior periods will continue to be reported in accordance with the Company’s historical accounting for leases under ASC Topic 840: "Leases (Topic 840)" and therefore have not been adjusted to conform to Topic 842. For additional information regarding leases, see Note 6.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract", (ASU 2018-15"). The standard requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company adopted this standard effective August 4, 2019 and elected to apply the prospective transition approach with no material impact on the Company's Condensed Consolidated Financial Statements. The Company did not capitalize any material implementation costs incurred in a cloud computing arrangement service contract during the three and nine months ended November 2, 2019.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2
Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

In Thousands	Schuh Group	Journeys Group	Total Goodwill
Balance, February 2, 2019	$83,243	$9,838	$93,081
Effect of foreign currency exchange rates	(877)	(38)	(915)
Balance, November 2, 2019	$82,366	$9,800	$92,166

As required under ASC 350, the Company annually assesses its goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. The Company’s annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

During the fourth quarter of Fiscal 2019, because the Schuh Group business had continued to perform below the Company's projected operating results, the Company performed impairment testing as of February 2, 2019. The Company found that the result of the impairment test, which valued the business at approximately $10.8 million in excess of its carrying value, indicated no impairment at that time. The Company may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce the Company's profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, the Company noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $11.4 million. Furthermore, the Company noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $7.4 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount. There were no impairment indicators for the nine months ended November 2, 2019.

Other Intangible Assets
The amortization of intangibles was less than $0.1 million for each of the third quarters and first nine months of Fiscal 2020 and 2019. The Company does not expect any amortization of intangibles over the next five years.

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

The Company recorded pretax charges of $0.8 million in the third quarter of Fiscal 2020 for retail store and intangible asset impairments. The Company recorded pretax charges of $1.8 million in the first nine months of Fiscal 2020 for retail store and intangible asset impairments.

The Company recorded a pretax gain of $(0.1) million in the third quarter of Fiscal 2019, including a gain of $(0.9) million related to Hurricane Maria, partially offset by $0.7 million for retail store asset impairments and $0.1 million for other hurricane losses. The Company recorded pretax charges of $1.0 million in the first nine months of Fiscal 2019, including $2.0 million for retail store asset impairments, $0.3 million for legal and other matters and $0.1 million for other hurricane losses, partially offset by a gain of $(1.4) million related to Hurricane Maria.

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

As a result of the sale, the Company met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations. The Company has presented operating results of Lids Sports Group in loss from discontinued operations, net on the Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. The related assets and liabilities of Lids Sports Group are presented as current and non-current assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of November 3, 2018. The Company provided various transition services to the Purchaser under a separate agreement during the six months subsequent to the closing.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

As part of the Lids Sports Group sale transaction, the Purchaser has agreed to indemnify and hold the Company harmless in connection with continuing obligations and any guarantees of the Company in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, absent a release of the Company by the counterparty, the Company is contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. The foregoing guarantees of the Company include 40 Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $22.6 million as of November 2, 2019. The Company does not believe the fair value of the guarantees is material to the Company's Condensed Consolidated Financial Statements.

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

Components of amounts reflected in loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018 are as follows:

	Three Months Ended	Nine Months Ended
In Thousands	November 3, 2018	November 3, 2018
Net sales	$173,241	$498,858
Cost of sales	82,031	233,853
Selling and administrative expenses	91,498	269,065
Asset impairments and other, net	6,628	8,130
Other components of net periodic benefit cost	(28)	(84)
Provision for discontinued operations(1)	(178)	(455)
Loss from discontinued operations before taxes	(7,122)	(12,729)
Income tax benefit	(1,815)	(3,245)
Loss from discontinued operations, net of tax	$(5,307)	$(9,484)

(1) Expenses primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by the Company (see additional disclosures below and in Note 9).

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets at November 3, 2018 are included in the following table.

In Thousands	November 3, 2018
Assets
Accounts Receivable	$9,206
Inventories	211,493
Prepaids and other current assets	14,990
Current assets - discontinued operations	$235,689
Property and equipment, net	$76,025
Trademarks	48,658
Other intangibles	239
Non-Current assets - discontinued operations	$124,922
Liabilities
Accounts payable	$81,053
Accrued employee compensation	2,818
Other accrued liabilities	16,727
Current liabilities - discontinued operations	$100,598

Other long-term liabilities	$24,680
Non-Current liabilities - discontinued operations	$24,680

The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for the three and nine months ended November 3, 2018:

	Three Months Ended	Nine Months Ended
In Thousands	November 3, 2018	November 3, 2018
Depreciation and amortization	$6,190	$19,030
Capital expenditures	4,252	12,978
Impairment of long-lived assets	822	1,670

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3
Asset Impairments and Other Charges and Discontinued Operations, Continued

Discontinued Operations related to Environmental Matters

Accrued Provision for Discontinued Operations
In Thousands	Facility Shutdown Costs
Balance February 3, 2018	$3,609
Additional provision Fiscal 2019	743
Charges and adjustments, net	(1,953)
Balance February 2, 2019	2,399
Additional provision Fiscal 2020	487
Charges and adjustments, net	(552)
Balance November 2, 2019(1)	2,334
Current provision for discontinued operations	488
Total Noncurrent Provision for Discontinued Operations	$1,846

(1)Includes a $1.7 million environmental provision, including $0.5 million in current provision for discontinued operations (see Note 9).

Note 4
Inventories

In Thousands	November 2, 2019	February 2, 2019
Wholesale finished goods	$29,721	$45,679
Retail merchandise	444,219	320,988
Total Inventories	$473,940	$366,667

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5
Fair Value

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis as of November 2, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 4, 2019	$906	$—	$—	$906	$307
Measured as of August 3, 2019	63	—	—	63	731
Measured as of November 2, 2019	263	—	—	263	799
Sub-total asset impairment YTD	$1,232	$—	$—	$1,232	$1,837

In accordance with the Property, Plant and Equipment Topic of the Codification, the Company recorded $0.8 million and $1.8 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used during the three and nine months ended November 2, 2019, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

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
Net lease costs are included within selling and administrative expenses on the Condensed Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the three and nine months ended November 2, 2019.

	Three Months Ended	Nine Months Ended
In Thousands	November 2, 2019	November 2, 2019

Operating lease cost	$46,272	$137,242
Variable lease cost	3,051	8,884
Less: Sublease income	(60)	(246)
Net Lease Cost	$49,263	$145,880

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6
Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to the Company's operating lease liabilities recorded on the Condensed Consolidated Balance Sheets at November 2, 2019:

Fiscal Years	In Thousands
November 3, 2019 through February 1, 2020	$46,808
2021	182,146
2022	168,712
2023	148,413
2024	126,016
Thereafter	278,740
Total undiscounted future minimum lease payments	950,835
Less: Amounts representing interest	(141,879)
Total Present Value of Operating Lease Liabilities	$808,956

The Company's weighted-average remaining lease term and weighted-average discount rate for operating leases as of November 2, 2019 are:

November 2, 2019

Weighted-average remaining lease term (years)	6.2 years

Weighted-average discount rate	5.2%

As of November 2, 2019, the Company has additional leases that have not yet commenced with total discounted future minimum lease payments of $5.6 million. These leases will commence during Fiscal 2020 and Fiscal 2021 with lease terms of 2 years to 10 years.

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

	Three Months Ended	Nine Months Ended
In Thousands	November 2, 2019	November 2, 2019

Operating cash flow information:
Cash paid for amounts included in the
measurement of operating lease liabilities	$45,338	$137,108

Non-cash activity:
Operating lease right-of-use assets obtained
in exchange for operating lease liabilities	$19,220	$54,175

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

For leases that contain predetermined fixed escalations of the minimum rentals, the related rental expense is recognized on a straight-line basis and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other long-term liabilities on the Condensed Consolidated Balance Sheets for comparative periods. The Company receives reimbursements from landlords for some leases to be used towards construction of the store the Company intends to lease. The reimbursements are amortized as reduction of rent expense over the initial lease term.

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.5 million and deferred rent of $48.6 million at February 2, 2019 and tenant allowances of $22.4 million and deferred rent of $47.8 million at November 3, 2018 are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost related to the Company's pension and postretirement health care and life insurance plans:

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
In Thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$163	$112	$22	$122

Interest cost	755	756	37	55
Expected return on plan assets	(729)	(1,049)	—	—
Amortization:
Prior service cost	—	—	(230)	—
Amortization of losses	69	196	6	12
Total other components of net periodic benefit cost	95	(97)	(187)	67

Net Periodic Benefit Cost	$258	$15	$(165)	$189

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
In Thousands	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$488	$337	$67	$399

Interest cost	2,268	2,266	113	180
Expected return on plan assets	(2,190)	(3,149)	—	—
Amortization:
Prior service cost	—	—	(691)	—
Amortization of losses	212	581	17	55
Total other components of net periodic benefit cost	290	(302)	(561)	235

Net Periodic Benefit Cost	$778	$35	$(494)	$634

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

In March 2019, the Company's board of directors approved the termination of the pension plan effective June 30, 2019. While there is no cash contribution required for the pension plan in calendar 2019, the Company may have to contribute cash in conjunction with the pension plan termination.

Note 8
Earnings Per Share

	For the Three Months Ended			For the Three Months Ended
	November 2, 2019			November 3, 2018
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$18,979			$19,694

Basic EPS from continuing operations
Income available to common
shareholders	18,979	14,465	$1.31	19,694	19,462	$1.01

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		29			139
Employees' preferred stock(1)		35			36

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$18,979	14,529	$1.31	$19,694	19,637	$1.00

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted for all periods presented.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8
Earnings Per Share, Continued

	For the Nine Months Ended			For the Nine Months Ended
	November 2, 2019			November 3, 2018
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings from continuing operations	$26,242			$21,525

Basic EPS from continuing operations
Income available to common
shareholders	26,242	16,023	$1.64	21,525	19,361	$1.11

Effect of Dilutive Securities from continuing operations
Dilutive share-based awards		79			114
Employees' preferred stock(1)		34			36

Diluted EPS from continuing operations
Income available to common
shareholders plus assumed
conversions	$26,242	16,136	$1.63	$21,525	19,511	$1.10

(1) The Company's Employees' Subordinated Convertible Preferred Stock is convertible one for one to the Company's common stock. Because no dividends are paid on this stock, these shares are assumed to be converted for all periods presented.

The weighted shares outstanding reflects the effect of the Company's Board-approved share repurchase programs. The Company repurchased 1,150,198 shares for $41.3 million and 4,570,015 shares for $189.4 million for the three and nine months ended November 2, 2019, respectively, as part of a $125.0 million share repurchase program approved by the Board of Directors in December 2018, a $100.0 million share repurchase program approved by the Board of Directors in May 2019 and a $100.0 million share repurchase program approved by the Board of Directors in September 2019. For the fourth quarter of Fiscal 2020 through December 6, 2019, the Company has not repurchased any additional shares, leaving approximately $89.7 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the three and nine months ended November 3, 2018.

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

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, the Company had accrued $1.7 million as of November 2, 2019, $1.8 million as of February 2, 2019 and $1.6 million as of November 3, 2018. All such provisions reflect the Company's estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by the Company. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the third quarters of Fiscal 2020 and Fiscal 2019, respectively, and $0.5 million for each of the first nine months of Fiscal 2020 and Fiscal 2019. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Other Matters
In the first quarter of Fiscal 2020, the IRS notified the Company on Letter 226-J, that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $12.3 million for the year ended December 31, 2016. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been the Company’s policy to offer MEC to all full-time employees and their dependents. Based on its analysis, the Company responded to the IRS on May 1, 2019 asserting that it did offer MEC to at least 95% of its full-time employees for each month of 2016 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system. After the Company provided further information, the IRS notified the Company, by letter dated October 21, 2019, that the inquiry was being closed with no ESRP liability on the part of the Company.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information

During the three and nine months ended November 2, 2019 and November 3, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

The Company completed the sale of Lids Sports Group on February 2, 2019. As a result of the sale, the Company met the requirements to report the results of Lids Sports Group as a discontinued operation. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. As a result, the Company's segment information has been adjusted to exclude discontinued operations for the three and nine months ended November 3, 2018.

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
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
November 2, 2019	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$354,920	$92,899	$72,703	$16,726	$15	$537,263
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$354,920	$92,899	$72,703	$16,726	$15	$537,263
Segment operating income (loss)	$28,955	$4,369	$3,715	$(27)	$(10,270)	$26,742
Asset impairments and other(1)	—	—	—	—	(799)	(799)
Operating income (loss)	28,955	4,369	3,715	(27)	(11,069)	25,943
Other components of net periodic benefit cost	—	—	—	—	92	92
Interest expense	—	—	—	—	(808)	(808)
Interest income	—	—	—	—	206	206
Earnings (loss) from continuing operations before income taxes	$28,955	$4,369	$3,715	$(27)	$(11,579)	$25,433
Total assets(2)	$1,020,894	$378,014	$211,459	$21,971	$153,154	$1,785,492
Depreciation and amortization	7,231	2,749	1,484	118	598	12,180
Capital expenditures	4,886	982	2,133	78	58	8,137

(1)Asset impairments and other includes a $0.8 million charge for asset impairments, which includes $0.5 million in Johnston & Murphy Group and $0.3 million in Schuh Group.

(2)Of the Company's $261.3 million of property and equipment, $39.7 million and $11.0 million relate to property and equipment in the United Kingdom and Canada, respectively.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Three Months Ended
November 3, 2018	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In Thousands
Sales	$345,702	95,567	$79,736	$18,757	$66	$539,828
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$345,702	$95,567	$79,736	$18,757	$66	$539,828
Segment operating income (loss)	$24,692	$4,207	$5,072	$(218)	$(7,436)	$26,317
Asset impairments and other(1)	—	—	—	—	70	70
Operating income (loss)	24,692	4,207	5,072	(218)	(7,366)	26,387
Other components of net periodic benefit cost	—	—	—	—	30	30
Interest expense	—	—	—	—	(984)	(984)
Interest income	—	—	—	—	147	147
Earnings (loss) from continuing operations before income taxes	$24,692	$4,207	$5,072	$(218)	$(8,173)	$25,580
Total assets ongoing operations	$501,282	233,655	$133,507	$25,319	$176,339	$1,070,102
Assets from discontinued operations						360,611
Total assets (2)						$1,430,713
Depreciation and amortization(3)	7,075	3,443	1,654	160	629	12,961
Capital expenditures(4)	7,244	1,932	2,384	28	242	11,830

(1)Asset impairments and other includes a gain of $(0.9) million related to Hurricane Maria, partially offset by a $0.7 million charge for asset impairments, which includes $0.6 million in Schuh Group and $0.1 million in Journeys Group and a $0.1 million charge for other hurricane losses.

(2)Total assets for the Schuh Group and Journeys Group include $82.6 million and $9.8 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group decreased by $7.3 million and $0.6 million, respectively, from February 3, 2018, due to foreign currency translation adjustments. Of the Company's $285.9 million of property and equipment, $46.8 million and $13.5 million relate to property and equipment in the United Kingdom and Canada, respectively.

(3)Excludes $6.2 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(4) Excludes $4.3 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
November 2, 2019	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$994,067	$262,219	$214,704	$48,392	$105	$1,519,487
Intercompany Sales	—	—	—	—	—	—
Net sales to external customers	$994,067	$262,219	$214,704	$48,392	$105	$1,519,487
Segment operating income (loss)	$59,260	$(1,020)	$10,339	$151	$(28,898)	$39,832
Asset impairments and other(1)	—	—	—	—	(1,843)	(1,843)
Operating income (loss)	59,260	(1,020)	10,339	151	(30,741)	37,989
Other components of net periodic benefit cost	—	—	—	—	271	271
Interest expense	—	—	—	—	(2,491)	(2,491)
Interest income	—	—	—	—	1,708	1,708
Earnings (loss) from continuing operations before income taxes	$59,260	$(1,020)	$10,339	$151	$(31,253)	$37,477
Depreciation and amortization	21,714	8,745	4,608	383	1,848	37,298
Capital expenditures	12,983	3,749	3,953	328	375	21,388

(1)Asset Impairments and other charge includes a $1.8 million charge for asset impairments, which includes $1.2 million for Schuh Group, $0.5 million for Johnston & Murphy Group and $0.1 million for Journeys Group.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10
Business Segment Information, Continued

Nine Months Ended
November 3, 2018	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
In thousands
Sales	$956,839	$273,992	$223,861	$58,161	$212	$1,513,065
Intercompany Sales	—	—	—	(3)	—	(3)
Net sales to external customers	$956,839	$273,992	$223,861	$58,158	$212	$1,513,062
Segment operating income (loss)	$44,722	$(360)	$10,654	$(379)	$(22,444)	$32,193
Asset impairments and other(1)	—	—	—	—	(1,019)	(1,019)
Operating income (loss)	44,722	(360)	10,654	(379)	(23,463)	31,174
Other components of net periodic benefit cost	—	—	—	—	67	67
Interest expense	—	—	—	—	(3,144)	(3,144)
Interest income	—	—	—	—	176	176
Earnings (loss) from continuing operations before income taxes	$44,722	$(360)	$10,654	$(379)	$(26,364)	$28,273
Depreciation and amortization(2)	20,756	10,903	4,814	476	2,090	39,039
Capital expenditures(3)	21,640	5,907	5,352	109	1,222	34,230

(1)Asset Impairments and other charge includes a $2.0 million charge for asset impairments, which includes $0.6 million for Journeys Group and $1.4 million for Schuh Group, a $0.3 million charge for legal and other matters and $0.1 million charge for other hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

(2) Excludes $19.0 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

(3) Excludes $13.0 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in the Condensed Consolidated Statements of Cash Flows as the Company did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11
Subsequent Event

On November 15, 2019, Schuh Limited entered into an Amendment and Restatement Agreement (the “2019 Restatement Agreement”) with Lloyds Bank plc (“Lloyds”) which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. Schuh Limited replaced Schuh Group Limited as Parent under the 2019 Restatement Agreement. The 2019 Restatement Agreement contains certain covenants at the Schuh Limited level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The 2019 Restatement Agreement is secured by a pledge of all the assets of Schuh Limited and Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds, Genesco Inc. has guaranteed the obligations of Schuh Limited under the 2019 Restatement Agreement on an unsecured basis.

The 2019 Restatement Agreement includes a Facility B of £6.25 million, a Facility C revolving credit agreement of £19.0 million, a working capital facility of £2.5 million and an additional revolving credit facility, and a Facility D of €7.2 million for its operations in Ireland. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through January 2020. The Facility C bears interest at LIBOR plus 2.2% per annum and expires in January 2020. The Facility D bears interest at EURIBOR plus 2.2% per annum and expires in January 2020.

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

•
The imposition of additional tariffs on products imported by the Company or its vendors as well as the ability and costs to move production of products to countries in which imported goods are subject to less or no tariffs.

•	Potential disruption to the flow of goods in the ports due to reactions made by companies to the imposition of tariffs or other reasons.

•	The Company's ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution.

•	Unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products.

•
The effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, including potential effects on consumer demand, currency exchange rates, and the supply chain.

•	The effectiveness of the Company's omni-channel initiatives.

•	Costs associated with changes in minimum wage, living wage and overtime requirements.

•	Ability to attract and retain employees and costs associated with wage pressure in connection with a full employment environment in the U.S and the U.K. and competitor wage decisions.

•	Weakness in the consumer economy and retail industry for the products we sell.

•	Competition in the Company's markets, including online and including competition from the Company's vendors in the branded footwear market.

•	Fashion trends, including the lack of new fashion trends or products, that affect the sales or product margins of the Company's retail product offerings.

•
Weakness in shopping mall and other brick-and-mortar venues, traffic and challenges to the viability of these places where the Company operates stores, related to planned closings of department and other stores or other factors, and the extent and pace of growth of online shopping.

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

•	The Company's ability to eliminate stranded costs associated with dispositions, including the sale of the Lids Sport Group business.

•	The Company's ability to realize anticipated cost savings, including rent savings.

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

Overview
Description of Business
The Company’s business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores, including Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® in the U.S., Puerto Rico and Canada and through Schuh® stores in the United Kingdom and the Republic of Ireland, and through e-commerce websites and catalogs, and at wholesale, primarily under the Company’s Johnston & Murphy® brand, the H.S. Trask® brand, the licensed Dockers® brand, and other brands that the Company licenses for footwear. The Company’s wholesale footwear brands are distributed to more than 1,200 retail accounts in the United States, including a number of leading department, discount, and specialty stores. At November 2, 2019, the Company operated 1,492 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

On February 2, 2019, the Company completed the sale of its Lids Sports Group business. As a result, the Company reported the operating results of this business in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018. In addition, the related assets and liabilities as of November 3, 2018 have been reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for the three and nine months ended November 3, 2018. Unless otherwise noted, the discussion that follows relates to continuing operations.

During the three and nine months ended November 2, 2019 and November 3, 2018, the Company operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (iv) Licensed Brands, comprised of Dockers® Footwear, sourced and marketed under a license from Levi Strauss & Company; and other brands.

The Journeys retail footwear stores sell branded footwear and accessories primarily for 13 to 22 year old teenagers and young adults. The stores average approximately 2,100 square feet. The Journeys Kidz retail footwear stores sell branded footwear primarily for younger children, ages five to 12. These stores average approximately 1,525 square feet. The Journeys Group stores are primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 18 to 34 age group ranging from students to young professionals. These stores average approximately 1,825 square feet. With 40 Little Burgundy stores, Journeys Group operates 86 stores in Canada. Journeys also sells footwear and accessories through direct-to-consumer catalog and e-commerce websites journeys.com, journeyskidz.com, journeysca.com and littleburgundy.com.

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

Johnston & Murphy retail shops sell a broad range of men's footwear, apparel and accessories. Women's footwear and accessories are sold in select Johnston & Murphy retail locations. Johnston & Murphy shops average approximately 1,575 square feet and are located primarily in better malls and in airports throughout the United States. As of November 2, 2019, Johnston & Murphy operated eight stores in Canada. The Company also has license and distribution agreements for wholesale and retail sales of Johnston & Murphy products in various non-U.S. jurisdictions. The Company also sells Johnston & Murphy footwear and accessories in factory stores, averaging approximately 2,400 square feet, located in factory outlet malls, and through a direct-to-consumer catalog and the johnstonmurphy.com and johnstonmurphy.ca e-commerce websites. In addition, Johnston & Murphy shoes are distributed through the Company's wholesale operations to better department stores, independent specialty stores and e-commerce. The Company offers the H.S. Trask brand, with men's and women's footwear and leather accessories distributed to better independent retailers and department stores and through the trask.com e-commerce website.

The Licensed Brands segment markets casual and dress casual footwear under the licensed Dockers® brand to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the United States. The Company entered into an exclusive license with Levi Strauss & Co. to market men's footwear in the United States under the Dockers brand name in 1991. Levi Strauss & Co. and the Company have subsequently added additional territories, including Canada and Mexico and certain other Latin American countries. The Dockers license agreement expired on November 30, 2019; however, the Company and Levi Strauss & Co. are currently continuing to operate under the terms of that agreement while potential future arrangements are being discussed. The Company also sells footwear under other licenses.

Strategy
The Company’s long-term strategy is to pursue growth through a footwear-focused strategy. The Company's strong strategic positioning, close connection with its customers and enduring leadership positions are what make each of its footwear businesses distinctive on their own and their synergies make them stronger together. This growth opportunity is both organic and through potential acquisitions. Organic growth includes: 1) improving comparable sales, both in stores and e-commerce, 2) increasing operating margin not only through comparable sales growth, but also through targeted cost reduction and additional sharing of synergies among our divisions, 3) increasing the Company's store base in its newer concepts and opportunistically, in more mature concepts and 4) enhancing the value of its brands. The Company anticipates opening fewer new stores in the future, concentrating on locations that the Company believes will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in its existing locations and investing in technology and infrastructure to support omnichannel and digital retailing.
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

Summary of Results of Operations
The Company's net sales decreased less than 1% to $537.3 million for the third quarter of Fiscal 2020 compared to $539.8 million for the same quarter of Fiscal 2019. Excluding the effect of lower exchange rates, net sales would have increased $2.1 million. Comparable sales increased 3% for the third quarter of Fiscal 2020 compared to the same quarter of Fiscal 2019. Journeys Group sales increased 3%, Schuh Group sales decreased 3% (excluding the effect of lower exchange rates, net sales would have increased 2%), Johnston & Murphy Group sales decreased 9% and Licensed Brands sales decreased 11% during the third quarter of Fiscal 2020 compared to the same quarter of Fiscal 2019. Gross margin as a percentage of net sales increased to 49.2% during the third quarter of Fiscal 2020, compared to 48.5% for the same period last year, reflecting increased gross margin in all of the Company's business units. Selling and administrative expenses as a percentage of net sales increased to 44.2% of net sales during the third quarter of Fiscal 2020 from 43.6% for the same quarter of Fiscal 2019, reflecting increased expenses as a percentage of net sales in Johnston & Murphy Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of net sales in Journeys Group and Schuh Group. Operating income decreased slightly as a percentage of net sales to 4.8% during the third quarter of Fiscal 2020 compared to 4.9% in the same quarter of Fiscal 2019, reflecting decreased operating income as a percentage of net sales in Johnston & Murphy Group and increased Corporate expenses, partially offset by increased operating income in Journeys Group and Schuh Group and a smaller operating loss in Licensed Brands.

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

Asset Impairment and Other Charges
The Company recorded pretax charges of $0.8 million in the third quarter of Fiscal 2020 for retail store and intangible asset impairments. The Company recorded pretax charges of $1.8 million in the first nine months of Fiscal 2020 for retail store and intangible asset impairments.

The Company recorded a pretax gain of $(0.1) million in the third quarter of Fiscal 2019, including a gain of $(0.9) million related to Hurricane Maria, partially offset by $0.7 million for retail store asset impairments and $0.1 million for other hurricane losses. The Company recorded pretax charges of $1.0 million in the first nine months of Fiscal 2019, including $2.0 million for retail store asset impairments, $0.3 million for legal and other matters and $0.1 million for other hurricane losses, partially offset by a gain of $(1.4) million related to Hurricane Maria.

Critical Accounting Policies

The Company describes its significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The Company discusses its critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in its Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the first quarter of Fiscal 2020, the Company adopted new lease accounting guidance, as described in Note 1, "Summary of Significant Accounting Policies", and Note 6, "Leases", of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. There have been no other significant changes in the Company's significant accounting policies or critical accounting estimates since the end of Fiscal 2019.

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

Results of Operations - Third Quarter Fiscal 2020 Compared to Third Quarter Fiscal 2019

The Company's net sales in the third quarter ended November 2, 2019 decreased 0.5% to $537.3 million compared to $539.8 million in the third quarter ended November 3, 2018, reflecting decreased net sales in Schuh Group, Johnston & Murphy Group and Licensed Brands, partially offset by increased sales in Journeys Group. Excluding the effect of lower exchange rates, net sales would have increased $2.1 million. Comparable sales increased 3% for the third quarter of Fiscal 2020, which included an increase of 1% in same store sales and an increase of 19% in comparable direct sales. Gross margin increased 0.9% to $264.2 million in the third quarter of Fiscal 2020 from $261.9 million in the same period last year, and increased as a percentage of net sales from 48.5% to 49.2%, reflecting increased gross margin in all of the Company's business units. Selling and administrative expenses in the third quarter of Fiscal 2020 increased 0.8% and increased as a percentage of net sales from 43.6% to 44.2%, reflecting increased expenses as a percentage of net sales in Johnston & Murphy Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of sales in Journeys Group and Schuh Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended November 2, 2019 were $25.4 million compared to $25.6 million for the third quarter ended November 3, 2018. Pretax earnings for the third quarter ended November 2, 2019 included an asset impairment and other charge of $0.8 million for retail store and intangible asset impairments. Pretax earnings for the third quarter ended November 3, 2018 included an asset impairment and other gain of $(0.1) million for a gain related to Hurricane Maria, partially offset by retail store asset impairments and other hurricane losses.

Net earnings for the third quarter ended November 2, 2019 were $18.9 million ($1.30 diluted earnings per share) compared to $14.4 million ($0.73 diluted earnings per share) for the third quarter ended November 3, 2018. The Company recorded an effective income tax rate of 25.4% and 23.0% in the third quarter of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the third quarter of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses.

Journeys Group

	Three Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$354,920	$345,702	2.7%
Operating income	$28,955	$24,692	17.3%
Operating margin	8.2%	7.1%

Net sales from Journeys Group increased 2.7% to $354.9 million for the third quarter ended November 2, 2019, compared to $345.7 million for the same period last year. The increase reflects a 4% increase in comparable sales, partially offset by a 3% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the fiscal quarter and the last day of each fiscal month during the quarter divided by four). The comparable sales increase reflected a 5% increase in footwear unit sales, while the average price per pair of shoes decreased 1% for the same period. Journeys Group operated 1,182 stores at the end of the third quarter of Fiscal 2020, including 237 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada, compared to 1,219 stores at the end of the third quarter last year, including 243 Journeys Kidz stores, 46 Journeys stores in Canada and 41 Little Burgundy stores in Canada.

Journeys Group operating income increased 17.3% to $29.0 million for the third quarter ended November 2, 2019 compared to $24.7 million for the third quarter ended November 3, 2018. The increase in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting higher initial margins and lower markdowns and (iii) decreased expenses as a percentage of net sales, reflecting leverage of rent and decreased bonus expense, partially offset by increased selling salaries.

Schuh Group

	Three Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$92,899	$95,567	(2.8)%
Operating income	$4,369	$4,207	3.9%
Operating margin	4.7%	4.4%

Net sales from Schuh Group decreased 2.8% to $92.9 million for the third quarter ended November 2, 2019, compared to $95.6 million for the third quarter ended November 3, 2018. Excluding the effect of lower exchange rates this year, Schuh Group sales would have increased 2% for the third quarter ended November 2, 2019. The net sales decrease reflects a $4.2 million change due to decreases in foreign exchange rates this year and a decrease of 2% in the average number of Schuh stores operated during the quarter, partially offset by a 3% increase in comparable sales. Schuh Group operated 131 stores at the end of the third quarter of Fiscal 2020, compared to 134 stores at the end of the third quarter last year.

Schuh Group operating income increased 3.9% to $4.4 million for the third quarter ended November 2, 2019 compared to $4.2 million for the third quarter ended November 3, 2018. The increase in operating income this year reflects (i) increased gross margin as a percentage of sales reflecting higher margins on sale and full-price product and (ii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased rent expense, depreciation and professional fees, partially offset by increased marketing expenses, selling salaries and compensation.

Johnston & Murphy Group

	Three Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$72,703	$79,736	(8.8)%
Operating income	$3,715	$5,072	(26.8)%
Operating margin	5.1%	6.4%

Johnston & Murphy Group net sales decreased 8.8% to $72.7 million for the third quarter ended November 2, 2019 from $79.7 million for the third quarter ended November 3, 2018, reflecting primarily a 6% decrease in comparable sales, a 15% decrease in Johnston & Murphy Group wholesale sales and a 3% decrease in the average number of stores operated for Johnston & Murphy retail operations for the third quarter this year. Unit sales for the Johnston & Murphy wholesale business decreased 17% in the third quarter of Fiscal 2020, while the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 71.6% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2020, up from 69.4% in the third quarter last year. Comparable sales reflected a 4% decrease in the average price per pair of shoes for Johnston & Murphy retail operations and a 3% decrease in footwear unit comparable sales, partially offset by an increase in apparel sales. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2020 was 179 stores, including eight stores in Canada, compared to 184 stores, including eight stores in Canada, at the end of the third quarter of Fiscal 2019.

Johnston & Murphy Group operating income for the third quarter ended November 2, 2019 decreased 26.8% to $3.7 million compared to $5.1 million for the same period last year. The decrease was due primarily to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales primarily due to increased marketing expense, rent expense, selling salaries and compensation expense, partially offset by decreased bonus expense. Gross margin as a percentage of net sales increased primarily due to a higher mix of direct consumer sales and improved wholesale gross margin.

Licensed Brands

	Three Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$16,726	$18,757	(10.8)%
Operating loss	$(27)	$(218)	(87.6)%
Operating margin	(0.2)%	(1.2)%

Licensed Brands' net sales decreased 10.8% to $16.7 million for the third quarter ended November 2, 2019, from $18.8 million for the same period last year, reflecting primarily decreased sales of Dockers footwear and the closeout of the Bass license. Unit sales for Dockers footwear decreased 16% for the third quarter of Fiscal 2020, while the average price per pair of Dockers shoes increased 5% compared to the same period last year.

Licensed Brands' operating loss decreased from $(0.2) million for the third quarter of Fiscal 2019 to $(0.0) million for the third quarter of Fiscal 2020, due primarily to increased gross margin as a percentage of net sales due to more direct to consumer shipments and less closeout product. Selling and administrative expenses as a percentage of net sales increased across most expense categories primarily due to decreased leverage from the lower sales, partially offset by decreased bonus and royalty expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the third quarter ended November 2, 2019 was $11.1 million compared to $7.4 million for third quarter ended November 3, 2018. Corporate expense in the third quarter of Fiscal 2020 included an $0.8 million charge in asset impairment and other charges for retail store and intangible asset impairments. Corporate expense in the third quarter of Fiscal 2019 included a $(0.1) million gain in asset impairment and other charges for a gain related to Hurricane Maria, offset by retail store asset impairments and other hurricane losses. Corporate expenses, excluding asset impairment and other charges, increased 38% reflecting increased bonus expenses. This also includes some impact of stranded costs from the divestiture of the Lids Sports Group business.

Net interest expense decreased 28.1% from $0.8 million in the third quarter of Fiscal 2019 to $0.6 million for the third quarter of Fiscal 2020 resulting from decreased average borrowings in the third quarter this year in the UK and increased interest income from the increase in average short-term investments as a result of the increased cash flow from the proceeds from the sale of the Lids Sports Group.

Results of Operations - Nine Months Fiscal 2020 Compared to Nine Months Fiscal 2019

The Company's net sales in the first nine months ended November 2, 2019 increased 0.4% to $1.52 billion from $1.51 billion in the first nine months ended November 3, 2018, reflecting increased net sales in Journeys Group, partially offset by decreased sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Excluding the effect of lower exchange rates, net sales would have increased 2%. Comparable sales increased 4% for the first nine months of Fiscal 2020, which included an increase of 2% in same store sales and an increase of 18% in comparable direct sales. Gross margin increased 1.9% to $745.6 million in the first nine months of Fiscal 2020 from $731.4 million in the same period last year, and increased as a percentage of net sales from 48.3% to 49.1%, reflecting increased gross margin in all of the Company's business units, except Schuh Group which was flat. Selling and administrative expenses in the first nine months of Fiscal 2020 increased 0.9% and increased as a percentage of net sales from 46.2% to 46.5%, reflecting increased expenses as a percentage of net sales in Schuh Group, Johnston & Murphy Group, Licensed Brands and Corporate, partially offset by decreased expenses as a percentage of net sales in Journeys Group. The Company records buying and merchandising and occupancy costs in selling and administrative expense. Because the Company does not include these costs in cost of sales, the Company's gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months ended November 2, 2019 were $37.5 million compared to $28.3 million for the first nine months ended November 3, 2018. Pretax earnings for the first nine months ended November 2, 2019 included an asset impairment and other charge of $1.8 million for retail store and intangible asset impairments. Pretax earnings for the first nine months ended November 3, 2018 included an asset impairment and other charge of $1.0 million for retail store asset impairments, legal and other matters and other hurricane losses, partially offset by a gain on Hurricane Maria.

Net earnings for the first nine months ended November 2, 2019 were $25.8 million ($1.60 diluted earnings per share) compared to $12.0 million ($0.62 diluted earnings per share) for the first nine months ended November 3, 2018. The Company recorded an effective income tax rate of 30.0% and 23.9% in the first nine months of Fiscal 2020 and Fiscal 2019, respectively. The tax rate for the first nine months of Fiscal 2020 and 2019 reflects the inability to recognize a tax benefit for certain foreign losses. The tax rate for the first nine months of Fiscal 2020 and Fiscal 2019 was also impacted by $(0.1) million of tax benefit and $0.5 million of tax expense, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Journeys Group

	Nine Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$994,067	$956,839	3.9%
Operating income	$59,260	$44,722	32.5%
Operating margin	6.0%	4.7%

Net sales from Journeys Group increased 3.9% to $994.1 million for the first nine months ended November 2, 2019, compared to $956.8 million for the same period last year. The increase reflects a 5% increase in comparable sales, partially offset by a 3% decrease in the average number of Journeys Group stores operated (i.e. the sum of the number of stores open on the first day of the nine months and the last day of each fiscal month during the nine months divided by ten). The comparable sales increase reflected a 6% increase in footwear unit sales, while the average price per pair of shoes decreased 1% for the same period.

Journeys Group operating income increased 32.5% to $59.3 million for the first nine months ended November 2, 2019 compared to $44.7 million for the first nine months ended November 3, 2018. The increase in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns and (iii) decreased expenses as a percentage of net sales, reflecting decreased rent expense.

Schuh Group

	Nine Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$262,219	$273,992	(4.3)%
Operating loss	$(1,020)	$(360)	NM
Operating margin	(0.4)%	(0.1)%

Net sales from Schuh Group decreased 4.3% to $262.2 million for the first nine months ended November 2, 2019, compared to $274.0 million for the first nine months ended November 3, 2018. Excluding the effect of lower exchange rates this year, Schuh Group sales would have increased 1% for the nine months ended November 2, 2019. The net sales decrease reflects a $14.4 million decrease due to decreases in foreign exchange rates this year, partially offset by a 2% increase in comparable sales, while the average number of Schuh stores operated during the first nine months was flat.

Schuh Group's operating loss increased to $(1.0) million for the first nine months ended November 2, 2019 compared to $(0.4) million for the first nine months ended November 3, 2018. The increase in operating loss this year reflects primarily increased selling and administrative expenses as a percentage of net sales reflecting increased marketing expenses, compensation expense and selling salaries, partially offset by decreased rent and depreciation expenses. In addition, the operating loss included a favorable impact of $0.1 million due to changes in foreign exchange rates compared to last year. Gross margin as a percentage of net sales was flat for the first nine months ended November 2, 2019.

Johnston & Murphy Group

	Nine Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$214,704	$223,861	(4.1)%
Operating income	$10,339	$10,654	(3.0)%
Operating margin	4.8%	4.8%

Johnston & Murphy Group net sales decreased 4.1% to $214.7 million for the first nine months ended November 2, 2019 from $223.9 million for the first nine months ended November 3, 2018, reflecting primarily a 2% decrease in comparable sales, a 10% decrease in Johnston & Murphy Group wholesale sales and a 1% decrease in the average number of stores operated for Johnston & Murphy retail operations for the first nine months this year. Unit sales for the Johnston & Murphy wholesale business decreased 11% in the first nine months of Fiscal 2020, while the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 73.4% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2020, up from 71.5% in the first nine months last year. Comparable sales reflected a 3% decrease in the average price per pair of shoes for Johnston & Murphy retail operations and a 1% decrease in footwear unit comparable sales, partially offset by increased apparel sales.

Johnston & Murphy Group operating income for the first nine months ended November 2, 2019 decreased 3.0% to $10.3 million compared to $10.7 million for the same period last year. The decrease was due primarily to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of sales, reflecting increased marketing expenses, selling salaries and rent expense, partially offset by decreased bonus and compensation expenses. Gross margin as a percentage of net sales increased, reflecting changes in mix, improved wholesale margins, due in part to markdowns taken last year related to women's product, partially offset by increased retail markdowns.

Licensed Brands

	Nine Months Ended
	November 2, 2019	November 3, 2018	% Change
	(dollars in thousands)
Net sales	$48,392	$58,158	(16.8)%
Operating income (loss)	$151	$(379)	NM
Operating margin	0.3%	(0.7)%

Licensed Brands' net sales decreased 16.8% to $48.4 million for the first nine months ended November 2, 2019, from $58.2 million for the same period last year, reflecting primarily the closeout of the Bass license and decreased sales of Dockers footwear. Unit sales for Dockers footwear decreased 8% for the first nine months of Fiscal 2020 and the average price per pair of Dockers shoes decreased 2% compared to the same period last year.

Licensed Brands' operating income increased to $0.2 million for the first nine months of Fiscal 2020 from a loss of $(0.4) million for the first nine months of Fiscal 2019, due primarily to improved gross margin as a percentage of net sales due to more direct to consumer shipments and lower markdowns, partially offset by increased selling and administrative expenses as a percentage of net sales across most expense categories primarily due to decreased leverage from the lower sales, partially offset by decreased royalty and bonus expenses.

Corporate, Interest Expenses and Other Charges
Corporate and other expense for the first nine months ended November 2, 2019 was $30.7 million compared to $23.5 million for first nine months ended November 3, 2018. Corporate expense in the first nine months of Fiscal 2020 included a $1.8 million charge in asset impairment and other charges for retail store and intangible asset impairments. Corporate expense in the first nine months of Fiscal 2019 included a $1.0 million charge in asset impairment and other charges for retail store asset impairments, legal and other matters and other hurricane losses, partially offset by a gain related to Hurricane Maria. Corporate expenses, excluding asset impairment and other charges, increased 29% reflecting increased bonus expenses, partially offset by lease income on the former Lids Sports Group corporate headquarters building. This also includes some impact of stranded costs from the divestiture of the Lids Sports Group business.

Net interest expense decreased 73.6% from $3.0 million in the first nine months of Fiscal 2019 to $0.8 million for the first nine months of Fiscal 2020 resulting from the increase in average short-term investments as a result of increased Fiscal 2019 cash flow from operations, proceeds from the sale of Lids Sports Group and decreased borrowings and commitment fees in the first nine months this year.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated.

	November 2, 2019	February 2, 2019	November 3, 2018
	(dollars in millions)
Cash and cash equivalents	$55.8	$167.4	$53.4
Working capital(1)	$152.3	$454.8	$470.8
Long-term debt (including current portion)	$79.5	$65.7	$81.8

(1)With the adoption of ASC 842 in the first quarter of Fiscal 2020, working capital for the third quarter ended November 2, 2019 includes a current portion operating lease liability of $145.8 million which is not reflected in prior periods.

Working Capital
The Company's business is seasonal, with the Company's investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
			Increase
Cash flow changes:	November 2, 2019	November 3, 2018	(Decrease)
	(dollars in millions)
Net cash provided by operating activities	$2.8	$58.3	$(55.5)
Net cash provided by (used in) investing activities	77.3	(45.4)	122.7
Net cash provided by (used in) financing activities	(191.3)	1.4	(192.7)
Effect of foreign exchange rate fluctuations on cash	(0.3)	(0.8)	0.5
Increase (decrease) in cash and cash equivalents	$(111.5)	$13.5	$(125.0)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $55.5 million lower for the nine months ended November 2, 2019 compared to the same period last year, reflecting primarily the following factors:

•
a $58.8 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix and the impact of an increase in accounts payable in discontinued operations in the prior year; and

•	a $21.2 million decrease in cash flow from changes in other accrued liabilities reflecting increased bonus payments and increased tax payments related to discontinued operations; partially offset by

•
a $22.9 million increase in cash flow from changes in inventory reflecting an increase in inventory in discontinued operations in the prior year and a reduction in Johnston & Murphy Wholesale inventory, on a year over year basis, partially offset by increased inventory at Journeys Group and Schuh Group;

•	a $20.8 million increase in cash flow from changes in depreciation and amortization primarily related to discontinued operations;

•	an $18.0 million increase in cash flow from changes in prepaids and other current assets reflecting decreases in prepaid income taxes when compared to the prior year; and

•	a $13.8 million increase in net earnings.

Cash provided by investing activities was $122.7 million higher for the nine months ended November 2, 2019 primarily reflecting the proceeds from the sale of Lids Sports Group and decreased capital expenditures.

Cash used in financing activities was $192.7 million higher for the nine months ended November 2, 2019 primarily reflecting share repurchases of $189.2 million in the first nine months this year compared to none in the same period last year.

Changes in Inventory and Accounts Receivable
The $107.7 million increase in inventories at November 2, 2019 from February 2, 2019 levels reflected seasonal increases in retail inventory, partially offset by seasonal decreases in Johnston & Murphy wholesale and Licensed Brands inventories.

Accounts receivable at November 2, 2019 increased by $5.2 million compared to February 2, 2019, due primarily to seasonal sales increases in the Company's wholesale businesses.

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
The Company's revolving credit borrowings averaged $58.7 million during the nine months ended November 2, 2019, as cash on hand, cash generated from operations and the sale of Lids Sports Group and revolver borrowings primarily funded seasonal working capital requirements, capital expenditures and stock repurchases for the first nine months of Fiscal 2020. The Company's revolving credit borrowings averaged $60.7 million during the nine months ended November 3, 2018, as cash on hand, cash generated from operations and revolver borrowings primarily funded seasonal working capital requirements and capital expenditures for the first nine months of Fiscal 2019.
There were $9.4 million of letters of credit outstanding and $62.4 million of revolver borrowings outstanding, including $14.0 million (£10.8 million) related to Genesco (UK) Limited, $48.4 million (C$63.6 million) related to GCO Canada, and no U.S. borrowings, under the Credit Facility at November 2, 2019.
The Credit Facility also provides that a first-in, last-out tranche could be added to the revolving credit facility at the option of the Company subject to, among other things, the receipt of commitments for such tranche.
Certain Covenants
The Company is not required to comply with any financial covenants under the Credit Facility unless Excess Availability (as defined in the Credit Facility) is less than the greater of $17.5 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10.0% of the Loan Cap, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio of (a) an amount equal to consolidated EBITDA less capital expenditures and taxes paid in cash, in each case for such period, to (b) fixed charges for such period, of not less than 1.0:1.0. Excess Availability was $203.2 million at November 2, 2019. Because Excess Availability exceeded the greater of $17.5 million or 10.0% of the Loan Cap, the Company was not required to comply with this financial covenant at November 2, 2019.

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

U.K. Credit Facility Availability
In April 2017, Schuh Group Limited entered into an Amendment and Restatement Agreement which amended the Form of Amended and Restated Facilities Agreement and Working Capital Facility Letter ("UK Credit Facilities") dated May 2015. The amendment includes a new Facility A of £1.0 million, a Facility B of £9.4 million, a Facility C revolving credit agreement of £16.5 million, a working capital facility of £2.5 million and an additional revolving credit facility, Facility D, of €7.2 million for its operations in Ireland. The Facility A loan was paid off in April 2017. The Facility B loan bears interest at LIBOR plus 2.5% per annum with quarterly payments through September 2019. The Facility C bears interest at LIBOR plus 2.2% per annum. The Facility D bears interest at EURIBOR plus 2.2% per annum. The UK Credit Facilities were originally scheduled to expire in September 2019 but were extended until a new agreement was reached in November 2019 which expires in January 2020. See additional information regarding the amended UK Credit Facilities agreement in Note 11, "Subsequent Event" to the Company's Condensed Consolidated Financial Statements.

There were $8.1 million in UK term loans and $9.0 million in UK revolver loans outstanding at November 2, 2019. The UK Credit Facilities contain certain covenants at the Schuh level including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The Company was in compliance with all the covenants at November 2, 2019. The UK Credit Facilities are secured by a pledge of all the assets of Schuh and its subsidiaries.

Contractual Obligations
The Company's contractual obligations at November 2, 2019 decreased approximately 16% compared to February 2, 2019 due to decreases in purchase obligations and operating leases, partially offset by increased long-term debt.

Capital Expenditures
Total capital expenditures in Fiscal 2020 are expected to be approximately $40 million. These include retail capital expenditures of approximately $37 million to open approximately six Journeys stores, two Journeys Kidz stores, one Schuh store and four Johnston & Murphy shops and factory stores and to complete approximately 66 major store renovations. This includes approximately $8 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The planned amount of capital expenditures in Fiscal 2020 for wholesale operations and other purposes is approximately $3 million, including approximately $1 million for new systems.

Future Capital Needs
The Company expects that cash on hand, cash provided by operations and borrowings under its Credit Facilities will be sufficient to support seasonal working capital, capital expenditure requirements and stock repurchases during Fiscal 2020.

The Company had total available cash and cash equivalents of $55.8 million, $167.4 million and $53.4 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively, of which approximately $6.1 million, $20.8 million and $11.3 million was held by the Company's foreign subsidiaries as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash and cash equivalents outside of the U.S. If the Company were to repatriate foreign cash to the U.S., it would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Common Stock Repurchases
The Company repurchased 4,570,015 shares for $189.4 million for the nine months ended November 2, 2019 as part of a $125.0 million share repurchase program approved by the Board of Directors in December 2018, a $100.0 million share repurchase program approved by the Board of Directors in May 2019 and a $100.0 million share repurchase program approved by the Board of Directors in September 2019. For the fourth quarter of Fiscal 2020 through December 6, 2019, the Company has not repurchased any shares, leaving approximately $89.7 million remaining under its current $100.0 million share repurchase authorization. The Company did not repurchase any shares of common stock for the nine months ended November 3, 2018.

Environmental and Other Contingencies
The Company is subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Note 9 to the Condensed Consolidated Financial Statements. The Company has made pretax accruals for certain of these contingencies, including approximately $0.1 million and $0.2 million for the third quarters of Fiscal 2020 and 2019, respectively, and $0.5 million for each of the first nine months of Fiscal 2020 and Fiscal 2019. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations because they relate to former facilities operated by the Company. The Company monitors these matters on an ongoing basis and, on a quarterly basis, management reviews the Company's accruals in relation to each of them, adjusting provisions as management deems necessary in view of changes in available information. Changes in estimates of liability are reported in the periods when they occur. Consequently, management believes that its accrued liability in relation to each proceeding is a reasonable estimate of the probable loss connected to the proceeding, or in cases in which no reasonable estimate is possible, the minimum amount in the range of estimated losses, based upon its analysis of the facts and circumstances as of the close of the most recent fiscal quarter. However, because of uncertainties and risks inherent in litigation generally and in environmental proceedings in particular, there can be no assurance that future developments will not require additional provisions, that some or all accruals may not be adequate or that the amounts of any such additional provisions or any such inadequacy will not have a material adverse effect upon the Company's financial condition or results of operations.

Financial Market Risk
The following discusses the Company's exposure to financial market risk related to changes in interest rates.

Outstanding Debt of the Company - The Company has $8.1 million of outstanding U.K. term loans at a weighted average interest rate of 3.20% as of November 2, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $8.1 million term loans. The Company has $9.0 million of outstanding U.K. revolver borrowings at a weighted average interest rate of 2.90% as of November 2, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $9.0 million revolver borrowings. The Company has $62.4 million of outstanding revolver borrowings at a weighted average interest rate of 3.10% as of November 2, 2019. A 100 basis point increase in interest rates would increase annual interest expense by $0.6 million on the $62.4 million revolver borrowings.

Cash and Cash Equivalents - The Company's cash and cash equivalent balances are invested in financial instruments with original maturities of three months or less. The Company did not have significant exposure to changing interest rates on invested cash at November 2, 2019. As a result, the Company considers the interest rate market risk implicit in these investments at November 2, 2019 to be low.

Summary - Based on the Company's overall market interest rate exposure at November 2, 2019, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows for Fiscal 2020 would not be material.

Accounts Receivable - The Company's accounts receivable balance at November 2, 2019 is concentrated in two of its footwear wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the footwear wholesale businesses, one customer accounted for 21%, two customers each accounted for 9% and no other customer accounted for more than 6% of the Company's total trade receivables balance as of November 2, 2019. The Company monitors the credit quality of its customers and establishes an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk - The Company is exposed to translation risk because certain of its foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of the Company's financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for the first nine months of Fiscal 2020 were negatively impacted by $14.4 million due to changes in foreign exchange rates and Schuh Group's operating loss was positively impacted by $0.1 million.

New Accounting Pronouncements
Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by the Company during the nine months ended November 2, 2019 are included in Note 1 to the Condensed Consolidated Financial Statements.

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

Based on their evaluation as of November 2, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in 000's except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In Thousands)

August 2019
8-4-19 to 8-31-19(1)	857,750	$34.98	857,750	$969

September 2019
9-1-19 to 9-28-19(1)	23,765	$40.56	23,765	$5

October 2019
9-29-19 to 11-2-19(1)	268,683	$38.43	268,683	$89,675

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

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mel Tucker
Mel Tucker
Senior Vice President and Chief Financial Officer
Date: December 12, 2019