Form 10-K
period 2020-02-01
GENESCO INC
filed 2020-04-01
CIK 18498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File No. 1-3083
_____________________________________________________
Genesco Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0211340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (615) 367-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒
The aggregate market value of common stock held by nonaffiliates of the registrant as of August 3, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $579,000,000. The market value calculation was determined using a per share price of $36.50, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).
As of March 13, 2020, 14,691,257 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the June 25, 2020 annual meeting of shareholders are incorporated into Part III by reference.

Cautionary Notice Regarding Forward-looking Statements

This annual report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, the novel coronavirus ("COVID-19") outbreak which began in 2019, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, the timing and amount of any share repurchases by us, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., weakness in the consumer economy and retail industry, competition and fashion trends in our markets, weakness in shopping mall traffic, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to open additional retail stores and to renew leases in existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to eliminate stranded costs associated with dispositions, our ability to realize anticipated cost savings, including rent savings, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1, BUSINESS
General
Genesco Inc. ("Genesco", “Company”, "we", "our", or "us"), incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2020 of $2.2 billion. During Fiscal 2020, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S.Trask® brands; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and Bass® brands, as well as other brands we license for footwear.
Effective January 1, 2020, we completed the acquisition of substantially all the assets and the assumption of certain liabilities of Togast LLC, Togast Direct, LLC and TGB Design, LLC (collectively, "Togast"). Togast specializes in the the design, sourcing and sale of licensed footwear. We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women and children in the U.S. concurrently with the Togast acquisition. The acquisition expands our portfolio to include footwear licenses for Bass®, ADIO and FUBU, among others. Togast operates in our Licensed Brands segment. On February 2, 2019, we completed the sale of our Lids Sports Group business. As a result, we reported the operating results of this business in loss from discontinued operations, net in our Consolidated Statements of Operations for Fiscal 2019 and 2018. Unless otherwise noted, the discussion that follows relates to continuing operations.

At February 1, 2020, we operated 1,480 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 93 footwear stores in Canada and 129 footwear stores in the United Kingdom and the Republic of Ireland. We had originally planned to open a total of approximately 32 new retail stores and to close approximately 21 retail stores in Fiscal 2021.
The outbreak of COVID-19 continues to grow in the U.S., U.K. and globally. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we temporarily closed our North American stores on March 18, 2020. In addition, on March 23, 2020, our stores in the United Kingdom and Ireland were closed and on March 26, 2020, our UK e-commerce business was temporarily closed. Our e-commerce operations in all of our North American brands remain open and ready to serve our customers. We will continue to evaluate the timing of reopening our stores and UK e-commerce operations until such time as the stores can be opened safely and in compliance with applicable laws and regulations, as developments continue to occur in this rapidly changing environment. As a result, our planned new store openings for Fiscal 2021 could be delayed and may not occur during Fiscal 2021 or thereafter and our planned store closings could be increased or delayed during Fiscal 2021 or thereafter.
The following table sets forth certain additional information concerning our retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Retail Stores
Beginning of year	1,460	1,520	1,554	1,535	1,512
Opened during year	54	66	59	36	12
Acquired during year	37	—	—	—	—
Closed during year	(31)	(32)	(78)	(59)	(44)
End of year	1,520	1,554	1,535	1,512	1,480

We also source, design, market and distribute footwear under our Johnston & Murphy® brand, the H.S. Trask® brand, and the licensed Levi's®, Dockers® and Bass® brands, as well as other brands that we license for footwear to over 1,100 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2020”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 1, 2020). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1. As discussed above, this report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Strategy
Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies, makes them even stronger together. We have aligned our business around six pillars; 1) build deeper consumer insights to strengthen customer relationships and brand equity, 2) intensify product innovation and trend insight efforts, 3) accelerate digital to grow direct-to-consumer, 4) maximize the relationship between physical and digital, 5) reshape the cost base to reinvest for future growth, and 6) pursue synergistic acquisitions that add growth and create shareholder value. We anticipate opening fewer new stores in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in our existing locations and investing in technology and infrastructure to support omnichannel and digital retailing.
We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020, and may pursue acquisition opportunities in the future. We anticipate that potential acquisitions would either augment existing businesses or facilitate our entry into new businesses that are compatible with our existing footwear businesses and core expertise.
More generally, we attempt to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as persistent unemployment and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.
Segments
Journeys Group
The Journeys Group segment accounted for 66% of our net sales in Fiscal 2020. Fiscal 2020 comparable sales, including both store and direct sales, increased 4% from Fiscal 2019.

Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 age group ranging from students to young professionals.
At February 1, 2020, Journeys Group operated 1,171 stores, including 899 Journeys stores, 233 Journeys Kidz stores and 39 Little Burgundy stores averaging approximately 1,975 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2020, the Journeys Group closed a net of 22 stores.
Schuh Group
The Schuh Group segment accounted for 17% of our net sales in Fiscal 2020. Comparable sales, including both store and direct sales, increased 2% in Fiscal 2020.
Schuh stores target teenagers and young adults in the 16 to 24 age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At February 1, 2020, Schuh Group operated 129 Schuh stores, averaging approximately 4,875 square feet, which include both street-level and mall locations in the United Kingdom and the Republic of Ireland. Schuh Group's e-commerce website is schuh.co.uk. Schuh Group closed a net of seven stores in Fiscal 2020.
Johnston & Murphy Group
The Johnston & Murphy Group segment accounted for 14% of our net sales in Fiscal 2020. Comparable sales for Johnston & Murphy retail operations, including both store and direct sales, decreased 2% for Fiscal 2020. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.
Johnston & Murphy Retail Operations. At February 1, 2020, Johnston & Murphy operated 180 retail shops and factory stores primarily in the United States averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 age group, targeting business and professional customers. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through an e-commerce website and a direct mail catalog. The websites are johnstonmurphy.com and johnstonmurphy.ca. Footwear accounted for 62% of Johnston & Murphy retail sales in Fiscal 2020, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of three shops and factory stores in Fiscal 2020.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department stores, independent specialty stores and e-commerce. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195. Additionally, we offer the H.S. Trask brand, with men's and women's footwear and leather accessories offered primarily through better independent retailers and department stores, an e-commerce website, trask.com, and catalog. Suggested retail prices for Trask footwear typically range from $195 to $495.

Licensed Brands
The Licensed Brands segment accounted for 3% of our net sales in Fiscal 2020. Licensed Brands sales include footwear marketed under the Levi's® brand, Dockers® brand and Bass® brand, among others. The Levi's brand license was entered into concurrently with the closing of the Togast acquisition. We have had the exclusive Dockers men’s footwear license in the United States since 1991. We acquired the Bass® brand license in conjunction with the acquisition of Togast. In addition, we renewed our men's Dockers footwear license for the United States. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. Togast designs and sources licensed footwear under the Levi's® and Bass®brand names, among others, and provides services for the sourcing of FUBU licensed footwear.
Manufacturing and Sourcing
We rely on independent third-party manufacturers for production of our footwear products sold at wholesale. We source footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mauritius, Mexico, Nicaragua, Pakistan, Portugal, Peru, Romania, Taiwan, and Vietnam. Our retail operations sell primarily branded products from third parties who source primarily overseas.
Competition
Competition is intense in the footwear and accessory industries. Our retail footwear and accessory competitors range from small, locally owned stores to regional and national department stores, discount stores, specialty chains, our vendors with their own direct-to-consumer channels and online retailers. We also compete with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of our competitors have resources that are not available to us. Our success depends upon our ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere, technology, infrastructure and speed of delivery to support e-commerce and the ability to offer relevant products.
Licenses
We own our Johnston & Murphy® and H.S. Trask® brands and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The Dockers license agreement expires in 2024. Net sales of Dockers products were approximately $47 million in Fiscal 2020 and approximately $56 million in Fiscal 2019. We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean. The initial term of the license agreement with respect to Levi's® trademarks is through November 30, 2024 with one additional four year renewal term. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2020.
Wholesale Backlog
Most of the orders in our wholesale divisions are for delivery within 150 days. Because most of our business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 29, 2020, our wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $24.7 million, compared to approximately $28.8 million on March 2, 2019. The backlog is somewhat seasonal, reaching a peak in the Spring. We maintain in-stock programs for selected product lines with anticipated high volume sales. Our backlog may be more vulnerable to cancellation than is typical due to COVID-19.

Employees
We had approximately 22,050 employees at February 1, 2020, approximately 150 of whom were employed in corporate staff departments and the balance in operations. Retail stores employ a substantial number of part-time employees, and approximately 16,400 of our employees were part-time at February 1, 2020.
Seasonality
Our business is seasonal with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year and a significant portion of our net sales and operating earnings generated during the fourth quarter.
Environmental Matters
Our former manufacturing operations and the sites of those operations as well as the sites of our current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by us (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. We are currently involved in certain administrative and judicial environmental proceedings relating to our former facilities. See Note 14 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
Available Information
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address, which is provided as an inactive textual reference only, is http://www.genesco.com. We make available free of charge through the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of our Audit Committee, Compensation Committee, Nominating and Governance Committee as well as our Corporate Governance Guidelines and Code of Ethics along with position descriptions for our board of directors (the "Board of Directors" or the "Board") and Board committees are also available free of charge through the website. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically incorporated elsewhere in this report.

ITEM 1A, RISK FACTORS
Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below actually occur, our business, financial condition, cash flows or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.

Competitive, Demand-Related and Reputational Risks

We are experiencing a material disruption to our business as a result of COVID-19 and our sales, supply chain and financial results may be materially adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which might impact our wholesale and retail demand and supply chain. On March 18, 2020, we closed all of our North American stores, on March 23, 2020, we closed all our stores in the United Kingdom and Republic of Ireland and on March 26, 2020, we closed our e-commerce business in the UK in response to the COVID-19 pandemic. Our wholesale partner stores have also closed or substantially reduced operating hours. The duration of the closures and their impact over the longer term are uncertain and cannot be predicted at this time. The effects of the pandemic depend on future developments outside our control such as the spread of the disease and the effectiveness of containment efforts. Even if the pandemic does not continue for an extended period, our business could be materially adversely affected by several additional factors related to the pandemic, including the following:

•
The effects of the pandemic on the economy, including a recession, or an increase in unemployment levels could result in customers having less disposable income which could lead to reduced sales of our products;

•	The effects of COVID-19 could delay our release or delivery of new product offerings or require us to make unexpected changes to our offerings;

•
“Shelter in Place” and other similar mandated or suggested isolation protocols could disrupt not only our brick and mortar operations but our e-commerce operations as well, particularly if employees are not able to report to work or perform their work from home;

•	While we are making efforts to reduce operating costs and conserve cash, we may not be successful in doing so;

•
We are undertaking discussions with our landlords and other vendors to obtain rent and other relief, but we may not be successful in these endeavors. As a result we may be subject to litigation or other claims;

•
We borrowed $184.3 million under our Credit Facility and £19.0 million on our U.K. A&R Agreement in March 2020, but that amount may not be adequate to provide necessary liquidity at the parent or subsidiary level if the pandemic continues for an extended period of time, and we may not have access to additional sources of capital;

•
After the pandemic has subsided, fear of COVID-19, re-occurrence of the outbreak or another pandemic or crisis could cause customers to avoid public places where our stores are located such as malls, outlets, and airports;

•	We have been forced to reduce our workforce, and as a result, there may be obstacles and delays in reopening stores as we may have to hire and train a substantial number of new employees; and

•
We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse affect on our financial position and results of operations.

COVID-19 has also had a significant impact on China and other countries. We rely upon the facilities of our third-party manufacturers in China as well as other countries to support our business. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of China and other countries. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

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
The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
•general economic and industry conditions, including the risks associated with a recession in the U.S. and the impact of the COVID-19 pandemic;
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
Moreover, while we believe that our operating cash flows and borrowing capacity under committed lines of credit will be adequate for our anticipated cash requirements, if the economy were to experience a continued or worsening downturn, if one or more of our revolving credit banks were to fail to honor its commitments under our credit lines or if we were unable to draw on our credit lines for any reason, we could be required to modify our operations for decreased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to us. These same factors could impact our wholesale customers, limiting their ability to buy or pay for merchandise offered by us.

Failure to protect our reputation could have a material adverse effect on our brand names.
Our success depends in part on the value and strength of the names of our business units. These names are integral to our businesses as well as to the implementation of our strategies for expanding our businesses. Maintaining, promoting, and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums. Failure to comply, or accusation of failure to comply, with ethical, social, health, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer and employee actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.
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

The industry in which we operate is subject to rapidly changing consumer preferences. The continued popularity of our footwear and the development of new lines and styles of footwear with widespread consumer appeal, including consumer acceptance of our footwear, requires us to accurately identify and interpret changing consumer trends and preferences, and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on the following factors:

•	substantial investment in product innovation, design and development;

•	commitment to product quality; and

•	significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends in footwear specifically and in fashion and lifestyle categories generally.

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures several months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. Because of the ever-changing nature of consumer preferences and market trends, a number of companies in our industry experience periods of rapid growth, followed by declines, in revenue and earnings. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development or sourcing of products that achieve market acceptance, we could experience excess inventories and higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products.
Our results may be adversely affected by declines in consumer traffic in malls.

The majority of our stores are located within shopping malls and depend to varying degrees on consumer traffic in the malls to generate sales. Declines in mall traffic, whether caused by a shift in consumer shopping preferences or by other factors, such as COVID-19, may negatively impact our ability to maintain or grow our sales in existing stores, which could have an adverse effect on our financial condition or results of operations.
Our results of operations are subject to seasonal and quarterly fluctuations.
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
•changes in our merchandise mix;
•weather conditions that affect consumer spending; and
•actions of competitors, including promotional activity.

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
•closing of a significant number of non-anchor mall formats;
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
•our ability to execute our business strategy effectively; and
•other external events beyond our control, such as COVID-19.

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
The retail footwear and accessory markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, as well as our own vendors who are increasingly selling direct to consumers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, including:
•increased operational efficiencies of competitors;
•competitive pricing strategies;
•expansion by existing competitors;
•expansion of direct-to-consumer by our vendors;
•entry by new competitors into markets in which we currently operate; and
•adoption by existing retail competitors of innovative store formats or sales methods.

Investments and Infrastructure Risks
We face a number of risks in opening new stores and renewing leases on existing stores.
We expect to open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, major city street locations, airports and tourist destinations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. In addition to the risks already discussed for existing stores, the success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:
•our ability to identify suitable markets and individual store sites within those markets;
•the competition for suitable store sites;

•	our ability to negotiate favorable lease terms for new stores and renewals (including rent and other costs) with landlords in part due to the consolidation in the commercial real estate market;

•	our ability to obtain governmental and other third-party consents, permits and licenses needed to construct and operate our stores;
•the ability to build and remodel stores on schedule and at acceptable cost;
•the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;

•	the effect of changes to laws and regulations, including minimum wage, over-time, and employee benefits laws on store expense.
•the availability of adequate management and financial resources to manage an increased number of stores;

•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and

•	unforseen events, such as COVID-19, could prevent or delay store openings and impact our liquidity needed for store openings.

Additionally, the results we expect to achieve during each fiscal quarter are dependent upon opening new and renewing leases on existing stores on schedule. If we fall behind new store openings, we will lose expected sales and earnings between the planned opening date and the actual opening and may further complicate the logistics of opening stores, possibly resulting in additional delays, seasonally inappropriate product assortments, and other undesirable conditions.
Any acquisitions we make or new businesses we launch, as well as any dispositions of assets or businesses, involve a degree of risk.
Acquisitions have been a component of our growth strategy in recent years, and we expect that we may continue to engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts, causing lower than expected earnings and cash flow and potentially requiring impairment of goodwill and other intangibles. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of, or liabilities associated with, the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.

Additionally, we have in the past decided and may in the future decide to divest assets or businesses. Following such divestitures, we may retain or incur liabilities or costs relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations. Dispositions may also involve our continued financial involvement in the divested business, such as through transition services agreements and guarantees. Under these arrangements, performance by the divested businesses or conditions outside our control could adversely affect our business and results of operations.

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

In connection with acquisitions, we record goodwill on our Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, where we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment we conclude that the asset is not impaired, no further action is required. However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk we consider to be inherent in our current business model. We perform the impairment test annually at the beginning of our fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

Given the Schuh Group reporting unit has continued to perform below our projected operating results, as part of our annual impairment assessment as of the first day of the fourth quarter, we performed a quantitative assessment to determine if an impairment existed. We found that the result of the impairment test, which valued the business at approximately $8.2 million in excess of its carrying value, indicated no impairment at that time. We may determine in connection with future impairment tests that some or all of the carrying value of the goodwill may be impaired. Such a finding would require a write-off of the amount of the carrying value that is impaired, which would reduce our profitability in the period of the impairment charge. Holding all other assumptions constant as of the measurement date, we noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $10.0 million. Furthermore, we noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $6.9 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount.

Deterioration in our market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, which could be caused by events such as, but not limited to, COVID-19, could cause us to recognize the impairment of some or all of the $122.2 million of goodwill on our Consolidated Balance Sheets at February 1, 2020, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

Technology, Data Security and Privacy Risks
The operation of our business is heavily dependent on our information systems.
We depend on a variety of information technology systems for the efficient functioning of our business (including our multiple e-commerce websites) and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and potentially sensitive personal information about customers and employees.

Despite our preventative efforts, our IT systems and websites may, from time to time be vulnerable to damage or interruption from events such as difficulties in replacing or integrating the systems of acquired businesses, computer viruses, security breaches and power outages.
Our insurance policies may not provide coverage for security breaches and similar incidents or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We also rely on certain hardware and software vendors, including cloud-service providers, to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems are licensed to us by independent software developers. The inability of our employees and developers or our inability to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave us vulnerable to security breaches.
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
As a retailer who accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. We completed the implementation of Europay, Mastercard and Visa ("EMV") technology and received certification in Fiscal 2018; however future upgrades to our Company's systems could expose us to the fraudulent use of credit cards and increased costs, including possible fines and restrictions on our Company's ability to accept payments by credit or debit cards, if we were not to receive recertification. Because we accept debit and credit cards for payment, we are also subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. Additionally, we have implemented technology in our stores to allow for the acceptance of EMV credit transactions and point-to-point encryption. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even if we comply with PCI DSS standards and offer EMV and point-to-point encryption technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

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

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee personally identifiable information, and/or theft.   A similar cybersecurity breach to the computer networks and systems of our third-party vendors and partners, including those that are "cloud"-based, over which we have no control, may occur, and could lead to a material disruption of our computer network and/or the areas of our business that are dependent on the support, services and other products provided by our third-party vendors and partners. Our computer networks and our business may be adversely affected by such a breach of our third-party vendors and partners, which could result in a decrease in our e-commerce sales and/or a loss of information valuable to our business, including, without limitation, personally identifiable information of customers or employees. Such a cyber-incident could result in any of the following:

•
theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards or loyalty points, or customer or employee information, including personally identifiable information such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

•
operational or business delays resulting from the disruption of our e-commerce sites, computer networks or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

•	negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;
•loss of sales, including those generated through our e-commerce websites; and

•	governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and/or class action and other lawsuits.

Any of the above risks, individually or in aggregation, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits. Although we carry cybersecurity insurance, in the event of a cyber-incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation.
Operational, Supply Chain and Third Party Risks
Increased operating costs, including those resulting from potential increases in the minimum wage, could have an adverse effect on our results.
Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, distribution center costs and other expense items, including healthcare costs, may reduce our operating margin, by making it more difficult to identify new store locations that we believe will meet our investment return requirements and slow our ability to open stores. In addition, other employment and healthcare law changes may increase the cost of provided retirement and healthcare benefits expenses. Increases in our overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.

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
The loss of, or disruption in, one of our distribution centers and other factors affecting the distribution of merchandise, including freight cost, could materially adversely effect our business.
Each of our divisions uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores or to our wholesale customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, we add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers. Failure to execute on these initiatives may cause disruption in our business. We also make changes in our distribution processes from time to time in an effort to improve efficiency and maximize capacity. We cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon third parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third parties may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; pandemics; trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by third parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.
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
An increase in the cost or a disruption in the flow of our imported products could adversely affect our business.
Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. We may be unable to meet customer demands or pass on price increases to our customers. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Products from alternative sources may also be of lesser quality or more expensive than those we currently import. Risks associated with our reliance on imported products include:
•disruptions in the shipping and importation of imported products because of factors such as:
▪raw material shortages, work stoppages, strikes and political unrest;
▪problems with oceanic shipping, including shipping container shortages and delays in ports;

•	increased customs inspections of import shipments or other factors that could result in penalties causing delays in shipments;

•	economic crises, natural disasters, pandemics (including COVID-19), international disputes and wars; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:

•	imposition of additional cargo or safeguard measures;

•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restriction on imports from a foreign country from which we purchase goods;
▪changes in import duties, import quotas and other trade sanctions; and
▪increases in shipping rates.

A significant amount of the inventory we sell is imported from China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.

If we or our suppliers or licensees are unable to source raw materials or finished goods from the countries where we or they wish to purchase them, either because of a regulatory change or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our sales and earnings.
A small portion of the products we buy abroad is priced in foreign currencies and, therefore, we are affected by fluctuating currency exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We may not be able to effectively protect ourselves in the future against currency rate fluctuations. Even dollar-denominated foreign purchases may be affected by currency fluctuations to reflect appreciation in the local currency against the dollar in the price of the products that they provide. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our foreign currency exchange rate exposure and any hedging activities.
Data protection requirements are constantly evolving and these requirements could adversely affect our business and operating results.
We have access to collect or maintain information about our customers, and the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve and new laws increasingly are giving customers the right to control how their personal data is used. One such law is the European Union's General Data Protection Regulation ("GDPR"). Our failure to comply with the obligations of GDPR could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. Complying with GDPR and similar U.S. federal and state laws, including a potential federal privacy law, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.
We are dependent on third-party vendors and licensors for the merchandise we sell.
We do not manufacture the merchandise we sell, and our Licensed Brands business is dependent on third-party licenses. This means that our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, COVID-19, work stoppages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business to competitors. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws and regulations. Delayed compliance or failure to comply with such laws and regulations by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.
Our manufacturing and distributing operations are subject to the risks of doing business abroad, including in China, which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

While we have taken action to diversify our sourcing base outside of China, because a portion of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability in China, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or continuation of COVID-19 or the outbreak of another pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in the Communist Party of China. China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that China’s government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the Chinese government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium freight charges, our gross profit will be negatively affected if we are unable to pass on those charges to our customers.

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
Establishing and protecting our intellectual property is critical to our business.
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
Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, increase in fuel prices, and the economic consequences of pandemics, natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material adverse impact on our business, including the demand for and our ability to source products, and consequently on our results of operations and financial condition.
The increasing scope of our non-U.S. operations exposes our performance to risks including foreign, political, legal and economic conditions and exchange rate fluctuations.
Our performance depends in part on general economic conditions affecting all countries in which we do business. In March 2017, the United Kingdom announced its decision to exit the European Union ("Brexit"). The U.K. formally withdrew from the European Union ("E.U.") on January 31, 2020; however, uncertainty remains as to what kind of post-Brexit agreement between the U.K. and the E.U., if any, may be approved by the U.K. Parliament. Our business in the U.K. may be adversely affected by the uncertainty surrounding the future relationship between the U.K. and the E.U. Brexit and any uncertainty with respect thereto could adversely impact consumer demand and create significant currency fluctuations. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, intellectual property rights and supply chain logistics. We may incur additional costs as it addresses any such changes.

We are also dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions. As a result, we can give no assurance that Schuh's or our Canadian operations' future performance will not be adversely affected by economic conditions in their markets.
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

As the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when converted into U.S. dollars and our margins may be negatively impacted by the increase in product costs. Although we typically have sought to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage these various foreign currency impacts as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on our business and results of operations.

The imposition of tariffs on our products could adversely affect our business.

Statements by the current presidential administration have introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the United States and other countries. We source a significant portion of our merchandise from manufacturers located outside the United States, including from China. The United States has imposed tariffs on certain products imported into the U.S. from China.  These tariffs and any additional tariffs on imported products could result in an increase in prices for those products. In addition, the tariffs could also increase the costs of our U.S. suppliers, causing our U.S. suppliers to also increase the costs of their products. If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Alternatively, tariffs may cause us to shift production to other countries, resulting in significant costs and disruption to our business. The imposition of tariffs by the United States also has resulted in the adoption of tariffs by China and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy.  Tariffs and any additional developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our footwear and accessory products from foreign manufacturers located in Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, France, Germany, Hong Kong, India, Indonesia, Italy, Mauritius, Mexico, Nicaragua, Pakistan, Portugal, Peru, Romania, Taiwan and Vietnam, and our retail operations sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of additional unilateral tariffs on imported products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in Asia and elsewhere around the world. We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of products available to us or may require us to modify our current business practices, any of which could hurt our profitability.

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
We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 14 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the United Kingdom, and the Republic of Ireland, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. The Company and each of our subsidiaries that employ an average of 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees or be subject to a penalty. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of new accounting standards could require certain systems, internal process and other changes that could increase our operating costs, and also could result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board (“FASB”) is requiring us to make significant changes to our lease management and other accounting systems, and has resulted in a material impact to our consolidated financial statements.

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

Financial Risks
A portion of our indebtedness is subject to floating interest rates.
Borrowings under our credit facility bear interest at varying rates, some of which are based on LIBOR, and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease.

In addition, in 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.  Furthermore, while our credit facility contains provisions providing for alternative rate calculations in the event LIBOR is unavailable, these provisions may be more expensive.

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
We continue to expect the United States Treasury and the Internal Revenue Service to issue regulations and other guidance that could have a material impact on our effective tax rate in future periods.
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
Our shareholders may from time to time engage in proxy solicitations, advance shareholders proposals or otherwise attempt to affect changes or acquire control over the Company. If activist shareholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist shareholder matters, including legal, financial and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

ITEM 1B, UNRESOLVED STAFF COMMENTS
None.

ITEM 2, PROPERTIES
At February 1, 2020, we operated 1,480 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom and the Republic of Ireland typically have terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.
The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Nashville, TN	Leased	Various	Executive & footwear operations offices	306,455	(1)
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000

(1)	We occupy approximately 97% of our current corporate headquarters building and sublease the remainder of the building. The lease on the Nashville office expires in April 2022.

On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement for approximately 199,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each. We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

ITEM 3, LEGAL PROCEEDINGS
Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby we assumed responsibility for conducting a remedial investigation and feasibility study and implementing an interim remedial measure with regard to the site of a knitting mill operated by a former subsidiary of ours from 1965 to 1969. The United States Environmental Protection Agency (“EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires us to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to us estimated to be between $1.7 million and $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

The Village additionally asserted that we are liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against us and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it.

In June 2016 we reached an agreement with the Village providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against us asserted in the Village Lawsuit in exchange for a lump-sum payment of $10.0 million by us. On August 25, 2016, the Village Lawsuit was dismissed with prejudice. The cost of the settlement with the Village and the estimated costs associated with our compliance with the Consent Judgment were covered by our existing provision for the site. The settlement with the Village did not have, and we expect that the Consent Judgment will not have, a material effect on our financial condition or results of operations.

In April 2015, we received from EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by us and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, we entered into a settlement agreement with EPS resolving their claim for past response costs in exchange for a payment by us of $1.5 million which was paid in May 2017. Our environmental insurance carrier has reimbursed us for 75% of the settlement amount, subject to a $500,000 self-insured retention. We do not expect any additional cost related to the matter.

Whitehall Environmental Matters
We have performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at our former Volunteer Leather Company facility in Whitehall, Michigan.

In October 2010, we entered into a Consent Decree with the Michigan Department of Natural Resources and Environment providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan's implementation is substantially complete and we expect, based on our present understanding of the condition of the site, that our future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on our financial condition or results of operations.

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, we had accrued $1.5 million as of February 1, 2020, $1.8 million as of February 2, 2019 and $3.0 million as of February 3, 2018. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.4 million in Fiscal 2020, $0.7 million in Fiscal 2019 and $0.6 million in Fiscal 2018. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Legal Matters
On May 19, 2017, two former employees of our former Hat World subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted us a motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of our former Hat World subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. We reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million. The proposed settlement has been approved by the court and the distribution of relief to class members is in process. We do not expect that the proposed settlement will have a material adverse effect on our financial condition or results of operations.

Other Matters
In the fourth quarter of Fiscal 2020, the IRS notified us on Letter 226-J, that we may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $4.2 million for the year ended December 31, 2017. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been our policy to offer MEC to all full-time employees and their dependents. Based on our analysis, we responded to the IRS on January 15, 2020 asserting that we did offer MEC to at least 95% of our full-time employees for each month of 2017 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system. We are awaiting a response from the IRS and do not believe we have a liability. As a result, we did not make an accrual for this matter for the year ended February 1, 2020.

In addition to the matters specifically described in this Item 3, we are a party to other legal and regulatory proceedings and claims arising in the ordinary course of our business. While management does not believe that our liability with respect to any of these other matters is likely to have a material effect on our financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on our financial statements.

ITEM 4, MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A, INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

Mimi Eckel Vaughn, 53, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until Mel Tucker was appointed as her replacement in June 2019. In October 2019, Ms. Vaughn was appointed to become president and chief executive officer of the Company on February 2, 2020. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Melvin G. Tucker, 55, Senior Vice President - Finance and Chief Financial Officer. Mr. Tucker joined the Company in June 2019 as senior vice president of finance and chief financial officer. Mr. Tucker most recently served as chief financial officer of Century 21 Department Stores, a position he held since 2014. Prior to serving in that role, Mr. Tucker served as chief financial officer of Bass Pro Shops from 2013 to 2014, as senior vice president of finance of PetSmart from 2008 to 2013, and as vice president of financial planning and analysis of Circuit City from 2005 to 2008.

Danny Ewoldsen, 50, Senior Vice President. Mr. Ewoldsen is a 16-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in January 2019 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Mario Gallione, 59, Senior Vice President. Mr. Gallione is a 42-year veteran of Genesco. He began his career as a Jarman sales associate in 1977. He was promoted to manager and served in a variety of sales management positions until 1987 when he was promoted as a merchandiser trainee and rose through the ranks to divisional merchandise manager for Journeys in 1994 and vice president in 1998. In October 2006, he was named senior vice president, general merchandise manager of Journeys Group. In 2010, he was named chief merchandising officer of Journeys Group. In September 2017, Mr. Gallione was named president of Journeys and in July 2019, he was named senior vice president of Genesco.

Scott E. Becker, 52, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Parag D. Desai, 45, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Brently G. Baxter, 54, Vice President and Chief Accounting Officer. Mr. Baxter joined the Company in September 2019 as vice president and chief accounting officer. Mr. Baxter most recently served as group vice president, controller and principal accounting officer for Sally Beauty Holdings, Inc., a position he held since 2017. From 2014 and 2016, he served as senior vice president, controller and chief accounting officer for Stein Mart, Inc. From 2006 to 2014, he served as vice president, accounting, treasury and corporate controller for PetSmart, Inc. From 2003 to 2006, Mr. Baxter served as vice president and controller for Cracker Barrel Old Country Store, Inc.

Matthew N. Johnson, 55, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,450 common shareholders of record on March 13, 2020.
We have not paid cash dividends to our holders of our Common Stock since 1973. Our ability to pay cash dividends to our holders of common stock is subject to various restrictions. See Note 9 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" for information regarding restrictions on dividends and redemption of capital stock.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, SELECTED FINANCIAL DATA

Financial Summary - We completed the sale of Lids Sports Group on February 2, 2019. The operating results in the table below have been adjusted to reflect Lids Sports Group in discontinued operations for all periods prior to Fiscal 2020. See Item 8, Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information about discontinued operations.

In thousands except per common share data, Financial Statistics and Other Data (End of Year)	Fiscal Year End
	2020	2019	2018	2017	2016
Results of Operations Data
Net sales	$2,197,066	$2,188,553	$2,127,547	$2,020,831	$2,046,730
Depreciation and amortization	49,574	52,161	51,533	49,943	48,815
Operating income	83,318	81,817	74,372	107,793	142,872
Earnings from continuing operations before income taxes	82,435	78,259	68,989	112,758	134,705
Earnings from continuing operations(1)	61,757	51,224	36,708	72,882	85,135
(Loss) earnings from discontinued operations, net	(373)	(103,154)	(148,547)	24,549	9,434
Net earnings (loss)	$61,384	$(51,930)	$(111,839)	$97,431	$94,569
Per Common Share Data
Earnings from continuing operations
Basic	$3.97	$2.65	$1.91	$3.63	$3.72
Diluted	3.94	2.63	1.90	3.61	3.70
Discontinued operations
Basic	(0.02)	(5.33)	(7.73)	1.22	0.41
Diluted	(0.02)	(5.29)	(7.70)	1.22	0.41
Net earnings (loss)
Basic	3.95	(2.68)	(5.82)	4.85	4.13
Diluted	3.92	(2.66)	(5.80)	4.83	4.11
Balance Sheet and Cash Flow Data
Total assets	$1,680,478	$1,181,081	$1,315,353	$1,440,999	$1,540,057
Long-term debt(2)	14,393	65,743	88,385	82,905	111,765
Non-redeemable preferred stock	1,009	1,060	1,052	1,060	1,077
Common equity	618,334	736,491	828,122	919,993	954,079
Capital expenditures	29,767	41,780	98,609	74,925	76,982
Financial Statistics
Operating income as a percent of net sales	3.8%	3.7%	3.5%	5.3%	7.0%
Book value per share (common equity divided by common shares outstanding)	$42.07	$38.55	$41.61	$46.31	$43.70
Working capital(3) (in thousands)	$146,248	$454,817	$438,020	$407,587	$447,504
Current ratio(3)	1.4	2.6	2.7	2.3	2.4
Percent long-term debt to total capitalization	2.3%	8.2%	9.6%	8.2%	10.5%
Other Data (End of Year)
Number of retail outlets(4)	1,480	1,512	1,535	1,554	1,520
Number of employees	22,050	21,000	20,900	21,200	19,000

(1)Reflected in earnings from continuing operations was a charge of $0.6 million for loss on early retirement of debt for Fiscal 2019 and a gain of $12.3 million from the sale of SureGrip Footwear for Fiscal 2017.
Also reflected in earnings from continuing operations for Fiscal 2020, 2019, 2018, 2017 and 2016 were asset impairment and other charges (gains) of $13.4 million, $3.2 million, $7.8 million, $(8.0) million and $2.7 million, respectively. See Note 4 to the Consolidated Financial Statements for additional information.
(2)Long-term debt includes current obligations.
(3)Working capital as of February 1, 2020 was impacted by the adoption of ASC 842 which requires the current portion of operating lease liabilities to be on the face of the Consolidated Balance Sheets. At February 1, 2020, current portion of operating lease liabilities was $142.7 million.
(4)Includes 36 Little Burgundy stores added in Fiscal 2016 that were acquired on November 3, 2015.

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For discussion of results of operations and financial condition pertaining to Fiscal 2019 and Fiscal 2018, see our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Summary of Results of Operations
Our net sales increased 0.4% during Fiscal 2020 compared to Fiscal 2019. The increase reflected a 3% increase in Journeys Group sales, partially offset by a 2% decrease in Schuh Group sales, a 4% decrease in Johnston & Murphy Group sales and a 15% decrease in Licensed Brands sales. Excluding the impact of lower exchange rates, net sales increased 1% during Fiscal 2020. Gross margin increased as a percentage of net sales from 47.8% in Fiscal 2019 to 48.4% in Fiscal 2020, reflecting gross margin increases as a percentage of net sales in all of our business segments. Selling and administrative expenses were flat as a percentage of net sales at 44.0% in Fiscal 2020 and Fiscal 2019, reflecting decreased expenses as a percentage of net sales in Journeys Group and Schuh Group, offset by increased expenses as a percentage of net sales in Johnston & Murphy Group and Licensed Brands, while Corporate expenses were flat. Operating income increased as a percentage of net sales from 3.7% in Fiscal 2019 to 3.8% in Fiscal 2020, reflecting increased earnings in Journeys Group and Schuh Group, partially offset by decreased earnings in Johnston & Murphy Group, Licensed Brands and Corporate in Fiscal 2020.

Significant Developments
Outbreak of COVID-19
The outbreak of COVID-19 continues to grow in the U.S., U.K. and globally, and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we temporarily closed our North American stores on March 18, 2020. In addition, on March 23, 2020, our stores in the United Kingdom and Ireland were closed and on March 26, 2020, our UK e-commerce business was temporarily closed. Our e-commerce operations across all of our North American brands remain open and ready to serve our customers. We will continue to evaluate the timing of reopening our stores and UK e-commerce operations until such time as the stores can be opened safely and in compliance with applicable laws and regulations, as developments continue to occur in this rapidly changing environment. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and U.K. economies, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. While we anticipate our future results to be adversely impacted, the extent to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

The Acquisition of Togast
Effective January 1, 2020, we completed the acquisition of substantially all the assets and the assumption of certain liabilities of Togast. Togast specializes in the the design, sourcing and sale of licensed footwear. We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women and children in U.S. concurrently with the Togast acquisition. The acquisition expands our portfolio to include footwear licenses for Bass®, ADIO and FUBU, among others. Togast operates in our Licensed Brands segment.

The Sale of Lids Sports Group
We announced in February of 2018 that we were initiating a formal process to explore the sale of our Lids Sports Group business.  On December 14, 2018, we entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings, a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2019 for $93.8 million cash, which consisted of a sales price of $100.0 million and working capital adjustments of $6.2 million. Because the effective date of closing was a Saturday and we did not receive the cash proceeds until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019. We recorded a loss on the sale of Lids Sports Group of $98.3 million, net of tax, on the sale of these assets, representing the sales price less the value of the Lids Sports Group assets sold and other miscellaneous charges, including divestiture transaction costs, offset by a tax benefit on the loss. As a result of the sale, we met the requirements to report the results of Lids Sports Group as discontinued operations, and reflected the loss in loss from discontinued operations, net in our Consolidated Statements of Operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other. During the fourth quarter of Fiscal 2020, we completed the sale of the Lids Sports Group headquarters building for a total of $17.7 million which included a gain on the sale of $0.6 million reported in asset impairments and other, net on our Consolidated Statements of Operations for the year ended February 1, 2020. Unless otherwise noted, the discussion herein relates to continuing operations. See additional information regarding the sale of Lids Sports Group in Item 8, Note 16, "Discontinued Operations", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Asset Impairment and Other Charges
We recorded a pretax charge to earnings of $13.4 million in Fiscal 2020, including $11.5 million pension settlement expense and $3.1 million for retail store asset impairments, partially offset by a $(0.6) million gain on the sale of the Lids Sports Group headquarters building, a $(0.4) million gain for lease terminations and a $(0.2) million gain related to Hurricane Maria.
Postretirement Benefit Liability
In March 2019, our board of directors authorized the termination of the defined benefit pension plan. The termination was completed in January 2020 with a pension settlement charge of $11.5 million which is included in asset impairments and other, net on the Consolidated Statements of Operations for Fiscal 2020.

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

Results of Operations—Fiscal 2020 Compared to Fiscal 2019
Our net sales for Fiscal 2020 increased 0.4% to $2.20 billion from $2.19 billion in Fiscal 2019. The increase in net sales was a result of increased sales in Journeys Group, partially offset by decreased sales in Schuh Group, Johnston & Murphy Group and Licensed Brands. Comparable sales increased 3%, with stores up 1% and direct up 18%. Gross margin increased 1.5% to $1.063 billion in Fiscal 2020 from $1.047 billion in Fiscal 2019, and increased as a percentage of net sales from 47.8% in Fiscal 2019 to 48.4% in Fiscal 2020, primarily reflecting increased gross margin as a percentage of net sales in all of our business segments. Selling and administrative expenses in Fiscal 2020 increased 0.5% from Fiscal 2019, but were flat as a percentage of net sales at 44.0%, primarily reflecting decreased expenses in Journeys Group and Schuh Group, partially offset by increased expenses in Johnston & Murphy Group and Licensed Brands, while Corporate was flat. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.
Earnings from continuing operations before income taxes (“pretax earnings”) for Fiscal 2020 were $82.4 million, compared to $78.3 million for Fiscal 2019. Pretax earnings for Fiscal 2020 included an asset impairment and other charge of $13.4 million for pension settlement expense and retail store asset impairments, partially offset by a gain on the sale of the Lids Sports Group headquarters building, a gain on lease terminations and a gain related to Hurricane Maria. Pretax earnings for Fiscal 2019 included an asset impairment and other charge of $3.2 million for retail store asset impairments, other legal matters and hurricane losses, partially offset by a gain from Hurricane Maria. In addition, pretax earnings included a $0.6 million charge for loss on early retirement of debt.
Net earnings for Fiscal 2020 were $61.4 million ($3.92 diluted earnings per share) compared to a net loss of $(51.9) million ($2.66 diluted loss per share) for Fiscal 2019. Net earnings for Fiscal 2020 included a pretax charge of $0.4 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by us. The net loss for Fiscal 2019 included a net loss from discontinued operations of $103.2 million ($5.29 diluted loss per share). Included in Fiscal 2019 discontinued operations was a $126.3 million pretax loss on the sale of Lids Sports Group as well as a pretax charge of $0.7 million primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by us. The effective income tax rate was 25.1% for Fiscal 2020 compared to 34.5% for Fiscal 2019. The effective tax rate for Fiscal 2020 was lower compared to Fiscal 2019 due to the benefit of additional income taxed at lower jurisdictional statutory tax rates, partially offset by a reduction in U.S. federal tax credits. See Item 8, Note 10, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Journeys Group

	Fiscal Year Ended		% Change
	2020	2019
	(dollars in thousands)
Net sales	$1,460,253	$1,419,993	2.8%
Operating income	$114,945	$100,799	14.0%
Operating margin	7.9%	7.1%

Net sales from Journeys Group increased 2.8% to $1.46 billion for Fiscal 2020 compared to $1.42 billion for Fiscal 2019. The increase reflected a 4% increase in comparable sales partially offset by a 3% decrease in average Journeys stores operated (i.e. the sum of the number of stores open on the first day of the fiscal year and the last day of each fiscal month during the year divided by thirteen) for Fiscal 2020. The comparable sales increase reflected a 5% increase in footwear unit comparable sales, while the average price per pair of shoes was flat. The store count for Journeys Group was 1,171 stores at the end of Fiscal 2020, including 233 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,193 stores at the end of Fiscal 2019, including 239 Journeys Kidz stores, 46 Journeys stores in Canada and 41 Little Burgundy stores in Canada.
Journeys Group operating income for Fiscal 2020 increased 14.0% to $114.9 million, compared to $100.8 million for Fiscal 2019. The increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of sales, reflecting decreased markdowns and (iii) decreased expenses as a percentage of net sales reflecting decreased rent and bonus expenses, partially offset by increased professional fees and marketing expense.
Schuh Group

	Fiscal Year Ended		% Change
	2020	2019
	(dollars in thousands)
Net sales	$373,930	$382,591	(2.3)%
Operating income	$4,659	$3,765	23.7%
Operating margin	1.2%	1.0%

Net sales from the Schuh Group decreased 2.3% to $373.9 million for Fiscal 2020, compared to $382.6 million for Fiscal 2019. The sales decrease reflects primarily a decrease of $12.8 million in sales due to changes in foreign exchange rates and a 2% decrease in average stores operated, partially offset by a 2% increase in comparable sales. Schuh Group operated 129 stores at the end of Fiscal 2020 compared to 136 at the end of Fiscal 2019.

Schuh Group operating income increased 23.7% to $4.7 million in Fiscal 2020 compared to $3.8 million for Fiscal 2019. The increase in earnings this year reflects (i) increased gross margin as a percentage of net sales due primarily to better margins on sale priced products and (ii) decreased expenses as a percentage of net sales primarily due to decreased rent and depreciation expenses, partially offset by increased marketing and compensation expenses. In addition, Schuh Group's operating income was not materially impacted for Fiscal 2020 due to changes in foreign exchange rates.
Johnston & Murphy Group

	Fiscal Year Ended		% Change
	2020	2019
	(dollars in thousands)
Net sales	$300,850	$313,134	(3.9)%
Operating income	$17,702	$20,385	(13.2)%
Operating margin	5.9%	6.5%

Johnston & Murphy Group net sales decreased 3.9% to $300.9 million for Fiscal 2020 from $313.1 million for Fiscal 2019. The decrease reflected primarily a 2% decrease in comparable sales and a 1% decrease in average stores operated for Johnston & Murphy retail operations and a 10% decrease in Johnston & Murphy wholesale sales. Unit sales for the Johnston

& Murphy wholesale business decreased 9% in Fiscal 2020 and the average price per pair of shoes decreased 1% for the same period. Retail operations accounted for 75.8% of the Johnston & Murphy Group's sales in Fiscal 2020, up from 74.2% in Fiscal 2019. The comparable sales decrease reflected a 3% decrease in the average price per pair of shoes, while footwear unit comparable sales were flat. The store count for Johnston & Murphy retail operations at the end of Fiscal 2020 included 180 Johnston & Murphy shops and factory stores, including eight stores in Canada, compared to 183 Johnston & Murphy shops and factory stores, including eight stores in Canada, at the end of Fiscal 2019.
Johnston & Murphy operating income for Fiscal 2020 decreased 13.2% to $17.7 million from $20.4 million for Fiscal 2019, primarily due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales primarily due to increased marketing expense, selling salaries and rent expense, partially offset by decreased bonus expense.
Licensed Brands

	Fiscal Year Ended		% Change
	2020	2019
	(dollars in thousands)
Net sales	$61,859	$72,564	(14.8)%
Operating loss	$(698)	$(488)	(43.0)%
Operating margin	(1.1)%	(0.7)%

Licensed Brands’ net sales decreased 14.8% to $61.9 million for Fiscal 2020 from $72.6 million for Fiscal 2019. The sales decrease primarily reflects decreased sales of Dockers Footwear. Unit sales for Dockers Footwear decreased 13% for Fiscal 2020 and the average price per pair of shoes decreased 4% for the same period.
Licensed Brands’ operating loss increased from $(0.5) million for Fiscal 2019 to $(0.7) million for Fiscal 2020, primarily due to (i) decreased net sales and (ii) increased expenses as a percentage of net sales primarily due to increased compensation expense, shipping and warehouse, freight and marketing expense, partially offset by decreased bonus and royalty expenses.
Corporate, Interest Expenses and Other Charges
Corporate and other expense for Fiscal 2020 was $53.3 million compared to $42.6 million for Fiscal 2019. Corporate expense in Fiscal 2020 included a $13.4 million charge in asset impairment and other charges, primarily for pension settlement expense and retail store asset impairments, partially offset by a gain on the sale of the Lids Sports Group headquarters building, a gain on lease terminations and a gain related to Hurricane Maria. Fiscal 2019 included a $3.2 million charge in asset impairment and other charges, primarily for retail store asset impairments, other legal matters and hurricane losses, partially offset by a gain from Hurricane Maria. Excluding the charges listed above, corporate and other expense increased slightly primarily due to increased professional fees partially offset by decreased expenses associated with the former Lids Sports Group headquarters building.
Net interest expense decreased 61.7% from $3.3 million in Fiscal 2019 to $1.3 million in Fiscal 2020 primarily due to increased interest income. Interest income increased $1.3 million due to the increase in average short-term investments.

Liquidity and Capital Resources
The following table sets forth certain financial data at the dates indicated and includes all operations of the Company.

	Feb. 1, 2020	Feb. 2, 2019	Feb. 3, 2018
	(dollars in millions)
Cash and cash equivalents	$81.4	$167.4	$39.9
Working capital(1)	$146.2	$454.8	$438.0
Long-term debt (includes current maturities)	$14.4	$65.7	$88.4
(1) Working capital as of February 1, 2020 was impacted by the adoption of ASC 842 which requires the current portion of operating lease liabilities to be on the face of the Consolidated Balance Sheets. At February 1, 2020, current portion of operating lease liabilities was $142.7 million.

Working Capital
Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes: (Includes discontinued operations in Fiscal 2019)	Fiscal Year Ended
			Increase
(dollars in millions)	February 1, 2020	February 2, 2019	(Decrease)
Net cash provided by operating activities	$117.2	$237.1	$(119.9)
Net cash provided by (used in) investing activities	53.3	(56.5)	109.8
Net cash used in financing activities	(256.5)	(52.8)	(203.7)
Effect of foreign exchange rate fluctuations on cash	0.1	(0.4)	0.5
Increase (decrease) in cash and cash equivalents	$(85.9)	$127.4	$(213.3)
Reasons for the major variances in cash provided by (used in) the table above are as follows:
Cash provided by operating activities was $119.9 million lower for Fiscal 2020 compared to Fiscal 2019, primarily reflecting the following factors:

•	A $126.2 million decrease in cash flow from the loss on sale of business in the prior year;

•
A $53.4 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns and vendor mix and the impact of an increase in accounts payable in discontinued operations in the prior year;

•	A $41.5 million decrease in cash flow from changes in other accrued liabilities reflecting increased bonus payments and increased tax payments related to discontinued operations; and

•	A $27.4 million decrease in cash flow from changes in depreciation and amortization primarily related to discontinued operations; partially offset by

•	A $113.3 million increase in net earnings; and

•	A $25.3 million increase in cash flow from changes in prepaids and other current assets reflecting decreases in prepaid income taxes when compared to the prior year.
Cash provided by investing activities was $109.8 million higher for Fiscal 2020 primarily reflecting proceeds from the sale of Lids Sports Group and the sale of the Lids headquarters building and decreased capital expenditures, partially offset by the acquisition of Togast.
Cash used in financing activities was $203.7 million higher in Fiscal 2020 reflecting primarily increased share repurchases compared to Fiscal 2019.
Sources of Liquidity
We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 7, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that cash and cash equivalents on hand, cash flow from operations and availability under our credit facilities will be sufficient to cover our working capital, capital expenditures and stock repurchases, if any, for the foreseeable future.

On March 19, 2020, we borrowed $150.0 million under our Credit Facility and we have subsequently borrowed another $34.3 million. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time. This borrowing was in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the temporary closure of our North American stores on March 18, 2020. We intend to hold the proceeds from the Credit Facility borrowings on our Consolidated Balance Sheets and, in accordance with the terms of the Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes as permitted by the Credit Agreement. In addition, on March 23, 2020, we closed our stores in the United Kingdom and Ireland and on March 26, 2020, we closed our UK e-commerce operations. As of March 24, 2020, we have borrowed

£19.0 million on our U.K. A&R Agreement. See Item 8, Note 18, "Subsequent Events", to our Consolidated Financial Statements included in this Annual Report on 10-K for additional information pertaining to the U.K. A&R Agreement.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following tables set forth aggregate contractual obligations and commitments as of February 1, 2020.

(in thousands)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$14,393	$—	$14,393	$—	$—
Operating Lease Obligations	926,396	180,314	322,624	231,212	192,246
Purchase Obligations(1)	521,048	521,048	—	—	—
Other Long-Term Liabilities	881	172	343	342	24
Total Contractual Obligations(2)	$1,462,718	$701,534	$337,360	$231,554	$192,270

(in thousands)	Amount of Commitment Expiration Per Period

Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of Credit	$9,324	$9,324	$—	$—	$—
Total Commercial Commitments	$9,324	$9,324	$—	$—	$—

(1) Represents open purchase orders for inventory.
(2) Excludes unrecognized tax benefits of $0.2 million due to their uncertain nature in timing of payments, if any.

The total accrued benefit liability for other postretirement benefit plans as of February 1, 2020, was $7.0 million. This amount is impacted by, among other items, plan amendments and changes in plan demographics and assumptions. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table. See Note 11 to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" for additional information related to other postretirement benefit plans.

Capital Expenditures
Capital expenditures were $29.8 million, $57.2 million and $127.9 million for Fiscal 2020, 2019 and 2018, respectively. The $27.4 million decrease in Fiscal 2020 capital expenditures as compared to Fiscal 2019 is primarily due to decreased new store openings in Fiscal 2020 as well as decreased capital expenditures as a result of discontinued operations. The $70.7 million decrease in Fiscal 2019 capital expenditures as compared to Fiscal 2018 is primarily due to decreases of capital expenditures in Journeys Group and Schuh Group as well as discontinued operations.
As a result of the outbreak of the COVID-19 pandemic, we expect total capital expenditures for Fiscal 2021 to be reduced.
Future Capital Needs
As we manage through the impacts of the COVID-19 pandemic in Fiscal 2021, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the U.K. A&R Agreement will be sufficient to support our near-term liquidity. Extended temporary store and e-commerce closures may require access to additional credit.
We had total available cash and cash equivalents of $81.4 million and $167.4 million as of February 1, 2020 and February 2, 2019, respectively, of which approximately $8.9 million and $20.8 million was held by our foreign subsidiaries as of February 1, 2020 and February 2, 2019, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation. Cash and cash equivalents included $59.6 million and $127.2 million of cash equivalents at February 1, 2020 and February 2, 2019, respectively. Cash equivalents are primarily institutional money market funds. Our $59.6 million of cash equivalents was invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.
Common Stock Repurchases
We repurchased 4,570,015 shares at a cost of $189.4 million during Fiscal 2020 as part of three authorizations totaling $325.0 million approved by the Board of Directors. We have $89.7 million remaining as of February 1, 2020 under our current $100.0 million share repurchase authorization. We repurchased 968,375 shares at a cost of $45.9 million during Fiscal 2019. We repurchased 275,300 shares at a cost of $16.2 million during Fiscal 2018.
Environmental and Other Contingencies
We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 14, "Legal Proceedings and Other Matters", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Financial Market Risk
The following discusses our exposure to financial market risk.
Outstanding Debt – We have $14.4 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 2.13% as of February 1, 2020. A 100 basis point increase in interest rates would increase annual interest expense by $0.1 million on the $14.4 million revolver borrowings. On March 19, 2020, we borrowed $150.0 million under our Credit Facility as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 outbreak. Subsequently, we have borrowed an additional $34.3 million under our Credit Facility. In addition, as of March 24, 2020, we have borrowed £19.0 million on our U.K. A&R Agreement.
Cash and Cash Equivalents – Our cash and cash equivalent balances are invested primarily in institutional money market funds. We did not have significant exposure to changing interest rates on invested cash at February 1, 2020. As a result, we consider the interest rate market risk implicit in these investments at February 1, 2020 to be low.
Summary – Based on our overall market interest rate exposure at February 1, 2020, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2020 would not be material.
Accounts Receivable – Our accounts receivable balance at February 1, 2020 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 26%, three customers each accounted for 9% and one customer accounted for 6% of our total trade receivables balance, while no other customer accounted for more than 5% of our total trade receivables balance as of February 1, 2020. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.
Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating income for Fiscal 2020 were negatively impacted by $12.8 million and positively impacted by $0.3 million, respectively, due to the change in foreign exchange rates.
New Accounting Principles
Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2020 are included in Note 2 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
Inflation
We do not believe inflation has had a material impact on sales or operating results during periods covered in this discussion.

Critical Accounting Estimates
As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse affect on our financial position and results of operations.

Inventory Valuation
In our footwear wholesale operations and our Schuh Group segment, cost for inventory that we own is determined using the first-in, first-out ("FIFO") method. Net realizable value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. We provide a valuation allowance when the inventory has not been marked down to net realizable value based on current selling prices or when the inventory is not turning and is not expected to turn at satisfactory levels.
In our retail operations, other than the Schuh Group segment, we employ the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.
Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, we employ the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyze markdown requirements at the stock number level based on factors such as inventory turn, average selling price and inventory age. In addition, we accrue markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, we maintain reserves for shrinkage and damaged goods based on historical rates.
Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.7 million at February 1, 2020.
Impairment of Long-Lived Assets
We periodically assess the realizability of our long-lived assets, other than goodwill, and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.

We annually assess our goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. Our annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.
In accordance with ASC 350, we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, we conclude that the asset is not impaired, no further action is required. However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the reporting unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. We estimate fair value using the best information available, and compute the fair value derived by a combination of the market and income approach. The market approach is based on observed market data of comparable companies to determine fair value. The income approach utilizes a projection of a reporting unit’s estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. The projection uses our best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. For additional information regarding impairment of long-lived assets, see Item 8, Note 3, "Goodwill and Other Intangible

Assets" and Note 4,"Asset Impairments and Other Charges" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Revenue Recognition
In accordance with ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for corresponding goods. The majority of our sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. We elected the practical expedient within ASC 606 related to taxes that are assessed by a governmental authority, which allows for the exclusion of sales and value added tax from transaction price.

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in our Consolidated Statements of Operations within net sales in proportion to the pattern of rights exercised by the customer in future periods. We perform an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

Income Taxes
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 1, 2020, we had a deferred tax valuation allowance of $23.3 million.
Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results. See Item 8, Note 10, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to income taxes.

Leases
We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASU No. 2016-02, “Leases (Topic 842).” We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities. Approximately 2% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments. For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency. See Item 8, Note 8, "Leases", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to leases.

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We incorporate by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting
We have audited Genesco Inc. and Subsidiaries' internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated April 1, 2020 expressed an unqualified opinion thereon.
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
April 1, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Notes 1, 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 due to the adoption of Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)”. See below for discussion of our related critical audit matter.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Schuh Goodwill
Description of the Matter
At February 1, 2020, the Company had $84.1 million in goodwill associated with the Schuh reporting unit. As discussed in Notes 1 and 3 to the consolidated financial statements, goodwill at the reporting unit level is qualitatively or quantitatively tested for impairment at least annually, at the beginning of the Company’s fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The quantitative evaluation of goodwill impairment involves the comparison of the fair value of the reporting unit to the carrying value of the reporting unit.

Auditing management’s annual goodwill impairment analysis was complex and judgmental due to the significant estimation required by management in determining the fair value of the Schuh reporting unit. In particular, the fair value estimates under the income approach are sensitive to significant assumptions required to develop prospective financial information related to growth rates in sales, costs, estimates of future expected changes in operating margins, capital expenditures and working capital requirements. Other significant assumptions relate to estimating the weighted average cost of capital utilized for discounting cash flow estimates and terminal period growth rates. These significant assumptions are affected by expectations about future market or economic conditions. Management also uses a market approach that considers valuations of comparable companies as an input in the determination of the value of the reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Schuh goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s identification of the Schuh reporting unit and management’s review of the significant assumptions utilized within the fair value model, including the development of the prospective financial information and determination of the weighted average cost of capital and terminal period growth rates.

To test the estimated fair value of the Schuh reporting unit, we performed audit procedures that included, among others, involvement of our valuation specialists to assess fair value methodologies, including the significant assumptions discussed above. Specifically, we compared significant assumptions used by management to current industry economic trends. As part of this assessment, we also compared the development of the weighted average cost of capital to rates for hypothetical market participants based on the capital structure of the Company and its related peer group. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions. We also evaluated the reasonableness of the market comparable companies that management used in its market approach.

Adoption ASU 2016-02, “Leases (Topic 842)”
Description of the Matter
As discussed above and in Notes 1, 2 and 8 to the consolidated financial statements, the Company adopted ASU 2016-02, “Leases (Topic 842)”, on February 3, 2019, which resulted in the recognition of operating lease right-of-use assets and lease liabilities of $795.6 million and $855.3 million, respectively. Since most of the Company’s leases do not provide a determinable implicit rate, the Company developed certain significant assumptions to estimate the incremental borrowing rate (IBR), which was used to calculate the operating lease right-of-use assets and lease liabilities upon adoption. The operating lease right-of-use asset is inclusive of the impairments recorded upon adoption for store operating lease right-of-use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax.

Auditing the Company’s adoption of Topic 842 was complex and involved subjective auditor judgment as certain aspects required management to exercise judgment in applying the new standard to its portfolio of lease contracts. In particular, the estimate of the IBR at adoption is sensitive to significant assumptions such as determination of synthetic credit rating, selection of associated benchmark yield curve, and judgmental adjustments to reflect a collateralization and foreign currency adjustments. Further, the fair value of those right-of-use assets that were part of an asset group with an indicator of impairment involved judgment in order to determine the impairment to record upon adoption.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the adoption of Topic 842. For example, we tested controls over management’s review of the IBR and determination of the fair value of right-of-use assets, including the significant assumptions noted above.

To test the Company’s adoption of Topic 842, we performed audit procedures that included, among others, involving our valuation specialists to assess management’s significant assumptions and methodology for determining the IBR, including the development of a synthetic credit rating, assessing the selection of a benchmark yield curve, and evaluating methodologies used to reflect a secured borrowing. We also assessed management’s development of IBR ranges based on varying lease terms, including comparing the Company’s IBRs to ranges developed independently by our valuation specialists, as well as performing tests of the IBR application to remaining lease payments, with respect to the initial term of the lease. Further, we involved valuation specialists to assess management’s significant assumptions and methodology for determining the fair value of certain right-of-use assets with indicators of impairment, including, among others, the determination of current market rents based on recent observable data.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.
Nashville, Tennessee
April 1, 2020

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 1, 2020	February 2, 2019
Current Assets:
Cash and cash equivalents	$81,418	$167,355
Accounts receivable, net of allowances of $2,940 at February 1, 2020
and $2,894 at February 2, 2019	29,195	132,390
Inventories	365,269	366,667
Prepaids and other current assets	32,301	64,634
Total current assets	508,183	731,046

Property and equipment:
Land	7,360	7,953
Buildings and building equipment	63,493	82,621
Computer hardware, software and equipment	140,503	138,147
Furniture and fixtures	128,542	129,625
Construction in progress	9,593	5,920
Improvements to leased property	342,592	341,134
Property and equipment, at cost	692,083	705,400
Accumulated depreciation	(453,763)	(428,025)
Property and equipment, net	238,320	277,375
Deferred income taxes	19,475	21,335
Operating lease right of use asset	735,044	—
Goodwill	122,184	93,081
Trademarks, net of accumulated amortization of zero at both
February 1, 2020 and February 2, 2019	31,023	30,904
Other intangibles, net of accumulated amortization of $1,988 at
February 1, 2020 and $4,680 at February 2, 2019	5,341	943
Other noncurrent assets	20,908	26,397
Total Assets	$1,680,478	$1,181,081

Genesco Inc.
and Subsidiaries
Consolidated Balance Sheets
In Thousands, except share amounts

	As of Fiscal Year End
Liabilities and Equity	February 1, 2020	February 2, 2019
Current Liabilities:
Accounts payable	$135,784	$158,603
Accrued employee compensation	31,579	43,246
Accrued other taxes	11,583	17,389
Accrued income taxes	190	2,133
Current portion – long-term debt	—	8,992
Current portion - operating lease liability	142,695	—
Other accrued liabilities	39,609	45,313
Provision for discontinued operations	495	553
Total current liabilities	361,935	276,229
Long-term debt	14,393	56,751
Long-term operating lease liability	647,949	—
Other long-term liabilities	35,177	108,704
Provision for discontinued operations	1,681	1,846
Total liabilities	1,061,135	443,530
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,009	1,060
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued/Outstanding:
February 1, 2020 – 15,185,670/14,697,206
February 2, 2019 – 19,591,048/19,102,584	15,186	19,591
Additional paid-in capital	274,101	264,138
Retained earnings	378,572	508,555
Accumulated other comprehensive loss	(31,668)	(37,936)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	619,343	737,551
Total Liabilities and Equity	$1,680,478	$1,181,081

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Operations
In Thousands, except per share amounts

	Fiscal Year
	2020	2019	2018
Net sales	$2,197,066	$2,188,553	$2,127,547
Cost of sales	1,133,951	1,141,497	1,116,164
Gross margin	1,063,115	1,047,056	1,011,383
Selling and administrative expenses	966,423	962,076	929,238
Asset impairments and other, net	13,374	3,163	7,773
Operating income	83,318	81,817	74,372
Loss on early retirement of debt	—	597	—
Other components of net periodic benefit cost	(395)	(380)	(29)
Interest expense, net:
Interest expense	3,339	4,115	5,420
Interest income	(2,061)	(774)	(8)
Total interest expense, net	1,278	3,341	5,412
Earnings from continuing operations before income taxes	82,435	78,259	68,989
Income tax expense	20,678	27,035	32,281
Earnings from continuing operations	61,757	51,224	36,708
Loss from discontinued operations, net of tax of $0.1 million,
$27.5 million and $22.7 million for Fiscal 2020, 2019 and 2018,
respectively	(373)	(103,154)	(148,547)
Net Earnings (Loss)	$61,384	$(51,930)	$(111,839)

Basic weighted average common shares	15,544	19,351	19,218
Basic earnings (loss) per common share:
Continuing operations	$3.97	$2.65	$1.91
Discontinued operations	(0.02)	(5.33)	(7.73)
Net earnings (loss)	$3.95	$(2.68)	$(5.82)
Diluted weighted average common shares	15,671	19,495	19,282
Diluted earnings (loss) per common share:
Continuing operations	$3.94	$2.63	$1.90
Discontinued operations	(0.02)	(5.29)	(7.70)
Net earnings (loss)	$3.92	$(2.66)	$(5.80)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
In Thousands, except as noted

	Fiscal Year
	2020	2019	2018
Net earnings (loss)	$61,384	$(51,930)	$(111,839)
Other comprehensive income (loss):
Pension liability adjustment net of tax of $2.1 million, $0.0 million and
$1.9 million for 2020, 2019 and 2018, respectively	6,035	123	5,189
Postretirement liability adjustment net of tax of $1.0 million, $1.6 million
and $0.1 million for 2020, 2019 and 2018, respectively	(2,697)	4,077	(376)
Stranded tax effect from tax reform	—	—	(2,234)
Foreign currency translation adjustments	2,930	(12,944)	19,521
Total other comprehensive income (loss)	6,268	(8,744)	22,100
Comprehensive Income (Loss)	$67,652	$(60,674)	$(89,739)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Fiscal Year
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$61,384	$(51,930)	$(111,839)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	49,574	76,939	78,326
Amortization of deferred note expense and debt discount	404	593	747
Deferred income taxes	660	272	(15,584)
Provision for accounts receivable	133	116	853
Impairment of intangible assets	269	5,736	182,211
Impairment of long-lived assets	2,827	5,823	2,670
Restricted stock expense	10,077	13,437	13,505
Provision for discontinued operations	425	743	552
Loss on sale of business	86	126,321	—
Loss on pension plan termination	11,510	—	—
Other	31	1,751	1,857
Effect on cash from changes in working capital and other
assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	656	6,312	835
Inventories	1,930	2,684	31,606
Prepaids and other current assets	16,228	(9,116)	(4,025)
Accounts payable	(10,333)	43,028	(7,337)
Other accrued liabilities	(20,787)	20,713	(22,339)
Other assets and liabilities	(7,904)	(6,279)	12,553
Net cash provided by operating activities	117,170	237,143	164,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,767)	(57,230)	(127,853)
Other investing activities	171	1,505	—
Acquisitions, net of cash acquired	(33,524)	—	—
Proceeds from (payments for) sale of businesses	98,677	(1,088)	—
Proceeds from asset sales	17,751	310	252
Net cash provided by (used in) investing activities	53,308	(56,503)	(127,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(9,133)	(1,650)	(9,289)
Borrowings under revolving credit facility	93,328	284,473	515,560
Payments on revolving credit facility	(135,403)	(299,606)	(508,875)
Shares repurchased related to share repurchase plan	(190,384)	(44,935)	(16,163)
Restricted shares withheld for taxes	(2,355)	(2,853)	(1,716)
Change in overdraft balances	(12,557)	15,494	(22,498)
Additions to deferred note cost	(7)	(359)	(1,429)
Other	—	(3,322)	(3,000)
Net cash used in financing activities	(256,511)	(52,758)	(47,410)
Effect of foreign exchange rate fluctuations on cash	96	(464)	2,056
Net Increase (Decrease) in Cash and Cash Equivalents	(85,937)	127,418	(8,364)
Cash and cash equivalents at beginning of year(1)	167,355	39,937	48,301
Cash and cash equivalents at end of year(1)	$81,418	$167,355	$39,937
Supplemental information:
Interest paid	$3,005	$3,338	$5,350
Income taxes paid	4,899	12,451	37,471
Cash paid for amounts included in measurement of operating lease liabilities	188,247	—	—
Operating leased assets obtained in exhange for new operating lease liabilities	80,078	—	—

(1) The cash flows related to discontinued operations in Fiscal 2019 and 2018 have not been segregated, and are included in the Consolidated Statements of Cash Flows.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Consolidated Statements of Equity
In Thousands

In Thousands	Non-Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non-Redeemable	Total Equity
Balance January 28, 2017	$1,060	$20,354	$237,677	$731,111	$(51,292)	$(17,857)	$1,468	$922,521
Net loss	—	—	—	(111,839)	—	—	—	(111,839)
Other comprehensive income	—	—	—	—	22,100	—	—	22,100
Employee and non-employee restricted stock	—	—	13,505	—	—	—	—	13,505
Restricted stock issuance	—	357	(357)	—	—	—	—	—
Restricted shares withheld for taxes	—	(51)	51	(1,716)	—	—	—	(1,716)
Shares repurchased	—	(275)	—	(15,888)	—	—	—	(16,163)
Stranded tax effect from tax reform	—	—	—	2,234	—	—	—	2,234
Other	(8)	7	1	—	—	—	—	—
Noncontrolling interest – gain	—	—	—	—	—	—	62	62
Balance February 3, 2018	1,052	20,392	250,877	603,902	(29,192)	(17,857)	1,530	830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss	—	—	—	(51,930)	—	—	—	(51,930)
Other comprehensive loss	—	—	—	—	(8,744)	—	—	(8,744)
Employee and non-employee restricted stock	—	—	13,437	—	—	—	—	13,437
Restricted stock issuance	—	390	(390)	—	—	—	—	—
Restricted shares withheld for taxes	—	(70)	70	(2,853)	—	—	—	(2,853)
Shares repurchased	—	(968)	—	(44,977)	—	—	—	(45,945)
Other	8	(153)	144	—	—	—	—	(1)
Noncontrolling interest – loss	—	—	—	—	—	—	(1,530)	(1,530)
Balance February 2, 2019	1,060	19,591	264,138	508,555	(37,936)	(17,857)	—	737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	—	(4,208)
Net earnings		—	—	61,384	—	—	—	61,384
Other comprehensive income	—	—	—	—	6,268	—	—	6,268
Employee and non-employee restricted stock	—	—	10,077	—	—	—	—	10,077
Restricted stock issuance	—	285	(285)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,355)	—	—	—	(2,355)
Shares repurchased	—	(4,570)	—	(184,804)	—	—	—	(189,374)
Other	(51)	(64)	115	—	—	—	—	—
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$—	$619,343

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies
Nature of Operations
Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, trask.com and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the Trask brand, the licensed Dockers brand, the licensed Levi's brand, the licensed Bass brand and other brands that we license for footwear. At February 1, 2020, we operated 1,480 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

Effective January 1, 2020, we completed the acquisition of Togast, which specializes in the the design, sourcing and sale of licensed footwear. We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women, and children in the U.S. The acquisition expands our portfolio to include footwear licenses for Bass®, ADIO and FUBU, among others. Togast operates in our Licensed Brands segment. On February 2, 2019, we completed the sale of our Lids Sports Group business. As a result, we reported the operating results of this business in loss from discontinued operations, net in our Consolidated Statements of Operations for Fiscal 2019 and 2018. The cash flows related to discontinued operations have not been segregated, and are included in our Consolidated Statements of Cash Flows for Fiscal 2019 and 2018. Unless otherwise noted, discussion within these notes to our consolidated financial statements relates to continuing operations. See Note 16 for additional information related to discontinued operations.
During Fiscal 2020, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and Bass® brands, as well as other brands we license for footwear.

Principles of Consolidation
All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2020 was a 52-week year with 364 days, Fiscal 2019 was a 52-week year with 364 days and Fiscal 2018 was a 53-week year with 371 days. Fiscal 2020 ended on February 1, 2020, Fiscal 2019 ended on February 2, 2019 and Fiscal 2018 ended on February 3, 2018.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Our foreign subsidiaries held cash of approximately $8.9 million and $20.8 million as of February 1, 2020 and February 2, 2019, respectively, which is included in cash and cash equivalents on the Consolidated Balance Sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued
There were $59.6 million and $127.2 million of cash equivalents at February 1, 2020 and February 2, 2019, respectively. Cash equivalents are primarily institutional money market funds. Our $59.6 million of cash equivalents was invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities. The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in our Consolidated Balance Sheets.

At February 1, 2020 and February 2, 2019, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $17.1 million and $29.6 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable
Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 26%, three customers each accounted for 9% and one customer accounted for 6% of our total trade receivables balance, while no other customer accounted for more than 5% of our total trade receivables balance as of February 1, 2020.

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, as well as customer specific factors. We also establish allowances for sales returns, customer deductions and co-op advertising based on specific circumstances, historical trends and projected probable outcomes.

Inventory Valuation
In our footwear wholesale operations and our Schuh Group segment, cost for inventory that we own is determined using the first-in, first-out ("FIFO") method. Net realizable value is determined using a system of analysis which evaluates inventory at the stock number level based on factors such as inventory turn, average selling price, inventory level, and selling prices reflected in future orders for footwear wholesale. We provide a valuation allowance when the inventory has not been marked down to net realizable value based on current selling prices or when the inventory is not turning and is not expected to turn at satisfactory levels.

In our retail operations, other than the Schuh Group segment, we employ the retail inventory method, applying average cost-to-retail ratios to the retail value of inventories. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories.

Inherent in the retail inventory method are subjective judgments and estimates, including merchandise mark-on, markups, markdowns and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, we employ the retail inventory method in multiple subclasses of inventory with similar gross margins, and analyze markdown requirements at the stock number level based on factors such as inventory turn, average selling price and inventory age. In addition, we accrue markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, we maintain reserves for shrinkage and damaged goods based on historical rates.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value.

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

Depreciation expense related to property and equipment was approximately $49.4 million, $52.1 million and $51.5 million for Fiscal 2020, 2019 and 2018, respectively.

Leases
We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASC 842. We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities. Approximately 2% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments. For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. We test right-of-use assets for impairment in the same manner as long-lived assets.
Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations.

Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Our asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded in accrued expenses and other accrued liabilities and deferred rent and other long-term liabilities in our Consolidated Balance Sheets and are subsequently adjusted for changes in estimated asset retirement obligations. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $11.1 million and $10.9 million as of February 1, 2020 and February 2, 2019, respectively.

Impairment of Long-Lived Assets
We periodically assess the realizability of our long-lived assets, other than goodwill, and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

We annually assess our goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. Our annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

In accordance with ASC 350, we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, we conclude that the asset is not impaired, no further action is required. However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the reporting unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. We estimate fair value using the best information available, and compute the fair value derived by a combination of the market and income approach. The market approach is based on observed market data of comparable companies to determine fair value. The income approach utilizes a projection of a reporting unit’s estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. The projection uses our best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
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

Revenue Recognition
Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for corresponding goods. The majority of our sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. We exclude sales and value added tax collected on behalf of third parties from transaction price.

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Operations within net sales in proportion to the pattern of rights exercised by the customer in future periods. We perform an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

Our Consolidated Balance Sheets include an accrued liability for gift cards of $5.0 million and $5.1 million at February 1, 2020 and February 2, 2019, respectively. Gift card breakage recognized as revenue was $1.0 million, $0.8 million and $0.4 million for Fiscal 2020, 2019 and 2018, respectively. During Fiscal 2020, we recognized $3.7 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 2, 2019.

Cost of Sales
For our retail operations, the cost of sales includes actual product cost, the cost of transportation to our warehouses from suppliers, the cost of transportation from our warehouses to the stores and the cost of transportation from our warehouses to the customer. Additionally, the cost of our distribution facilities allocated to our retail operations is included in cost of sales.

For our wholesale operations, the cost of sales includes the actual product cost and the cost of transportation to the Company’s warehouses from suppliers.

Selling and Administrative Expenses
Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $5.6 million, $5.6 million and $5.8 million for Fiscal 2020, 2019 and 2018, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $334.4 million, $334.3 million and $333.8 million for Fiscal 2020, 2019 and 2018, respectively.

Shipping and Handling Costs
Shipping and handling costs related to inventory purchased from suppliers are included in the cost of inventory and are charged to cost of sales in the period that the inventory is sold. All other shipping and handling costs are charged to cost of sales in the period incurred except for wholesale costs of distribution and shipping costs for product shipped from stores, which are included in selling and administrative expenses in our Consolidated Statements of Operations.

Advertising Costs
Advertising costs are predominantly expensed as incurred. Advertising costs were $72.3 million, $68.3 million and $68.6 million for Fiscal 2020, 2019 and 2018, respectively.

Consideration to Resellers
In our wholesale businesses, we do not have any written buy-down programs with retailers, but we have provided certain retailers with markdown allowances for obsolete and slow moving products that are in the retailer’s inventory. We estimate these allowances and provide for them as reductions to revenues at the time revenues are recorded. Markdowns are negotiated

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies, Continued

with retailers and changes are made to the estimates as agreements are reached. Actual amounts for markdowns have not differed materially from estimates.

Cooperative Advertising
Cooperative advertising funds are made available to most of our wholesale footwear customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. Our cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for our products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, our cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer.

Vendor Allowances
From time to time, we negotiate allowances from our vendors for markdowns taken or expected to be taken. These markdowns are typically negotiated on specific merchandise and for specific amounts. These specific allowances are recognized as a reduction in cost of sales in the period in which the markdowns are taken. Markdown allowances not attached to specific inventory on hand or already sold are applied to concurrent or future purchases from each respective vendor.

We receive support from some of our vendors in the form of reimbursements for cooperative advertising and catalog costs for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by us to sell the vendor’s specific products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of cost of sales.

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $8.0 million, $7.8 million and $8.7 million for Fiscal 2020, 2019 and 2018, respectively. During Fiscal 2020, 2019 and 2018, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions were not material for Fiscal 2020, 2019 or 2018.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted
We adopted ASU 2016-02, " Leases (Topic 842)", ("ASC 842"), as of February 3, 2019, using the optional transition method provided by ASU 2018-11, "Leases (Topic 842): Targeted Improvements". The optional transition approach provides a method for recording existing leases at adoption by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to the modified or full retrospective transition methods that require restating prior comparative periods. Additionally, we elected the “package of practical expedients”, which permits us to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We also elected the practical expedient to not separate lease and non-lease components for its store and equipment leases.

Adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease liabilities of $795.6 million and $855.3 million, respectively, as of February 3, 2019. The operating lease right of use asset is inclusive of the impairments recorded upon adoption for store operating lease right of use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax. Right of use assets are recorded based upon the present value of the remaining operating lease payments, discounted using an incremental borrowing rate based on the initial lease term, adjusted for deferred rent, including tenant allowances from landlords. ASC 842 did not materially impact net earnings or liquidity and did not have an impact on covenant compliance under our current debt agreements. Financial results for reporting periods beginning after February 3, 2019 are presented in accordance with ASC 842, while prior periods will continue to be reported in accordance with our historical accounting for leases under ASC 840: "Leases (Topic 840)" and therefore have not been adjusted to conform to Topic 842. For additional information regarding leases, see Note 8.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract", (ASU 2018-15"). The standard requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. We adopted this standard effective August 4, 2019 and elected to apply the prospective transition approach with no material impact on our Consolidated Financial Statements. We did not capitalize any material implementation costs incurred in a cloud computing arrangement service contract during Fiscal 2020.

In February 2018, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220)" ("ASC 220"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASC 220 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We adopted ASC 220 in the fourth quarter of Fiscal 2018 and reclassified $2.2 million to retained earnings for the impact of stranded tax effects resulting from the Act.

In March 2016, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)" ("ASC 718"). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within its provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on our stock price at the date the awards are exercised or settled which is primarily in the second quarter of each fiscal year. We adopted ASC 718 in the first quarter of Fiscal 2018. We recorded an excess tax deficiency of $2.2 million as an increase in income tax expense related to share-based compensation for vested awards in Fiscal 2018. Earnings per share decreased $0.11 per share for Fiscal 2018 due to the impact of ASC 718.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 2
New Accounting Pronouncements, Continued

We adopted ASC 606 in the first quarter of Fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of $4.4 million as an adjustment to the opening balance of retained earnings at February 4, 2018. The adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for us in the first quarter of the year ending January 30, 2021 ("Fiscal 2021") with early adoption permitted. We do not expect this guidance to have a material impact on our Consolidated Financial Statements. However, we are also evaluating how COVID-19 will impact this standard.

Note 3
Goodwill and Other Intangible Assets

The fair value of the assets acquired and liabilities assumed are recorded based on their estimated fair values at acquisition.

In connection with acquisitions, we record goodwill on our Consolidated Balance Sheets. This asset is not amortized but is subject to an impairment test at least annually, based on current market information as well as projected future cash flows from the acquired business discounted at a rate commensurate with the risk we consider to be inherent in our current business model. We perform the impairment test annually at the beginning of our fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

Our identifiable intangible assets with finite lives are trademarks, customer lists, backlog and a vendor contract. They are subject to amortization based upon their estimated useful lives. Finite-lived intangible assets are evaluated for impairment using a process similar to that used to evaluate other definite-lived long-lived assets, a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. No significant impairment charges for ongoing operations were recognized in Fiscal 2020, 2019 or 2018. Impairment charges, if recognized, are included in asset impairments and other, net on the Consolidated Statements of Operations.

Goodwill

Effective January 1, 2020, we completed the acquisition of substantially all of the assets, and assumption of certain liabilities, of Togast for an aggregate base purchase price of $33.5 million, which was paid in full in cash at the closing, with an additional two-part earnout provision of up to an additional $17.0 million in cash following our Fiscal 2022 and an additional $17.0 million in cash following our Fiscal 2024, contingent upon the acquired business achieving certain earnings targets over multi-year periods, plus a potential further payment following Fiscal 2022 of 10% of earnings in excess of the earnings target. The two-part earnout provision is largely subject to the payees' post acquisition service requirement and therefore will be recorded as compensation expense and not reported as a component of the purchase price for the acquisition. Togast specializes in the design, sourcing and sale of licensed footwear. We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women, and children in the U.S. The Togast purchase includes footwear licenses for Bass®, ADIO and FUBU, among others. Togast operates within the Licensed Brands segment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 3
Goodwill and Other Intangible Assets, Continued

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Schuh Group	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, February 2, 2019	$83,243	$9,838	$—	$93,081
Acquisition	—	—	28,385	28,385
Effect of foreign currency exchange rates	826	(108)	—	718
Balance, February 1, 2020	$84,069	$9,730	$28,385	$122,184

Given the Schuh Group reporting unit has continued to perform below our projected operating results, as part of our annual impairment assessment as of the first day of the fourth quarter, we performed a quantitative assessment to determine if an impairment existed. We found that the result of the impairment test, which valued the business at approximately $8.2 million in excess of our carrying value, indicated no impairment at that time. Holding all other assumptions constant as of the measurement date, we noted that an increase in the weighted average cost of capital of 100 basis points would reduce the fair value of the Schuh Group business by $10.0 million. Furthermore, we noted that a decrease in projected annual revenue growth by one percent would reduce the fair value of the Schuh Group business by $6.9 million. However, if other assumptions do not remain constant, the fair value of the Schuh Group business may decrease by a greater amount.

Other Intangible Assets
Other intangibles by major classes were as follows:

	Leases		Customer Lists(1)		Other(2)		Total
(In thousands)	Feb. 1, 2020	Feb. 2, 2019	Feb. 1, 2020	Feb. 2, 2019	Feb. 1, 2020	Feb. 2, 2019	Feb. 1, 2020	Feb. 2, 2019
Gross other intangibles	$—	$3,532	$6,562	$1,450	$767	$641	$7,329	$5,623
Accumulated amortization	—	(2,916)	(1,509)	(1,450)	(479)	(314)	(1,988)	(4,680)
Net Other Intangibles	$—	$616	$5,053	$—	$288	$327	$5,341	$943

(1)Includes $5.1 million for the Togast acquisition.
(2)Includes backlog and vendor contract.

The amortization of intangibles was $0.2 million for Fiscal 2020 and less than $0.1 million for Fiscal 2019 and 2018. Currently, amortization of intangibles is expected to be $0.9 million for Fiscal 2021 and $0.6 million for each of the next four years.

Note 4
Asset Impairments and Other Charges
Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $13.4 million in Fiscal 2020, including $11.5 million pension settlement expense and $3.1 million for retail store asset impairments, partially offset by a $(0.6) million gain on the sale of the Lids Sports Group headquarters building, a $(0.4) million gain for lease terminations and a $(0.2) million gain related to Hurricane Maria.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 4
Asset Impairments and Other Charges, Continued

We recorded a pretax charge to earnings of $3.2 million in Fiscal 2019, including $4.2 million for retail store asset impairments, $0.3 million for legal and other matters and $0.1 for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

We recorded a pretax charge to earnings of $7.8 million in Fiscal 2018, including a $5.2 million licensing termination expense, $1.7 million for retail store asset impairments and $0.9 million for hurricane losses.

Note 5
Inventories

(In thousands)	February 1, 2020	February 2, 2019
Wholesale finished goods	$34,271	$45,679
Retail merchandise	330,998	320,988
Total Inventories	$365,269	$366,667

Note 6
Fair Value
The carrying amounts and fair values of our financial instruments at February 1, 2020 and February 2, 2019 are:

(In thousands)	February 1, 2020		February 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$14,393	$14,056	$56,773	$56,861
UK Term Loans	—	—	8,970	9,063
UK Revolver Borrowings	—	—	—	—

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 as defined in Note 1.

Carrying amounts reported on our Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.
The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of February 1, 2020 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Impairment Charges
Measured as of May 4, 2019	$906	$—	$—	$906	$307
Measured as of August 3, 2019	63	—	—	63	731
Measured as of November 2, 2019	263	—	—	263	799
Measured as of February 1, 2020	—	—	—	—	1,258
Total Asset Impairment Fiscal 2020					$3,095

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 6
Fair Value, Continued

We recorded $3.1 million of impairment charges as a result of the fair value measurement of its long-lived assets held and used and tested on a nonrecurring basis during the year ended February 1, 2020. These charges are reflected in asset impairments and other, net in our Consolidated Statements of Operations.
We used a discounted cash flow model to estimate the fair value of these long-lived assets. Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Note 7
Long-Term Debt

Credit Facility
On February 1, 2019, we entered into a First Amendment to the Fourth Amended and Restated Credit Agreement, (the "Amendment") amending the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018 between us and the lenders party thereto and Bank of America, N.A., as agent (as amended, the "Credit Facility" or the "Credit Agreement"). The Amendment modified the Credit Facility to, among other things, decrease each of the Domestic Total Commitments and the Total Commitments from $400.0 million to $275.0 million and to permit the sale of Lids Sports Group. The Credit Facility matures January 31, 2023.

Deferred financing costs incurred of $1.7 million related to the Credit Facility were capitalized and are being amortized over five years. In connection with the Amendment to the Credit Facility, deferred financing costs of $0.6 million were written off. These costs are included in loss on early retirement of debt on the Consolidated Statements of Operations. The remaining balance of deferred financing costs incurred related to the Credit Facility are being amortized over the remaining four years of the agreement. These costs are included in other non-current assets on the Consolidated Balance Sheets.

The Credit Facility is a revolving credit facility in the aggregate principal amount of $275.0 million, including (i) for the Company and other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada, Inc., a revolving credit subfacility in an amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million . Any swingline loans and any letters of credit and borrowings under the Canadian and U.K. subfacilities will reduce the availability under the Credit Facility on a dollar for dollar basis. We have the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $200.0 million subject to, among other things, the receipt of commitments for the increased amount. In connection with this increased facility, the Canadian revolving credit subfacility may be increased by no more than $15.0 million and the UK revolving credit subfacility may be increased by no more than $100.0 million. The aggregate amount of the loans made and letters of credit issued under the Credit Facility are limited to the lesser of the facility amount ($275.0 million or, if increased as described above, up to $475.0 million) or the "Borrowing Base", as defined in the Credit Agreement.

The Credit Facility is secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes intellectual property, equity interests, equipment, real estate and leaseholds interests.

We are required to pay a commitment fee on the actual daily unused portions of the Credit Facility at a rate of 0.25% per annum.

The Credit Facility also permits us to incur senior debt in an amount up to the greater of $500.0 million or an amount that would not cause our ratio of consolidated total indebtedness to consolidated EBITDA to exceed 5.0:1.0 provided that certain terms and conditions are met.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $17.5 million or 10.0% of the Loan Cap. If and during such time as Excess Availability is less than the greater of $17.5 million or 10.0% of the Loan Cap, the Credit Facility requires us to meet a minimum fixed charge coverage ratio. Excess Availability was $199.9 million at February 1, 2020. See Note 18 for subsequent events related to the Credit Facility.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.
U.K. Credit Agreements
On November 15, 2019, Schuh Limited ("Schuh") entered into an Amendment and Restatement Agreement (the “2019 Restatement Agreement”) with Lloyds Bank plc (“Lloyds”) which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. Schuh Limited replaced Schuh Group Limited as Parent under the 2019 Restatement Agreement. The 2019 Restatement Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The 2019 Restatement Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds, Genesco Inc. has guaranteed the obligations of Schuh under the 2019 Restatement Agreement on an unsecured basis. We were in compliance with all the covenants at February 1, 2020.

The 2019 Restatement Agreement includes a Facility B of £6.25 million, a Facility C revolving credit agreement of £19.0 million, a working capital facility of £2.5 million and a Facility D revolving credit facility of €7.2 million for its operations in Ireland. The Facility B loan bears interest at LIBOR plus 2.5% per annum and was paid off in January 2020. The Facility C bears interest at LIBOR plus 2.2% per annum and expired January 31, 2020. The Facility D bears interest at EURIBOR plus 2.2% per annum and expired January 31, 2020. There were no UK term loans or UK revolver loans outstanding at February 1, 2020.

In March of 2020, Schuh entered into an Amendment and Restatement Agreement, amending the 2019 Restatement Agreement (the "U.K. A&R Agreement") with Lloyds. The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million,bears interest at 2.2% per annum and expires in September 2020.

(In thousands)	February 1, 2020	February 2, 2019
U.S. Revolver borrowings	$14,393	$56,773
UK term loans	—	8,992
UK revolver borrowings	—	—
Deferred note expense on term loans	—	(22)
Total long-term debt	14,393	65,743
Current portion	—	8,992
Total Noncurrent Portion of Long-Term Debt	$14,393	$56,751

The long-term debt balance of $14.4 million bears interest at 2.13% and matures in January 2023.

The revolver borrowings outstanding under the Credit Facility at February 1, 2020 included $14.4 million (£10.9 million) related to Genesco (UK) Limited. We had outstanding letters of credit of $9.3 million under the Credit Facility at February 1, 2020. These letters of credit support lease and insurance indemnifications.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Leases

We lease our office space and all of our retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2034. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the United Kingdom and the Republic of Ireland typically have initial terms of between 10 and 15 years. Our lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage. Generally, most of the leases require us to pay taxes, insurance, maintenance costs and contingent rentals based on sales. We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of our right-of-use assets and liabilities. Approximately 2% of our leases contain renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The lease on our Nashville office expires in April 2022. On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement for approximately 199,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each.

Under ASC 842, for store, office and equipment leases beginning in Fiscal 2020 and later, we have elected to not separate fixed lease components and non-lease components. Accordingly, we include fixed rental payments, common area maintenance costs, promotional advertising costs and other fixed costs in our measurement of lease liabilities.

Our leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, we used the incremental borrowing rate that corresponded to the initial lease term as of the date of adoption.

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the year ended February 1, 2020.

(In thousands)	Fiscal 2020

Operating lease cost	$184,428
Variable lease cost	12,176
Less: Sublease income	(307)
Net Lease Cost	$196,297

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 8
Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at February 1, 2020:

Fiscal Years	(In thousands)
2021	$180,314
2022	171,483
2023	151,141
2024	127,544
2025	103,668
Thereafter	192,246
Total undiscounted future minimum lease payments	926,396
Less: Amounts representing interest	(135,752)
Total Present Value of Operating Lease Liabilities	$790,644

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of February 1, 2020 are:

February 1, 2020
Weighted-average remaining lease term (years)	6.2 years

Weighted-average discount rate	5.2%

Prior Period Comparative Disclosures
Under the optional transition method, for leases that existed prior to and at the adoption of the new standard, we continue to present comparative prior period lease amounts in accordance with ASC 840, "Leases". As of February 2, 2019 future minimum rental commitments were:

Fiscal Years	(In thousands)
2020	$183,432
2021	171,584
2022	159,155
2023	140,889
2024	119,023
Thereafter	323,638
Total Minimum Rental Commitments	$1,097,721

Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are recorded as deferred rent and amortized as a reduction of rent expense over the initial lease term. Tenant allowances of $22.5 million and deferred rent of $48.6 million at February 2, 2019 are included in other long-term liabilities on the Consolidated Balance Sheets.

Total rent expense was $202.6 million and $203.1 million for Fiscal 2019 and 2018, respectively. Total contingent rent was not material for Fiscal 2019 and 2018.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 9
Equity
Non-Redeemable Preferred Stock

	Shares Authorized	Number of Shares			Amounts in Thousands
Class		2020	2019	2018	2020	2019	2018
Employees’ Subordinated Convertible Preferred	5,000,000	34,440	36,147	36,671	$1,033	$1,084	$1,100
Stated Value of Issued Shares					1,033	1,084	1,100
Employees’ Preferred Stock Purchase Accounts					(24)	(24)	(48)
Total Non-Redeemable Preferred Stock					$1,009	$1,060	$1,052

Subordinated Serial Preferred Stock:

Our charter permits the Board of Directors to issue Subordinated Serial Preferred Stock (3,000,000 shares, in aggregate, are authorized) in as many series, each with as many shares and such rights and preferences as the board may designate. We have shares authorized for $2.30 Series 1, $4.75 Series 3, $4.75 Series 4, Series 6 and $1.50 Subordinated Cumulative Preferred stocks in amounts of 64,368 shares, 40,449 shares, 53,764 shares, 800,000 shares and 5,000,000 shares, respectively. All of these preferred stocks were mandatorily redeemed by us in Fiscal 2014. As a result, there are no outstanding shares for any preferred issues of stock other than Employees' Subordinated Convertible Preferred stock shown in the table above.
Employees’ Subordinated Convertible Preferred Stock:
Stated and liquidation values are 88 times the average quarterly per share dividend paid on common stock for the previous eight quarters (if any), but in no event less than $30 per share. Each share of this issue of preferred stock is convertible into one share of common stock and has one vote per share.

Common Stock:
Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 1, 2020 – 15,185,670 shares; February 2, 2019 –19,591,048 shares. There were 488,464 shares held in treasury at February 1, 2020 and February 2, 2019. Each outstanding share is entitled to one vote. At February 1, 2020, common shares were reserved as follows: 34,440 shares for conversion of preferred stock and 916,680 shares for the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan").

For the year ended February 1, 2020, 270,173 shares of common stock were issued as restricted shares as part of the 2009 Plan; 25,368 shares were issued to directors in exchange for their services; 55,598 shares were withheld for taxes on restricted stock vested in Fiscal 2020; 77,013 shares of restricted stock were forfeited in Fiscal 2020; and 1,707 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 4,570,015 shares of common stock at an average weighted market price of $41.44 for a total of $189.4 million. We have $89.7 million remaining under our current $100.0 million share repurchase authorization.

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
Restrictions on Dividends and Redemptions of Capital Stock:

Our charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

Note 10
Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act includes a number of changes to existing U.S. tax laws that impact us including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits and additional limitations on the deductibility of executive compensation. Our Fiscal 2020 and 2019 financial results reflected all tax effects from the Act.

The changes to existing U.S. tax laws as a result of the Act, which have the most significant impact on our provision for income taxes as of February 1, 2020 and February 2, 2019 are as follows:

Reduction of the U.S. Corporate Income Tax Rate
We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were adjusted to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $5.3 million increase in income tax expense for the year ended February 3, 2018 and a corresponding $5.3 million decrease in net deferred tax assets as of February 3, 2018.

Transition Tax on Foreign Earnings
We recognized a provisional income tax expense of $4.5 million for the year ended February 3, 2018 related to the one-time transition tax on indefinitely reinvested foreign earnings.

The adjustments to the deferred tax assets and liabilities and the liability for the transition tax on indefinitely reinvested foreign earnings, including the analysis of our ability to fully utilize foreign tax credits associated with the transition tax, were provisional amounts estimated based on information reviewed as of February 3, 2018. We recorded an additional expense of $1.3 million in Fiscal 2019, as the one-time transition tax of $5.8 million was finalized.

Global Intangible Low-Taxed Income ("GILTI")
The Act established new tax rules designed to tax U.S. companies on GILTI earned by foreign subsidiaries. We elected to treat any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. Therefore, we will not record deferred taxes associated with the GILTI provision for the Act. Because of tax losses in foreign jurisdictions, there was no liability for GILTI in any period.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued

The components of earnings from continuing operations before income taxes is comprised of the following:

(In thousands)	2020	2019	2018
United States	$83,871	$84,807	$58,137
Foreign	(1,436)	(6,548)	10,852
Total Earnings from Continuing Operations before Income Taxes	$82,435	$78,259	$68,989

Income tax expense from continuing operations is comprised of the following:

(In thousands)	2020	2019	2018
Current
U.S. federal	$16,313	$13,657	$25,093
International	322	1,649	5,421
State	3,383	4,029	3,828
Total Current Income Tax Expense	20,018	19,335	34,342
Deferred
U.S. federal	(463)	3,632	1,491
International	1,145	2,594	(3,498)
State	(22)	1,474	(54)
Total Deferred Income Tax Expense (Benefit)	660	7,700	(2,061)
Total Income Tax Expense – Continuing Operations	$20,678	$27,035	$32,281

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	2020	2019	2018
U. S. federal statutory rate of tax	21.00%	21.00%	33.72%
State taxes (net of federal tax benefit)	3.62	5.67	3.58
Foreign rate differential	(2.21)	(2.56)	(5.66)
Change in valuation allowance	3.64	11.51	1.95
Impact of statutory rate change	—	—	7.74
Credits	(0.93)	(2.65)	(1.80)
Permanent items	1.72	2.27	2.77
Uncertain federal, state and foreign tax positions	(2.01)	(1.68)	(1.36)
Transition tax	—	2.23	6.47
Other	0.25	(1.24)	(0.62)
Effective Tax Rate	25.08%	34.55%	46.79%

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued
 Deferred tax assets and liabilities are comprised of the following:

	February 1,	February 2,
(In thousands)	2020	2019
Pensions	$332	$—
Lease obligation	188,590	11,081
Book over tax depreciation	4,558	2,739
Expense accruals	7,386	5,061
Uniform capitalization costs	7,292	7,938
Provisions for discontinued operations and restructurings	674	730
Inventory valuation	810	908
Tax net operating loss and credit carryforwards	11,972	15,766
Allowances for bad debts and notes	181	318
Deferred compensation and restricted stock	3,344	3,814
Other	144	39
Gross deferred tax assets	225,283	48,394
Deferred tax asset valuation allowance	(23,333)	(20,354)
Deferred tax asset net of valuation allowance	201,950	28,040
Identified intangibles	(3,616)	(3,265)
Prepaids	(1,929)	(1,638)
Right of use asset	(176,930)	—
Pensions	—	(1,802)
Gross deferred tax liabilities	(182,475)	(6,705)
Net Deferred Tax Assets	$19,475	$21,335

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	2020	2019
Net non-current asset	$19,475	$21,335
Net Deferred Tax Assets	$19,475	$21,335

As of February 1, 2020 and February 2, 2019, we had state net operating loss carryforwards of $3.4 million and $5.7 million, respectively. We provided a valuation allowance against these attributes of $3.2 million and $3.3 million, respectively, as of February 1, 2020 and February 2, 2019. The attributes expire in fiscal years 2022 through 2039.

As of February 1, 2020 and February 2, 2019, we had state tax credits of $0.6 million and $0.4 million, respectively. These credits expire in fiscal years 2021 through 2026.

As of February 1, 2020 and February 2, 2019, we had foreign net operating loss carryforwards of $29.5 million and $28.4 million, respectively, which expire in 20 years.

As of February 1, 2020, we have provided a total valuation allowance of approximately $23.3 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $2.9 million net increase in valuation allowance during Fiscal 2020 from the $20.4 million provided for as of February 2, 2019 relates to increases of $0.5 million related to state tax attributes and $2.4 million related to foreign tax attributes. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 10
Income Taxes, Continued

As of February 1, 2020, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required by U.S. Tax Reform. An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of February 1, 2020, an immaterial amount of additional deferred taxes would have been provided.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2020, 2019 and 2018.

(In thousands)	2020	2019	2018
Unrecognized Tax Benefit – Beginning of Period	$1,835	$3,701	$5,622
Gross Increases (Decreases) – Tax Positions in a Prior Period	—	—	(15)
Gross Increases (Decreases) – Tax Positions in a Current Period	178	(638)	(166)
Settlements	(931)	—	—
Lapse of Statutes of Limitations	(904)	(1,228)	(1,740)
Unrecognized Tax Benefit – End of Period	$178	$1,835	$3,701

The amount of unrecognized tax benefits as of February 1, 2020, February 2, 2019 and February 3, 2018 which would impact the annual effective rate if recognized were $0.2 million, $0.6 million and $0.6 million, respectively. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2020, 2019 or 2018.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 31, 2017 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. Our US federal income tax returns for fiscal years ended January 31, 2017 and beyond remain subject to examination.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Postretirement Benefit Plans
Defined Benefit Pension Plans
We previously sponsored a non-contributory, defined benefit pension plan. As of January 1, 1996, we amended the plan to change the pension benefit formula to a cash balance formula from the then existing benefit calculation based upon years of service and final average pay. The benefits accrued under the old formula were frozen as of December 31, 1995. Effective January 1, 2005, we froze the defined benefit cash balance plan. In March 2019, our board of directors authorized the termination of the defined benefit pension plan. The termination was completed in January 2020.

Other Postretirement Benefit Plans
We provide health care benefits for early retirees that meet certain age and years of service criteria and life insurance benefits for certain retirees. Under the health care plan, early retirees are eligible for benefits until age 65. Employees who met certain requirements are eligible for life insurance benefits. We accrue such benefits during the period in which the employee renders service.
Obligations and Funded Status
The measurement date of the assets and liabilities for the defined benefit pension plan and postretirement medical and life insurance plans is the month-end date that is closest to our fiscal year end.
Change in Plan Assets

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$82,632	$85,730	$—	$—
Actual gain on plan assets	8,470	892	—	—
Employer contributions	—	3,500	480	105
Plan participants’ contributions	—	—	111	126
Benefits paid	(26,363)	(7,490)	(591)	(231)
Asset transfer	(64,739)	—	—	—
Fair Value of Plan Assets at End of Year	$—	$82,632	—	—

Change in Benefit Obligation

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Benefit obligation at beginning of year	$78,322	$85,035	$4,525	$10,584
Service cost - ongoing operations	596	450	89	409
Service cost - discontinued operations	—	—	—	300
Interest cost - ongoing operations	2,771	3,022	151	214
Interest cost - discontinued operations	—	—	—	80
Plan participants’ contributions	—	—	111	126
Effect of plan change	—	—	—	(3,658)
Asset transfer	(64,739)	—	—	—
Benefits paid	(26,363)	(7,490)	(591)	(231)
Actuarial (gain) loss	9,413	(2,695)	2,740	(3,299)
Benefit Obligation at End of Year	$—	$78,322	$7,025	$4,525
Funded Status at End of Year	$—	$4,310	$(7,025)	$(4,525)

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Noncurrent assets	$—	$4,310	$—	$—
Current liabilities	—	—	(603)	(391)
Noncurrent liabilities	—	—	(6,422)	(4,134)
Net Amount Recognized	$—	$4,310	$(7,025)	$(4,525)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Prior service cost	$—	$—	$(1,244)	$(2,165)
Net loss (gain)	—	8,148	2,384	(334)
Total Recognized in Accumulated Other Comprehensive Loss	$—	$8,148	$1,140	$(2,499)

Amounts for projected and accumulated benefit obligation and fair value of plan assets are as follows:

(In thousands)	February 1, 2020	February 2, 2019
Projected benefit obligation	$—	$78,322
Accumulated benefit obligation	—	78,322
Fair value of plan assets	—	82,632

Components of Net Periodic Benefit Cost
Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
(In thousands)	2020	2019	2018	2020	2019	2018
Service cost	$596	$450	$550	$89	$409	$507

Interest cost	2,771	3,022	3,277	151	214	251
Expected return on plan assets	(2,676)	(4,198)	(4,505)	—	—	—
Amortization:
Prior service cost	—	—	—	(921)	(231)	—
Losses	258	776	834	22	37	114
Net amortization	258	776	834	(899)	(194)	114
Other components of net periodic benefit cost	$353	$(400)	$(394)	$(748)	$20	$365
Net Periodic Benefit Cost - Ongoing Operations	$949	$50	$156	$(659)	$429	$872
Net Periodic Benefit Cost - Discontinued Operations	$—	$—	$—	$—	$(877)	$524

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Reconciliation of Accumulated Other Comprehensive Income

	Pension Benefits	Other Benefits
(In thousands)	2020	2020
Net (gain) loss	$3,620	$2,740
Amortization of prior service cost	—	921
Settlement charge	(11,510)	—
Amortization of net actuarial loss	(258)	(22)
Total Recognized in Other Comprehensive Income	$(8,148)	$3,639
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(7,199)	$2,980

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	NA	4.05%	2.21%	3.48%
Rate of compensation increase	NA	NA	NA	NA

For Fiscal 2020 and 2019, the discount rate was based on a yield curve of high quality corporate bonds with cash flows matching our planned expected benefit payments.
Weighted-average assumptions used to determine net periodic benefit costs

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	4.05%	3.70%	3.95%	3.48%	3.67%	3.98%
Expected long-term rate of return on plan assets	3.85%	5.65%	6.05%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA

Assumed health care cost trend rates

	2020	2019
Health care cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.25%	6.75%
Year that the rate reaches the ultimate trend rate	2024	2022

The effect on disclosed information of one percentage point change in the assumed health care cost trend rate for each future year is shown below.

(In thousands)	1% Increase in Rates	1% Decrease in Rates
Aggregated service and interest cost	$20	$18
Accumulated postretirement benefit obligation	$526	$480

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 11
Defined Benefit Pension Plans and Other Postretirement Benefit Plans, Continued
Cash Flows
Return of Assets
The plan did not return any assets from the plan to Genesco in Fiscal 2020.

Contributions
No minimum funding was required under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for the plan in 2019.
Estimated Future Benefit Payments
Expected benefit payments for other postretirement benefits, paid from the employee benefit trust, are as follows:

Estimated future payments	Other Benefits ($ in millions)
2020	$0.6
2021	0.6
2022	0.6
2023	0.6
2024	0.5
2025 – 2029	2.8

Section 401(k) Savings Plan
We have a Section 401(k) Savings Plan available to all employees, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older.

Since January 1, 2005, we have matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2 1/2 % of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for the matching program was approximately $5.3 million for Fiscal 2020, $5.6 million for Fiscal 2019 and $5.1 million for Fiscal 2018.

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

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2020	2019	2018
Weighted-average number of shares - basic	15,544	19,351	19,218
Common stock equivalents	127	144	64
Weighted-average number of shares - diluted	15,671	19,495	19,282

Note 13
Share-Based Compensation Plans

We have share-based compensation covering certain members of management and non-employee directors. The fair value of employee restricted stock is determined based on the closing price of our stock on the date of grant. Forfeitures for restricted stock are recognized as they occur.

Stock Incentive Plan
Under the 2009 Plan, which was originally effective June 22, 2011, we may grant options, restricted shares, performance awards and other stock-based awards to our employees, consultants and directors for up to 2.6 million shares of common stock. Under the 2009 Plan, the exercise price of each option equals the market price of our stock on the date of grant, and an option’s maximum term is 10 years. Options granted under the plan primarily vest 25% per year over four years. Restricted share grants deplete the shares available for future grants at a ratio of 2.0 shares per restricted share grant.

For Fiscal 2020, 2019 and 2018, we did not recognize any stock option related share-based compensation for our stock incentive plan as all such amounts were fully recognized in earlier periods. We did not capitalize any share-based compensation cost.

As of February 1, 2020, we do not have any options outstanding under our stock incentive plan. As of February 1, 2020, there was no unrecognized compensation costs related to stock options under the 2009 Plan. On February 5, 2020, our new chief executive officer was issued a one-time grant of stock options under the 2009 Plan with a grant date fair value of $500,000. Compensation costs related to these stock options will begin in the first quarter of our Fiscal 2021 since the grant was made on the first day on Fiscal 2021.
Restricted Stock Incentive Plans
Director Restricted Stock
The 2009 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2020, 2019 and 2018. The shares granted in each award vested on the first anniversary of the grant date, subject to the director's continued service through that date. In all cases, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Share-Based Compensation Plans, Continued

The Fiscal 2020 grant was valued at $91,375 for the year, per director, the Fiscal 2019 grant was valued at $91,375 for the year, per director, with the exception of two new directors with a grant valued at $106,605 each, and the Fiscal 2018 grant was valued at $107,500 for the year, per director, based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date. For Fiscal 2020, 2019 and 2018, we issued 14,455 shares, 22,042 shares and 22,185 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permits an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock are granted as of the first business day of the fiscal year as to which the election is effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares are earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. For Fiscal 2020, 2019 and 2018, we issued 10,913 shares, 14,379 shares and 8,435 shares, respectively, of Retainer Stock.

We recognized $1.3 million of director restricted stock related share-based compensation in each of Fiscal 2020, 2019 and 2018 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock
Under the 2009 Plan, we issued 269,816 shares, 352,060 shares and 356,224 shares of employee restricted stock in Fiscal 2020, 2019 and 2018, respectively. Shares of employee restricted stock issued in Fiscal 2020, 2019 and 2018 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, we issued 1,800, 4,388 and 4,947 restricted stock units in Fiscal 2020, 2019 and 2018, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation cost over the vesting period. Compensation cost recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $8.8 million, $12.1 million and $12.2 million for Fiscal 2020, 2019 and 2018, respectively, and is inclusive of discontinued operations of $2.0 million and $1.7 million in Fiscal 2019 and 2018, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 13
Share-Based Compensation Plans, Continued
A summary of the status of our nonvested shares of our employee restricted stock as of February 1, 2020 is presented below:

Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 28, 2017	484,002	$68.27
Granted	356,224	32.00
Vested	(125,190)	68.94
Withheld for federal taxes	(50,957)	68.87
Forfeited	(23,999)	55.90
Nonvested at February 3, 2018	640,080	48.37
Granted	352,060	40.90
Vested	(177,394)	54.12
Withheld for federal taxes	(69,762)	54.26
Forfeited	(153,646)	42.66
Nonvested at February 2, 2019	591,338	42.99
Granted	269,816	42.48
Vested	(138,765)	47.56
Withheld for federal taxes	(55,598)	46.51
Forfeited	(77,013)	42.19
Nonvested at February 1, 2020	589,778	$41.46

As of February 1, 2020, we had $19.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.79 years.

Note 14
Legal Proceedings and Other Matters

Environmental Matters
New York State Environmental Matters
In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby we assumed responsibility for conducting a remedial investigation and feasibility study and implementing an interim remedial measure with regard to the site of a knitting mill operated by a former subsidiary of ours from 1965 to 1969. The United States Environmental Protection Agency (“EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007. The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision. The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village"). It also requires us to perform certain ongoing monitoring, operation and maintenance activities and to reimburse EPA's future oversight cost, involving future costs to us estimated to be between $1.7 million and $2.0 million, and to reimburse EPA for approximately $1.25 million of interim oversight costs. On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Legal Proceedings and Other Matters, Continued

The Village additionally asserted that we are liable for the costs associated with enhanced treatment required by the impact of the groundwater plume from the site on two public water supply wells, including historical total costs ranging from approximately $1.8 million to in excess of $2.5 million, and future operation and maintenance costs which the Village estimated at $126,400 annually while the enhanced treatment continues. On December 14, 2007, the Village filed a complaint (the "Village Lawsuit") against us and the owner of the property under the Resource Conservation and Recovery Act (“RCRA”), the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as well as a number of state law theories in the U.S. District Court for the Eastern District of New York, seeking an injunction requiring the defendants to remediate contamination from the site and to establish their liability for future costs that may be incurred in connection with it.

In June 2016 we reached an agreement with the Village providing for the Village to continue to operate and maintain the well head treatment systems in accordance with the Record of Decision and to release its claims against us asserted in the Village Lawsuit in exchange for a lump-sum payment of $10.0 million by us. On August 25, 2016, the Village Lawsuit was dismissed with prejudice. The cost of the settlement with the Village and the estimated costs associated with our compliance with the Consent Judgment were covered by our existing provision for the site. The settlement with the Village did not have, and we expect that the Consent Judgment will not have, a material effect on our financial condition or results of operations.

In April 2015, we received from EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by us and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, we entered into a settlement agreement with EPS resolving their claim for past response costs in exchange for a payment by us of $1.5 million which was paid in May 2017. Our environmental insurance carrier has reimbursed us for 75% of the settlement amount, subject to a $500,000 self-insured retention. We do not expect any additional cost related to the matter.

Whitehall Environmental Matters
We have performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at our former Volunteer Leather Company facility in Whitehall, Michigan.

In October 2010, we entered into a Consent Decree with the Michigan Department of Natural Resources and Environment providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards. The Work Plan's implementation is substantially complete and we expect, based on our present understanding of the condition of the site, that our future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on our financial condition or results of operations.

Accrual for Environmental Contingencies
Related to all outstanding environmental contingencies, we had accrued $1.5 million as of February 1, 2020, $1.8 million as of February 2, 2019 and $3.0 million as of February 3, 2018. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.4 million in Fiscal 2020, $0.7 million in Fiscal 2019 and $0.6 million in Fiscal 2018. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 14
Legal Proceedings and Other Matters, Continued

Other Legal Matters
On May 19, 2017, two former employees of our former Hat World subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief. On March 8, 2018, the court granted us a motion to transfer venue to the U.S. District Court for the Southern District of Indiana. On March 9, 2018, a former employee of our former Hat World subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys fees and costs. We reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million. The proposed settlement has been approved by the court and the distribution of relief to class members is in process. We do not expect that the proposed settlement will have a material adverse effect on our financial condition or results of operations.

Other Matters
In the fourth quarter of Fiscal 2020, the IRS notified us on Letter 226-J, that we may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $4.2 million for the year ended December 31, 2017. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been our policy to offer MEC to all full-time employees and their dependents. Based on our analysis, we responded to the IRS on January 15, 2020 asserting that we did offer MEC to at least 95% of our full-time employees for each month of 2017 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system. We are awaiting a response from the IRS and do not believe we have a liability. As a result, we did not make an accrual for this matter for the year ended February 1, 2020.

In addition to the matters specifically described in this Note, we are a party to other legal and regulatory proceedings and claims arising in the ordinary course of our business. While management does not believe that our liability with respect to any of these other matters is likely to have a material effect on our financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on our financial statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Our reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Licensed Brands sell primarily our owned and licensed brands.

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, pension asset, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets, including the former Lids Sports Group headquarters building in Fiscal 2019 and Fiscal 2018, and miscellaneous investments. We do not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, asset impairment charges and other, including a pension settlement charge, major litigation and major lease terminations.

Fiscal 2020
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
(In thousands)
Sales	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Segment operating income (loss)	$114,945	$4,659	$17,702	$(698)	$(39,916)	$96,692
Asset impairments and other(1)	—	—	—	—	(13,374)	(13,374)
Operating income	114,945	4,659	17,702	(698)	(53,290)	83,318
Other components of net periodic benefit cost	—	—	—	—	395	395
Interest expense	—	—	—	—	(3,339)	(3,339)
Interest income	—	—	—	—	2,061	2,061
Earnings from continuing operations before income taxes	$114,945	$4,659	$17,702	$(698)	$(54,173)	$82,435

Total assets(2)	$908,312	$363,205	$197,670	$63,385	$147,906	$1,680,478
Depreciation and amortization	29,122	11,466	6,091	660	2,235	49,574
Capital expenditures	17,920	4,890	5,540	428	989	29,767

(1)Asset Impairments and other includes an $11.5 million pension settlement expense and a $3.1 million charge for asset impairments, of which $1.2 million is in the Johnston & Murphy Group, $1.2 million is in the Schuh Group and $0.7 million is in the Journeys Group, partially offset by a $(0.6) million gain on the sale of the Lids Sports Group headquarters building, a $(0.4) million gain for lease terminations and a $(0.2) million gain related to Hurricane Maria.

(2)Of the Company's $973.4 million of long-lived assets, $174.4 million and $46.2 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2019
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
(In thousands)
Sales	$1,419,993	$382,591	$313,134	$72,576	$271	$2,188,565
Intercompany sales	—	—	—	(12)	—	(12)
Net sales to external customers	$1,419,993	$382,591	$313,134	$72,564	$271	$2,188,553
Segment operating income (loss)	$100,799	$3,765	$20,385	$(488)	$(39,481)	$84,980
Asset impairments and other(1)	—	—	—	—	(3,163)	(3,163)
Operating income	100,799	3,765	20,385	(488)	(42,644)	81,817
Loss on early retirement of debt	—	—	—	—	(597)	(597)
Other components of net periodic benefit cost	—	—	—	—	380	380
Interest expense	—	—	—	—	(4,115)	(4,115)
Interest income	—	—	—	—	774	774
Earnings from continuing operations before income taxes	$100,799	$3,765	$20,385	$(488)	$(46,202)	$78,259
Total assets(2)	$425,842	$211,983	$128,525	$24,004	$390,727	$1,181,081
Depreciation and amortization(3)	28,121	14,193	6,517	637	2,693	52,161
Capital expenditures(4)	26,114	7,226	6,526	162	1,752	41,780

(1)Asset Impairments and other includes a $4.2 million charge for asset impairments, of which $2.4 million is in the Schuh Group, $1.6 million is in the Journeys Group and $0.2 million is in the Johnston & Murphy Group, a $0.3 million charge for legal and other matters and a $0.1 million charge for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

(2) Of our $277.4 million of long-lived assets, $44.6 million and $12.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

(3)Excludes $24.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

(4)Excludes $15.4 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 15
Business Segment Information, Continued

Fiscal 2018
	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
(In thousands)
Sales	$1,329,460	$403,698	$304,160	$89,812	$420	$2,127,550
Intercompany sales	—	—	—	(3)	—	(3)
Net sales to external customers	$1,329,460	$403,698	$304,160	$89,809	$420	$2,127,547
Segment operating income (loss)	$74,114	$20,104	$19,367	$(299)	$(31,141)	$82,145
Asset impairments and other(1)	—	—	—	—	(7,773)	(7,773)
Operating income	74,114	20,104	19,367	(299)	(38,914)	74,372
Other components of net periodic benefit cost	—	—	—	—	29	29
Interest expense	—	—	—	—	(5,420)	(5,420)
Interest income	—	—	—	—	8	8
Earnings from continuing operations before income taxes	$74,114	$20,104	$19,367	$(299)	$(44,297)	$68,989
Total assets ongoing operations	$443,066	$239,479	$127,178	$32,331	$156,919	$998,973
Assets from discontinued operations						316,380
Total assets(2)						1,315,353
Depreciation and amortization(3)	26,490	13,769	6,418	688	4,168	51,533
Capital expenditures(4)	79,532	10,968	6,163	421	1,525	98,609

(1)Asset Impairments and other includes a $5.2 million charge for a licensing termination expense related to Licensed Brands Group and a $1.7 million charge for asset impairments, of which $1.0 million is in the Schuh Group and $0.7 million is in the Journeys Group, and a $0.9 million charge for hurricane losses.

(2)Total assets for the Schuh Group and Journeys Group include $89.9 million and $10.4 million of goodwill, respectively. Goodwill for Schuh Group and Journeys Group increased $10.1 million and $0.6 million, respectively, from January 28, 2017 due to foreign currency translation adjustments. Of our $298.5 million of long-lived assets, $55.2 million and $14.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

(3)Excludes $26.8 million of depreciation and amortization related to Lids Sports Group. This amount is included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

(4)Excludes $29.2 million of capital expenditures related to Lids Sports Group. This amount is included in capital expenditures in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 16
Discontinued Operations

On December 14, 2018, we entered into a definitive agreement for the sale of Lids Sports Group to FanzzLids Holdings, LLC (the "Purchaser"), a holding company controlled and operated by affiliates of Ames Watson Capital, LLC. The sale was completed on February 2, 2019 for $93.8 million cash which consisted of a sales price of $100.0 million and working capital adjustments of $6.2 million. Because the effective date of closing was a Saturday and the cash proceeds were not received by us until February 4, 2019, the purchase price is reflected in accounts receivable at February 2, 2019. We provided various transition services to the Purchaser for a period of up to six months under a separate agreement after the closing.

During the fourth quarter of Fiscal 2019, we recorded a loss on the sale of Lids Sports Group of $98.3 million, net of tax, on the sale of these assets, representing the sales price less the value of the Lids Sports Group assets sold and other miscellaneous charges, including divestiture transaction costs, offset by a tax benefit on the loss. Included in the loss on the sale is a $48.7 million write-off of trademarks. The tax benefit associated with discontinued operations differs from the effective rate due to the mix of earnings and loss in the various jurisdictions, the impact of permanent items and other factors.

As a result of the sale, we met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations. We have presented operating results of Lids Sports Group and the loss on the sale of Lids Sports Group in loss from discontinued operations, net in our Consolidated Statements of Operations for Fiscal 2019 and 2018. Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations. The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. In addition, the third quarter Fiscal 2018 goodwill impairment charge of $182.2 million and the third quarter Fiscal 2019 trademark impairment charge of $5.7 million related to the Lids Sports Group business segment, that were both previously excluded from the calculation of segment earnings, were reclassified to discontinued operations.

As part of the Lids Sports Group sales transaction, the Purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, we are contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. In addition, we are a guarantor for 36 Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $20.6 million as of February 1, 2020. We do not believe the fair value of the guarantees is material to our Consolidated Financial Statements.

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 16
Discontinued Operations, Continued

Components of amounts reflected in loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the years ended February 2, 2019 and February 3, 2018 are as follows (in thousands):

	Fiscal Year
	2019	2018
Net sales	$723,125	$779,469
Cost of sales	348,038	374,730
Selling and administrative expenses	370,480	391,982
Goodwill and trademark impairment	5,736	182,211
Asset impairments and other, net	2,394	1,068
Loss on sale of Lids Sports Group	(126,321)	—
Other components of net periodic benefit cost	(23)	(128)
Provision for discontinued operations(1)	(743)	(552)
Loss from discontinued operations before taxes	(130,610)	(171,202)
Income tax benefit	(27,456)	(22,655)
Loss from discontinued operations, net of tax	$(103,154)	$(148,547)

(1) Expenses primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by us (see Note 14).

The cash flows related to discontinued operations have not been segregated, and are included in our Consolidated Statements of Cash Flows. The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for each period presented:

	Fiscal Year
(In thousands)	2019	2018
Depreciation and amortization	$24,778	$26,793
Capital expenditures	15,450	29,244
Impairment of intangible assets	5,736	182,211
Impairment of long-lived assets	1,670	1,007

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 17
Quarterly Financial Information (Unaudited)

(In thousands,	1st Quarter				2nd Quarter			3rd Quarter				4th Quarter				Fiscal Year
except per share amounts)	2020		2019		2020		2019	2020		2019		2020		2019		2020	2019
Net sales	$495,651		$486,219		$486,573		$487,015	$537,263		$539,828		$677,579		$675,491		$2,197,066	$2,188,553
Gross margin	244,908		238,006		236,533		231,469	264,202		261,918		317,472		315,663		1,063,115	1,047,056
Earnings from continuing operations before income taxes	9,336	(1)	2,692	(2)	2,708	(4)	1	25,433	(5)	25,580		44,958	(7)	49,986	(8)	82,435	78,259
Earnings (loss) from continuing operations	6,470		1,856		793		(25)	18,979		19,694		35,515		29,699		61,757	51,224
Net earnings (loss)	6,346		(2,331)	(3)	577		(15)	18,899		14,387	(6)	35,562		(63,971)	(9)	61,384	(51,930)
Diluted earnings (loss) per common share:
Continuing operations	0.36		0.10		0.05		0.00	1.31		1.00		2.49		1.53		3.94	2.63
Net earnings (loss)	0.36		(0.12)		0.04		0.00	1.30		0.73		2.49		(3.29)		3.92	(2.66)

(1)Includes a net asset impairment and other gain of $(0.7) million (see Note 4).
(2)Includes a net asset impairment and other charge of $1.1 million (see Note 4).
(3)Includes a loss of $4.2 million, net of tax, from discontinued operations (see Note 16).
(4)Includes a net asset impairment and other charge of $1.8 million (see Note 4).
(5)Includes a net asset impairment and other charge of $0.8 million (see Note 4).
(6)Includes a loss of $5.3 million, net of tax, from discontinued operations (see Note 16).
(7)Includes a net asset impairment and other charge of $11.5 million (see Note 4).
(8)Includes a net asset impairment and other charge of $2.1 million (see Note 4) and a loss on early retirement of debt of $0.6 million (see Note 7).
(9)Includes a loss of $93.7 million, net of tax, from discontinued operations (see Note 16).

Genesco Inc.
and Subsidiaries
Notes to Consolidated Financial Statements

Note 18
Subsequent Events

On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement for approximately 199,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, we temporarily closed our North American retail stores on March 18, 2020, and on March 23, 2020, we closed our stores in the United Kingdom and Ireland. On March 26, 2020, our UK e-commerce business was temporarily closed. These temporary closures will have a negative impact to our sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration. We will continue to evaluate the timing of reopening our stores and our UK e-commerce operations until such time as the stores can be opened safely. Therefore, while we expect this matter to negatively impact our business, results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

On March 19, 2020, Schuh Limited ("Schuh") entered into an Amendment and Restatement Agreement (the "U.K. A&R Agreement") with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million, bears interest at 2.2% per annum and expires in September 2020. The U.K. A&R Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The U.K. A&R Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds, Genesco Inc. has guaranteed the obligations of Schuh under the U.K. A&R Agreement on an unsecured basis.

On March 19, 2020, we borrowed $150.0 million under our Credit Facility and we have subsequently borrowed another $34.3 million. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers. As of April 1, 2020, our total remaining available liquidity under our Credit Facility was approximately $50.0 million.

In addition, as of March 24, 2020, we have borrowed £19.0 million under the U.K. A&R Agreement as a precautionary measure to ensure funds are available to meet our obligations in the UK for a substantial period of time in response to the COVID-19 outbreak.

On March 27, 2020, in response to the current business environment as impacted by COVID-19, we announced that we were taking several precautionary measures and adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures we made the decision to temporarily reduce compensation of certain members of senior management and the Board of Directors. In addition, we have furloughed all of our full-time store employees in North America and our store and distribution center employees in the United Kingdom.

As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse affect on our financial position and results of operations.

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A, CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and Board of Directors.
Based on their evaluation as of February 1, 2020, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 1, 2020, our internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein. The report by Ernst & Young LLP is included in Item 8.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B, OTHER INFORMATION
Not applicable.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2020, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Executive Officers of the Registrant” in this report.
We have a code of ethics (the “Code of Ethics”) that applies to all of our directors, officers (including our chief executive officer, chief financial officer and chief accounting officer) and employees. We have made the Code of Ethics available and intend to post any legally required amendments to, or waivers of, such Code of Ethics on our website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

ITEM 11, EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2020, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2020, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 1, 2020 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,800	$—	951,120
Equity compensation plans not approved by security holders	—	—	—
Total	1,800	$—	951,120

(1)	Restricted stock units issued to certain employees at no cost.

(2)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

*	For additional information concerning our equity compensation plans, see the discussion in Note 13 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2020, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2020, to be filed with the Securities and Exchange Commission.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, February 1, 2020 and February 2, 2019
Consolidated Statements of Operations, each of the three fiscal years ended 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2020, 2019 and 2018
Consolidated Statements of Cash Flows, each of the three fiscal years ended 2020, 2019 and 2018
Consolidated Statements of Equity, each of the three fiscal years ended 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2020, 2019 and 2018
All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 91.
Exhibits

(2)	a.
Purchase Agreement dated December 14, 2018, among Hat World, Inc., GCO Canada Inc., Flagg Bros. of Puerto Rico, Inc., Hat World Corporation, Hat World Services Co., Inc., LSG Guam, Inc., Genesco Inc., Fanzzlids Holding, LLC, Fanatics, Inc. and Fanzz Holding, Inc. Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K file December 14, 2018 (File No. 1-3083).*

b.
Asset Purchase Agreement dated December 18, 2019, by and among Genesco Brands NY, LLC, Togast LLC, Togast Direct, LLC, TGB Design, LLC, Quanzhou TGB Footwear Co. Ltd and Anthony LoConte. Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed December 18, 2019 (File No. 1-3083).

(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed November 12, 2015 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
(4)	a.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
	b.	Description of Securities.
(10)	a.
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

d.
Amendment and Restatement Agreement, dated March 19, 2020, between Schuh Limited, as Parent, and others as Borrowers and Guarantors and Lloyds Bank PLC, as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 24, 2020 (File No. 1-3083).

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

g.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083)
h.	Genesco Inc. Third Amended and Restated EVA Incentive Compensation Plan.
i.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
j.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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

s.
Form of Employment Protection Agreement between the Company and certain executive officers dated as of October 30, 2019. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 31, 2019 (File No. 1-3083).

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

u.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).

v.
Jon Caplan Consulting Agreement dated February 1, 2019. Incorporated by reference to Exhibit (10) aa to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (File No. 1-3083).

	w.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	x.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	y.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	z.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
aa.
Transition Agreement, dated as of October 31, 2019, by and between the Company and Robert J. Dennis. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 4, 2019 (File No. 1-3083).

	bb.	Terms and Conditions to Trademark License Agreement dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.*
	cc.	Schedule to Trademark License Agreement (Levi’s® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.*
	dd.	Schedule to Trademark License Agreement (Dockers® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.*
	ee.	Amendment No. 1 to Trademark License Agreement, dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.*
(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 89.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Exhibits (10)e through (10)m, (10)q through (10)v and (10)aa are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.
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
of our reports dated April 1, 2020, with respect to the consolidated financial statements and schedule of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 1, 2020.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 1, 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Melvin G. Tucker

Melvin G. Tucker
Senior Vice President – Finance and
Chief Financial Officer
Date: April 1, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of February, 2020.

/s/Mimi Eckel Vaughn	President, Chief Executive Officer
Mimi Eckel Vaughn	and a Director
(Principal Executive Officer)
/s/Melvin G. Tucker	Senior Vice President – Finance and
Melvin G. Tucker	Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:

Joanna Barsh*	Marty G. Dickens*

James W. Bradford*	Thurgood Marshall, Jr.*

Robert J. Dennis*	Kathleen Mason*

Matthew C. Diamond*	Kevin P. McDermott*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.
and Subsidiaries
Financial Statement Schedule
February 1, 2020

Schedule 2
Genesco Inc.
and Subsidiaries
Valuation and Qualifying Accounts
Year Ended February 1, 2020

(In thousands)	Beginning Balance	Charged to Profit and Loss	Additions (Reductions)	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,894	$133	$(87)	$2,940
Markdown Allowance (1)	$7,019	$1,579	$(3,039)	$5,559
Year Ended February 2, 2019

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,593	$40	$(1,739)	$2,894
Markdown Allowance (1)	$6,498	$4,297	$(3,776)	$7,019
Year Ended February 3, 2018

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,073	$618	$902	$4,593
Markdown Allowance (1)	$5,416	$3,491	$(2,409)	$6,498

(1) Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.