Form 10-Q
period 2020-05-02
GENESCO INC
filed 2020-06-11
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 2, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company; or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 29, 2020, 14,681,969 shares of the registrant's common stock were outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, including those regarding the performance outlook for the Company and our individual businesses (including, without limitation, sales, expenses, margins and earnings) and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding our performance outlook for Fiscal 2021 and beyond, could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, the novel coronavirus disease ("COVID-19") outbreak which began in 2019, our ability to reopen stores, operate stores safely and ensure the safety of customers and employees, whether there is a second wave or periods of increases in the number of COVID-19 cases in locations in which we operate, restrictions on operations imposed by government entities and landlords, changes in public safety and health requirements, our ability to adequately staff our stores, limitations on our ability to provide adequate personal protective equipment to our employees, our ability to maintain social distancing requirements, stores closures and effect on our business as a result of civil disturbances, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, our ability to recognize deferred tax assets, the timing and amount of any share repurchases by us, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of COVID-19, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., weakness in the consumer economy and retail industry, competition and fashion trends in our markets, closure of our stores due to COVID-19 and weakness in traffic at shopping malls and at our stores that are open, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to open additional retail stores and to renew leases in existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to eliminate stranded costs associated with dispositions, our ability to realize anticipated cost savings, including rent savings, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and Item 1A in Part II of this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

We maintain a website at www.genesco.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the Securities and Exchange Commission (“SEC”). The information contained on this website should not be considered to be a part of this or any other report filed with or furnished to the SEC.

                                                PART I - FINANCIAL INFORMATION

                                                Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	May 2, 2020	February 1, 2020	May 4, 2019
Current Assets:
Cash and cash equivalents	$238,574	$81,418	$156,655
Accounts receivable, net of allowances of $5,090 at May 2, 2020,
$2,940 at Feb. 1, 2020 and $2,874 at May 4, 2019	55,259	29,195	33,275
Inventories	391,803	365,269	367,998
Prepaids and other current assets	49,372	32,301	43,116
Total current assets	735,008	508,183	601,044
Property and equipment, net	227,058	238,320	271,320
Operating lease right of use assets	692,489	735,044	769,922
Goodwill	37,497	122,184	93,455
Other intangibles	29,082	36,364	31,168
Deferred income taxes	14,568	19,475	24,043
Other noncurrent assets	19,366	20,908	25,121
Total Assets	1,755,068	1,680,478	1,816,073
Liabilities and Equity
Current Liabilities:
Accounts payable	175,232	135,784	121,655
Accrued employee compensation	10,919	31,579	31,701
Current portion – long-term debt	23,741	—	13,914
Current portion - operating lease liabilities	164,723	142,695	138,758
Other accrued liabilities	54,926	51,382	57,352
Provision for discontinued operations	483	495	484
Total current liabilities	430,024	361,935	363,864
Long-term debt	198,939	14,393	59,762
Long-term operating lease liabilities	615,400	647,949	690,432
Other long-term liabilities	33,202	35,177	37,178
Provision for discontinued operations	1,681	1,681	1,911
Total liabilities	1,279,246	1,061,135	1,153,147
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,009	1,009	1,012
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,171	15,186	17,753
Additional paid-in capital	276,307	274,101	266,455
Retained earnings	243,795	378,572	432,531
Accumulated other comprehensive loss	(42,603)	(31,668)	(36,968)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	475,822	619,343	662,926
Total Liabilities and Equity	$1,755,068	$1,680,478	$1,816,073

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net sales	$279,232	$495,651
Cost of sales	159,088	250,743
Gross margin	120,144	244,908
Selling and administrative expenses	189,042	236,555
Goodwill impairment	79,259	—
Asset impairments and other, net	7,861	(731)
Operating income (loss)	(156,018)	9,084
Other components net periodic benefit cost	(124)	(86)
Interest expense, net:
Interest expense	1,049	848
Interest income	(193)	(1,014)
Total interest expense, net	856	(166)
Earnings (loss) from continuing operations before
income taxes	(156,750)	9,336
Income tax expense (benefit)	(22,126)	2,866
Earnings (loss) from continuing operations	(134,624)	6,470
Loss from discontinued operations, net of tax	(153)	(124)
Net Earnings (Loss)	$(134,777)	$6,346

Basic earnings (loss) per common share:
Continuing operations	$(9.54)	$0.37
Discontinued operations	(0.01)	(0.01)
Net earnings (loss)	$(9.55)	$0.36

Diluted earnings (loss) per common share:
Continuing operations	$(9.54)	$0.36
Discontinued operations	(0.01)	0.00
Net earnings (loss)	$(9.55)	$0.36

Weighted average shares outstanding:
Basic	14,110	17,645
Diluted	14,110	17,850

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net earnings (loss)	$(134,777)	$6,346
Other comprehensive income (loss):
Pension liability adjustments, net of tax	—	55
Postretirement liability adjustments, net of tax	(120)	(167)
Foreign currency translation adjustments	(10,815)	1,080
Total other comprehensive income (loss)	(10,935)	968
Comprehensive income (loss)	$(145,712)	$7,314

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(134,777)	$6,346
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	12,423	12,803
Amortization of deferred note expense and debt discount	130	109
Deferred income taxes	4,905	(2,026)
Provision for accounts receivable	2,468	61
Impairment of intangible assets	84,519	—
Impairment of long-lived assets	3,042	307
Restricted stock expense	2,191	2,239
Other	194	640
Effect on cash from changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(28,775)	(3,699)
Inventories	(30,708)	(1,607)
Prepaids and other current assets	(17,619)	4,156
Accounts payable	58,061	(32,805)
Other accrued liabilities	(15,949)	(22,288)
Other assets and liabilities	32,110	1,028
Net cash used in operating activities	(27,785)	(34,736)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,742)	(6,741)
Proceeds from sale of businesses	—	105,848
Proceeds from asset sales	100	30
Net cash provided by (used in) investing activities	(6,642)	99,137
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(407)
Borrowings under revolving credit facility	214,571	28,357
Payments on revolving credit facility	(6,239)	(19,119)
Share repurchases related to share repurchase program	—	(80,064)
Change in overdraft balances	(17,078)	(4,038)
Other	(48)	—
Net cash provided by (used in) financing activities	191,206	(75,271)
Effect of foreign exchange rate fluctuations on cash	377	170
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157,156	(10,700)
Cash and cash equivalents at beginning of period	81,418	167,355
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238,574	$156,655
Supplemental Cash Flow Information:
Interest paid	$535	$691
Income taxes paid	508	267
Cash paid for amounts included in measurement of operating lease liabilities	13,040	45,877
Operating leased assets obtained in exchange for new operating lease liabilities	8,349	13,632

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	(4,208)
Net earnings	—	—	—	6,346	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	968
Employee and non-employee share-based compensation	—	—	2,239	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	1
Balance May 4, 2019	$1,012	$17,753	$266,455	$432,531	$(36,968)	$(17,857)	$662,926

Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	$1,009	$15,171	$276,307	$243,795	$(42,603)	$(17,857)	$475,822

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2021 ("Fiscal 2021") and of the fiscal year ended February 1, 2020 ("Fiscal 2020"). All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.  The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes for Fiscal 2020, which are contained in our Annual Report on Form 10-K as filed with the SEC on April 1, 2020.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, trask.com and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the Trask brand, the licensed Dockers brand, the licensed Levi's brand, the licensed Bass brand and other brands that we license for footwear.  At May 2, 2020, we operated 1,479 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the Republic of Ireland.

During the three months ended May 2, 2020 and May 4, 2019, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains, e-commerce and catalog operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations, catalog, Trask e-commerce operations and wholesale distribution of products under the Johnston & Murphy® and H.S. Trask® brands; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and Bass® brands, as well as other brands we license for footwear.

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $26.4 million, $8.9 million and $7.7 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively, which is included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were $205.1 million, $59.6 million and $133.2 million in cash equivalents at May 2, 2020, February 1, 2020 and May 4, 2019, respectively.

At May 2, 2020, February 1, 2020 and May 4, 2019, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $0.0 million, $17.1 million and $25.6 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer-specific factors. In the footwear wholesale businesses, one customer accounted for 17%, one customer accounted for 10%, two customers each accounted for 8% and no other customer accounted for more than 6% of our total trade receivables balance as of May 2, 2020.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.4 million and $1.4 million for the first quarters of Fiscal 2021 and Fiscal 2020, respectively.

Retail occupancy costs recorded in selling and administrative expense were $77.2 million and $83.2 million for the first quarters of Fiscal 2021 and Fiscal 2020, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs were $14.5 million and $13.7 million for the first quarters of Fiscal 2021 and Fiscal 2020, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.8 million and $1.9 million for the first quarters of Fiscal 2021 and Fiscal 2020, respectively. During the first three months of Fiscal 2021 and Fiscal 2020, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in net income of $(0.1) million for the first quarter of Fiscal 2021 and a net loss of $0.3 million for the first quarter of Fiscal 2020.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13 guidance related to the disclosure requirements for fair value measurement.  This guidance added, modified and removed certain disclosure requirements related to assets and liabilities recorded at fair value.  This guidance is effective for public business entities for fiscal years and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted.  We adopted this guidance in the first quarter of Fiscal 2021 and it had no impact to our results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. We adopted ASU No. 2016-13 in the first quarter of Fiscal 2021. This guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing or modifying operating models and hours of our retail stores in North America, the United Kingdom and Republic of Ireland both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities, during the first quarter of Fiscal 2021.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over the virus, resulted in material reductions in revenues and operating income during the first quarter of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded a $3.0 million asset impairment charge within asset impairments and other, net on our Condensed Consolidated Statements of Operations during the first quarter ended May 2, 2020.

We also evaluated our goodwill and indefinite-lived intangible assets at the end of our first quarter ended May 2, 2020. Our most recently completed goodwill impairment analyses for Schuh Group as of the first day of the fourth quarter of Fiscal 2020 indicated $8.2 million of excess fair value over its carrying value. Therefore, considering the impact of COVID-19, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million.  In addition, we updated our impairment analysis for other intangible assets considering the impact of COVID-19 and, as a result, recorded a trademark impairment charge of $5.3 million.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

We also evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as COVID-19, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As a result of the impact of COVID-19, in the first quarter of Fiscal 2021, we recorded an additional allowance for doubtful accounts of $2.4 million.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the first quarter of Fiscal 2021, we recorded approximately $1.8 million of inventory reserves as a result of excess inventory due to the temporary closure of our retail stores. Depending on the pace of reopening our stores as well as future customer behavior, among other factors, we may incur additional inventory reserves during Fiscal 2021.

During the first quarter of Fiscal 2021, we withheld rent payments generally correlating with the time period our stores were closed. We continued to recognize rent expense in accordance with the contractual terms.  While we are having ongoing conversations with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, we have not yet confirmed significant concessions for the remainder of the year.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the first quarter ended May 2, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We expect to record additional payroll tax credits from the U.S. and other governments primarily in the second quarter of Fiscal 2021 to offset qualified wages paid to our employees. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our UK jurisdiction of $2.0 million. Further, we excluded the UK tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would increase our income tax expense. Total deferred tax assets as of the end of our first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the COVID-19 pandemic, its economic impact and actions taken in response thereto may result in prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy will likely impact the financial viability of our suppliers, and other business partners, which may interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and will continue to adversely impact our net revenues, operating income and earnings per share financial measures.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Schuh Group	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, February 1, 2020	$84,069	$9,730	$28,385	$122,184
Change in opening balance sheet	—	—	3	3
Impairment	(79,259)	—	—	(79,259)
Effect of foreign currency exchange rates	(4,810)	(621)	—	(5,431)
Balance, May 2, 2020	$—	$9,109	$28,388	$37,497

During the first quarter of Fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization resulting from the COVID-19 pandemic, since the last consideration of indicators of impairment in the fourth quarter of Fiscal 2020 for our Schuh Group reporting unit.  When indicators of impairment are present on an interim basis, we must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred.  In our Fiscal 2020 annual evaluation of goodwill, we determined the Schuh Group reporting unit was valued at approximately $8.2 million in excess of its carrying value.  Due to the identified indicators of impairment in the first quarter of Fiscal 2021, we determined that it was “more likely than not” that an impairment had occurred and performed a full valuation of our Schuh Group reporting unit and reconciled the aggregate fair values of the individual reporting unit to our market capitalization.  Based upon the results of these analyses, we concluded the goodwill attributed to Schuh Group was fully impaired.  As a result, we recorded an impairment charge of $79.3 million in the first quarter of Fiscal 2021.

In addition, as a result of the factors noted above, we evaluated the fair value of our trademarks during the first quarter of Fiscal 2021.  The fair value of trademarks was determined based on the royalty savings approach.  This analysis indicated trademark impairment in our Journeys Group.  As a result, we recorded a trademark impairment of $5.3 million in the first quarter of Fiscal 2021.  This charge is included in asset impairment and other, net in the accompanying Condensed Consolidated Statements of Operations.

Key assumptions included in the estimation of the fair value for goodwill and trademarks include the following:

• Future cash flow assumptions - Future cash flow assumptions include retail sales from our retail store operations and ecommerce retail sales. Sales were based on organic growth and were derived from historical experience and assumptions regarding future growth, including considerations for the impact from the outbreak of the COVID-19 pandemic. Our analysis incorporated an assumed period of cash flows of five to seven years with a terminal value.

• Royalty rate - The royalty rate used to estimate the fair values of our reporting units was 1%  .

• Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each business. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The WACC used to estimate the fair values of our reporting units was within a range of 15% to 17%.

Goodwill Valuation (Schuh Group)

We estimated the fair value of our Schuh reporting unit in the first quarter of Fiscal 2021 using a discounted cash flow method (income approach) weighted 50% and a guideline public company method (market approach) weighted 50%. The key assumptions used under the income approach include the following:

• Future cash flow assumptions - Our projections for the Schuh reporting unit were based on organic growth and were derived from historical experience and assumptions regarding future growth and profitability trends, including considerations for the impact from the outbreak of the COVID-19 pandemic. Our analysis incorporated an assumed period of cash flows of seven years with a terminal value.

• Discount rate - The discount rate was based on an estimated WACC for the reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. We developed our cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Schuh reporting unit was 16%.

The guideline company method involves analyzing transaction and financial data of publicly-traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and comparable companies.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Goodwill and Other Intangible Assets, Continued

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists(1)		Other(2)		Total
(In thousands)	May 2, 2020	Feb. 1, 2020	May 2, 2020	Feb. 1, 2020	May 2, 2020	Feb. 1, 2020	May 2, 2020	Feb. 1, 2020
Gross other intangibles	$24,083	$31,023	$6,483	$6,562	$747	$767	$31,313	$38,352
Accumulated amortization	—	—	(1,572)	(1,509)	(659)	(479)	(2,231)	(1,988)
Net Other Intangibles	$24,083	$31,023	$4,911	$5,053	$88	$288	$29,082	$36,364

(1) Includes $5.1 million for the Togast acquisition.

(2) Includes backlog and vendor contract.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment in the accompanying Condensed Consolidated Balance Sheets, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

We recorded pretax charges of $7.9 million in the first quarter of Fiscal 2021, including $5.3 million for trademark impairment and $3.0 million for retail store asset impairments, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition. We recorded a pretax gain of $(0.7) million in the first quarter of Fiscal 2020, including a gain of $(1.0) million for lease terminations, partially offset by a $0.3 million charge for retail store asset impairments.

Note 5

Inventories

(In thousands)	May 2, 2020	February 1, 2020
Wholesale finished goods	$30,074	$34,271
Retail merchandise	361,729	330,998
Total Inventories	$391,803	$365,269

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at May 2, 2020 and February 1, 2020 are as follows:

Fair Values
(In thousands)	May 2, 2020		February 1, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$198,939	$195,592	$14,393	$14,056
UK Revolver Borrowings	23,741	23,774	—	—

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of May 2, 2020 aggregated by the level in the fair value hierarchy within which those measurements fall:

(In thousands)	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3	Total Losses
Measured as of May 2, 2020	$23,854	$—	$—	$23,854	$3,042

We recorded $3.0 million of impairment charges as a result of the fair value measurement of our long-lived assets held and used during the three months ended May 2, 2020. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7

Long-Term Debt

On March 19, 2020, Schuh Limited ("Schuh") entered into an Amendment and Restatement Agreement (the "U.K. A&R Agreement") with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017.  The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million, bears interest at LIBOR plus 2.2% per annum and expires in September 2020.  The U.K. A&R Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The U.K. A&R Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited.  Pursuant to a Guarantee in favor of Lloyds, Genesco Inc. has guaranteed the obligations of Schuh under the U.K. A&R Agreement on an unsecured basis.

We borrowed $184.6 million under our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us and the lenders party thereto and Bank of America, N.A. as agent (as amended, the “Credit Facility” or the “Credit Agreement”) during the three months ended May 2, 2020.  We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 outbreak.

In addition, as of March 24, 2020, we borrowed £19.0 million ($23.7 million) under the U.K. A&R Agreement as a precautionary measure to ensure funds are available to meet our obligations in the UK for a substantial period of time in response to the COVID-19 outbreak.

(In thousands)	May 2, 2020	February 1, 2020
U.S. revolver borrowings	$198,939	$14,393
U.K. revolver borrowings	23,741	—
Total long-term debt	222,680	14,393
Current portion	(23,741)	—
Total Noncurrent Portion of Long-Term Debt	$198,939	$14,393

The long-term debt balance of $198.9 million bears interest at an average rate of 2.26% and matures in January 2023.

The revolver borrowings outstanding under the Credit Facility at May 2, 2020 were $198.9 million, including $13.6 million (£10.9 million) related to Genesco (UK) Limited and $3.8 million (C$5.4 million) related to GCO Canada Inc.  We had outstanding letters of credit of $9.3 million under the Credit Facility at May 2, 2020. These letters of credit support lease and insurance obligations.

Note 8

Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	Three Months Ended
(Shares in thousands)	May 2, 2020	May 4, 2019
Weighted-average number of shares - basic	14,110	17,645
Common stock equivalents	-	205
Weighted-average number of shares - diluted	14,110	17,850

Due to the loss from continuing operations in the first quarter ended May 2, 2020, share-based awards are excluded from the diluted earnings per share calculation because they would be antidilutive.

Genesco Inc. and Subsidiaries

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

In April 2015, we received from EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York of a former leather tannery operated by us and by other, unrelated parties.  The Notice demanded payment of approximately $2.2 million of response costs claimed by EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, we entered into a settlement agreement with EPA resolving their claim for past response costs in exchange for a payment by us of $1.5 million which was paid in May 2017.  Our environmental insurance carrier has reimbursed us for 75% of the settlement amount, subject to a $500,000 self-insured retention. We do not expect any additional cost related to the matter.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Legal Proceedings and Other Matters, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.5 million as of May 2, 2020, $1.5 million as of February 1, 2020 and $1.8 million as of May 4, 2019.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.1 million in the first quarters of Fiscal 2021 and 2020, respectively.  These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Legal Matters

On May 19, 2017, two former employees of our former Hat World subsidiary filed a putative class and collective action, Chen and Salas v. Genesco Inc., et al., in the U.S. District Court for the Northern District of Illinois alleging violations of the FLSA and certain Illinois and New York wages and hours laws, including, among others, failure to pay overtime to store managers, and also seeking back pay, damages, statutory penalties, and declaratory and injunctive relief.  On March 8, 2018, the court granted us a motion to transfer venue to the U.S. District Court for the Southern District of Indiana.  On March 9, 2018, a former employee of our former Hat World subsidiary filed a putative class action in the Superior Court of the Commonwealth of Massachusetts claiming violations of the Massachusetts Overtime Law, M.G.L.C. 151§1A, by failing to pay overtime to employees classified as store managers, and seeking restitution, an incentive award, treble damages, interest, attorneys’ fees and costs.  We reached an agreement in principle to settle the Chen and Salas and Massachusetts matters for payment of attorneys' fees and administrative costs totaling $0.4 million plus total payments to members of the plaintiff class who opt to participate in the settlement of up to $0.8 million.  The proposed settlement has been approved by the court, the distribution of relief to class members has been completed and remaining expenses have been paid.

Other Matters

In the fourth quarter of Fiscal 2020, the IRS notified us on Letter 226-J, that we may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $4.2 million for the year ended December 31, 2017. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been our policy to offer MEC to all full-time employees and their dependents.  Based on our analysis, we responded to the IRS on January 15, 2020 asserting that we did offer MEC to at least 95% of our full-time employees for each month of 2017 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system.  We are awaiting a response from the IRS and do not believe we have any liability with respect to this matter.  As a result, we did not make an accrual for this matter for the year ended February 1, 2020 or the first quarter ended May 2, 2020.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information

Three Months Ended May 2, 2020 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$168,925	$47,165	$38,849	$24,681	$—	$279,620
Intercompany sales	—	—	—	(388)	—	(388)
Net sales to external customers	$168,925	$47,165	$38,849	$24,293	$—	$279,232
Segment operating income (loss)	$(37,083)	$(15,086)	$(9,584)	$(2,501)	$(4,644)	$(68,898)
Goodwill impairment(1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other(2)	—	—	—	—	(7,861)	(7,861)
Operating income (loss)	(37,083)	(15,086)	(9,584)	(2,501)	(91,764)	(156,018)
Other components of net periodic benefit cost	—	—	—	—	124	124
Interest expense	—	—	—	—	(1,049)	(1,049)
Interest income	—	—	—	—	193	193
Earnings (loss) from continuing operations before income taxes	$(37,083)	$(15,086)	$(9,584)	$(2,501)	$(92,496)	$(156,750)
Total assets(3)	$912,387	$253,171	$187,704	$78,234	$323,572	$1,755,068
Depreciation and amortization	7,453	2,639	1,476	467	388	12,423
Capital expenditures	3,192	1,693	1,677	(28)	208	6,742

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes a $3.0 million charge for asset impairments, which includes $1.2 million in Johnston & Murphy Group, $1.2 million in Schuh Group and $0.6 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

(3) Of our $919.5 million of long-lived assets, $152.9 million and $40.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Three Months Ended May 4, 2019 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$323,972	76,844	$74,734	$20,086	$18	$495,654
Intercompany sales	—	—	—	(3)	—	(3)
Net sales to external customers	$323,972	$76,844	$74,734	$20,083	$18	$495,651
Segment operating income (loss)	$18,976	$(5,428)	$5,106	$429	$(10,730)	$8,353
Asset impairments and other(1)	—	—	—	—	731	731
Operating income (loss)	18,976	(5,428)	5,106	429	(9,999)	9,084
Other components of net periodic benefit cost	—	—	—	—	86	86
Interest expense	—	—	—	—	(848)	(848)
Interest income	—	—	—	—	1,014	1,014
Earnings (loss) from continuing operations before income taxes	$18,976	$(5,428)	$5,106	$429	$(9,747)	$9,336
Total assets(2)	$934,349	388,989	$209,735	$20,918	$262,082	$1,816,073
Depreciation and amortization	7,320	3,099	1,626	148	610	12,803
Capital expenditures	3,967	1,673	862	62	177	6,741

(1) Asset impairments and other includes a $0.3 million charge for asset impairments in Schuh Group.

(2) Total assets for the Schuh Group and Journeys Group include $83.9 million and $9.6 million of goodwill, respectively. Goodwill for Schuh Group increased by $0.6 million and goodwill for Journeys Group decreased by $0.2 million from February 2, 2019, due to foreign currency translation adjustments. Of our $1.04 billion of long-lived assets, $193.4 million and $54.4 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Note 11

Discontinued Operations

As part of the Lids Sports Group sales transaction on February 2, 2019, the Purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business.  The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released.  However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for 36 Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $19.5 million as of May 2, 2020.  We do not believe the fair value of the guarantees is material to our Condensed Consolidated Financial Statements.

Note 12

Subsequent Event

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 to $332.5 million, establish a FILO (first-in, last-out) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity, increase pricing on the revolving loans and modify certain covenant and reporting terms. The Credit Facility will continue to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes equity interests, equipment, and most leasehold interests. The Second Amendment to our Credit Facility added a security interest in certain intellectual property.  The Second Amendment also provides for the potential borrowing base expansion to include real estate once certain real estate assets are added as collateral. In addition, the Second Amendment adds customary real estate covenants to the Credit Facility.  The Credit Facility matures on January 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales decreased 43.7% to $279.2 million for the first quarter of Fiscal 2021 compared to $495.7 million for the same quarter of Fiscal 2020. This sales decrease was driven by the closure of our stores for the second half of the first quarter as a result of the COVID-19 pandemic, lower wholesale sales and lower exchange rates, partially offset by comparable direct sales of 64%.  As a result of the temporary stores closures in response to the COVID-19 pandemic, we have not included first quarter Fiscal 2021 comparable sales, except for comparable direct sales, as we believe that overall net sales is a more meaningful metric during this period.  See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales decreased 48%, Schuh Group sales decreased 39%, Johnston & Murphy Group sales decreased 48%, while Licensed Brands sales increased 21% due to the acquisition of Togast, during the first quarter of Fiscal 2021 compared to the same quarter of Fiscal 2020. Gross margin as a percentage of net sales decreased to 43.0% during the first quarter of Fiscal 2021, compared to 49.4% for the same period last year, reflecting decreased gross margin in all of our business units due primarily to higher shipping and warehouse expenses from the increase in penetration of e-commerce and an increase in inventory reserves at Journeys, higher penetration of sale product at Schuh and more markdowns at Johnston & Murphy. Selling and administrative expenses as a percentage of net sales increased to 67.7% of net sales during the first quarter of Fiscal 2021 from 47.7% for the same quarter of Fiscal 2020, reflecting increased expenses as a percentage of net sales in all of our business units, except Corporate, due to lower sales as a result of the COVID-19 pandemic and responses thereto, but expense in dollars decreased 20% compared to the same period last year. Proactive steps taken at the onset of the COVID-19 pandemic and lower bonus expense drove the reduction in expense.  We reduced selling salaries, occupancy and compensation expense along with many other non-essential expenses compared to the previous year. Operating margin was (55.9)% for the first quarter of Fiscal 2021 compared to 1.8% in the same quarter of Fiscal 2020, reflecting operating losses in all of our business units primarily from disruptions related to the COVID-19 pandemic and the recognition of a $79.3 million non-cash goodwill impairment charge.

Significant Developments

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs, including:

•	On March 18, 2020, we temporarily closed our North American retail stores.
•

On March 19, 2020, we borrowed $150.0 million under our Credit Facility and have subsequently borrowed another $34.6 million. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers.

•

On March 19, 2020, Schuh entered into the U.K. A&R Agreement with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million, bears interest at LIBOR plus 2.2% per annum and expires in September 2020. The U.K. A&R Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The U.K. A&R Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds, the Company has guaranteed the obligations of Schuh under the U.K. A&R Agreement on an unsecured basis.

•	On March 23, 2020, we temporarily closed our stores in the United Kingdom and Republic of Ireland.
•

On March 26, 2020, we temporarily closed our UK e-commerce business. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices.

•

On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation for the executive team and select employees and reduced the cash compensation for our Board of Directors. In addition, we furloughed all of our fulltime store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers, which represented a reduction of our workforce by 90%.

•	We have extended payment terms with suppliers, managed inventory by reducing future receipts and reduced planned capital expenditures by over 50%.

•

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 to $332.5 million, establish a FILO (first-in, last-out) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity.

As of June 6, 2020, we are currently operating in close to 1,000 locations, including more than 900 Journeys, more than 80 Johnston & Murphy and a few Schuh locations, and anticipate reopening close to 85% of all stores by the end of June.

All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including requiring employees to wear masks, providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact.

As a result of the economic and business impact of the COVID-19 pandemic, we revised certain accounting estimates and judgments as discussed in the following paragraphs. Given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations

The changes made in our operations, combined with temporary store closures and reduced customer traffic due to concerns over the virus, resulted in material reductions in revenues and operating income during the first quarter of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded a retail store asset impairment charge of $3.0 million reflected in asset impairments and other, net on our Condensed Consolidated Statements of Operations during our first quarter ended May 2, 2020.

We also evaluated our goodwill and indefinite-lived intangible assets at the end of our first quarter ended May 2, 2020. Our most recently completed goodwill impairment analysis for Schuh Group as of the first day of the fourth quarter of Fiscal 2020 indicated $8.2 million of excess fair value over its carrying value. Therefore, considering the impact of the COVID-19 pandemic, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million.  In addition, we updated our impairment analysis for other intangible assets considering the impact of the COVID-19 pandemic, and as a result, recorded a trademark impairment charge of $5.3 million.

We also evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as the COVID-19 pandemic and responses thereto, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As a result of the impact of the COVID-19 pandemic, in the first quarter of Fiscal 2021, we recorded an additional allowance for doubtful accounts of $2.4 million.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the first quarter of Fiscal 2021, we recorded approximately $1.8 million of inventory reserves as a result of excess inventory due to the temporary closure of our retail stores. Depending on the pace of reopening our stores as well as future customer behaviors, among other factors, we may incur additional inventory reserves during Fiscal 2021.

During the first quarter of Fiscal 2021, we withheld rent payments generally correlating with the time period our stores were closed in response to the COVID-19 pandemic. We continued to recognize rent expense in accordance with the contractual terms of our leases.  While we are having ongoing conversations with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, we have not yet confirmed significant concessions for the remainder of the year.

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the first quarter ended May 2, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We expect to record additional payroll tax credits from the U.S. and other governments primarily in our fiscal second quarter to offset qualified wages paid to our employees. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our UK jurisdiction of $2.0 million. Further, we excluded the UK tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for

Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would increase our income tax expense. Total deferred tax assets as of the first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.

Asset Impairment and Other Charges

We recorded pretax charges of $7.9 million in the first quarter of Fiscal 2021 for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2020.

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including selling salaries, store supplies, rent, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. As a result of our store closures in response to the COVID-19 pandemic, we have not included a discussion of first quarter Fiscal 2021 retail comparable sales as we believe that overall net sales is a more meaningful metric during this period.

Results of Operations - First Quarter Fiscal 2021 Compared to First Quarter Fiscal 2020

Our net sales in the first quarter ended May 2, 2020 decreased 43.7% to $279.2 million compared to $495.7 million in the first quarter ended May 4, 2019, reflecting decreased net sales in all of our business units primarily from disruptions related to the COVID-19 pandemic, partially offset by comparable direct sales of 64%. Gross margin decreased 50.9% to $120.1 million in the first quarter of Fiscal 2021 from $244.9 million in the same period last year, and decreased as a percentage of net sales from 49.4% to 43.0%, reflecting decreased gross margin in all of our business units. Selling and administrative expenses in the first quarter of Fiscal 2021 decreased 20.1% but increased as a percentage of net sales from 47.7% to 67.7%, reflecting increased expenses as a percentage of net sales in all of our business units, except Corporate, due to lower sales as a result of the COVID-19 pandemic. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss from continuing operations before income taxes (“pretax loss”) for the first quarter ended May 2, 2020 was $(156.8) million compared to earnings from continuing operations before income taxes (“pretax earnings”) of $9.3 million for the first quarter ended May 4, 2019. The pretax loss for the first quarter ended May 2, 2020 included a goodwill impairment charge of $79.3 million and an asset impairment and other charge of $7.9 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition. Pretax earnings for the first quarter ended May 4, 2019 included an asset impairment and other gain of $(0.7) million for lease terminations, partially offset by retail store asset impairments.

The net loss for the first quarter ended May 2, 2020 was $(134.8) million, or ($9.55) diluted loss per share compared to net earnings of $6.3 million, or $0.36 diluted earnings per share for the first quarter ended May 4, 2019. We recorded an effective income tax rate of 14.1% and 30.7% in the first quarter of Fiscal 2021 and Fiscal 2020, respectively. The tax rate for the first quarter of Fiscal 2021 is lower than last year due primarily to the non-deductibility of the goodwill impairment charge as well as the inability to recognize a tax benefit for certain foreign losses.

Journeys Group

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(dollars in thousands)
Net sales	$168,925	$323,972	(47.9)%
Operating income (loss)	$(37,083)	$18,976	NM
Operating margin	(22.0)%	5.9%

Net sales from Journeys Group decreased 47.9% to $168.9 million for the first quarter ended May 2, 2020, compared to $324.0 million for the same period last year, due primarily to the disruption related to the COVID-19 pandemic. Journeys Group operated 1,171 stores at the end of the first quarter of Fiscal 2021, including 233 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada, compared to 1,188 stores at the end of the first quarter last year, including 239 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada.

Journeys Group had an operating loss of $(37.1) million for the first quarter ended May 2, 2020 compared to operating income of $19.0 million for the first quarter ended May 4, 2019. The operating loss for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and inventory reserves and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the disruption related to the COVID-19 pandemic.

Schuh Group

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(dollars in thousands)
Net sales	$47,165	$76,844	(38.6)%
Operating loss	$(15,086)	$(5,428)	NM
Operating margin	(32.0)%	(7.1)%

Net sales from Schuh Group decreased 38.6% to $47.2 million for the first quarter ended May 2, 2020, compared to $76.8 million for the first quarter ended May 4, 2019, due primarily to the disruption related to the COVID-19 pandemic. Schuh Group operated 127 stores at the end of the first quarter of Fiscal 2021, compared to 136 stores at the end of the first quarter last year.

Schuh Group had an operating loss of $(15.1) million for the first quarter ended May 2, 2020 compared to $(5.4) million for the first quarter ended May 4, 2019. The increase in operating loss this year reflects (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and a higher penetration of sale product and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the disruption related to the COVID-19 pandemic.

Johnston & Murphy Group

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(dollars in thousands)
Net sales	$38,849	$74,734	(48.0)%
Operating income (loss)	$(9,584)	$5,106	NM
Operating margin	(24.7)%	6.8%

Johnston & Murphy Group net sales decreased 48.0% to $38.8 million for the first quarter ended May 2, 2020 from $74.7 million for the first quarter ended May 4, 2019, due primarily to the disruption related to the COVID-19 pandemic.  Unit sales for the Johnston & Murphy wholesale business decreased 47% in the first quarter of Fiscal 2021, while the average price per pair of shoes increased 1% for the same period. Retail operations accounted for 71.9% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2021, down from 72.6% in the first quarter last year. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2021 was 181 stores, including eight stores in Canada, compared to 180 stores, including eight stores in Canada, at the end of the first quarter of Fiscal 2020.

Johnston & Murphy Group had an operating loss of $(9.6) million for the first quarter ended May 2, 2020 compared to operating income of $5.1 million for the same period last year. The decrease was due primarily to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased shipping and warehouse expense from higher e-commerce sales and markdowns and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the disruption related to the COVID-19 pandemic.

Licensed Brands

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(dollars in thousands)
Net sales	$24,293	$20,083	21.0%
Operating income (loss)	$(2,501)	$429	NM
Operating margin	(10.3)%	2.1%

Licensed Brands' net sales increased 21.0% to $24.3 million for the first quarter ended May 2, 2020, from $20.1 million for the same period last year, reflecting primarily increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear. Unit sales for Dockers footwear decreased 51% for the first quarter of Fiscal 2021, as a result of the COVID-19 pandemic, while the average price per pair of Dockers shoes increased 3% compared to the same period last year.

Licensed Brands' operating loss was $(2.5) million for the first quarter of Fiscal 2021 compared to operating income of $0.4 million for the first quarter of Fiscal 2020. The decrease was due primarily to decreased gross margin as a percentage of net sales and increased selling and administrative expenses as a percentage of net sales due primarily to the disruption related to the COVID-19 pandemic.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter ended May 2, 2020 was $12.5 million compared to $10.0 million for first quarter ended May 4, 2019. Corporate expense in the first quarter of Fiscal 2021 included a $7.9 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earnout related to the Togast acquisition. Corporate expense in the first quarter of Fiscal 2020 included a $(0.7) million gain in asset impairment and other charges for a gain on lease terminations, partially offset by retail store asset impairments. Corporate expenses, excluding asset impairment and other charges, decreased 57% reflecting primarily decreased bonus expenses.

Net interest expense increased to $0.9 million in the first quarter of Fiscal 2021 compared to net interest income of $0.2 million for the first quarter of Fiscal 2020 reflecting decreased average short-term investments and increased average borrowings in the first quarter this year.

Liquidity and Capital Resources

The impacts of the COVID-19 pandemic have adversely affected our results of operations and cash flows.  In response to the business disruption caused by the COVID-19 pandemic, we have taken actions described above in the “COVID-19 Update” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth certain financial data at the dates indicated.

	May 2, 2020	February 1, 2020	May 4, 2019
	(dollars in millions)
Cash and cash equivalents	$238.6	$81.4	$156.7
Working capital	$305.0	$146.2	$237.2
Long-term debt (including current portion)	$222.7	$14.4	$73.7

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year, but the disruption from the COVID-19 pandemic has had a material impact on our working capital during the first quarter of Fiscal 2021.

	Three Months Ended
Cash flow changes:	May 2, 2020	May 4, 2019	Increase (Decrease)
	(dollars in millions)
Net cash used in operating activities	$(27.8)	$(34.7)	$6.9
Net cash provided by (used in) investing activities	(6.6)	99.1	(105.7)
Net cash provided by (used in) financing activities	191.2	(75.3)	266.5
Effect of foreign exchange rate fluctuations on cash	0.4	0.2	0.2
Increase (decrease) in cash and cash equivalents	$157.2	$(10.7)	$167.9

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $6.9 million lower for the three months ended May 2, 2020 compared to the same period last year, reflecting primarily the following factors:

•	a $90.9 million increase in cash flow from changes in accounts payable reflecting longer payment terms and changes in buying patterns;
•	a $31.1 million increase in cash flow from changes in other assets and liabilities reflecting no significant rent payments during March and April this year; partially offset by

•

a $29.1 million decrease in cash flow from changes in inventory reflecting primarily increased inventory at Journeys Group, partially offset by a reduction in Johnston & Murphy Wholesale and Licensed Brands inventory on a year over year basis;

•

a $25.1 million decrease in cash flow from changes in accounts receivable due to growth in wholesale receivables related to the Togast acquisition, delayed terms for our Johnston & Murphy and Licensed Brands receivables as a result of the COVID-19 pandemic and additional receivables related to the CARES Act in the U.S. and government relief provided in the U.K.; and

•	a $21.8 million decrease in cash flow from changes in prepaids and other current assets reflecting increased prepaid income taxes when compared to the prior year.

Cash provided by investing activities was $105.7 million lower for the three months ended May 2, 2020 reflecting primarily the receipt of proceeds from the sale of Lids Sports Group in the prior year.

Cash provided by financing activities was $266.5 million higher for the three months ended May 2, 2020 reflecting primarily additional revolver borrowings in the first quarter this year as a result of the COVID-19 pandemic and share repurchases last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 7, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2020, Item 1, Note 7 “Long-Term Debt”, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 12, “Subsequent Event” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the three months ended May 2, 2020, we have borrowed $184.6 million under our Credit Facility and $23.7 million (£19.0 million) on our U.K. A&R Agreement. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers. We intend to hold the proceeds from the Credit Facility borrowings on our Consolidated Balance Sheets and, in accordance with the terms of the Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes as permitted by the Credit Agreement.  In addition, on June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments for the revolving loans from $275.0 million to $332.5 million, establish a FILO (first-in, last-out) tranche of indebtedness of $17.5 million, for $350.0 million total capacity, increase pricing on the revolving loans and modify certain covenant and reporting terms.  See Note 12, "Subsequent Event", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.  We also made no significant rent payments and continued to extend payment terms in May 2020.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2021, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the U.K. A&R Agreement will be sufficient to support our near-term liquidity.

Contractual Obligations

Our contractual obligations at May 2, 2020 increased approximately 5% compared to February 1, 2020 due to increased long-term debt, partially offset by decreases in purchase obligations and operating leases.

Capital Expenditures

Total capital expenditures in Fiscal 2021 are expected to be approximately $30 million. These include retail capital expenditures of approximately $13 million to open approximately eight Journeys stores, three Journeys Kidz stores, one Schuh store and three Johnston & Murphy shops and factory stores and to complete approximately 24 major store renovations. Additionally, we expect capital expenditures of approximately $13 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The amount of capital expenditures in Fiscal 2021 for wholesale operations and other purposes is expected to be approximately $4 million, including approximately $3 million for new systems.

Common Stock Repurchases

We did not repurchase any shares during the three months ended May 2, 2020.  We have $89.7 million remaining as of May 2, 2020 under our current $100.0 million share repurchase authorization.  We repurchased 1,809,112 shares for $80.0 million during the three months ended May 4, 2019 under a prior share repurchase authorization.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 9, "Legal Proceedings and Other Matters", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the three months ended May 2, 2020 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.  There have been no material changes to our exposure to market risks from those disclosed in the Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is made known to the officers who certify our financial reports and to other members of senior management. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives.

Based on their evaluation as of May 2, 2020, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Note 9 of our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

You should carefully consider the risk factors below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are experiencing a material disruption to our business as a result of COVID-19 and our sales, supply chain and financial results have been, and may continue to be, significantly adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which might impact our wholesale and retail demand and supply chain. On March 18, 2020, we temporarily closed all of our North American stores, on March 23, 2020, we temporarily closed all our stores in the United Kingdom and Republic of Ireland and on March 26, 2020, we closed temporarily our e-commerce business in the UK in response to the COVID-19 pandemic. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices. On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation of certain members of senior management and the Board of Directors. In addition, we furloughed all of our full-time store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. Our wholesale partner stores have also closed or substantially reduced operating hours. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders, but there is significant uncertainty around the breadth and severity of business disruptions related to the COVID-19 pandemic, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers, and appropriate associate staffing levels for our stores as they re-open. The duration of the temporary closures and furloughs and their impact over the longer term are uncertain and cannot be predicted at this time, but we have already experienced significant declines in net sales and net earnings (loss). The effects of the pandemic depend on future developments outside our control such as the spread of the disease and the effectiveness of containment efforts. Even if the pandemic does not continue for an extended period, our business could be materially adversely affected by several additional factors related to the pandemic, including the following:

•

The effects of the COVID-19 pandemic on the economy, including a prolonged recession and the continued deterioration of economic conditions in the United States, could result in customers having less disposable income which could lead to reduced sales of our products;

•

To the extent that our target customer demographic is disproportionately impacted by continued significant unemployment or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected;

•	The effects of COVID-19 could delay inventory production and fulfillment and our release or delivery of new product offerings or require us to make unexpected changes to our offerings;
•

“Shelter in Place”, “stay-at-home” orders and other similar mandated or suggested isolation protocols have disrupted, and could continue to disrupt, not only our brick and mortar operations but our e-commerce operations as well, particularly where employees are not able to report to work or perform their work from home and where state and local orders have required us to close stores, or there has been a reduction in store traffic and customer demand;

•

Our business is dependent on sales in our brick and mortar locations, which have a high fixed cost component.  The impact of the pandemic may have shifted consumer demand to digital, and we may not be able to reduce our fixed costs in the near term or scale our e-commerce business quickly enough to meet demand, particularly if the mix of online and in-store demand does not return to historical levels;

•	While we are making efforts to reduce operating costs and conserve cash, we may not be successful in doing so;
•

We are undertaking discussions with our landlords and other vendors to obtain rent and other relief, and while we have had some success in the past, there are no assurances that we will be successful in these endeavors in the future. As a result, we may be subject to litigation or other claims;

•

We borrowed $184.6 million under our Credit Facility and £19.0 million on our U.K. A&R Agreement in March 2020, but that amount may not be adequate to provide necessary liquidity at the parent or subsidiary level if the pandemic continues for an extended period of time, and we may not have access to additional sources of capital;

•

After the pandemic has subsided, fear of COVID-19, re-occurrence of the outbreak or another pandemic or crisis could cause customers to avoid public places where our stores are located such as malls, outlets, and airports;

•	We have been forced to reduce our workforce, and as a result, there may be obstacles and delays in reopening stores as we may have to hire and train a substantial number of new employees;
•	We could experience incremental costs associated with efforts to mitigate the effects of the COVID-19 pandemic, including increased freight and logistics costs and other expenses; and
•

We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

COVID-19 has also had a significant impact on China, India, Vietnam and other countries. We rely upon the facilities of our third-party manufacturers in many countries to support our business. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of China and other countries. As a result of the COVID-19 pandemic and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

As permitted by the CARES Act, we have deferred payroll and other tax payments and plan to apply for employer payroll tax credits. We continue to review and may seek other available benefits under CARES Act. We cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may impose additional conditions and restrictions on our operations and the benefits may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Risk Factors under Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on April 1, 2020, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third party delivery service providers, our ability to access to adequate quantities of product and materials, tariffs, and regulatory restrictions.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations are subject to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate, and our ability to operate in certain markets. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, increase in fuel prices, and the economic consequences of pandemics, natural disasters, military action, riots, civil insurrection or social unrest, looting, protests, strikes, street demonstrations or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change. Any future events arising as a result of terrorist activity or other world events may have a material adverse impact on our business, including the demand for and our ability to source products and damage to our physical stores, and consequently on our results of operations and financial condition.

Item 6. Exhibits

Exhibit Index
(10.1)	Second Amendment to Fourth Amended and Restated Credit Agreement, dated June 5, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 9, 2020 (File No. 1-3083).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Melvin G. Tucker
Melvin G. Tucker
Senior Vice President and Chief Financial Officer

Date: June 11, 2020