Form 10-Q
period 2020-08-01
GENESCO INC
filed 2020-09-10
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 1, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 28, 2020, 14,993,755 shares of the registrant's common stock were outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, including those regarding the performance outlook for the Company and our individual businesses (including, without limitation, sales, expenses, margins and earnings) and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding our performance outlook for Fiscal 2021 and beyond, could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, the novel coronavirus disease ("COVID-19") outbreak which began in 2019, our ability to keep stores open, operate stores safely and ensure the safety of customers and employees, whether there are periods of increases in the number of COVID-19 cases in locations in which we operate, further closures of stores due to COVID-19, weakness in store and shopping mall traffic, restrictions on operations imposed by government entities and landlords, changes in public safety and health requirements, our ability to adequately staff our stores, limitations on our ability to provide adequate personal protective equipment to our employees, our ability to maintain social distancing requirements, stores closures and effect on our business as a result of civil disturbances, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, our ability to recognize deferred tax assets, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of COVID-19, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the markets in which we operate., weakness in the consumer economy and retail industry, competition and fashion trends in our markets, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers,  retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to renew leases in existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to eliminate stranded costs associated with dispositions, our ability to realize anticipated cost savings, including rent savings, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us.

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

                                                PART I - FINANCIAL INFORMATION

                                                Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	August 1, 2020	February 1, 2020	August 3, 2019
Current Assets:
Cash and cash equivalents	$299,144	$81,418	$57,965
Accounts receivable, net of allowances of $5,485 at August 1, 2020,
$2,940 at Feb. 1, 2020 and $2,462 at August 3, 2019	54,793	29,195	26,626
Inventories	365,267	365,269	444,706
Prepaids and other current assets	58,454	32,301	45,040
Total current assets	777,658	508,183	574,337
Property and equipment, net	220,458	238,320	261,924
Operating lease right of use assets	670,323	735,044	754,537
Goodwill	37,931	122,184	87,126
Other intangibles	30,008	36,364	29,559
Deferred income taxes	12,443	19,475	23,185
Other noncurrent assets	21,207	20,908	24,859
Total Assets	1,770,028	1,680,478	1,755,527
Liabilities and Equity
Current Liabilities:
Accounts payable	178,541	135,784	157,822
Accrued employee compensation	12,237	31,579	32,552
Current portion – long-term debt	24,860	—	14,896
Current portion - operating lease liabilities	199,392	142,695	141,233
Other accrued liabilities	75,381	51,382	54,439
Provision for discontinued operations	429	495	520
Total current liabilities	490,840	361,935	401,462
Long-term debt	186,049	14,393	60,244
Long-term operating lease liabilities	593,723	647,949	671,047
Other long-term liabilities	36,871	35,177	36,307
Provision for discontinued operations	1,681	1,681	1,846
Total liabilities	1,309,164	1,061,135	1,170,906
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,009	1,009	1,010
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,482	15,186	16,345
Additional paid-in capital	278,254	274,101	268,882
Retained earnings	223,536	378,572	364,396
Accumulated other comprehensive loss	(39,560)	(31,668)	(48,155)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	460,864	619,343	584,621
Total Liabilities and Equity	$1,770,028	$1,680,478	$1,755,527

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$391,217	$486,573	$670,449	$982,224
Cost of sales	224,217	250,040	383,305	500,783
Gross margin	167,000	236,533	287,144	481,441
Selling and administrative expenses	187,261	231,796	376,303	468,351
Goodwill impairment	—	—	79,259	—
Asset impairments and other, net	1,733	1,775	9,594	1,044
Operating income (loss)	(21,994)	2,962	(178,012)	12,046
Other components net periodic benefit income	(182)	(93)	(306)	(179)
Interest expense, net:
Interest expense	1,965	835	3,014	1,683
Interest income	(47)	(488)	(240)	(1,502)
Total interest expense, net	1,918	347	2,774	181
Earnings (loss) from continuing operations before
income taxes	(23,730)	2,708	(180,480)	12,044
Income tax expense (benefit)	(4,806)	1,915	(26,932)	4,781
Earnings (loss) from continuing operations	(18,924)	793	(153,548)	7,263
Loss from discontinued operations, net of tax	(112)	(216)	(265)	(340)
Net Earnings (Loss)	$(19,036)	$577	$(153,813)	$6,923

Basic earnings (loss) per common share:
Continuing operations	$(1.33)	$0.05	$(10.86)	$0.43
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings (loss)	$(1.34)	$0.04	$(10.87)	$0.41

Diluted earnings (loss) per common share:
Continuing operations	$(1.33)	$0.05	$(10.86)	$0.43
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings (loss)	$(1.34)	$0.04	$(10.87)	$0.41

Weighted average shares outstanding:
Basic	14,179	15,959	14,145	16,802
Diluted	14,179	16,028	14,145	16,939

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net earnings (loss)	$(19,036)	$577	$(153,813)	$6,923
Other comprehensive income (loss):
Pension liability adjustments, net of tax	—	51	—	106
Postretirement liability adjustments, net of tax	(156)	(166)	(276)	(333)
Foreign currency translation adjustments	3,199	(11,072)	(7,616)	(9,992)
Total other comprehensive income (loss)	3,043	(11,187)	(7,892)	(10,219)
Comprehensive loss	$(15,993)	$(10,610)	$(161,705)	$(3,296)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	August 1, 2020	August 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(153,813)	$6,923
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	24,210	25,118
Amortization of deferred note expense and debt discount	397	217
Deferred income taxes	7,129	(1,285)
Provision for accounts receivable	3,038	91
Impairment of intangible assets	84,519	—
Impairment of long-lived assets	4,782	1,038
Restricted stock expense	4,449	4,868
Other	430	1,241
Effect on cash from changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(28,541)	2,594
Inventories	(1,111)	(82,091)
Prepaids and other current assets	(26,384)	1,658
Accounts payable	55,678	20,864
Other accrued liabilities	4,516	(19,661)
Other assets and liabilities	67,304	317
Net cash provided by (used in) operating activities	46,603	(38,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,642)	(13,251)
Other investing activities	—	23
Proceeds from sale of businesses	—	98,677
Proceeds from asset sales	100	30
Net cash provided by (used in) investing activities	(10,542)	85,479
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(789)
Borrowings under revolving credit facility	214,821	49,832
Payments on revolving credit facility	(20,239)	(37,203)
Share repurchases related to share repurchase program	—	(145,361)
Restricted shares withheld for taxes	(1,224)	(2,209)
Change in overdraft balances	(13,019)	(20,218)
Additions to deferred note cost	(1,087)	—
Net cash provided by (used in) financing activities	179,252	(155,948)
Effect of foreign exchange rate fluctuations on cash	2,412	(813)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,725	(109,390)
Cash and cash equivalents at beginning of period	81,418	167,355
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,143	$57,965
Supplemental Cash Flow Information:
Interest paid	$2,171	$1,507
Income taxes paid	3,784	3,794
Cash paid for amounts included in measurement of operating lease liabilities	25,795	91,769
Right of use assets obtained in exchange for new operating lease liabilities	15,216	34,954

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	(4,208)
Net earnings	—	—	—	6,346	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	968
Employee and non-employee share-based compensation	—	—	2,239	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	1
Balance May 4, 2019	1,012	17,753	266,455	432,531	(36,968)	(17,857)	662,926
Net earnings	—	—	—	577	—	—	577
Other comprehensive loss	—	—	—	—	(11,187)	—	(11,187)
Employee and non-employee restricted stock	—	—	2,629	—	—	—	2,629
Shares repurchased	—	(1,611)	—	(66,503)	—	—	(68,114)
Restricted stock issuance	—	285	(285)	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,209)	—	—	(2,209)
Other	(2)	(26)	27	—	—	—	(1)
Balance August 3, 2019	$1,010	$16,345	$268,882	$364,396	$(48,155)	$(17,857)	$584,621

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	1,009	15,171	276,307	243,795	(42,603)	(17,857)	475,822
Net earnings	—	—	—	(19,036)	—	—	(19,036)
Other comprehensive earnings	—	—	—	—	3,043	—	3,043
Employee and non-employee restricted stock	—	—	2,258	—	—	—	2,258
Restricted stock issuance	—	461	(461)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(1,223)	—	—	(1,223)
Other	—	(86)	86	—	—	—	—
Balance August 1, 2020	$1,009	$15,482	$278,254	$223,536	$(39,560)	$(17,857)	$460,864

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers brand, the licensed Levi's brand, the licensed Bass brand and other brands that we license for footwear.  At August 1, 2020, we operated 1,476 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the ROI.

During the three and six months ended August 1, 2020 and August 3, 2019, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and Bass® brands, as well as other brands we license for footwear.

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $42.2 million, $8.9 million and $10.8 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively, which is included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were $241.1 million, $59.6 million and $17.5 million in cash equivalents at August 1, 2020, February 1, 2020 and August 3, 2019, respectively.

At August 1, 2020, February 1, 2020 and August 3, 2019, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $4.1 million, $17.1 million and $9.4 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer-specific factors. In the footwear wholesale businesses, one customer accounted for 19%, one customer accounted for 15%, one customer accounted for 13% and no other customer accounted for more than 7% of our total trade receivables balance as of August 1, 2020.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.2 million and $1.3 million for the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and $4.6 million and $2.7 million for the first six months of Fiscal 2021 and Fiscal 2020, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Retail occupancy costs recorded in selling and administrative expense were $71.5 million and $85.9 million for the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and $148.7 million and $169.1 million for the first six months of Fiscal 2021 and Fiscal 2020, respectively.

Advertising Costs

Advertising costs were $14.1 million and $16.5 million for the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and $28.6 million and $30.2 million for the first six months of Fiscal 2021 and Fiscal 2020, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.9 million and $2.3 million for the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and $2.7 million and $4.2 million for the first six months of Fiscal 2021 and Fiscal 2020, respectively.  During the first six months of Fiscal 2021 and Fiscal 2020, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in net income of $(0.4) million and $(0.2) million for the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and net income of $(0.5) million for the first six months of Fiscal 2021 and a net loss of $0.1 million for the first six months of Fiscal 2020.

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

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing or modifying operating models and hours of our retail stores in North America, the United Kingdom and ROI both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities, during the first and second quarters of Fiscal 2021.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over COVID-19, resulted in material reductions in revenues and operating income during the first and second quarters of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded a $3.0 million and $1.7 million asset impairment charge within asset impairments and other, net on our Condensed Consolidated Statements of Operations during the quarters ended May 2, 2020 and August 1, 2020, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

We evaluated our goodwill and indefinite-lived intangible assets at the end of the quarters ended May 2, 2020 and August 1, 2020. Our goodwill impairment analyses for Schuh Group completed as of the first day of the fourth quarter of Fiscal 2020 indicated $8.2 million of excess fair value over its carrying value. Therefore, considering the impact of COVID-19, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets considering the impact of COVID-19 and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.  There were no impairment indicators for the quarter ended August 1, 2020.

We evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as COVID-19, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As a result of the impact of COVID-19, we recorded additional bad debt expense of $2.4 million and $0.7 million during the quarters ended May 2, 2020 and August 1, 2020, respectively.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the quarters ended May 2, 2020 and August 1, 2020, we recorded approximately $1.8 million and $2.5 million, respectively, of incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on the pace of reopening our stores as well as future customer behavior, among other factors, we may incur additional inventory reserve provisions during Fiscal 2021.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a significant number of negotiations remain ongoing.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020 and August 1, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million and $3.8 million on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.  Other foreign governmental packages also provided relief from property taxes of approximately $1.6 million and $3.9 million in the quarters ended May 2, 2020 and August 1, 2020, respectively.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our UK jurisdiction of $2.0 million. Further, we excluded the UK tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would decrease our income tax benefit. Total deferred tax assets, net of valuation allowances, as of the end of our first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.  Total deferred tax assets as of August 1, 2020 were approximately $12.4 million, of which approximately $1.0 million related to foreign jurisdictions.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the COVID-19 pandemic, its economic impact and actions taken in response thereto may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which may interrupt our supply chain, limit our ability to collect receivables and require

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

other changes to our operations. These and other factors have and will continue to adversely impact our net revenues, operating income and earnings per share financial measures.

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Schuh Group	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, February 1, 2020	$84,069	$9,730	$28,385	$122,184
Change in opening balance sheet	—	—	(55)	(55)
Impairment	(79,259)	—	—	(79,259)
Effect of foreign currency exchange rates	(4,810)	(129)	—	(4,939)
Balance, August 1, 2020	$—	$9,601	$28,330	$37,931

During the first quarter of Fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization resulting from the COVID-19 pandemic, since the last consideration of indicators of impairment in the fourth quarter of Fiscal 2020 for our Schuh Group reporting unit.  When indicators of impairment are present on an interim basis, we must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred.  In our Fiscal 2020 annual evaluation of goodwill, we determined the Schuh Group reporting unit was valued at approximately $8.2 million in excess of its carrying value.  Due to the identified indicators of impairment in the first quarter of Fiscal 2021, we determined that it was “more likely than not” that an impairment had occurred and performed a full valuation of our Schuh Group reporting.  Based upon the results of these analyses, we concluded the goodwill attributed to Schuh Group was fully impaired.  As a result, we recorded an impairment charge of $79.3 million in the first quarter of Fiscal 2021.

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

The guideline company method involves analyzing transaction and financial data of publicly traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and comparable companies.

Trademark Valuation

In addition, as a result of the factors noted above, we evaluated the fair value of our trademarks during the first quarter of Fiscal 2021.  The fair value of trademarks was determined based on the royalty savings approach.  This analysis indicated trademark impairment in our Journeys Group and Johnston & Murphy Group.  As a result, we recorded a trademark impairment of $5.3 million in the first quarter of Fiscal 2021.  This charge is included in asset impairment and other, net in the accompanying Condensed Consolidated Statements of Operations.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Goodwill and Other Intangible Assets, Continued

Key assumptions included in the estimation of the fair value for trademarks include the following:

• Future cash flow assumptions - Future cash flow assumptions include retail sales from our retail store operations and ecommerce retail sales. Sales were based on organic growth and were derived from historical experience and assumptions regarding future growth, including considerations for the impact from the outbreak of the COVID-19 pandemic. Our analysis incorporated an assumed period of cash flows of five years with a terminal value.

• Royalty rate - The royalty rate used to estimate the fair values of our reporting units’ trademarks was 1%.

• Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each business. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The WACC used to estimate the fair values of our reporting units’ trademarks was 15%.

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists(1)		Other(2)		Total
(In thousands)	Aug. 1, 2020	Feb. 1, 2020	Aug. 1, 2020	Feb. 1, 2020	Aug. 1, 2020	Feb. 1, 2020	Aug. 1, 2020	Feb. 1, 2020
Gross other intangibles	$25,239	$31,023	$6,548	$6,562	$763	$767	$32,550	$38,352
Accumulated amortization	—	—	(1,779)	(1,509)	(763)	(479)	(2,542)	(1,988)
Net Other Intangibles	$25,239	$31,023	$4,769	$5,053	$—	$288	$30,008	$36,364

(1) Includes $5.1 million for the acquisition of substantially all the assets and the assumption of certain liabilities of Togast LLC, Togast Direct,LLC and TGB Design, LLC (collectively, “Togast”).

(2) Includes backlog and vendor contract.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment in the accompanying Condensed Consolidated Balance Sheets, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

We recorded pretax charges of $1.7 million in the second quarter of Fiscal 2021 for retail store asset impairments.  We recorded pretax charges of $9.6 million in the first six months of Fiscal 2021, including $5.3 million for trademark impairment and $4.8 million for retail store asset impairments, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition. We recorded a pretax charge of $1.8 million in the second quarter of Fiscal 2020, including $1.0 million for lease terminations and $0.7 million for retail store asset impairments.  We recorded pretax charges of $1.0 million in the first six months of Fiscal 2020 for retail store asset impairments.

Note 5

Inventories

(In thousands)	August 1, 2020	February 1, 2020
Wholesale finished goods	$41,911	$34,271
Retail merchandise	323,356	330,998
Total Inventories	$365,267	$365,269

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at August 1, 2020 and February 1, 2020 are as follows:

Fair Values
(In thousands)	August 1, 2020		February 1, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$186,049	$186,171	$14,393	$14,056
UK Revolver Borrowings	24,860	24,846	—	—

As of August 1, 2020, we have $32.4 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.  We recorded $1.7 million and $4.8 million of impairment charges as a result of the fair value measurement of our long-lived assets held and used during the three months and six months ended August 1, 2020, respectively. These charges are reflected in asset impairments and other, net on the Condensed Consolidated Statements of Operations.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7

Long-Term Debt

On March 19, 2020, Schuh Limited ("Schuh") entered into an Amendment and Restatement Agreement (the "U.K. A&R Agreement") with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017.  The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million, bears interest at LIBOR plus 2.2% per annum and expires in September 2020.  We are in the process of finalizing alternative financing arrangements to replace the U.K. A&R Agreement when it expires.  The U.K. A&R Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The U.K. A&R Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited.  Pursuant to a Guarantee in favor of Lloyds, Genesco Inc. has guaranteed the obligations of Schuh under the U.K. A&R Agreement on an unsecured basis.

On June 5, 2020, we entered into a Second Amendment (the “Second Amendment”) to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us and the lenders party thereto and Bank of America, N.A. as agent (as amended, the “Credit Facility” or the “Credit Agreement”), to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, establish a first-in, last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity, increase pricing on the revolving loans and modify certain covenant and reporting terms. The Credit Facility will continue to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes equity interests, equipment, and most leasehold interests. The Second Amendment to our Credit Facility added a security interest in certain intellectual property.  The Second Amendment also provides for the borrowing base expansion to include real estate as those assets are added as collateral.  In addition, the Second Amendment adds customary real estate covenants to the Credit Facility.  The Credit Facility matures on January 31, 2023.

We borrowed $171.6 million under our Credit Facility during the six months ended August 1, 2020 as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic.  On September 10, 2020, we paid down $150.0 million of the borrowings under the Credit Facility and an additional $4.0 million (C$5.4 million) related to GCO Canada, Inc.

In addition, we borrowed £19.0 million ($24.9 million) under the U.K. A&R Agreement during the six months ended August 1, 2020 as a precautionary measure to ensure funds are available to meet our obligations in the UK for a substantial period of time in response to the COVID-19 pandemic.

(In thousands)	August 1, 2020	February 1, 2020
U.S. revolver borrowings	$186,049	$14,393
U.K. revolver borrowings	24,860	—
Total debt	210,909	14,393
Current portion	(24,860)	—
Total Noncurrent Portion of Long-Term Debt	$186,049	$14,393

The long-term debt balance of $186.0 million bears interest at an average rate of 3.65% and matures in January 2023.

The revolver borrowings outstanding under the Credit Facility at August 1, 2020 were $186.0 million, including $14.5 million (£11.1 million) related to Genesco (UK) Limited and $4.0 million (C$5.4 million) related to GCO Canada Inc.  We had outstanding letters of credit of $9.4 million under the Credit Facility at August 1, 2020. These letters of credit support lease and insurance obligations.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average number of shares - basic	14,179	15,959	14,145	16,802
Common stock equivalents	-	69	-	137
Weighted-average number of shares - diluted	14,179	16,028	14,145	16,939

Due to the loss from continuing operations in the second quarter and first six months ended August 1, 2020, share-based awards are excluded from the diluted earnings per share calculation for those periods because they would be antidilutive.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Legal Proceedings and Other Matters, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.5 million as of August 1, 2020, $1.5 million as of February 1, 2020 and $1.7 million as of August 3, 2019.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.2 million and $0.3 million in the second quarters of Fiscal 2021 and Fiscal 2020, respectively, and $0.2 million and $0.4 million in the first six months of Fiscal 2021 and Fiscal 2020, respectively. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

 Other Matters

In the fourth quarter of Fiscal 2020, the IRS notified us on Letter 226-J, that we may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $4.2 million for the year ended December 31, 2017. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been our policy to offer MEC to all full-time employees and their dependents.  Based on our analysis, we responded to the IRS on January 15, 2020 asserting that we did offer MEC to at least 95% of our full-time employees for each month of 2017 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system.  The IRS has requested that we provide some additional information, and we provided that information on September 2, 2020.  However, we do not believe we have any liability with respect to this matter.  As a result, we did not make an accrual for this matter for the year ended February 1, 2020 or the six months ended August 1, 2020.

On July 22, 2020, Pontegadea UK Ltd. (the “Pontegadea”) filed a claim against Schuh Ltd. in the Queen’s Bench Division of the U.K. High Court of Justice regarding unpaid rent, service charges and insurance for certain premises located at 34-48 Oxford Street in London.  Pontegadea is seeking to recover £845,500, plus £10,000 of court fees and interest.  The claim is in its early stages and we are contesting the liability.  The unpaid rent, service charges and insurance have been accrued as of August 1, 2020.

In addition to the matters specifically described in this Note, we are a party to other legal and regulatory proceedings and claims arising in the ordinary course of our business or specifically related to the COVID-19 pandemic.  While management does not believe that our liability with respect to any of these other matters is likely to have a material effect on our financial statements, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on our financial statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information

Three Months Ended August 1, 2020 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$276,631	$71,732	$24,097	$19,114	$—	$391,574
Intercompany sales	—	—	—	(357)	—	(357)
Net sales to external customers	$276,631	$71,732	$24,097	$18,757	$—	$391,217
Segment operating income (loss)	$10,160	$(6,838)	$(18,243)	$(1,222)	$(4,118)	$(20,261)
Asset impairments and other(1)	—	—	—	—	1,733	1,733
Operating income (loss)	10,160	(6,838)	(18,243)	(1,222)	(5,851)	(21,994)
Other components of net periodic benefit income	—	—	—	—	(182)	(182)
Interest expense	—	—	—	—	1,965	1,965
Interest income	—	—	—	—	(47)	(47)
Earnings (loss) from continuing operations before income taxes	$10,160	$(6,838)	$(18,243)	$(1,222)	$(7,587)	$(23,730)
Total assets(2)	$855,201	$249,666	$185,375	$84,730	$395,056	$1,770,028
Depreciation and amortization	7,271	2,318	1,452	356	390	11,787
Capital expenditures	2,660	145	891	103	101	3,900

(1) Asset impairments and other includes a $1.7 million charge for retail store asset impairments, which includes $0.4 million in Schuh Group and $1.3 million in Journeys Group.

(2) Of our $890.8 million of long-lived assets, $151.3 million and $39.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Three Months Ended August 3, 2019 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$315,175	92,476	$67,267	$11,580	$72	$486,570
Intercompany sales	—	—	—	3	—	3
Net sales to external customers	$315,175	$92,476	$67,267	$11,583	$72	$486,573
Segment operating income (loss)	$11,329	$39	$1,518	$(251)	$(7,898)	$4,737
Asset impairments and other(1)	—	—	—	—	1,775	1,775
Operating income (loss)	11,329	39	1,518	(251)	(9,673)	2,962
Other components of net periodic benefit income	—	—	—	—	(93)	(93)
Interest expense	—	—	—	—	835	835
Interest income	—	—	—	—	(488)	(488)
Earnings (loss) from continuing operations before income taxes	$11,329	$39	$1,518	$(251)	$(9,927)	$2,708
Total assets(2)	$997,604	357,537	$217,499	$18,768	$164,119	$1,755,527
Depreciation and amortization	7,163	2,897	1,498	117	640	12,315
Capital expenditures	4,130	1,094	958	188	140	6,510

(1) Asset impairments and other includes a $1.0 million charge for lease terminations and $0.7 million charge for retail store asset impairments, which includes $0.6 million in Schuh Group and $0.1 million in Journeys Group.

(2) Total assets for the Schuh Group and Journeys Group include $77.4 million and $9.8 million of goodwill, respectively. Goodwill for Schuh Group decreased by $5.9 million and goodwill for Journeys Group decreased by $0.1 million from February 2, 2019, due to foreign currency translation adjustments. Of our $1.02 billion of long-lived assets, $172.2 million and $53.0 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 Business Segment Information, Continued Six Months Ended August 1, 2020 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$445,556	$118,897	$62,946	$43,795	$—	$671,194
Intercompany sales	—	—	—	(745)	—	(745)
Net sales to external customers	$445,556	$118,897	$62,946	$43,050	$—	$670,449
Segment operating loss	$(26,923)	$(21,924)	$(27,827)	$(3,723)	$(8,762)	$(89,159)
Goodwill impairment(1)	-	-	-	-	79,259	79,259
Asset impairments and other(2)	—	—	—	—	9,594	9,594
Operating loss	(26,923)	(21,924)	(27,827)	(3,723)	(97,615)	(178,012)
Other components of net periodic benefit income	—	—	—	—	(306)	(306)
Interest expense	—	—	—	—	3,014	3,014
Interest income	—	—	—	—	(240)	(240)
Earnings (loss) from continuing operations before income taxes	$(26,923)	$(21,924)	$(27,827)	$(3,723)	$(100,083)	$(180,480)
Depreciation and amortization	14,724	4,957	2,928	823	778	24,210
Capital expenditures	5,852	1,838	2,568	75	309	10,642

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes a $4.8 million charge for retail store asset impairments, which includes $1.2 million in Johnston & Murphy Group, $1.6 million in Schuh Group and $2.0 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

Six Months Ended August 3, 2019 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$639,147	$169,320	$142,001	$31,666	$90	$982,224
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$639,147	$169,320	$142,001	$31,666	$90	$982,224
Segment operating income (loss)	$30,305	$(5,389)	$6,624	$178	$(18,628)	$13,090
Asset impairments and other(1)	—	—	—	—	1,044	1,044
Operating income (loss)	30,305	(5,389)	6,624	178	(19,672)	12,046
Other components of net periodic benefit income	—	—	—	—	(179)	(179)
Interest expense	—	—	—	—	1,683	1,683
Interest income	—	—	—	—	(1,502)	(1,502)
Earnings (loss) from continuing operations before income taxes	$30,305	$(5,389)	$6,624	$178	$(19,674)	$12,044
Depreciation and amortization	14,483	5,996	3,124	265	1,250	25,118
Capital expenditures	8,097	2,767	1,820	250	317	13,251

(1) Asset impairments and other includes a $1.0 million charge for retail store asset impairments, which includes $0.1 million for Journeys Group and $0.9 million for Schuh Group.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Discontinued Operations

As part of the Lids Sports Group sales transaction on February 2, 2019, the purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business.  The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released.  However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for 34 Lids Sports Group leases with lease expirations through October of 2027 and estimated maximum future payments totaling $17.9 million as of August 1, 2020.  We do not believe the fair value of the guarantees is material to our Condensed Consolidated Financial Statements.

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

Summary of Results of Operations

Our net sales decreased 19.6% to $391.2 million for the second quarter of Fiscal 2021 compared to $486.6 million for the same quarter of Fiscal 2020. This sales decrease was driven by store closures, deferred start dates for school and increases in remote learning compared to the pre-COVID-19 period, lower store comparable sales and lower wholesale sales, partially offset by digital comparable growth of 144%.  As a result of temporary store closures in response to the COVID-19 pandemic and gradual reopening of stores, we have not included second quarter Fiscal 2021 comparable sales, except for comparable direct sales, as we believe that overall net sales is a more meaningful metric during this period.  See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales decreased 12%, Schuh Group sales decreased 22%, Johnston & Murphy Group sales decreased 64%, while Licensed Brands sales increased 62% due to the acquisition of Togast, during the second quarter of Fiscal 2021 compared to the same quarter of Fiscal 2020. Gross margin as a percentage of net sales decreased to 42.7% during the second quarter of Fiscal 2021, compared to 48.6% for the same period last year, reflecting decreased gross margin in all of our business units due primarily to higher shipping and warehouse expenses from the increase in penetration of e-commerce, significant inventory reserves taken at Johnston & Murphy Group and increased promotional activity at Schuh Group. Selling and administrative expenses as a percentage of net sales increased to 47.9% of net sales during the second quarter of Fiscal 2021 from 47.6% for the same quarter of Fiscal 2020, reflecting increased expenses as a percentage of net sales at Johnston & Murphy Group, reflecting lower sales as a result of the COVID-19 pandemic, while all of our other business units and Corporate had decreased expenses as a percentage of net sales, while expense in dollars decreased 19% compared to the same period last year. Disciplined expense management, including reduced selling salaries, occupancy and compensation expense along with lower advertising, travel and bonus expenses drove the reduction in expense. Operating margin was (5.6)% for the second quarter of Fiscal 2021 compared to 0.6% in the same quarter of Fiscal 2020, reflecting operating losses in all of our business units, except Journeys Group, primarily from disruptions related to the COVID-19 pandemic.

Significant Developments

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the United States. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs, including:

•	On March 18, 2020, we temporarily closed our North American retail stores.
•

On March 19, 2020, we borrowed $150.0 million under our Credit Facility and have subsequently borrowed another $21.6 million. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers.

•

On March 19, 2020, Schuh entered into the U.K. A&R Agreement with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement includes only a Facility C revolving credit agreement of £19.0 million, bears interest at LIBOR plus 2.2% per annum and expires in September 2020. We are in the process of finalizing alternative financing arrangements to replace the U.K. A&R Agreement when it expires. The U.K. A&R Agreement contains certain covenants at the Schuh level, including a minimum interest coverage covenant of 4.50x and a maximum leverage covenant of 1.75x. The U.K. A&R Agreement is secured by a pledge of all the assets of Schuh and Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds, the Company has guaranteed the obligations of Schuh under the U.K. A&R Agreement on an unsecured basis.

•	On March 23, 2020, we temporarily closed our stores in the United Kingdom and ROI.
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

•

During a portion of the first and second quarters of Fiscal 2021, we extended payment terms with suppliers, managed inventory by reducing future receipts and reduced planned capital expenditures by over 50%.  For new receipts as of August 1, 2020, we have restored contractual payment terms with suppliers.  We have also established new elongated contractual payment terms with some suppliers and continue to negotiate for elongated terms with our remaining suppliers.

•

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, establish a FILO tranche of indebtedness of $17.5 million, for $350.0 million of total capacity.

•

On June 25, 2020, our Board of Directors considered the Company’s financial results to date and that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020, and decided to restore a portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020.  In addition, the cash compensation of our board of directors, which had also been reduced on March 27, 2020 was partially restored.

As of September 4, 2020, we were operating in 96% of our locations, including approximately 1,130 Journeys, 160 Johnston & Murphy and 125 Schuh locations.

All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including requiring employees to wear masks, requiring customers in North American stores to wear masks, providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact.

As a result of the economic and business impact of the COVID-19 pandemic, we revised certain accounting estimates and judgments as discussed in the following paragraphs. Given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations

The changes made in our operations, combined with temporary store closures and reduced customer traffic due to concerns over the virus, resulted in material reductions in revenues and operating income during the first and second quarters of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, during our quarters ended May 2, 2020 and August 1, 2020, we recorded a retail store asset impairment charge of $3.0 million and $1.7 million, respectively, which are reflected in asset impairments and other, net on our Condensed Consolidated Statements of Operations.

We evaluated our goodwill and indefinite-lived intangible assets at the end of the quarters ended May 2, 2020 and August 1, 2020. Our goodwill impairment analysis for Schuh Group completed as of the first day of the fourth quarter of Fiscal 2020 indicated $8.2 million of excess fair value over its carrying value. Therefore, considering the impact of the COVID-19 pandemic, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million in the first quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets considering the impact of the COVID-19 pandemic, and as a result, recorded a trademark impairment charge of $5.3 million in the first quarter ended May 2, 2020.  There were no impairment indicators for the quarter ended August 1, 2020.

We evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as the COVID-19 pandemic and responses thereto, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As a result of the impact of the COVID-19 pandemic, we recorded additional bad debt expense of $2.4 million and $0.7 million during the quarters ended May 2, 2020 and August 1, 2020, respectively.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the quarters ended May 2, 2020 and August 1, 2020, we recorded approximately $1.8 million and $2.5 million, respectively, of incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on the pace of reopening our stores as well as future customer behaviors, among other factors, we may incur additional inventory reserve provisions during Fiscal 2021.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a significant number of negotiations remain ongoing.

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020 and August 1, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million and $3.8 million, respectively, on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act. Other foreign governmental packages also provided relief from property taxes of approximately $1.6 million and $3.9 million in the quarters ended May 2, 2020 and August 1, 2020, respectively.  In addition, the other governmental packages are expected to provide further property tax relief of approximately $10.2 million through early Fiscal 2022.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our UK jurisdiction of $2.0 million. Further, we excluded the UK tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would decrease our income tax benefit. Total deferred tax assets, net of valuation allowances, as of the first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.  Total deferred tax assets as of August 1, 2020 were approximately $12.4 million, of which approximately $1.0 million related to foreign jurisdictions.

Asset Impairment and Other Charges

We recorded pretax charges of $1.7 million in the second quarter of Fiscal 2021 for retail store asset impairments.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There have been no other significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2020.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key performance indicators we use to evaluate the financial condition and operating performance of our business are net sales, operating income (loss) and operating margin.  In addition, we also review other important metrics, such as comparable sales and comparable direct sales.

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. As a result of our store closures in response to the COVID-19 pandemic, we have not included a discussion of second quarter Fiscal 2021 retail comparable sales as we believe that overall net sales is a more meaningful metric during this period.

Results of Operations - Second Quarter Fiscal 2021 Compared to Second Quarter Fiscal 2020

Our net sales in the second quarter ended August 1, 2020 decreased 19.6% to $391.2 million compared to $486.6 million in the second quarter ended August 3, 2019, driven by store closures, deferred start dates for school and increases in remote learning compared to the pre-COVID-19 period, lower store comparable sales and lower wholesale sales, partially offset by digital comparable growth of 144%.  Gross margin decreased 29.4% to $167.0 million in the second quarter of Fiscal 2021 from $236.5 million in the same period last year, and decreased as a percentage of net sales from 48.6% to 42.7%, reflecting decreased gross margin in all of our business units due primarily to higher shipping and warehouse expenses from the increase in penetration of e-commerce, significant inventory reserves taken at Johnston & Murphy Group and increased promotional activity at Schuh Group. Selling and administrative expenses in the second quarter of Fiscal 2021 decreased 19.2% but increased as a percentage of net sales from 47.6% to 47.9%, reflecting increased expenses as a percentage of net sales at Johnston & Murphy Group, reflecting lower sales as a result of the COVID-19 pandemic, while all of our other business units and Corporate had decreased expenses as a percentage of net sales. Disciplined expense management, including reduced selling salaries, occupancy and compensation expense along with lower advertising, travel and bonus expenses drove the reduction in expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss from continuing operations before income taxes (“pretax loss”) for the second quarter ended August 1, 2020 was $(23.7) million compared to earnings from continuing operations before income taxes (“pretax earnings”) of $2.7 million for the second quarter ended August 3, 2019. The pretax loss for the second quarter ended August 1, 2020 included an asset impairment and other charge of $1.7 million for retail store asset impairments. Pretax earnings for the second quarter ended August 3, 2019 included an asset impairment and other charge of $1.8 million for lease terminations and retail store asset impairments.

The net loss for the second quarter ended August 1, 2020 was $(19.0) million, or ($1.34) diluted loss per share compared to net earnings of $0.6 million, or $0.04 diluted earnings per share for the second quarter ended August 3, 2019. We recorded an effective income tax rate of 20.3% and 70.7% in the second quarter of Fiscal 2021 and Fiscal 2020, respectively. The tax rate for the second quarter of Fiscal 2021 is lower than last year due primarily to the inability to recognize a tax benefit for certain foreign losses.

Journeys Group

	Three Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$276,631	$315,175	(12.2)%
Operating income	$10,160	$11,329	(10.3)%
Operating margin	3.7%	3.6%

Net sales from Journeys Group decreased 12.2% to $276.6 million for the second quarter ended August 1, 2020, compared to $315.2 million for the same period last year, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter, deferred start dates for school and increases in remote learning compared to the pre-COVID-19 period and lower store comparable sales, partially offset by increased digital comparable growth. Journeys Group operated 1,169 stores at the end of the second quarter of Fiscal 2021, including 232 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada, compared to 1,184 stores at the end of the second quarter last year, including 238 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada.

Journeys Group had operating income of $10.2 million for the second quarter ended August 1, 2020 compared to $11.3 million for the second quarter ended August 3, 2019. The decrease of 10.3% in operating income for Journeys Group was due to decreased net sales and decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales, partially offset by decreased selling and administrative expenses as a percentage of net sales, reflecting decreased selling salaries and advertising expenses, partially offset by increased occupancy expense.

Schuh Group

	Three Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$71,732	$92,476	(22.4)%
Operating income (loss)	$(6,838)	$39	NM
Operating margin	(9.5)%	0.0%

Net sales from Schuh Group decreased 22.4% to $71.7 million for the second quarter ended August 1, 2020, compared to $92.5 million for the second quarter ended August 3, 2019, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter and lower store comparable sales, partially offset by increased digital comparable growth. Schuh Group operated 127 stores at the end of the second quarter of Fiscal 2021, compared to 132 stores at the end of the second quarter last year.

Schuh Group had an operating loss of $(6.8) million for the second quarter ended August 1, 2020 compared to flat operating income for the second quarter ended August 3, 2019. The decreased operating income this year reflects decreased net sales and decreased gross margin as a percentage of net sales, reflecting increased promotional activity and higher shipping and warehouse expense from higher e-commerce sales, partially offset by decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense primarily as a result of the property tax relief program in the U.K. and decreased selling salaries, partially offset by increased advertising and credit card expenses.

Johnston & Murphy Group

	Three Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$24,097	$67,267	(64.2)%
Operating income (loss)	$(18,243)	$1,518	NM
Operating margin	(75.7)%	2.3%

Johnston & Murphy Group net sales decreased 64.2% to $24.1 million for the second quarter ended August 1, 2020 from $67.3 million for the second quarter ended August 3, 2019, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter, lower store comparable sales and lower wholesale sales, partially offset by increased digital comparable growth.  Retail operations accounted for 79.4% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2021, up from 76.2% in the second quarter last year. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2021 was 180 stores, including eight stores in Canada, compared to 178 stores, including eight stores in Canada, at the end of the second quarter of Fiscal 2020.

Johnston & Murphy Group had an operating loss of $(18.2) million for the second quarter ended August 1, 2020 compared to operating income of $1.5 million for the same period last year. The decrease was due primarily to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting significant inventory reserves and increased shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the COVID-19 pandemic.

Licensed Brands

	Three Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$18,757	$11,583	61.9%
Operating loss	$(1,222)	$(251)	NM
Operating margin	(6.5)%	(2.2)%

Licensed Brands' net sales increased 61.9% to $18.8 million for the second quarter ended August 1, 2020, from $11.6 million for the same period last year, reflecting primarily increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear.

Licensed Brands' operating loss was $(1.2) million for the second quarter of Fiscal 2021 compared to $(0.3) million for the second quarter of Fiscal 2020. The decrease was due primarily to decreased gross margin as a percentage of net sales, partially offset by decreased selling and administrative expenses as a percentage of net sales, reflecting multiple expense category fluctuations as a result of both the Togast acquisition and the COVID-19 pandemic.  The decrease in gross margin for Licensed Brands was impacted by pre-acquisition cost on legacy Togast product sales.  As the legacy Togast products comprise less of the overall sales mix of Licensed Brands, we expect the gross margin to improve.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter ended August 1, 2020 was $5.9 million compared to $9.7 million for second quarter ended August 3, 2019. Corporate expense in the second quarter of Fiscal 2021 included a $1.7 million charge in asset impairment and other charges for retail store asset impairments. Corporate expense in the second quarter of Fiscal 2020 included a $1.8 million charge in asset impairment and other charges for lease terminations and retail store asset impairments. Corporate expenses, excluding asset impairment and other charges, decreased 48% reflecting primarily decreased bonus and compensation expenses and professional fees.

Net interest expense increased to $1.9 million in the second quarter of Fiscal 2021 compared to net interest expense of $0.3 million for the second quarter of Fiscal 2020 reflecting increased average borrowings, decreased average short-term investments and lower rates on short-term investments in the second quarter this year.

Results of Operations – Six Months Fiscal 2021 Compared to Six Months Fiscal 2020

Our net sales in the first six months ended August 1, 2020 decreased 31.7% to $670.4 million compared to $982.2 million in the first six months ended August 3, 2019, driven by store closures in response to the COVID-19 pandemic, deferred start dates for school and increases in remote learning compared to the pre-COVID-19 period, lower store comparable sales, lower wholesale sales and lower exchange rates, partially offset by digital comparable growth of 105%.  Gross margin decreased 40.4% to $287.1 million in the first six months of Fiscal 2021 from $481.4 million in the same period last year, and decreased as a percentage of net sales from 49.0% to 42.8%, reflecting decreased gross margin in all of our business units due primarily to higher shipping and warehouse expenses from the increase in penetration of e-commerce, significant inventory reserves taken at Johnston & Murphy Group and increased promotional activity at Schuh Group. Selling and administrative expenses in the first six months of Fiscal 2021 decreased 19.7% but increased as a percentage of net sales from 47.7% to 56.1%, reflecting increased expenses as a percentage of net sales in all of our business units except Corporate.  Disciplined expense management, including reduced selling salaries, occupancy, bonus and compensation expenses drove the reduction in expense dollars. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the first six months ended August 1, 2020 was $(180.5) million compared to pretax earnings of $12.0 million for the first six months ended August 3, 2019. The pretax loss for the first six months ended August 1, 2020 included a goodwill impairment charge of $79.3 million and an asset impairment and other charge of $9.6 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition. Pretax earnings for the first six months ended August 3, 2019 included an asset impairment and other charge of $1.0 million for retail store asset impairments.

The net loss for the first six months ended August 1, 2020 was $(153.8) million, or ($10.87) diluted loss per share compared to net earnings of $6.9 million, or $0.41 diluted earnings per share for the first six months ended August 3, 2019. We recorded an effective income tax rate of 14.9% and 39.7% in the first six months of Fiscal 2021 and Fiscal 2020, respectively. The tax rate for the first six months of Fiscal 2021 is lower than last year due primarily to the non-deductibility of the goodwill impairment charge as well as the inability to recognize a tax benefit for certain foreign losses.  The tax rate for Fiscal 2020 also included an uncertain tax position of $0.2 million.  The tax rate for the first six months of Fiscal 2021 and Fiscal 2020 was also impacted by $1.1 million tax expense and $(0.1) million tax benefit, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Journeys Group

	Six Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$445,556	$639,147	(30.3)%
Operating income (loss)	$(26,923)	$30,305	NM
Operating margin	(6.0)%	4.7%

Net sales from Journeys Group decreased 30.3% to $445.6 million for the first six months ended August 1, 2020, compared to $639.1 million for the same period last year, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter this year, deferred start dates for school and increases in remote learning compared to the pre-COVID-19 period and lower store comparable sales, partially offset by increased digital comparable growth.

Journeys Group had an operating loss of $(26.9) million for the first six months ended August 1, 2020 compared to operating income of $30.3 million for the first six months ended August 3, 2019. The decrease in operating income for Journeys Group was due to (i) decreased net sales (ii) decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and increased markdowns and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting increased occupancy, depreciation, compensation and advertising expenses, partially offset by decreased selling salaries and bonus expenses.

Schuh Group

	Six Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$118,897	$169,320	(29.8)%
Operating loss	$(21,924)	$(5,389)	NM
Operating margin	(18.4)%	(3.2)%

Net sales from Schuh Group decreased 29.8% to $118.9 million for the first six months ended August 1, 2020, compared to $169.3 million for the first six months ended August 3, 2019, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter this year, lower store comparable sales and a $2.4 million sales decrease due to lower exchange rates compared to last year, partially offset by increased digital comparable growth.

Schuh Group had an operating loss of $(21.9) million for the first six months ended August 1, 2020 compared to $(5.4) million for the first six months ended August 3, 2019. The increased operating loss this year reflects (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting increased promotional activity and higher shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting increased advertising, compensation, credit card and depreciation expenses and professional fees, partially offset by decreased selling salaries and occupancy expense as a result of the property tax relief program in the U.K.  In addition, the operating loss included a favorable impact of $0.7 million due to lower exchange rates compared to last year.

Johnston & Murphy Group

	Six Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$62,946	$142,001	(55.7)%
Operating income (loss)	$(27,827)	$6,624	NM
Operating margin	(44.2)%	4.7%

Johnston & Murphy Group net sales decreased 55.7% to $62.9 million for the first six months ended August 1, 2020 from $142.0 million for the first six months ended August 3, 2019, due primarily to store closures in response to the COVID-19 pandemic as stores gradually reopened during the second quarter this year, lower store comparable sales and lower wholesale sales, partially offset by increased digital comparable growth.  Retail operations accounted for 74.8% of Johnston & Murphy Group's sales in the first six months of Fiscal 2021, up from 74.3% in the first six months last year.

Johnston & Murphy Group had an operating loss of $(27.8) million for the first six months ended August 1, 2020 compared to operating income of $6.6 million for the same period last year. The decrease was due primarily to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting significant inventory reserves and increased shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the COVID-19 pandemic.

Licensed Brands

	Six Months Ended
	August 1, 2020	August 3, 2019	% Change
	(dollars in thousands)
Net sales	$43,050	$31,666	36.0%
Operating income (loss)	$(3,723)	$178	NM
Operating margin	(8.6)%	0.6%

Licensed Brands' net sales increased 36.0% to $43.1 million for the first six months ended August 1, 2020, from $31.7 million for the same period last year, reflecting primarily increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear.

Licensed Brands' operating loss was $(3.7) million for the first six months of Fiscal 2021 compared to operating income of $0.2 million for the first six months of Fiscal 2020. The decrease was due primarily to decreased gross margin as a percentage of net sales and increased selling and administrative expenses as a percentage of net sales, reflecting multiple expense category fluctuations as a result of both the Togast acquisition and the COVID-19 pandemic.  The decrease in gross margin for Licensed Brands was impacted by pre-acquisition cost on legacy Togast product sales.  As the legacy Togast products comprise less of the overall sales mix of Licensed Brands, we expect the gross margin to improve.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months ended August 1, 2020 was $18.4 million compared to $19.7 million for first six months ended August 3, 2019. Corporate expense in the first six months of Fiscal 2021 included a $9.6 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition. Corporate expense in the first six months of Fiscal 2020 included a $1.0 million charge in asset impairment and other charges for retail store asset impairments. Corporate expenses, excluding asset impairment and other charges, decreased 53% reflecting primarily decreased bonus and compensation expenses and professional fees.

Net interest expense increased to $2.8 million in the first six months of Fiscal 2021 compared to $0.2 million for the first six months of Fiscal 2020 reflecting increased average borrowings and decreased average short-term investments in the first six months this year.

Liquidity and Capital Resources

The impacts of the COVID-19 pandemic have adversely affected our results of operations and cash flows.  In response to the business disruption caused by the COVID-19 pandemic, we have taken actions described above in the “COVID-19 Update” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth certain financial data at the dates indicated.

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Cash and cash equivalents	$299.1	$81.4	$58.0
Working capital	$286.8	$146.2	$172.9
Long-term debt (including current portion)	$210.9	$14.4	$75.1

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year, but the disruption from the COVID-19 pandemic has had a material impact on our working capital during the first six months of Fiscal 2021.

	Six Months Ended
Cash flow changes:	August 1, 2020	August 3, 2019	Increase (Decrease)
	(in millions)
Net cash provided by (used in) operating activities	$46.6	$(38.1)	$84.7
Net cash provided by (used in) investing activities	(10.5)	85.5	(96.0)
Net cash provided by (used in) financing activities	179.2	(156.0)	335.2
Effect of foreign exchange rate fluctuations on cash	2.4	(0.8)	3.2
Increase (decrease) in cash and cash equivalents	$217.7	$(109.4)	$327.1

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $84.7 million higher for the six months ended August 1, 2020 compared to the same period last year, reflecting primarily the following factors:

•	an $81.0 million increase in cash flow from changes in inventory reflecting primarily decreased inventory growth for Journeys Group and Schuh Group in the first half of Fiscal 2021;
•	a $67.0 million increase in cash flow from changes in other assets and liabilities reflecting reduced rent payments since the onset of the COVID-19 pandemic;
•	a $34.8 million increase in cash flow from changes in accounts payable reflecting growth in accounts payable related to the Togast acquisition and changes in buying patterns for other business units;
•	a $24.2 million increase in cash flow from changes in other accrued liabilities reflecting primarily reduced payments; partially offset by
•	a $76.2 million decrease in cash flow from decreased net earnings, net of intangible impairment;

•	a $31.1 million decrease in cash flow from changes in accounts receivable due to growth in wholesale receivables related to the Togast acquisition; and

•

a $28.0 million decrease in cash flow from changes in prepaids and other current assets reflecting increased prepaid income taxes when compared to the prior year, partially offset by decreased rent prepayments.

Cash provided by investing activities was $96.0 million lower for the six months ended August 1, 2020 reflecting primarily the receipt of proceeds from the sale of Lids Sports Group in the prior year.

Cash provided by financing activities was $335.2 million higher for the six months ended August 1, 2020 reflecting primarily additional revolver borrowings in the first six months this year as a result of the COVID-19 pandemic and share repurchases last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 7, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2020 and in Item 1, Note 7 “Long-Term Debt”, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the six months ended August 1, 2020, we have borrowed $171.6 million under our Credit Facility and $24.9 million (£19.0 million) on our U.K. A&R Agreement, which expires at the end of September 2020. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers. We intend to hold the proceeds from the Credit Facility borrowings in accordance with the terms of the Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes as permitted by the Credit Agreement.  We are in the process of finalizing alternative financing arrangements to replace the U.K. A&R Agreement when it expires.  In addition, on June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments for the revolving loans from $275.0 million to $332.5 million, establish a FILO tranche of indebtedness of $17.5 million, for $350.0 million total capacity, increase pricing on the revolving loans, modify certain covenant and reporting terms and pledge additional collateral.  On September 10, 2020, we paid down $150.0 million of the borrowings under the Credit Facility and an additional $4.0 million (C$5.4 million) related to GCO Canada, Inc.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2021, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the U.K. A&R Agreement will be sufficient to support our near-term liquidity.

Contractual Obligations

Our contractual obligations at August 1, 2020 increased approximately 13% compared to February 1, 2020 primarily due to increased long-term debt.

Capital Expenditures

Total capital expenditures in Fiscal 2021 are expected to be approximately $25 million to $30 million. These include retail capital expenditures of approximately $12 million to $14 million to open approximately seven Journeys stores, three Journeys Kidz stores, one Schuh store and three Johnston & Murphy shops and factory stores and to complete approximately 33 major store renovations. Additionally, we expect capital expenditures of approximately $11 million to $13 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The amount of capital expenditures in Fiscal 2021 for wholesale operations and other purposes is expected to be approximately $2 million to $3 million, primarily for new systems.

Common Stock Repurchases

We did not repurchase any shares during the six months ended August 1, 2020.  We have $89.7 million remaining as of August 1, 2020 under our current $100.0 million share repurchase authorization.  We repurchased 3,419,817 shares for $148.1 million during the six months ended August 1, 2019 under a prior share repurchase authorization.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 9, "Legal Proceedings and Other Matters", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the three months ended August 1, 2020 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of August 1, 2020, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Note 9 of our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

You should carefully consider the risk factors below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and in the Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are experiencing a material disruption to our business as a result of COVID-19 and our sales, supply chain and financial results have been, and may continue to be, significantly adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which have impacted, and may in the future impact, our wholesale and retail demand and supply chains. On March 18, 2020, we temporarily closed all of our North American stores, on March 23, 2020, we temporarily closed all our stores in the United Kingdom and Republic of Ireland and on March 26, 2020, we closed temporarily our e-commerce business in the UK in response to the COVID-19 pandemic. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices. On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation of certain members of senior management and the Board of Directors. In addition, we furloughed all our full-time store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. Our wholesale partner stores also closed or substantially reduced operating hours. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders, and as of August 1, 2020, we have reopened most of our stores.  We have also returned some employees off furlough status and restored some senior management and board compensation.

The COVID-19 pandemic has created significant uncertainty regarding the impact on the global and U.S. economy, the breadth and severity of business, government restrictions on business operations, fiscal and monetary responses to the pandemic, and consumer demand. While, as of August 1, 2020, most of our stores have reopened the pandemic is continuing to have a significant impact on our business.  The duration of the COVID-19 pandemic and its impact over the longer term are uncertain and cannot be predicted at this time, but we have already experienced significant declines in net sales and net earnings (loss). Our results have been negatively impacted by various factors related to the pandemic such as:

•	Reduced consumer demand and customer traffic in malls and shopping centers, and reduced demand for our wholesale products from our retail partners;
•	The expiration of the Federal unemployment benefits provided by the CARES act;
•	The delayed start of the school year and the cancellation or delayed start of in-person school instruction across the U.S. have impacted or shirted the demand for back-to-school products; and,
•	The effects of the pandemic on our vendors have affected our supply chain and our ability to source merchandise.

The further effects of the pandemic depend on factors outside our control such as the spread of the disease and the effectiveness of containment efforts.  As the pandemic continues and is of unknown duration, our business could be materially adversely affected by several additional factors, including the following:

•

The effects of the COVID-19 pandemic on the global economy, including a prolonged recession and the deterioration of economic conditions in the markets where we operate, could result in customers having less disposable income which could lead to reduced sales of our products;

•

To the extent that our target customer demographic is disproportionately impacted by continued significant unemployment, the lack of further government stimulus or otherwise as a result of the COVID-19 pandemic, our business may be further adversely affected;

•	The effects of COVID-19 could further delay inventory production and fulfillment, and our release or delivery of new product offerings or require us to make unexpected changes to our offerings;
•

If “Shelter in Place” or “Stay-at-Home” orders, or similar mandates are implemented in any of our markets, our store and e-commerce operations might be disrupted because employees could be unable to report to work and/or store traffic and customer demand might be reduced;

•

Our business is dependent on sales in our brick and mortar locations, which have a high fixed cost component.  The impact of the pandemic has shifted some consumer demand to digital, and we may not be able to reduce our fixed costs in the near term or scale our e-commerce businesses quickly enough to meet demand, particularly if the mix of online and in-store demand does not return to historical levels;

•	While we are making efforts to further reduce operating costs and conserve cash, we may not be successful in doing so;
•

We have been engaged in discussions with our landlords and other vendors to obtain rent and other relief, and while we have had some success in the past, there are no assurances that we will be successful in these endeavors in the future. As a result, we may be subject to litigation or other claims;

•

Borrowings or capacity under our Credit Facility may not be adequate to provide necessary liquidity at the parent or subsidiary level if the pandemic continues for an extended period, and we may not have access to additional sources of capital;

•	After the pandemic has subsided, fear of COVID-19, and/or recurrence of the outbreak could cause customers to avoid public places where our stores are located such as malls, outlets, and airports;

•	We could experience further incremental costs associated with efforts to mitigate the effects of the COVID-19 pandemic, including increased freight and logistics costs and other expenses; and,
•

We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

COVID-19 has also had a significant impact on countries from which we source product including Brazil, China, India, Vietnam and others. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of China and other countries. As a result of the COVID-19 pandemic and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution disruptions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

As permitted by the CARES Act, we have deferred payroll and other tax payments and plan to apply for employer payroll tax credits. We continue to review and may seek other available benefits under CARES Act. We cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may impose additional conditions and restrictions on our operations and the benefits may otherwise provide less relief than we contemplate. If the U.S. government, the U.K. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Risk Factors under Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on April 1, 2020, and in the Quarterly Report filed with the SEC on June 11, 2020, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third party delivery service providers, our ability to access adequate quantities of product and materials, tariffs, and regulatory restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2020
5-3-20 to 5-30-20	—	$—	—	$—

June 2020
5-31-20 to 6-27-20	—	$—	—	$—

July 2020
6-28-20 to 8-1-20 (1)	64,368	$19.01	—	$—

(1) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Melvin G. Tucker
Melvin G. Tucker
Senior Vice President and Chief Financial Officer

Date: September 10, 2020