Form 10-Q
period 2020-10-31
GENESCO INC
filed 2020-12-10
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 27, 2020, 14,992,078 shares of the registrant's common stock were outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, including those regarding the performance outlook for the Company and our individual businesses (including, without limitation, sales, expenses, margins and earnings) and all other statements not addressing solely historical facts or present conditions. Words such as "may," "will," "should," "likely," "anticipate," "expect," "intend," "plan," "project," "believe," "estimate" and similar expressions can be used to identify these forward-looking statements. Actual results, including those regarding our performance outlook for Fiscal 2021 and beyond, could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, the novel coronavirus disease ("COVID-19") outbreak which began in 2019, our ability to keep stores open, operate stores safely and ensure the safety of customers and employees, whether there are periods of increases in the number of COVID-19 cases in locations in which we operate, further closures of stores due to COVID-19, weakness in consumer demand and store and shopping mall traffic, restrictions on operations imposed by government entities and landlords, changes in public safety and health requirements, our ability to adequately staff our stores, limitations on our ability to provide adequate personal protective equipment to our employees, our ability to maintain social distancing requirements, stores closures and effect on our business as a result of civil disturbances, the level and timing of promotional activity necessary to maintain inventories at appropriate levels, our ability to recognize deferred tax assets and expected tax and cash benefits associated with tax accounting method changes permitted by the CARES Act, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of COVID-19, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products, the effects of the British decision to exit the European Union and other sources of weakness in the U.K. market, the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the markets in which we operate, weakness in the consumer economy and retail industry, competition and fashion trends in our markets, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers,  retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to renew leases in existing stores and control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to eliminate stranded costs associated with dispositions, our ability to realize anticipated cost savings, including rent savings, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us.

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

                                                PART I - FINANCIAL INFORMATION

                                                Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	October 31, 2020	February 1, 2020	November 2, 2019
Current Assets:
Cash and cash equivalents	$115,061	$81,418	$55,826
Accounts receivable, net of allowances of $5,142 at October 31, 2020,
$2,940 at Feb. 1, 2020 and $2,457 at November 2, 2019	35,592	29,195	34,849
Inventories	370,699	365,269	473,940
Prepaids and other current assets	62,606	32,301	36,179
Total current assets	583,958	508,183	600,794
Property and equipment, net	210,834	238,320	261,281
Operating lease right of use assets	640,078	735,044	750,855
Goodwill	38,129	122,184	92,166
Other intangibles	29,664	36,364	30,637
Deferred income taxes	12,790	19,475	25,188
Other noncurrent assets	21,047	20,908	24,571
Total Assets	1,536,500	1,680,478	1,785,492
Liabilities and Equity
Current Liabilities:
Accounts payable	151,978	135,784	195,906
Accrued employee compensation	12,247	31,579	31,531
Current portion – long-term debt	—	—	17,146
Current portion - operating lease liabilities	196,603	142,695	145,788
Other accrued liabilities	71,380	51,382	57,665
Provision for discontinued operations	434	495	488
Total current liabilities	432,642	361,935	448,524
Long-term debt	32,850	14,393	62,368
Long-term operating lease liabilities	560,082	647,949	663,168
Other long-term liabilities	39,335	35,177	36,138
Provision for discontinued operations	1,619	1,681	1,846
Total liabilities	1,066,528	1,061,135	1,212,044
Commitments and contingent liabilities
Equity:
Non-redeemable preferred stock	1,009	1,009	1,011
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,479	15,186	15,189
Additional paid-in capital	280,340	274,101	271,505
Retained earnings	231,001	378,572	343,156
Accumulated other comprehensive loss	(40,000)	(31,668)	(39,556)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	469,972	619,343	573,448
Total Liabilities and Equity	$1,536,500	$1,680,478	$1,785,492

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$479,280	$537,263	$1,149,729	$1,519,487
Cost of sales	253,776	273,061	637,081	773,844
Gross margin	225,504	264,202	512,648	745,643
Selling and administrative expenses	210,961	237,460	587,264	705,811
Goodwill impairment	—	—	79,259	—
Asset impairments and other, net	6,359	799	15,953	1,843
Operating income (loss)	8,184	25,943	(169,828)	37,989
Other components net periodic benefit income	(182)	(92)	(488)	(271)
Interest expense, net:
Interest expense	1,415	808	4,429	2,491
Interest income	(11)	(206)	(251)	(1,708)
Total interest expense, net	1,404	602	4,178	783
Earnings (loss) from continuing operations before
income taxes	6,962	25,433	(173,518)	37,477
Income tax expense (benefit)	(514)	6,454	(27,446)	11,235
Earnings (loss) from continuing operations	7,476	18,979	(146,072)	26,242
Loss from discontinued operations, net of tax	(10)	(80)	(275)	(420)
Net Earnings (Loss)	$7,466	$18,899	$(146,347)	$25,822

Basic earnings (loss) per common share:
Continuing operations	$0.52	$1.31	$(10.29)	$1.64
Discontinued operations	—	—	(0.02)	(0.03)
Net earnings (loss)	$0.52	$1.31	$(10.31)	$1.61

Diluted earnings (loss) per common share:
Continuing operations	$0.52	$1.31	$(10.29)	$1.63
Discontinued operations	—	(0.01)	(0.02)	(0.03)
Net earnings (loss)	$0.52	$1.30	$(10.31)	$1.60

Weighted average shares outstanding:
Basic	14,283	14,465	14,191	16,023
Diluted	14,362	14,529	14,191	16,136

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings (loss)	$7,466	$18,899	$(146,347)	$25,822
Other comprehensive income (loss):
Pension liability adjustments, net of tax	—	51	—	157
Postretirement liability adjustments, net of tax	(157)	(167)	(433)	(500)
Foreign currency translation adjustments	(283)	8,715	(7,899)	(1,277)
Total other comprehensive income (loss)	(440)	8,599	(8,332)	(1,620)
Comprehensive income (loss)	$7,026	$27,498	$(154,679)	$24,202

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(146,347)	$25,822
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	35,553	37,298
Amortization of deferred note expense and debt discount	611	315
Deferred income taxes	6,827	(3,127)
Provision for accounts receivable	2,770	(76)
Impairment of intangible assets	84,519	268
Impairment of long-lived assets	11,141	1,569
Restricted stock expense	6,532	7,485
Other	594	1,376
Effect on cash from changes in working capital and other assets and liabilities, net of acquisitions:
Accounts receivable	(9,130)	(5,158)
Inventories	(6,902)	(107,657)
Prepaids and other current assets	(30,626)	11,001
Accounts payable	32,428	51,756
Other accrued liabilities	613	(17,225)
Other assets and liabilities	62,719	(841)
Net cash provided by operating activities	51,302	2,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,157)	(21,388)
Other investing activities	—	23
Acquisitions, net of cash acquired	(75)	—
Proceeds from sale of businesses	—	98,677
Proceeds from asset sales	100	30
Net cash provided by (used in) investing activities	(18,132)	77,342
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(789)
Borrowings under revolving credit facility	218,307	74,123
Payments on revolving credit facility	(201,569)	(59,042)
Share repurchases related to share repurchase program	—	(189,210)
Restricted shares withheld for taxes	(1,224)	(2,209)
Change in overdraft balances	(15,970)	(14,191)
Additions to deferred note cost	(1,301)	—
Net cash used in financing activities	(1,757)	(191,318)
Effect of foreign exchange rate fluctuations on cash	2,230	(359)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,643	(111,529)
Cash and cash equivalents at beginning of period	81,418	167,355
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,061	$55,826
Supplemental Cash Flow Information:
Interest paid	$3,560	$2,146
Income taxes paid	4,256	3,542
Cash paid for amounts included in measurement of operating lease liabilities	78,777	137,108
Right of use assets obtained in exchange for new operating lease liabilities	24,999	54,175

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	(4,208)
Net earnings	—	—	—	6,346	—	—	6,346
Other comprehensive earnings	—	—	—	—	968	—	968
Employee and non-employee share-based compensation	—	—	2,239	—	—	—	2,239
Shares repurchased	—	(1,809)	—	(78,162)	—	—	(79,971)
Other	(48)	(29)	78	—	—	—	1
Balance May 4, 2019	1,012	17,753	266,455	432,531	(36,968)	(17,857)	662,926
Net earnings	—	—	—	577	—	—	577
Other comprehensive loss	—	—	—	—	(11,187)	—	(11,187)
Employee and non-employee restricted stock	—	—	2,629	—	—	—	2,629
Shares repurchased	—	(1,611)	—	(66,503)	—	—	(68,114)
Restricted stock issuance	—	285	(285)	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,209)	—	—	(2,209)
Other	(2)	(26)	27	—	—	—	(1)
Balance August 3, 2019	1,010	16,345	268,882	364,396	(48,155)	(17,857)	584,621
Net earnings	—	—	—	18,899	—	—	18,899
Employee and non-employee restricted stock	—	—	2,617	—	—	—	2,617
Shares repurchased	—	(1,150)	—	(40,139)	—	—	(41,289)
Other comprehensive income	—	—	—	—	8,599	—	8,599
Other	1	(6)	6	—	—	—	1
Balance November 2, 2019	$1,011	$15,189	$271,505	$343,156	$(39,556)	$(17,857)	$573,448

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	1,009	15,171	276,307	243,795	(42,603)	(17,857)	475,822
Net loss	—	—	—	(19,036)	—	—	(19,036)
Other comprehensive earnings	—	—	—	—	3,043	—	3,043
Employee and non-employee restricted stock	—	—	2,258	—	—	—	2,258
Restricted stock issuance	—	461	(461)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(1,223)	—	—	(1,223)
Other	—	(86)	86	—	—	—	—
Balance August 1, 2020	1,009	15,482	278,254	223,536	(39,560)	(17,857)	460,864
Net earnings	—	—	—	7,466	—	—	7,466
Other comprehensive loss	—	—	—	—	(440)	—	(440)
Employee and non-employee restricted stock	—	—	2,083	—	—	—	2,083
Restricted shares withheld for taxes	—	—	—	(1)	—	—	(1)
Other	—	(3)	3	—	—	—	—
Balance October 31, 2020	$1,009	$15,479	$280,340	$231,001	$(40,000)	$(17,857)	$469,972

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2021 ("Fiscal 2021") and of the fiscal year ended February 1, 2020 ("Fiscal 2020"). All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.  The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes for Fiscal 2020, which are contained in our Annual Report on Form 10-K as filed with the SEC on April 1, 2020.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys, Journeys Kidz, Little Burgundy and Johnston & Murphy banners and under the Schuh banner in the United Kingdom and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers brand, the licensed Levi's brand, the licensed Bass brand and other brands that we license for footwear.  At October 31, 2020, we operated 1,476 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the ROI.

During the three and nine months ended October 31, 2020 and November 2, 2019, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and Bass® brands, as well as other brands we license for footwear.

Cash and Cash Equivalents

There were $50.0 million, $59.6 million and $32.8 million in cash equivalents at October 31, 2020, February 1, 2020 and November 2, 2019, respectively.

Our foreign subsidiaries held cash of approximately $13.8 million, $8.9 million and $6.1 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively, which is included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

At October 31, 2020, February 1, 2020 and November 2, 2019, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $1.1 million, $17.1 million and $15.4 million, respectively. These amounts are included in accounts payable in the Condensed Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our footwear wholesale businesses sell primarily to department stores and independent retailers across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer-specific factors. In the footwear wholesale businesses, one customer accounted for 21%, two customers each accounted for 10%, two customers each accounted for 9% and no other customer accounted for more than 5% of our total trade receivables balance as of October 31, 2020.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.1 million and $1.3 million for the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and $7.7 million and $4.0 million for the first nine months of Fiscal 2021 and Fiscal 2020, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Retail occupancy costs recorded in selling and administrative expense were $68.6 million and $82.7 million for the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and $217.4 million and $251.8 million for the first nine months of Fiscal 2021 and Fiscal 2020, respectively.

Advertising Costs

Advertising costs were $19.4 million and $18.3 million for the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and $48.0 million and $48.5 million for the first nine months of Fiscal 2021 and Fiscal 2020, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $0.8 million and $1.7 million for the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and $3.5 million and $5.9 million for the first nine months of Fiscal 2021 and Fiscal 2020, respectively.  During the first nine months of Fiscal 2021 and Fiscal 2020, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions are reported as an item of income and resulted in net income of $0.2 million and a net loss of $0.2 million for the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and net income of $0.7 million for the first nine months of Fiscal 2021 and a net loss of $0.3 million for the first nine months of Fiscal 2020.

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

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing or modifying operating models and hours of our retail stores in North America, the United Kingdom and ROI both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities, during the first three quarters of Fiscal 2021.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over COVID-19, resulted in material reductions in revenues and operating income during the first three quarters of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded a $3.0 million, $1.7 million and $6.4 million asset impairment charge within asset impairments and other, net on our Condensed Consolidated Statements of Operations during the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020. During the first quarter, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks.  Therefore, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.  There were no impairment indicators for the quarters ended August 1, 2020 or October 31, 2020.

We evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as COVID-19, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. We recorded incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on the pace of reopening our stores as well as future customer behavior, among other factors, we may incur additional inventory reserve provisions.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a significant number of negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million and $1.8 million on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We have deferred and intend to defer additional qualified payroll and other tax payments as permitted by the CARES Act.  Savings from the government program in the U.K. has provided property tax relief of approximately $1.6 million, $3.9 million and $3.9 million in the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, respectively.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our U.K. jurisdiction of $2.0 million. Further, we excluded the U.K. tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would decrease our income tax benefit. Total deferred tax assets, net of valuation allowances, as of the end of our first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.  Total deferred tax assets as of August 1, 2020 were approximately $12.4 million, of which approximately $1.0 million related to foreign jurisdictions.  Total deferred tax assets as of October 31, 2020 were approximately $12.8 million, of which approximately $0.9 million related to foreign jurisdictions.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the COVID-19 pandemic, its economic impact and actions taken in response thereto may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which may interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and will continue to adversely impact our net revenues, gross margins, operating income and earnings per share financial measures.

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Schuh Group	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, February 1, 2020	$84,069	$9,730	$28,385	$122,184
Change in opening balance sheet	—	—	77	77
Impairment	(79,259)	—	—	(79,259)
Effect of foreign currency exchange rates	(4,810)	(63)	—	(4,873)
Balance, October 31, 2020	$—	$9,667	$28,462	$38,129

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

• Discount rate - The discount rate was based on an estimated weighted average cost of capital (“WACC”) for the reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. We developed our cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Schuh reporting unit was 16%.

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

• Discount rate - The discount rate was based on an estimated WACC for each business. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The WACC used to estimate the fair values of our reporting units’ trademarks was 15%.

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists(1)		Other(2)		Total
(In thousands)	Oct. 31, 2020	Feb. 1, 2020	Oct. 31, 2020	Feb. 1, 2020	Oct. 31, 2020	Feb. 1, 2020	Oct. 31, 2020	Feb. 1, 2020
Gross other intangibles	$25,035	$31,023	$6,535	$6,562	$760	$767	$32,330	$38,352
Accumulated amortization	—	—	(1,906)	(1,509)	(760)	(479)	(2,666)	(1,988)
Net Other Intangibles	$25,035	$31,023	$4,629	$5,053	$—	$288	$29,664	$36,364

(1) Includes $5.1 million for the acquisition of substantially all the assets and the assumption of certain liabilities of Togast LLC, Togast Direct, LLC and TGB Design, LLC (collectively, “Togast”).

(2) Includes backlog and vendor contract.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment in the accompanying Condensed Consolidated Balance Sheets, and in asset impairments and other, net in the accompanying Condensed Consolidated Statements of Operations.

We recorded pretax charges of $6.4 million in the third quarter of Fiscal 2021 for retail store asset impairments.  We recorded pretax charges of $16.0 million in the first nine months of Fiscal 2021, including $5.3 million for trademark impairment and $11.1 million for retail store asset impairments, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition. We recorded a pretax charge of $0.8 million in the third quarter of Fiscal 2020 for retail store asset impairments.  We recorded pretax charges of $1.8 million in the first nine months of Fiscal 2020 for retail store asset impairments.

Note 5

Inventories

(In thousands)	October 31, 2020	February 1, 2020
Wholesale finished goods	$38,550	$34,271
Retail merchandise	332,149	330,998
Total Inventories	$370,699	$365,269

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at October 31, 2020 and February 1, 2020 are as follows:

Fair Values
(In thousands)	October 31, 2020		February 1, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$32,850	$33,143	$14,393	$14,056
UK Revolver Borrowings	—	—	—	—

As of October 31, 2020, we have $51.0 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7

Long-Term Debt

On October 9, 2020, Schuh entered into a facility letter (the "Facility Letter") with Lloyds Bank (“Lloyds”) under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds would make available a revolving capital facility (the "RCF") of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate. The Facility Letter includes certain financial covenants tested against Schuh. Following certain customary events of default outlined in the Facility Letter, payment of outstanding amounts due under the RCF may be accelerated or the commitments may be terminated. The RCF is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Letter and certain existing ancillary facilities on an unsecured basis.

On June 5, 2020, we entered into a Second Amendment (the “Second Amendment”) to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us and the lenders party thereto and Bank of America, N.A. as agent (as amended, the “Credit Facility” or the “Credit Agreement”), to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, establish a first-in, last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity, increase pricing on the revolving loans and modify certain covenant and reporting terms. The Credit Facility will continue to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes equity interests, equipment, and most leasehold interests. The Second Amendment to our Credit Facility added a security interest in certain intellectual property.  The Second Amendment also provides for the borrowing base expansion to include real estate as those assets are added as collateral.  In addition, the Second Amendment adds customary real estate covenants to the Credit Facility. The current outstanding long-term debt balance of $32.9 million bears interest at an average rate of 4.31% and matures January 31, 2023.

(In thousands)	October 31, 2020	February 1, 2020
U.S. revolver borrowings	$32,850	$14,393
U.K. revolver borrowings	—	—
Total debt	32,850	14,393
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$32,850	$14,393

The revolver borrowings outstanding under the Credit Facility at October 31, 2020 include $14.4 million (£11.1 million) related to Genesco (U.K.) Limited and $1.0 million (C$1.3 million) related to GCO Canada Inc.  We had outstanding letters of credit of $9.7 million under the Credit Facility at October 31, 2020. These letters of credit support lease and insurance obligations.

Note 8

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average number of shares - basic	14,283	14,465	14,191	16,023
Common stock equivalents	79	64	-	113
Weighted-average number of shares - diluted	14,362	14,529	14,191	16,136

Due to the loss from continuing operations in the nine months ended October 31, 2020, share-based awards are excluded from the diluted earnings per share calculation for those periods because they would be antidilutive.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Legal Proceedings and Other Matters, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of October 31, 2020, $1.5 million as of February 1, 2020 and $1.7 million as of November 2, 2019.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.0 million and $0.1 million in the third quarters of Fiscal 2021 and Fiscal 2020, respectively, and $0.2 million and $0.5 million in the first nine months of Fiscal 2021 and Fiscal 2020, respectively. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Other Matters

In the fourth quarter of Fiscal 2020, the IRS notified us on Letter 226-J, that we may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of $4.2 million for the year ended December 31, 2017. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 95% of full-time employees (and their dependents) or did offer MEC to at least 95% of full time-employees (and their dependents), which did not meet the affordable or minimum value criteria and had one or more employees who claimed the Employee Premium Tax Credit (“PTC”) pursuant to the Affordable Care Act (the “ACA”). The IRS determines which employers receive Letter 226-J and the amount of the proposed ESRP from information that the employers complete on their information returns (IRS Forms 1094-C and 1095-C) and from the income tax returns of their employees. Since the inception of the ACA, it has been our policy to offer MEC to all full-time employees and their dependents.  Based on our analysis, we responded to the IRS on January 15, 2020 asserting that we did offer MEC to at least 95% of our full-time employees for each month of 2017 and noting that the discrepancy was caused by errors in the electronic files uploaded through the ACA information return system.  After several communications with the IRS, we received notice from the IRS dated October 26, 2020 acknowledging our position and reducing our potential ESRP liability to less than $500.

On July 22, 2020, Pontegadea UK Ltd. (the “Pontegadea”) filed a claim against Schuh Ltd. in the Queen’s Bench Division of the U.K. High Court of Justice regarding unpaid rent, service charges and insurance for certain premises located at 34-48 Oxford Street in London.  Pontegadea initially sought to recover £845,500, plus £10,000 of court fees and interest, but after we resolved part of the claim, the remaining claim in dispute is £406,100. The claim is in its early stages and we are contesting the alleged liability.  The unpaid rent, service charges and insurance have been accrued as of October 31, 2020.

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

Note 10

Commitments

As a result of the Togast acquisition, we also have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung.  If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost.  At October 31, 2020, the related inventory owned by Samsung had a historical cost of $25.5 million.  As of October 31, 2020, we believe that the fair value of the Samsung inventory is greater than Samsung’s historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information

Three Months Ended October 31, 2020 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$317,682	$90,021	$39,655	$32,586	$—	$479,944
Intercompany sales	—	—	—	(664)	—	(664)
Net sales to external customers	$317,682	$90,021	$39,655	$31,922	$—	$479,280
Segment operating income (loss)	$24,035	$6,766	$(11,137)	$792	$(5,913)	$14,543
Asset impairments and other(1)	—	—	—	—	6,359	6,359
Operating income (loss)	24,035	6,766	(11,137)	792	(12,272)	8,184
Other components of net periodic benefit income	—	—	—	—	(182)	(182)
Interest expense	—	—	—	—	1,415	1,415
Interest income	—	—	—	—	(11)	(11)
Earnings (loss) from continuing operations before income taxes	$24,035	$6,766	$(11,137)	$792	$(13,494)	$6,962
Total assets(2)	$838,730	$241,332	$185,580	$57,487	$213,371	$1,536,500
Depreciation and amortization	7,238	2,120	1,381	243	361	11,343
Capital expenditures	5,801	574	788	123	229	7,515

(1) Asset impairments and other includes a $6.4 million charge for retail store asset impairments, which includes $4.6 million in Johnston & Murphy Group, $1.0 million in Schuh Group and $0.8 million in Journeys Group.

(2) Of our $850.9 million of long-lived assets, $139.4 million and $37.1 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Three Months Ended November 2, 2019 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$354,920	92,899	$72,703	$16,726	$15	$537,263
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$354,920	$92,899	$72,703	$16,726	$15	$537,263
Segment operating income (loss)	$28,955	$4,369	$3,715	$(27)	$(10,270)	$26,742
Asset impairments and other(1)	—	—	—	—	799	799
Operating income (loss)	28,955	4,369	3,715	(27)	(11,069)	25,943
Other components of net periodic benefit income	—	—	—	—	(92)	(92)
Interest expense	—	—	—	—	808	808
Interest income	—	—	—	—	(206)	(206)
Earnings (loss) from continuing operations before income taxes	$28,955	$4,369	$3,715	$(27)	$(11,579)	$25,433
Total assets(2)	$1,020,894	378,014	$211,459	$21,971	$153,154	$1,785,492
Depreciation and amortization	7,231	2,749	1,484	118	598	12,180
Capital expenditures	4,886	982	2,133	78	58	8,137

(1) Asset impairments and other includes a $0.8 million charge for retail store asset impairments, which includes $0.5 million in Johnston & Murphy Group and $0.3 million in Schuh Group.

(2) Total assets for the Schuh Group and Journeys Group include $82.4 million and $9.8 million of goodwill, respectively.  Goodwill for Schuh Group decreased by $0.9 million as of November 2, 2019 from February 2, 2019, due to foreign currency translation adjustments, while Journeys Group goodwill did not change from February 2, 2019.  Of our $1.01 billion of long-lived assets, $175.1 million and $50.4 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Nine Months Ended October 31, 2020 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$763,238	$208,918	$102,601	$76,381	$—	$1,151,138
Intercompany sales	—	—	—	(1,409)	—	(1,409)
Net sales to external customers	$763,238	$208,918	$102,601	$74,972	$—	$1,149,729
Segment operating loss	$(2,888)	$(15,158)	$(38,964)	$(2,931)	$(14,675)	$(74,616)
Goodwill impairment(1)	-	-	-	-	79,259	79,259
Asset impairments and other(2)	—	—	—	—	15,953	15,953
Operating loss	(2,888)	(15,158)	(38,964)	(2,931)	(109,887)	(169,828)
Other components of net periodic benefit income	—	—	—	—	(488)	(488)
Interest expense	—	—	—	—	4,429	4,429
Interest income	—	—	—	—	(251)	(251)
Earnings (loss) from continuing operations before income taxes	$(2,888)	$(15,158)	$(38,964)	$(2,931)	$(113,577)	$(173,518)
Depreciation and amortization	21,962	7,077	4,309	1,066	1,139	35,553
Capital expenditures	11,653	2,412	3,356	198	538	18,157

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes a $11.1 million charge for retail store asset impairments, which includes $5.8 million in Johnston & Murphy Group, $2.5 million in Schuh Group and $2.8 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Nine Months Ended November 2, 2019 (In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$994,067	$262,219	$214,704	$48,392	$105	$1,519,487
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$994,067	$262,219	$214,704	$48,392	$105	$1,519,487
Segment operating income (loss)	$59,260	$(1,020)	$10,339	$151	$(28,898)	$39,832
Asset impairments and other(1)	—	—	—	—	1,843	1,843
Operating income (loss)	59,260	(1,020)	10,339	151	(30,741)	37,989
Other components of net periodic benefit income	—	—	—	—	(271)	(271)
Interest expense	—	—	—	—	2,491	2,491
Interest income	—	—	—	—	(1,708)	(1,708)
Earnings (loss) from continuing operations before income taxes	$59,260	$(1,020)	$10,339	$151	$(31,253)	$37,477
Depreciation and amortization	21,714	8,745	4,608	383	1,848	37,298
Capital expenditures	12,983	3,749	3,953	328	375	21,388

(1) Asset impairments and other includes a $1.8 million charge for retail store asset impairments, which includes $1.2 million for Schuh Group, $0.5 million for Johnston & Murphy Group and $0.1 million for Journeys Group.

Note 12

Discontinued Operations

As part of the Lids Sports Group sales transaction on February 2, 2019, the purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business.  The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released.  However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for 23 Lids Sports Group leases with lease expirations through November of 2025 and estimated maximum future payments totaling $16.0 million as of October 31, 2020.  We do not believe the fair value of the guarantees is material to our Condensed Consolidated Financial Statements.

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

Summary of Results of Operations

Our net sales decreased 10.8% to $479.3 million for the third quarter of Fiscal 2021 compared to $537.3 million for the same quarter of Fiscal 2020. This sales decrease was driven by lower store comparable sales, reflecting decreased back-to-school sales and continued pressure at Johnston & Murphy, and the impact from store closures during the quarter, partially offset by digital comp growth of 62%.  Although we have disclosed comparable sales for the third quarter of Fiscal 2021, we believe that overall sales is a more meaningful metric during this period due to the impact of COVID-19.  See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales decreased 10%, Schuh Group sales decreased 3%, Johnston & Murphy Group sales decreased 45%, while Licensed Brands sales increased 91% due to the acquisition of Togast, during the third quarter of Fiscal 2021 compared to the same quarter of Fiscal 2020. Gross margin as a percentage of net sales decreased to 47.1% during the third quarter of Fiscal 2021, compared to 49.2% for the same period last year, reflecting decreased gross margin as a percentage of net sales in all of our business units, except Journeys Group, primarily due to the mix of our businesses, increased markdowns and inventory reserves at Johnston & Murphy and higher shipping and warehouse expense in all of our retail divisions driven by the increase in penetration of e-commerce, partially offset by decreased markdowns at Journeys. Selling and administrative expenses as a percentage of net sales decreased to 44.0% of net sales during the third quarter of Fiscal 2021 from 44.2% for the same quarter of Fiscal 2020, reflecting decreased expenses as a percentage of net sales at Schuh Group, Licensed Brands and Corporate, while Journeys Group and Johnston & Murphy Group had increased expenses as a percentage of net sales. On a dollar basis, expenses decreased 11% compared to the same period last year primarily due to reduced occupancy expense, driven by rent abatement agreements with landlords and savings from the government program in the U.K. providing property tax relief, as well as reduced selling salaries and bonus expense.  Operating margin was 1.7% for the third quarter of Fiscal 2021 compared to 4.8% in the same quarter of Fiscal 2020, reflecting a large operating loss in Johnston & Murphy Group from disruptions related to the COVID-19 pandemic.

Significant Developments

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic.  As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs, including:

•	On March 18, 2020, we temporarily closed our North American retail stores.
•

On March 19, 2020, we initially borrowed $150.0 million under our Credit Facility as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers.   We paid down the $150.0 million on September 10, 2020.

•

On March 19, 2020, Schuh entered into an Amendment and Restatement Agreement (the “U.K. A&R Agreement”) with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement included only a Facility C revolving credit agreement of £19.0 million, bore interest at LIBOR plus 2.2% per annum and expired in September 2020. In March 2020, we borrowed £19.0 million as a precautionary measure in response to the COVID-19 pandemic.  The U.K. A&R Agreement was replaced with the Facility Letter in October 2020 and the outstanding borrowings in the amount of £19.0 million were repaid.

•	On March 23, 2020, we temporarily closed our stores in the United Kingdom and ROI.
•

On March 26, 2020, we temporarily closed our U.K. e-commerce business. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices.

•

On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation for the executive team and select employees and reduced the cash compensation for our Board of Directors. In addition, we furloughed all of our fulltime store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. Across all these actions, this represented a reduction of our workforce by 90%.

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

•

In October 2020, our Board of Directors restored the remaining portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020 as well as the compensation of the Board of Directors.

•

On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate.  As of October 31, 2020, we have not borrowed under the Facility Letter.

As of December 4, 2020, we were operating in 97% of our locations, including approximately 1,150 Journeys, 170 Johnston & Murphy and 110 Schuh locations.  All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including requiring employees to wear masks, requiring customers in our stores to wear masks, providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact.

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

The changes made in our operations, combined with temporary store closures and reduced customer traffic due to concerns over the virus, resulted in material reductions in revenues and operating income during the first three quarters of Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, during our quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, we recorded a retail store asset impairment charge of $3.0 million, $1.7 million and $6.4 million, respectively, which is reflected in asset impairments and other, net on our Condensed Consolidated Statements of Operations.

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020.  During the first quarter, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks.  Therefore, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million in the first quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets, and as a result, recorded a trademark impairment charge of $5.3 million in the first quarter ended May 2, 2020.  There were no impairment indicators for the quarters ended August 1, 2020 or October 31, 2020.

We evaluated our remaining tangible assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as the COVID-19 pandemic and responses thereto, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As a result of the impact of the COVID-19 pandemic, we recorded additional bad debt expense of $2.4 million, $0.7 million and $(0.1) million during the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, respectively.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, we recorded approximately $1.8 million, $2.5 million and $1.0 million, respectively, of incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on the pace of reopening our stores as well as future customer behaviors, among other factors, we may incur additional inventory reserve provisions.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a significant number of negotiations remain ongoing.  During the quarter ended October 31, 2020, we have recognized approximately $8.2 million in rent savings which included approximately $7.0 million of abatements related to prior quarters pursuant to rent abatement agreements we have entered into with certain landlords.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, qualified payroll tax credits reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million and $1.8 million, respectively, on our Condensed Consolidated Statements of Operations as a result of relief from the CARES Act and other foreign governmental packages. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.  Savings from the government program in the U.K. has provided property tax relief of approximately $1.6 million, $3.9 million and $3.9 million in the quarters ended May 2, 2020, August 1, 2020 and October 31, 2020, respectively.  In addition, this governmental program in the U.K. is expected to provide further property tax relief of approximately $6.3 million through early Fiscal 2022.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. As of the end of our first quarter of Fiscal 2021, based on available evidence, we recorded additional valuation allowance adjustments in our U.K. jurisdiction of $2.0 million. Further, we excluded the U.K. tax jurisdiction from our estimate of the annual effective tax rate for Fiscal 2021 as we do not expect to record any tax benefit from the losses anticipated for Fiscal 2021.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions. If we determine that some portion of the tax benefit will not be realized, we would record a valuation allowance, which would decrease our income tax benefit. Total deferred tax assets, net of valuation allowances, as of the first quarter ended May 2, 2020 were approximately $14.6 million, of which approximately $0.9 million related to foreign jurisdictions.  Total deferred tax assets as of August 1, 2020 were approximately $12.4 million, of which approximately $1.0 million related to foreign jurisdictions.  Total deferred tax assets as of October 31, 2020 were approximately $12.8 million, of which approximately $0.9 million related to foreign jurisdictions.

Asset Impairment and Other Charges

We recorded pretax charges of $6.4 million in the third quarter of Fiscal 2021 for retail store asset impairments.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. Although we have disclosed comparable sales for the third quarter Fiscal 2021, we believe that overall sales is a more meaningful metric during this period and for the nine months ended October 31, 2020 due to the impact of COVID-19.

Results of Operations - Third Quarter Fiscal 2021 Compared to Third Quarter Fiscal 2020

Our net sales in the third quarter ended October 31, 2020 decreased 10.8% to $479.3 million compared to $537.3 million in the third quarter ended November 2, 2019, driven by lower store comparable sales, reflecting decreased back-to-school sales and continued pressure at Johnston & Murphy as its customer has fewer reasons to shop with many continuing to work from home and most large social gatherings and events postponed or canceled, and the impact from store closures during the quarter in response to the COVID-19 pandemic where stores were operating 95% of days in the third quarter this year, partially offset by digital comp growth of 62%.  Gross margin decreased 14.6% to $225.5 million in the third quarter of Fiscal 2021 from $264.2 million in the same period last year, and decreased as a percentage of net sales from 49.2% to 47.1%, reflecting decreased gross margin as a percentage of net sales in all of our business units, except Journeys Group, primarily due to the mix of our businesses, increased markdowns and inventory reserves at Johnston & Murphy and higher shipping and warehouse expense in all of our retail divisions driven by the increase in penetration of e-commerce, partially offset by decreased markdowns at Journeys.  Selling and administrative expenses in the third quarter of Fiscal 2021 decreased 11.2% and decreased as a percentage of net sales from 44.2% to 44.0%, reflecting decreased expenses as a percentage of net sales at Schuh Group, Licensed Brands and Corporate, while Journeys Group and Johnston & Murphy Group had increased expenses as a percentage of net sales.  The decrease in expenses this year was primarily due to reduced occupancy expense, driven by rent abatement agreements with landlords and savings from the government program in the U.K. providing property tax relief, as well as reduced selling salaries and bonus expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter ended October 31, 2020 were $7.0 million compared to $25.4 million for the third quarter ended November 2, 2019. Pretax earnings for the third quarter ended October 31, 2020 included an asset impairment and other charge of $6.4 million for retail store asset impairments. Pretax earnings for the third quarter ended November 2, 2019 included an asset impairment and other charge of $0.8 million for retail store and intangible asset impairments.

Net earnings for the third quarter ended October 31, 2020 were $7.5 million, or $0.52 diluted earnings per share compared to $18.9 million, or $1.30 diluted earnings per share for the third quarter ended November 2, 2019. We recorded an effective income tax rate of -7.4% and 25.4% in the third quarter of Fiscal 2021 and Fiscal 2020, respectively. The tax rate for the third quarter of Fiscal 2021 is lower than last year primarily due to the impact of our performance in foreign jurisdictions for which no income tax benefit or expense is recorded in Fiscal 2021.  As of the third quarter of Fiscal 2021 we have a valuation allowance against certain tax attributes in all of our foreign jurisdictions due to their history of cumulative losses.  The tax impact of our foreign jurisdictions was offset by the benefit we expect to realize from a carryback of our U.S. results to a prior tax period.

Journeys Group

	Three Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$317,682	$354,920	(10.5)%
Operating income	$24,035	$28,955	(17.0)%
Operating margin	7.6%	8.2%

Net sales from Journeys Group decreased 10.5% to $317.7 million for the third quarter ended October 31, 2020, compared to $354.9 million for the same period last year, primarily due to lower store comparable sales, reflecting decreased back-to-school sales, and store closures during the quarter, partially offset by increased digital comparable growth. Total comparable sales for Journeys Group decreased 6% for the third quarter this year.  Journeys Group operated 1,168 stores at the end of the third quarter of Fiscal 2021, including 235 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada, compared to 1,182 stores at the end of the third quarter last year, including 237 Journeys Kidz stores, 46 Journeys stores in Canada and 40 Little Burgundy stores in Canada.

Journeys Group had operating income of $24.0 million for the third quarter ended October 31, 2020 compared to $29.0 million for the third quarter ended November 2, 2019. The decrease of 17.0% in operating income for Journeys Group was due to decreased net sales and increased selling and administrative expenses as a percentage of net sales, reflecting increased occupancy, freight and advertising expenses, partially offset by decreased bonus expense.  Gross margin increased as a percentage of net sales, primarily reflecting decreased markdowns.

Schuh Group

	Three Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$90,021	$92,899	(3.1)%
Operating income	$6,766	$4,369	54.9%
Operating margin	7.5%	4.7%

Net sales from Schuh Group decreased 3.1% to $90.0 million for the third quarter ended October 31, 2020, compared to $92.9 million for the third quarter ended November 2, 2019, primarily due to lower store comparable sales, partially offset by increased digital comparable growth and the favorable impact of $4.4 million due to changes in foreign exchange rates.  While total sales decreased 3%, total comparable sales increased 1% for the third quarter this year. Schuh Group operated 127 stores at the end of the third quarter of Fiscal 2021, compared to 131 stores at the end of the third quarter last year.

Schuh Group had operating income of $6.8 million for the third quarter ended October 31, 2020 compared to $4.4 million for the third quarter ended November 2, 2019. The increased operating income this year reflects decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense primarily as a result of rent abatement agreements with our landlords and savings from the government program in the U.K. providing property tax relief, and decreased selling salaries and depreciation expense, partially offset by increased advertising and credit card expenses.  Gross margin decreased as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and a higher penetration of sale product.  In addition, operating income included a favorable impact of $0.3 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$39,655	$72,703	(45.5)%
Operating income (loss)	$(11,137)	$3,715	NM
Operating margin	(28.1)%	5.1%

Johnston & Murphy Group net sales decreased 45.5% to $39.7 million for the third quarter ended October 31, 2020 from $72.7 million for the third quarter ended November 2, 2019, primarily due to lower store comparable sales, store closures and lower wholesale sales.  Total comparable sales decreased 43% for Johnston & Murphy Group for the third quarter this year. Retail operations accounted for 69.7% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2021, down from 71.6% in the third quarter last year. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2021 was 181 stores, including eight stores in Canada, compared to 179 stores, including eight stores in Canada, at the end of the third quarter of Fiscal 2020.

Johnston & Murphy Group had an operating loss of $11.1 million for the third quarter ended October 31, 2020 compared to operating income of $3.7 million for the same period last year. The decrease was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting more closeouts at wholesale, incremental inventory reserves, higher markdowns at retail and increased shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the COVID-19 pandemic.

Licensed Brands

	Three Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$31,922	$16,726	90.9%
Operating income (loss)	$792	$(27)	NM
Operating margin	2.5%	(0.2)%

Licensed Brands' net sales increased 90.9% to $31.9 million for the third quarter ended October 31, 2020, from $16.7 million for the same period last year, reflecting increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear.

Licensed Brands' operating income was $0.8 million for the third quarter of Fiscal 2021 compared to a very small loss in the third quarter of Fiscal 2020. The increase was primarily due to increased net sales and decreased selling and administrative expenses as a percentage of net sales, reflecting multiple expense category fluctuations primarily as a result of the Togast acquisition.  The decrease in gross margin as a percentage of net sales for Licensed Brands was impacted by pre-acquisition royalty and commission cost on legacy Togast product sales.  As the legacy Togast products comprise less of the overall sales mix of Licensed Brands, we expect the gross margin to improve.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter ended October 31, 2020 was $12.3 million compared to $11.1 million for third quarter ended November 2, 2019. Corporate expense in the third quarter of Fiscal 2021 included a $6.4 million charge in asset impairment and other charges for retail store asset impairments. Corporate expense in the third quarter of Fiscal 2020 included a $0.8 million charge in asset impairment and other charges for retail store and intangible asset impairments. Corporate expenses, excluding asset impairment and other charges, decreased 42% reflecting decreased bonus and compensation expenses.

Net interest expense increased to $1.4 million in the third quarter of Fiscal 2021 compared to net interest expense of $0.6 million for the third quarter of Fiscal 2020 reflecting increased average borrowings and lower rates on short-term investments in the third quarter this year.

Results of Operations – Nine Months Fiscal 2021 Compared to Nine Months Fiscal 2020

Our net sales in the nine months ended October 31, 2020 decreased 24.3% to $1.15 billion compared to $1.52 billion in the nine months ended November 2, 2019, driven by store closures in response to the COVID-19 pandemic where stores were operating 71% of days during the nine months this year, lower store comparable sales, reflecting lower store traffic, and lower wholesale sales, partially offset by digital comparable growth of 88%.  Gross margin decreased 31.2% to $512.6 million in the first nine months of Fiscal 2021 from $745.6 million in the same period last year, and decreased as a percentage of net sales from 49.1% to 44.6%, reflecting decreased gross margin as a percentage of net sales in all of our business units primarily due to higher shipping and warehouse expenses from the increase in penetration of e-commerce, incremental inventory reserves taken at Johnston & Murphy Group, the mix of our businesses and increased promotional activity at Schuh Group. Selling and administrative expenses in the first nine months of Fiscal 2021 decreased 16.8% but increased as a percentage of net sales from 46.5% to 51.1%, reflecting increased expenses as a percentage of net sales at Journeys Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of net sales at Schuh Group, Licensed Brands and Corporate.  Disciplined expense management, including reduced selling salaries, occupancy, bonus and compensation expenses drove the reduction in expense dollars. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the nine months ended October 31, 2020 was $173.5 million compared to pretax earnings of $37.5 million for the nine months ended November 2, 2019. The pretax loss for the nine months ended October 31, 2020 included a goodwill impairment charge of $79.3 million and an asset impairment and other charge of $16.0 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition. Pretax earnings for the nine months ended November 2, 2019 included an asset impairment and other charge of $1.8 million for retail store asset and intangible impairments.

The net loss for the nine months ended October 31, 2020 was $146.3 million, or $10.31 diluted loss per share compared to net earnings of $25.8 million, or $1.60 diluted earnings per share for the nine months ended November 2, 2019. We recorded an effective income tax rate of 15.8% and 30.0% in the first nine months of Fiscal 2021 and Fiscal 2020, respectively. The tax rate for the first nine months of Fiscal 2021 is lower than last year primarily due to the impact of our performance in foreign jurisdictions for which no income tax benefit or expense is recorded in Fiscal 2021. As of the third quarter of Fiscal 2021 we have a valuation allowance against certain tax attributes in all of our foreign jurisdictions due to their history of cumulative losses.  The tax impact of our foreign jurisdictions and the non-deductibility of the goodwill impairment charge were offset by the benefit we expect to realize from a carryback of our U.S. results to a prior tax period. The tax rate for Fiscal 2020 also included an uncertain tax position of $0.2 million.  The tax rate for the first nine months of Fiscal 2021 and Fiscal 2020 was also impacted by $1.1 million tax expense and $0.1 million tax benefit, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Journeys Group

	Nine Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$763,238	$994,067	(23.2)%
Operating income (loss)	$(2,888)	$59,260	NM
Operating margin	(0.4)%	6.0%

Net sales from Journeys Group decreased 23.2% to $763.2 million for the nine months ended October 31, 2020, compared to $994.1 million for the same period last year, primarily due to store closures in response to the COVID-19 pandemic and lower store comparable sales, reflecting decreased store traffic, partially offset by increased digital comparable growth.

Journeys Group had an operating loss of $2.9 million for the nine months ended October 31, 2020 compared to operating income of $59.3 million for the nine months ended November 2, 2019. The decrease in operating income for Journeys Group was due to (i) decreased net sales (ii) decreased gross margin as a percentage of net sales, primarily reflecting higher shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting increased occupancy, depreciation, freight, compensation and advertising expenses, partially offset by decreased bonus expenses and selling salaries.

Schuh Group

	Nine Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$208,918	$262,219	(20.3)%
Operating loss	$(15,158)	$(1,020)	NM
Operating margin	(7.3)%	(0.4)%

Net sales from Schuh Group decreased 20.3% to $208.9 million for the nine months ended October 31, 2020, compared to $262.2 million for the nine months ended November 2, 2019, primarily due to store closures in response to the COVID-19 pandemic and lower store comparable sales, partially offset by increased digital comparable growth and the favorable impact of $2.0 million due to changes in foreign exchange rates.

Schuh Group had an operating loss of $15.2 million for the nine months ended October 31, 2020 compared to $1.0 million for the nine months ended November 2, 2019. The increased operating loss this year reflects decreased net sales and decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and increased promotional activity. Schuh Group’s selling and administrative expenses as a percentage of net sales for the nine months ended October 31, 2020 decreased this year, reflecting decreased occupancy expense, as a result of rent abatement agreements with our landlords and savings from the government program in the U.K. providing property tax relief, and decreased selling salaries, partially offset by increased advertising, compensation and credit card expenses and professional fees.  In addition, the operating loss included a favorable impact of $1.0 million due to lower exchange rates compared to last year.

Johnston & Murphy Group

	Nine Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$102,601	$214,704	(52.2)%
Operating income (loss)	$(38,964)	$10,339	NM
Operating margin	(38.0)%	4.8%

Johnston & Murphy Group net sales decreased 52.2% to $102.6 million for the first nine months ended October 31, 2020 from $214.7 million for the first nine months ended November 2, 2019, primarily due to store closures in response to the COVID-19 pandemic, lower store comparable sales and lower wholesale sales, partially offset by increased digital comparable growth.  Retail operations accounted for 72.8% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2021, down from 73.4% in the first nine months last year.

Johnston & Murphy Group had an operating loss of $39.0 million for the first nine months ended October 31, 2020 compared to operating income of $10.3 million for the same period last year. The decrease was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, reflecting incremental inventory reserves, higher markdowns at retail and increased shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the COVID-19 pandemic.

Licensed Brands

	Nine Months Ended
	October 31, 2020	November 2, 2019	% Change
	(dollars in thousands)
Net sales	$74,972	$48,392	54.9%
Operating income (loss)	$(2,931)	$151	NM
Operating margin	(3.9)%	0.3%

Licensed Brands' net sales increased 54.9% to $75.0 million for the first nine months ended October 31, 2020, from $48.4 million for the same period last year, reflecting increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear.

Licensed Brands' operating loss was $2.9 million for the first nine months of Fiscal 2021 compared to operating income of $0.2 million for the first nine months of Fiscal 2020. The decrease was primarily due to decreased gross margin as a percentage of net sales as gross margin was impacted by pre-acquisition royalty and commission cost on legacy Togast product sales.  As the legacy Togast products comprise less of the overall sales mix of Licensed Brands, we expect the gross margin to improve. Licensed Brands’ selling and administrative expenses decreased as a percentage of net sales, reflecting multiple expense category fluctuations as a result of both acquiring the Togast business, which carries lower expenses as a percentage of net sales than the historic business, and the impact of the COVID-19 pandemic, including higher bad debt expenses for the nine months ended October 31, 2020.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months ended October 31, 2020 was $30.6 million compared to $30.7 million for first nine months ended November 2, 2019. Corporate expense in the first nine months of Fiscal 2021 included a $16.0 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition. Corporate expense in the first nine months of Fiscal 2020 included a $1.8 million charge in asset impairment and other charges for retail store and intangible asset impairments. Corporate expenses, excluding asset impairment and other charges, decreased 49% reflecting decreased bonus and compensation expenses.

Net interest expense increased to $4.2 million in the first nine months of Fiscal 2021 compared to $0.8 million for the first nine months of Fiscal 2020 reflecting increased average borrowings and lower interest rates on short-term investments.

Liquidity and Capital Resources

The impacts of the COVID-19 pandemic have adversely affected our results of operations.  In response to the business disruption caused by the COVID-19 pandemic, we have taken actions described above in the “COVID-19 Update” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth certain financial data at the dates indicated.

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Cash and cash equivalents	$115.1	$81.4	$55.8
Working capital	$151.3	$146.2	$152.3
Long-term debt (including current portion)	$32.9	$14.4	$79.5

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	October 31, 2020	November 2, 2019	Increase (Decrease)
	(in millions)
Net cash provided by operating activities	$51.3	$2.8	$48.5
Net cash provided by (used in) investing activities	(18.1)	77.3	(95.4)
Net cash used in financing activities	(1.8)	(191.3)	189.5
Effect of foreign exchange rate fluctuations on cash	2.2	(0.3)	2.5
Increase (decrease) in cash and cash equivalents	$33.6	$(111.5)	$145.1

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $48.5 million higher for the nine months ended October 31, 2020 compared to the same period last year, reflecting primarily the following factors:

•	a $100.8 million increase in cash flow from changes in inventory reflecting primarily decreased inventory for Journeys Group and Schuh Group in the first nine months of Fiscal 2021;

•

a $63.6 million increase in cash flow from changes in other assets and liabilities and a $17.8 million increase in cash flow from changes in other accrued liabilities, both reflecting reduced rent payments since the onset of the COVID-19 pandemic; partially offset by

•	an $87.9 million decrease in cash flow from decreased net earnings, net of intangible impairment;

•

a $41.6 million decrease in cash flow from changes in prepaids and other current assets reflecting increased prepaid income taxes when compared to the prior year, partially offset by decreased rent prepayments; and

•	a $19.3 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns.

Cash provided by investing activities was $95.4 million lower for the nine months ended October 31, 2020 reflecting the receipt of proceeds from the sale of Lids Sports Group in the prior year.

Cash used by financing activities was $189.5 million lower for the nine months ended October 31, 2020 reflecting share repurchases last year.

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

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments for the revolving loans from $275.0 million to $332.5 million, establish a FILO tranche of indebtedness of $17.5 million, for $350.0 million total capacity, increase pricing on the revolving loans, modify certain covenant and reporting terms and pledge additional collateral.  As of October 31, 2020, we have borrowed $32.9 million under our Credit Facility.

On October 9, 2020, Schuh entered into a Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023.  As of October 31, 2020, we have not borrowed under the Schuh Facility Letter.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2021, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our near-term liquidity.  In the fourth quarter of Fiscal 2021, we intend to implement tax mechanisms allowed under the 5-year carryback provisions in the CARES Act which could generate significant cash inflows in Fiscal 2022.

Contractual Obligations

Our contractual obligations at October 31, 2020 decreased approximately 4% compared to February 1, 2020 primarily due to decreased lease and purchase obligations, partially offset by increased long-term debt.

Capital Expenditures

Total capital expenditures in Fiscal 2021 are expected to be approximately $25 million to $30 million. These include retail capital expenditures of approximately $10 million to $12 million to open approximately six Journeys stores, three Journeys Kidz stores, one Schuh store and four Johnston & Murphy shops and factory stores and to complete approximately 16 major store renovations. Additionally, we expect capital expenditures of approximately $14 million to $16 million in computer hardware, software and warehouse enhancements for initiatives to drive traffic and enhance omni-channel capabilities. The amount of capital expenditures in Fiscal 2021 for wholesale operations and other purposes is expected to be approximately $1 million to $2 million, primarily for new systems.

Common Stock Repurchases

We did not repurchase any shares during the nine months ended October 31, 2020.  We have $89.7 million remaining as of October 31, 2020 under our current $100.0 million share repurchase authorization.  We repurchased 4,570,015 shares for $189.4 million during the nine months ended November 2, 2019 under a prior share repurchase authorization.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 9, "Legal Proceedings and Other Matters", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the three months ended October 31, 2020 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of October 31, 2020, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO CURRENT GLOBAL EVENTS

We are experiencing a material disruption to our business as a result of COVID-19 and our sales, supply chain and financial results have been, and may continue to be, significantly adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which have impacted, and may in the future impact, our wholesale and retail demand and supply chains. On March 18, 2020, we temporarily closed all of our North American stores, on March 23, 2020, we temporarily closed all our stores in the United Kingdom and Republic of Ireland and on March 26, 2020, we closed temporarily our e-commerce business in the U.K. in response to the COVID-19 pandemic. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices. On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation of certain members of senior management and the Board of Directors. In addition, we furloughed all our full-time store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. Our wholesale partner stores also closed or substantially reduced operating hours. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders, and as of October 31, 2020, we have reopened most of our stores.  We have also returned (some) employees off furlough status and restored all senior management and board compensation.

The COVID-19 pandemic has created significant uncertainty regarding the impact on the global and U.S. economy, the breadth and severity of business, government restrictions on business operations, fiscal and monetary responses to the pandemic, and consumer demand. While, as of October 31, 2020, most of our stores have reopened the pandemic is continuing to have a significant impact on our business.  The duration of the COVID-19 pandemic and its impact over the longer term are uncertain and cannot be predicted at this time, but we have already experienced significant declines in net sales and net earnings (loss). Our results have been negatively impacted by various factors related to the pandemic such as:

•	Reduced consumer demand and customer traffic in malls and shopping centers, and reduced demand for our wholesale products from our retail partners;
•	The expiration of the Federal unemployment benefits provided by the CARES Act;
•	The delayed start of the school year and the cancellation or delayed start of in-person school instruction across the U.S. have impacted or shirted the demand for back-to-school products; and
•	The effects of the pandemic on our vendors have affected our supply chain and our ability to source merchandise.

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
•

We have been engaged in discussions with our landlords and other vendors to obtain rent and other relief, and while we have had some success in entering into rent abatement agreements with certain landlords in the past, there are no assurances that we will be successful in these endeavors in the future. As a result, we may be subject to litigation or other claims;

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
•

We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of inventory, goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

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

As permitted by the CARES Act, we have deferred payroll and other tax payments and are applying for additional payroll tax credits. We also expect to make certain tax accounting method changes pursuant to the 5-year carryback provision under the CARES Act which we believe could result in significant cash flows in Fiscal 2022.  We continue to review and may seek other available benefits under CARES Act. We cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third-party program administrators may impose additional conditions and restrictions on our operations and the benefits may otherwise provide less relief than we contemplate. If the U.S. government, the U.K. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2020
8-2-20 to 8-29-20	—	$—	—	$—

September 2020
8-30-20 to 9-26-20	—	$—	—	$—

October 2020
9-27-20 to 10-31-20 (1)	14	$19.01	—	$—

(1) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Mimi E. Vaughn
Mimi E. Vaughn
President and Chief Executive Officer

Date: December 10, 2020