Form 10-K
period 2021-01-30
GENESCO INC
filed 2021-03-31
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $233,000,000.  The market value calculation was determined using a per share price of $15.55, the price at which the common stock was last sold on the New York Stock Exchange on July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 12, 2021, 14,955,569 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 30, 2021) are incorporated by reference into Part III of this Annual Report on Form 10-K..

*All or a portion of the referenced section is incorporated by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of the Shareholders (which is expected to be filed with the SEC within 120 days after the end of Fiscal 2021).

Cautionary Notice Regarding Forward-looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines in response to the COVID-19 pandemic, including disruptions to our business, sales, supply chain and financial results, the level of consumer spending on our merchandise and in general, the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels, the timing and amount of any share repurchases by us, risks related to doing business internationally, including the manufacturing of a portion of our products in China, the increasing scope of our non-U.S. operations, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products, our dependence on third-party vendors and licensors for the products we sell, the effects of the British decision to exit the European Union and other sources of market weakness in the U.K. and the Republic of Ireland (“ROI”), the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., the evolving regulatory landscape related to our use of social media, the establishment and protection of our intellectual property, weakness in the consumer economy and retail industry, competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear, weakness in shopping mall traffic, any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, changes in consumer preferences, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, impairment of goodwill in connection with acquisitions, payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business, retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.  Additional factors that could cause differences from expectations include the ability to open additional retail stores, to renew leases in existing stores, to control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to realize anticipated cost savings, including rent savings, our ability to realize any anticipated tax benefits, our ability to achieve expected digital gains and gain market share, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1, BUSINESS

General

Genesco Inc. ("Genesco", “Company”, "we", "our", or "us"), incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2021 of $1.8 billion. During Fiscal 2021, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and G.H. Bass® brands, as well as other brands we license for footwear.

Effective January 1, 2020, we completed the acquisition of substantially all the assets and the assumption of certain liabilities of Togast LLC, Togast Direct, LLC and TGB Design, LLC (collectively, "Togast").  Togast specializes in the design, sourcing and sale of licensed footwear.  We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women and children in the U.S. concurrently with the Togast acquisition.  The acquisition expands our portfolio to include footwear licenses for G.H. Bass and FUBU, among others.  Togast operates in our Licensed Brands segment.

At January 30, 2021, we operated 1,460 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 93 footwear stores in Canada and 123 footwear stores in the United Kingdom and the ROI. We plan to open a total of approximately 15 new retail stores and to close approximately 35 retail stores in Fiscal 2022.

The following table sets forth certain additional information concerning our retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Retail Stores
Beginning of year	1,520	1,554	1,535	1,512	1,480
Opened during year	66	59	36	12	13
Closed during year	(32)	(78)	(59)	(44)	(33)
End of year	1,554	1,535	1,512	1,480	1,460

We also source, design, market and distribute footwear under our Johnston & Murphy brand and the licensed Levi's, Dockers and G.H. Bass brands, as well as other brands that we license for footwear to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

Shorthand references to fiscal years (e.g., “Fiscal 2021”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 30, 2021). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1. As discussed above, this report contains forward-looking statements. Actual results may vary materially and adversely from the expectations reflected in these statements. For a discussion of some of the factors that may lead to different results, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COVID-19

Impacts related to the novel coronavirus global pandemic (“COVID-19”) have been significantly adverse for the retail industry, our Company, our customers, and our employees. We have experienced significant disruptions to our business due to the COVID-19 pandemic and related social distancing and shelter-in-place recommendations and mandates, which initially resulted in the temporary closure of a number of stores and furlough of our employees. During Fiscal 2021, as stores were impacted by negative mall traffic, we focused on our digital capabilities. As of January 30, 2021, the vast majority of our stores in North America had reopened, although we continue to see residual impacts on foot traffic and in-store revenues.  As of January 30, 2021, essentially all of the stores in the United Kingdom and the ROI remained closed.

The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Item 1A - Risk Factors, and Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020, and anticipate that we may pursue acquisitions reactively rather than proactively until we recover further from the pandemic.  We anticipate that potential acquisitions would either augment existing businesses or facilitate our entry into new businesses that are compatible with our existing footwear businesses and core expertise.

More generally, we attempt to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as persistent unemployment, the effects of the ongoing COVID-19 pandemic, and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Segments

Journeys Group

The Journeys Group accounted for 69% of our net sales in Fiscal 2021.  Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media.  Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children, toddler age to 12 years old.  Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 age group ranging from students to young professionals.

At January 30, 2021, Journeys Group operated 1,159 stores, including 888 Journeys stores, 233 Journeys Kidz stores and 38 Little Burgundy stores averaging approximately 1,975 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com.  In Fiscal 2021, the Journeys Group closed a net of 12 stores.

Schuh Group

The Schuh Group accounted for 17% of our net sales in Fiscal 2021. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering.  At January 30, 2021, Schuh Group operated 123 Schuh stores, averaging approximately 4,825 square feet, which include both street-level and mall locations in the United Kingdom and the ROI.  Schuh Group's e-commerce website is schuh.co.uk.  Schuh Group closed a net of six stores in Fiscal 2021.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 8% of our net sales in Fiscal 2021. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.

Johnston & Murphy Retail Operations. At January 30, 2021, Johnston & Murphy operated 178 retail shops and factory stores primarily in the United States averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 year age group, targeting business and professional customers.  Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through e-commerce websites. The websites are johnstonmurphy.com and johnstonmurphy.ca.  Footwear accounted for 60% of Johnston & Murphy retail sales in Fiscal 2021, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of two shops and factory stores in Fiscal 2021.

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

Licensed Brands

The Licensed Brands segment accounted for 6% of our net sales in Fiscal 2021. Licensed Brands sales include footwear marketed under the Levi's brand, Dockers brand and G.H. Bass brand, among others.  The Levi's brand license was entered into concurrently with the closing of the Togast acquisition.  We have had the exclusive Dockers men’s footwear license in the United States since 1991.  We acquired the G.H. Bass brand license in conjunction with the acquisition of Togast.  In addition, we renewed our men's Dockers footwear license for the United States.  Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90.  Togast designs and sources licensed footwear under the Levi's and G.H. Bass brand names, among others, and provides services for the sourcing of FUBU licensed footwear.

Manufacturing and Sourcing

We rely on independent third-party manufacturers for production of our footwear products sold at wholesale and our Johnston & Murphy retail business. We source footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Hong Kong, India, Italy, Mexico, Pakistan, Portugal, Peru, and Vietnam. Our retail operations, excluding Johnston & Murphy, sell primarily branded products from third parties who source primarily overseas.

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

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The Dockers license agreement expires in 2024.  We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean.  The initial term of the license agreement with respect to Levi's® trademarks is through November 30, 2024 with one additional four-year renewal term. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2021.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Because most of our business is at-once, the backlog at any one time is not necessarily indicative of future sales. As of February 27, 2021, our wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $64.6 million, compared to approximately $24.7 million on February 29, 2020. The increase in backlog reflects the acquisition of Togast.  Our backlog may be more vulnerable to cancellation than is typical due to the COVID-19 pandemic.

Human Capital

Our Employees

We had approximately 19,000 employees as of January 30, 2021 with approximately 16,000 employed in the United States and Canada, and approximately 3,000 in the United Kingdom and the ROI.  The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of January 30, 2021.

Our values include treating our customers and each other with integrity, trust and respect, and creating an unrivaled home for talent and diversity to grow and succeed.  We consider our employees to be core to our success.

Employee Health & Safety

COVID-19

Importantly, during Fiscal 2021, we faced many disruptions as a result of the COVID-19 pandemic.  During this time, we took a number of steps to support our employees and customers including:

•	Increased safety and cleaning protocols
•	Employee safety training and communications
•	Modified visitor and travel policies
•	Strict protocols for employee contact tracing
•	Technology investments to allow remote work where possible
•	Suspension of meetings and events, utilizing virtual alternatives where possible

We also took action to protect employee wages and benefits during periods of store closings and periods of decreased mall and store traffic.  Specifically, we continued benefits and paid employee premiums for employees on furlough due to store closings and temporarily implemented minimum guarantees in pay for full-time commissioned-based retail store employees.  We also returned all or a portion of salaries lost for employees who were impacted by forced salary reductions.

Benefits

We currently offer a comprehensive benefits package designed to meet the diverse needs of our employees.  This package includes many benefits dedicated to our employees’ physical and mental health and well-being as well as benefits designed to help employees build wealth and prepare for the future.  We also provide valuable benefits and protections such as domestic partner benefits, parental leave, paid time for community service, adoption benefits, financial assistance with emergencies, scholarship opportunities, matching gift contributions and a generous product discount.

Competitive Pay

Our compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide incentives to attract, retain and motivate employees.

Our compensation philosophy is to motivate and retain our employees by offering what we believe to be competitive salary packages.  To align employee objectives with the Company and ultimately our shareholders, we offer programs that reward long-term performance.  We engage a nationally recognized outside compensation consulting firm to independently evaluate the effectiveness of our executive compensation programs and to provide benchmarking against our peers within the industry.

Diversity, Equity and Inclusion and Employee Engagement

We are committed to furthering our efforts to cultivate a respectful and inclusive work environment in support of our employees and our business objectives.  We have committed our diversity, equity and inclusion action to four overarching areas – community, talent, business practices and measurement.

We routinely conduct annual employee engagement surveys with various segments of our population.  In 2020, we also conducted a diversity, equity and inclusion survey.  We remain committed to listening to and learning from our employees.

Seasonality

Our business is seasonal with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year and a significant portion of our net sales and operating income generated during the fourth quarter.  Also, the wholesale backlog is somewhat seasonal, reaching a peak in the spring. We maintain in-stock programs for selected product lines with anticipated high-volume sales.

Environmental Matters

Our former manufacturing operations and the sites of those operations as well as the sites of our current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by us (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. We are currently involved in certain administrative and judicial environmental proceedings relating to our former facilities.  See Note 16 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address, which is provided as an inactive textual reference only, is http://www.genesco.com. We make available free of charge through the website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies of the charters of each of our Audit Committee, Compensation Committee, Nominating and Governance Committee as well as our Corporate Governance Guidelines and Code of Ethics along with position descriptions for our board of directors (the "Board of Directors" or the "Board") and Board committees are also available free of charge through the website. The information provided on our website is not part of this Annual Report on Form 10-K and is therefore not incorporated by reference unless such information is otherwise specifically incorporated elsewhere in this Annual Report on Form 10-K.

ITEM 1A, RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below actually occur, our business, financial condition, cash flows or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.

Competitive, Demand-Related and Reputational Risks

We are experiencing a material disruption to our business as a result of the COVID-19 pandemic and our sales, supply chain and financial results have been, and may continue to be materially adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which have impacted, and may in the future impact, our wholesale and retail demand and supply chain.  On March 18, 2020, we closed all of our North American stores and on March 23, 2020, we temporarily closed all our stores in the United Kingdom and the ROI in response to the COVID-19 pandemic.  Our wholesale partner stores also closed or substantially reduced operating hours in March of 2020.  Beginning on May 1, 2020, we began reopening some of our stores based on pertinent state and local orders, and as of August 1, 2020, we had reopened most of our stores, although some stores, notably in California, Canada, the U.K. and the ROI, have been subject to further closures for varying periods. The duration of any closures and their impact over the longer term are uncertain and cannot be predicted at this time.  The effects of the COVID-19 pandemic depend on future developments outside our control such as the spread of the disease and the effectiveness of containment efforts, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines. Even if the COVID-19 pandemic does not continue for an extended period, our business could be materially adversely affected by several additional factors related to the COVID-19 pandemic, including the following:

•	Reduced consumer demand and customer traffic in malls and shopping centers and reduced demand for our wholesale products from our retail partners;
•

The effects of the COVID-19 pandemic on the global economy, including a recession, or the deterioration of economic conditions in the markets in which we operate, or an increase in unemployment levels could result in customers having less disposable income which could lead to reduced sales of our products;

•

The effects of the COVID-19 pandemic could further delay inventory production and fulfillment and our release or delivery of new product offerings or require us to make unexpected changes to our offerings;

•

“Shelter in Place” and other similar mandated or suggested isolation protocols could disrupt not only our brick and mortar operations but our e-commerce operations as well, particularly if employees are not able to report to work or perform their work remotely;

•	While we are making efforts to both maintain reductions in operating costs and conserve cash, we may not be successful in doing so;
•

We are undertaking discussions with our landlords and other vendors to obtain rent and other relief, but we may not be successful in these endeavors. As a result, we may be subject to litigation or other claims;

•

After the pandemic has subsided, fear of COVID-19, re-occurrence of the outbreak or another pandemic or similar crisis could cause customers to avoid public places where our stores are located such as malls, outlets, and airports;

•

We have been forced to reduce our workforce, and as a result, there may be obstacles and delays in reopening stores which have remained closed as we may have to hire and train a substantial number of new employees; and

•

We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

COVID-19 has also had a significant impact on the countries, including China, from which we and our vendors source products.  We and our vendors rely upon the facilities of third-party manufacturers in other countries to support our business. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many other countries. As a result of the COVID-19 pandemic and the measures designed to contain the spread of the virus, our and our vendors’ third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If third-party manufacturers’ operations are curtailed, we and our vendors may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of third-party manufacturers and suppliers, as well as general limitations on movement are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution disruptions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

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

The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions, including the risks associated with recessions in the U.S. and Canada, and the impact of the ongoing COVID-19 pandemic;
•	weather conditions;
•	economic conditions in the U.K and the ROI and the uncertainty surrounding, as well as the effects of, the withdrawal of the U.K. from the European Union (“Brexit”);
•	energy costs, which affect gasoline and home heating prices;
•	the level of consumer debt;
•	pricing of products;
•	interest rates;
•	tax rates, refunds and policies;
•	war, terrorism and other hostilities; and
•	consumer confidence in future economic conditions.

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

The industry in which we operate is subject to rapidly changing consumer preferences. The continued popularity of our footwear and the development and selection of new lines and styles of footwear with widespread consumer appeal, requires us to accurately identify and interpret changing consumer trends and preferences, and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on substantial investment in product innovation, design and development, an ongoing commitment to product quality and significant and sustained marketing efforts and expenditures.

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products that achieve market acceptance. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development or sourcing of products that achieve market acceptance, we could experience excess inventories and higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products.

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

•	the timing of any new store openings and renewals;
•	the amount of net sales contributed by new and existing stores;
•	the timing of certain holidays and sales events;
•	changes in quarter end dates due to the 53-week year;
•	changes in our merchandise mix;
•	weather conditions that affect consumer spending; and
•	actions of competitors, including promotional activity.

A failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses may adversely affect our stock price and impact our results of operations.

A number of factors have historically affected, and will continue to affect, our comparable sales results and gross margin, including:

•	consumer trends, such as less disposable income due to the impact of economic conditions, tax policies and other factors;
•	the lack of new fashion trends to drive demand in certain of our businesses and the ability of those businesses to adjust to fashion changes on a timely basis;
•	closing of department stores that anchor malls or a significant number of non-anchor mall formats;
•	competition;
•	declining mall traffic due to changing customer preferences in the way they shop;
•	timing of holidays including sales tax holidays and the timing of tax refunds;
•	general regional and national economic conditions;
•	inclement weather;
•	new merchandise introductions and changes in our merchandise mix;
•	our ability to distribute merchandise efficiently to our stores;
•	timing and type of sales events, promotional activities or other advertising;
•	our ability to adapt to changing customer preferences in the ways they digitally shop;
•	access to allocated product from our vendors;
•	our ability to execute our business strategy effectively; and
•	other external events beyond our control, such as COVID-19.

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

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the U.S. and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. Growth in e-commerce could result in financial difficulties, including store closures, bankruptcies or liquidations for our brick-and-mortar wholesale customers who fail to compete effectively in the e-commerce market. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall bankruptcies, mall vacancies and reduced foot traffic. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

Our future success will be determined, in part, on our ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, enhanced digital capabilities, e-commerce and other process efficiencies that will better service our customers.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

The retail footwear and accessory markets are intensely competitive. We currently compete against a diverse group of retailers, including other regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, as well as our own vendors who are increasingly selling direct-to-consumers, which sell products similar to and often identical to those we sell. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, including:

•	increased operational efficiencies of competitors;
•	competitive pricing strategies;
•	expansion by existing competitors;
•	expansion of direct-to-consumer selling by our vendors;
•	entry by new competitors into markets in which we currently operate; and
•	adoption by existing retail competitors of innovative store formats or sales methods.

Investments and Infrastructure Risks

We face a number of risks in opening new stores and renewing leases on existing stores.

We may open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, major city street locations, airports and tourist destinations.  We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores.  In addition to the risks already discussed for existing stores, the success of any planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	our ability to identify suitable markets and individual store sites within those markets;
•	the competition for suitable store sites;
•	our ability to negotiate favorable lease terms for new stores and renewals (including rent and other costs) with landlords;
•	our ability to obtain governmental and other third-party consents, permits and licenses necessary to the operation of our stores or otherwise;
•	the ability to build and remodel stores on schedule and at acceptable cost;
•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;
•	the effect of changes to laws and regulations, including wage, over-time, and employee benefits laws on store expense;
•	the availability of adequate management and financial resources to manage an increased number of stores;
•	our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and
•	unforeseen events, such as COVID-19, could prevent or delay store openings and impact our liquidity needed for store openings.

Additionally, the results we expect to achieve during each fiscal quarter are dependent upon opening new stores and renewing leases on existing stores on schedule. If we fall behind new store openings, we will lose expected sales and earnings between the planned opening date and the actual opening and may further complicate the logistics of opening stores, possibly resulting in additional delays, seasonally inappropriate product assortments, and other undesirable conditions.

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

Additionally, we have in the past and may in the future divest assets or businesses. Following any such divestitures, we may retain or incur liabilities or costs relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations. Dispositions may also involve our continued financial involvement in the divested business, such as through transition services agreements and guarantees.  Under these arrangements, performance by the divested businesses or conditions outside our control could adversely affect our business and results of operations.

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

In connection with acquisitions, we record goodwill on our Consolidated Balance Sheets.  This asset is not amortized but is subject to an impairment test at least annually, where we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired.  If after such assessment we conclude that the asset is impaired, we are required to determine the fair value of the asset using a quantitative impairment test that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk we consider to be inherent in our current business model.  We perform the impairment test annually at the beginning of our fourth quarter, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

Deterioration in our market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, which could be caused by events such as, but not limited to, COVID-19, could cause us to recognize the impairment of some or all of the $38.6 million of goodwill on our Consolidated Balance Sheets at January 30, 2021, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

As a retailer who accepts payments using a variety of methods, including credit and debit cards, installment payment methods, PayPal, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers.  The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance.  For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs.  We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment.  If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

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

In addition, the Payment Card Industry (“PCI”) is controlled by a limited number of vendors who have the ability to impose changes in the PCI’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI DSS, and cause us to incur significant unanticipated expenses.

A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information (“PII”) about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee PII, and/or theft.   A similar cybersecurity breach to the computer networks and systems of our third-party vendors and partners, including those that are cloud-based, over which we have no control, may occur, and could lead to a material disruption of our computer network and/or the areas of our business that are dependent on the support, services and other products provided by our third-party vendors and partners. Our computer networks and our business may be adversely affected by such a breach of our third-party vendors and partners, which could result in a decrease in our e-commerce sales and/or a loss of information valuable to our business, including, without limitation, PII of customers or employees. Such a cyber-incident could result in any of the following:

•

theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards, or customer or employee information, including PII such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

•

operational or business delays resulting from the disruption of our e-commerce sites, computer networks or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

•	negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;
•	loss of sales, including those generated through our e-commerce websites; and
•	governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and/or class action and other lawsuits.

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

Operational, Supply Chain and Third-Party Risks

Increased operating costs, including those resulting from potential increases in the minimum wage, could have an adverse effect on our results.

Increased operating costs, including those resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, distribution center costs and other expense items, including healthcare costs, may reduce our operating margin, and make it more difficult to identify new store locations that we believe will meet our investment return requirements. In addition, other employment and healthcare law changes may increase the cost of provided retirement and healthcare benefits expenses. Increases in our overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.

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

The loss of, or disruption in, one of our distribution centers and other factors affecting the distribution of merchandise, including freight cost, could materially adversely affect our business.

Each of our divisions uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores, to our wholesale customers or to our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution process is efficient and well positioned to support our current business and our expansion plans, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations, particularly our e-commerce operations, will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers.  In addition, to the extent we need to add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers or make changes in our distribution processes to improve efficiency and maximize capacity, we cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon third-parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third-parties may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; pandemics; trade policy changes or restrictions; tariffs or import-related taxes; third-party labor disruptions; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control.  An interruption in service by third-parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is impacted by changes in fuel prices, surcharges and other factors which can affect cost both on inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores and customers. Increases in freight costs, including in connection with increased fuel prices, may increase our cost of goods sold and our selling and administrative expenses.

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

Merchandise originally manufactured and imported from overseas makes up a large proportion of our total inventory. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. We may be unable to meet customer demands or pass on price increases to our customers. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet demand. Products from alternative sources may also be of lesser quality or more expensive than those we currently import. Risks associated with our reliance on imported products include:

•	disruptions in the shipping and importation of imported products because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages and delays in ports;
•	increased customs inspections of import shipments or other factors that could result in penalties causing delays in shipments;
•	economic crises, natural disasters, pandemics (including COVID-19), international disputes and wars; and
•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	imposition of additional cargo or safeguard measures;
•	denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restriction on imports from a foreign country from which we purchase goods;
•	changes in import duties, import quotas and other trade sanctions; and
•	increases in shipping rates.

A considerable amount of the inventory we sell is imported from China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.

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

We have access to collect or maintain information about our customers, and the protection of that data is critical to our business.  The regulatory environment surrounding information security and privacy continues to evolve and new laws are increasingly giving customers the right to control how their personal data is used.  One such law is the European Union's General Data Protection Regulation ("GDPR").  Our failure to comply with the obligations of GDPR and similar U.S. federal and state laws, including California privacy laws, could in the future result in significant penalties which could have a material adverse effect on our business and results of operations.  Data protection compliance could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.

We are dependent on third-party vendors and licensors for the merchandise we sell.

We do not manufacture the merchandise we sell, and our Licensed Brands business is dependent on third-party licenses.  Accordingly, our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands, belonging to unaffiliated vendors, which have fashion significance to our customers. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, COVID-19, work stoppages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws and regulations. Delayed compliance or failure to comply with such laws and regulations by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.

The manufacture of our products and our distributing operations are subject to the risks of doing business abroad, including in China, which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

While we have taken action to diversify our sourcing base outside of China, since a portion of our products are manufactured in China, the possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the continuation of the COVID-19 pandemic or the outbreak of another pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s Communist Party has been pursuing economic reform policies; however, there is no assurance that China’s government will continue to pursue these policies, or that it will not significantly alter these policies without notice. Policy changes could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.

Legal, Regulatory, Global and Other External Risks

Establishing and protecting our intellectual property is critical to our business.

Our ability to remain competitive is dependent upon our continued ability to secure and protect trademarks, patents and other intellectual property rights in the U.S. and internationally for all of our businesses. We rely on a combination of trade secret, patent, trademark, copyright and other laws, license agreements and other contractual provisions and technical measures to protect our intellectual property rights; however, some countries do not protect intellectual property rights to the same extent as the U.S.

Our business could be significantly harmed if we are not able to protect our intellectual property, or if a court found us to be infringing on others’ intellectual property rights. Any future intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and distract management’s attention from operating our business. If we do not prevail on any intellectual property claims, then we may have to change our manufacturing processes, products or trade names, any of which could reduce our profitability.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations may experience a material adverse impact due to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, increase in fuel prices, and the economic consequences of pandemics such as the ongoing COVID-19 pandemic, natural disasters, military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change.

The scope of our non-U.S. operations exposes our performance to risks including foreign, political, legal and economic conditions and exchange rate fluctuations.

Our performance depends in part on general economic conditions affecting all countries in which we do business, including the impact of Brexit.  Although the U.K. and the European Union (“E.U.”) entered into the E.U.-U.K. Trade and Cooperation Agreement on December 30, 2020, uncertainty remains about the impact on our business in the U.K. and the ROI, including impact on tariffs, shipping costs, consumer demand and currency fluctuations.

In addition, across all of our markets, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, intellectual property rights and supply chain logistics. We are also dependent on foreign manufacturers for the products we sell, and our inventory is subject to cost and availability of foreign materials and labor. In addition to the other risks disclosed herein, demand for our product offering in our non-U.S. operations is also subject to local market conditions.

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

If the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when converted into U.S. dollars and our margins may be negatively impacted by the increase in product costs. Although we typically have sought to mitigate the negative impacts of foreign currency exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all.

The imposition of tariffs on our products could adversely affect our business.

Tax and trade policies, tariffs and regulations affecting trade between the United States and other countries could have a material adverse effect on our business, results of operations and liquidity. We source a significant portion of our merchandise from manufacturers located outside the U.S., including from China. Existing and potential future tariffs on certain imported products could result in an increase in prices for those products. In addition, tariffs could also increase the costs of our U.S. suppliers, causing those suppliers to also increase the costs of their products. If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Alternatively, tariffs may cause us to shift production to other countries, resulting in significant costs and disruption to our business. In addition, further imposition of tariffs by the United States or other countries could have a significant adverse effect on world trade and the world economy.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source our footwear and accessory products from manufacturers located in Brazil, Canada, China, Hong Kong, India, Italy, Mexico, Pakistan, Portugal, Peru and Vietnam, and our retail operations sell primarily branded products from third-parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, including trade policies and tariffs regarding China. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether any of the countries in which our merchandise is currently or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of products available to us or may require us to modify our current business practices, any of which could hurt our profitability.

We rely on our suppliers to manufacture and ship the products they produce for us in a timely manner. We also rely on the free flow of goods through open and operational ports worldwide. Labor disputes and other disruptions at various ports or at our suppliers could increase costs for us and delay our receipt of merchandise, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions.

We are subject to regulatory proceedings and litigation and to regulatory changes that could have an adverse effect on our financial condition and results of operations.

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 16 to the Consolidated Financial Statements.  If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected.  The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the United Kingdom, and the ROI, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.

Financial Risks

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

In addition, on November 30, 2020, the International Exchange (ICE) Benchmark Association, which administrates LIBOR, announced that it intends to begin a phase out of LIBOR at the end of 2021, by ceasing (i) entering into new contracts that use LIBOR as a reference rate by December 31, 2021 and (ii) publication of two LIBOR rates (one-week and two-month) after December 31, 2021, while the remaining LIBOR rates (overnight, one-month, three-month, six-month and 12-month) will be retired on June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.  Furthermore, while our credit facility contains provisions providing for alternative rate calculations in the event LIBOR is unavailable, these provisions may be more expensive.

Changes in our effective income tax rate could adversely affect our net earnings.

A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, including the Tax Cuts and Jobs Act of 2017 (the "Act"), and our ability to sustain our reporting positions on examination.  Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings and liquidity.  In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.

We continue to expect the United States Treasury and the Internal Revenue Service to issue regulations and other guidance that could have a material impact on our effective tax rate in future periods.

ITEM 1B, UNRESOLVED STAFF COMMENTS

None.

ITEM 2, PROPERTIES

At January 30, 2021, we operated 1,460 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the United Kingdom and the ROI. New shopping center store leases in the United States, Puerto Rico and Canada typically are for a term of approximately 10 years. New store leases in the United Kingdom and the ROI typically have terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Nashville, TN	Leased	Various	Corporate headquarters	306,455	(1)
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Nashville, TN	Owned	Journeys Group	Distribution warehouse	63,000

(1)	We occupy almost 100% of our corporate headquarters building. The lease on the Nashville office expires in April 2022.

On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement, which was subsequently amended, for approximately 182,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each. We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

ITEM 3, LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 16 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," which is incorporated herein by reference.

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

Mimi Eckel Vaughn, 54, Board Chair, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the board of directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Thomas Allen George, 65, Senior Vice President – Finance and Interim Chief Financial Officer.  Mr. George joined the Company in December 2020 as interim senior vice president of finance and chief financial officer.  Mr. George has 40 years of experience, including 30 years as chief financial officer of public and private companies. Prior to joining Genesco, he was chief financial officer of Deckers Outdoor Corporation d/b/a Deckers Brands, a global footwear company, for nine years and prior to that was chief financial officer of Oakley, a global eyewear brand.  He has served in this same capacity at companies in the technology and medical device industries.

Daniel E. Ewoldsen, 51, Senior Vice President. Mr. Ewoldsen is a 17-year Johnston & Murphy veteran.  He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006.  He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019.  Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Mario Gallione, 60, Senior Vice President.  Mr. Gallione is a 43-year veteran of Genesco.  He began his career as a Jarman sales associate in 1977.  He was promoted to manager and served in a variety of sales management positions until 1987 when he was promoted as a merchandiser trainee and rose through the ranks to divisional merchandise manager for Journeys in 1994 and vice president in 1998.  In October 2006, he was named senior vice president, general merchandise manager of Journeys Group.  In 2010, he was named chief merchandising officer of Journeys Group.  In September 2017, Mr. Gallione was named president of Journeys and in July 2019, he was named senior vice president of Genesco.

Scott E. Becker, 53, Senior Vice President - General Counsel and Corporate Secretary.  In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation.  Mr. Becker began his legal career with several Chicago area law firms.

Parag D. Desai, 46, Senior Vice President of Strategy and Shared Services. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Brently G. Baxter, 55, Vice President and Chief Accounting Officer. Mr. Baxter joined the Company in September 2019 as vice president and chief accounting officer. Mr. Baxter most recently served as group vice president, controller and principal accounting officer for Sally Beauty Holdings, Inc., a position he held since 2017. From 2014 and 2016, he served as senior vice president, controller and chief accounting officer for Stein Mart, Inc. From 2006 to 2014, he served as vice president, accounting, treasury and corporate controller for PetSmart, Inc. From 2003 to 2006, Mr. Baxter served as vice president and controller for Cracker Barrel Old Country Store, Inc.

Matthew N. Johnson, 56, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,350 common shareholders of record on March 12, 2021.

We have not paid cash dividends to our holders of our Common Stock since 1973.  Our ability to pay cash dividends to our holders of common stock is subject to various restrictions. See Note 11 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" for information regarding restrictions on dividends and redemption of capital stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In September 2019, the Board authorized a $100 million share repurchase program, pursuant to which we may repurchase shares of our common stock, par value $1.00 per share, with an aggregate gross purchase price of up to $100 million.  We have $89.7 million remaining as of January 30, 2021 under such share repurchase program.  During the three and twelve months ended January 30, 2021, we did not make any repurchases under this program.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, RESERVED

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on April 1, 2020, which provides a discussion of our financial condition and results of operations for Fiscal 2020 compared to our Fiscal 2019.

Summary of Results of Operations

Our net sales decreased 18.7% during Fiscal 2021 compared to Fiscal 2020. The sales decrease was driven by the impact from the COVID-19 pandemic, including as a result of store closures during the year, lower store comparable sales and sales pressure at Johnston & Murphy, partially offset by digital comparable growth of 74%.  Stores were open about 76% of possible days.  We have not disclosed comparable sales for Fiscal 2021 as we believe that overall sales are a more meaningful metric during this period due to the impact of the COVID-19 pandemic.

Journeys Group sales decreased 16%, Schuh Group sales decreased 18%, Johnston & Murphy Group sales decreased 49%, while Licensed Brands sales increased 61% due to the acquisition of Togast, during Fiscal 2021 compared to Fiscal 2020. Gross margin decreased as a percentage of net sales from 48.4% in Fiscal 2020 to 45.0% in Fiscal 2021, reflecting gross margin decreases as a percentage of net sales in all of our business units, except Journeys Group. The gross margin decrease is primarily due to higher shipping and warehouse expense in all of our retail divisions, increased inventory reserves at Johnston & Murphy Group, increased markdowns at Johnston & Murphy retail and closeouts at Johnston & Murphy wholesale and increased promotional activity at Schuh Group, partially offset by decreased markdowns at Journeys Group. The higher shipping and warehouse expense is a result of the increased penetration of e-commerce sales.  In addition, changes in sales mix among our business units had an unfavorable impact on gross margin.

Selling and administrative expenses increased as a percentage of net sales from 44.0% in Fiscal 2020 to 45.6% in Fiscal 2021, reflecting increased expenses as a percentage of net sales in Journeys Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of net sales in Schuh Group, Licensed Brands and Corporate.  However, on a dollar basis, expenses decreased 15.8% in Fiscal 2021 compared to Fiscal 2020 due primarily to reduced occupancy expense, driven by rent abatements with landlords and government relief programs, as well as reduced selling salaries and bonus and travel expenses, partially offset by increased marketing expenses.

Operating margin decreased as a percentage of net sales from 3.8% in Fiscal 2020 to (6.0)% in Fiscal 2021, reflecting operating losses in all of our business units except Journeys Group due to disruptions related to the COVID-19 pandemic including recognition of non-cash impairment charges of $79.3 million for goodwill, $13.8 million for retail store assets and $5.3 million for trademarks.

Significant Developments

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic.  As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures throughout the year and adjusted our operational needs, including:

•On March 18, 2020, we temporarily closed our North American retail stores.

•On March 19, 2020, we initially borrowed $150.0 million under our Credit Facility as a precautionary measure to ensure funds were available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers.   We paid down the $150.0 million on September 10, 2020.

•On March 19, 2020, Schuh entered into an Amendment and Restatement Agreement (the “U.K. A&R Agreement”) with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement included only a Facility C revolving credit agreement of £19.0 million, bore interest at LIBOR plus 2.2% per annum and expired in September 2020. In March 2020, we borrowed £19.0 million as a precautionary measure in response to the COVID-19 pandemic.  The U.K. A&R Agreement was replaced with the Facility Letter in October 2020 and the outstanding borrowings in the amount of £19.0 million were repaid.

•On March 23, 2020, we temporarily closed our stores in the United Kingdom and the ROI.

•On March 26, 2020, we temporarily closed our U.K. e-commerce business. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices.

•On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation for the executive team and select employees and reduced the cash compensation for our Board of Directors. In addition, we furloughed all of our full-time store employees in North America and our store and distribution center employees in the United Kingdom. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. Across all these actions, this represented a reduction of our workforce by 90%.

•During a portion of the first and second quarters of Fiscal 2021, we extended payment terms with suppliers, managed inventory by reducing future receipts and reduced planned capital expenditures by over 50%.  For new receipts as of August 1, 2020, we restored contractual payment terms with suppliers.

•On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, establish a First-in, Last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity.

•On June 25, 2020, our Board of Directors considered the Company’s financial results to date and that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020, and decided to restore a portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020.  In addition, the cash compensation of our Board of Directors, which had also been reduced on March 27, 2020, was partially restored.

•In October 2020, our Board of Directors restored the remaining portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020 as well as the compensation of the Board of Directors.

•On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate.  As of January 30, 2021, we have not borrowed under the Facility Letter.

•During the fourth quarter of Fiscal 2021, another lockdown in the U.K. and the ROI disrupted the Schuh Group business with stores closed for 36% of possible days in the fourth quarter.  As of January 30, 2021, all but two Schuh stores remained closed.  These stores are expected to remain closed until shortly after Easter, April 4, 2021.

•In December 2020, the Company returned the compensation to select employees whose compensation had been reduced on March 27, 2020.

As of March 11, 2021, we were operating in 90% of our locations, including approximately 1,145 Journeys, 160 Johnston & Murphy and two Schuh locations.  All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including requiring employees to wear masks, requiring customers in our stores to wear masks, providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact.

As a result of the economic and business impact of the COVID-19 pandemic, we revised certain accounting estimates and judgments as discussed in Item 8, Note 3, “COVID-19”, to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of inventory, goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We have been working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a number of negotiations remain ongoing.  During Fiscal 2021, we have recognized approximately $34 million in rent savings which included approximately $28 million of abatements pursuant to rent abatement agreements we have entered into with certain landlords.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During Fiscal 2021, qualified payroll tax credits reduced our selling and administrative expenses by approximately $13.8 million on our Consolidated Statements of Operations.  We also deferred $9.5 million of qualified payroll taxes in the U.S. that will be repaid in equal installments by December 31, 2021 and December 31, 2022.  Savings from the government program in the U.K. has also provided property tax relief of approximately $13.3 million for Fiscal 2021.  Additionally, we recorded a tax receivable of $107.2 million in our U.S. federal jurisdiction as a result of a carryback of our Fiscal 2021 federal tax losses to prior tax periods under the CARES Act.  Due to a higher tax rate in prior tax periods than the current U.S. federal statutory tax rate of 21%, the carryback claim creates a permanent tax benefit of $46.4 million.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. During Fiscal 2021, based on available evidence, we recorded an additional valuation allowance against previously recorded deferred tax assets in our U.K. jurisdiction of $2.6 million and our Irish jurisdiction of $0.2 million.  We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions.

The Acquisition of Togast

Effective January 1, 2020, we completed the acquisition of substantially all the assets and the assumption of certain liabilities of Togast.  Togast specializes in the design, sourcing and sale of licensed footwear.  We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women and children in U.S. concurrently with the Togast acquisition.  The acquisition expands our portfolio to include footwear licenses for Bass® and FUBU, among others.  Togast operates in our Licensed Brands segment.

Asset Impairment and Other Charges

We recorded a pretax charge to earnings of $18.7 million in Fiscal 2021, including $13.8 million for retail store asset impairments and $5.3 million for trademark impairment, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition which is included in asset impairments and other, net on the Consolidated Statements of Operations for Fiscal 2021.

Postretirement Benefit Liability

In March 2019, our board of directors authorized the termination of the defined benefit pension plan.  The termination was completed in January 2020 with a pension settlement charge of $11.5 million which is included in asset impairments and other, net on the Consolidated Statements of Operations for Fiscal 2020.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key performance indicators we use to evaluate the financial condition and operating performance of our business are comparable sales, net sales, gross margin, operating income (loss) and operating margin.  These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein.  These measures may not be comparable to similarly-titled performance indicators used by other companies.

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for Fiscal 2021 because we believe that overall sales are a more meaningful metric during this period due to the impact of COVID-19.

Results of Operations—Fiscal 2021 Compared to Fiscal 2020

Our net sales for Fiscal 2021 decreased 18.7% to $1.79 billion from $2.20 billion in Fiscal 2020.  The decrease in net sales was driven by the impact from store closures during the year due to the COVID-19 pandemic, lower store comparable sales and sales pressure at Johnston & Murphy, partially offset by digital comparable growth of 74%.  Stores were open about 76% of possible days during Fiscal 2021.

Gross margin decreased 24.3% to $804.5 million in Fiscal 2021 from $1.06 billion in Fiscal 2020, and decreased as a percentage of net sales from 48.4% in Fiscal 2020 to 45.0% in Fiscal 2021, reflecting gross margin decreases as a percentage of net sales in all of our business units, except Journeys Group. The gross margin decrease is primarily due to higher shipping and warehouse expense in all of our retail divisions, increased inventory reserves at Johnston & Murphy Group, increased markdowns at Johnston & Murphy retail and closeouts at Johnston & Murphy wholesale and increased promotional activity at Schuh Group, partially offset by decreased markdowns at Journeys Group. The higher shipping and warehouse expense is a result of the increased penetration of e-commerce sales. In addition, changes in sales mix among our business units had an unfavorable impact on gross margin.

Selling and administrative expenses increased as a percentage of net sales from 44.0% in Fiscal 2020 to 45.6% in Fiscal 2021, but decreased 15.8% in total dollars due primarily to reduced occupancy expense, driven by rent abatements with landlords and government relief programs, as well as reduced selling salaries and bonus and travel expenses, partially offset by increased marketing expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings (loss) from continuing operations before income taxes (“pretax earnings (loss)”) for Fiscal 2021 was a pretax loss of $(111.7) million, compared to pretax earnings of $82.4 million for Fiscal 2020.  The pretax loss for Fiscal 2021 included a goodwill impairment charge of $79.3 million and an asset impairment and other charge of $18.7 million for retail store asset impairments and a trademark impairment, partially offset by a gain for the release of an earnout related to the Togast acquisition.  Pretax earnings for Fiscal 2020 included an asset impairment and other charge of $13.4 million for pension settlement expense and retail store asset impairments, partially offset by a gain on the sale of the Lids Sports Group headquarters building, a gain on lease terminations and a gain related to Hurricane Maria.

The net loss for Fiscal 2021 was $(56.4) million, or $(3.97) diluted loss per share compared to net earnings of $61.4 million, or $3.92 diluted earnings per share for Fiscal 2020.  The effective income tax rate was 49.8% for Fiscal 2021 compared to 25.1% for Fiscal 2020.  The effective tax rate for Fiscal 2021 was higher compared to Fiscal 2020 due to initiatives under the CARES Act and taxes accrued for the U.S. jurisdiction, partially offset by the non-deductibility of the goodwill impairment charge and our performance in foreign jurisdictions for which no income tax benefit or expense is recorded for Fiscal 2021.  See Item 8, Note 12, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Journeys Group

	Fiscal Year Ended		%
	2021	2020	Change
	(dollars in thousands)
Net sales	$1,227,954	$1,460,253	(15.9)%
Operating income	$76,896	$114,945	(33.1)%
Operating margin	6.3%	7.9%

Net sales from Journeys Group decreased 15.9% to $1.23 billion for Fiscal 2021 compared to $1.46 billion for Fiscal 2020, primarily due to store closures in response to the COVID-19 pandemic and lower store comparable sales, reflecting decreased store traffic, partially offset by increased digital comparable growth. The store count for Journeys Group was 1,159 stores at the end of Fiscal 2021, including 233 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada, compared to 1,171 stores at the end of Fiscal 2020, including 233 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada.

Journeys Group operating income for Fiscal 2021 decreased 33.1% to $76.9 million, compared to $114.9 million for Fiscal 2020. The decrease in operating income was primarily due to decreased net sales and increased expenses as a percentage of net sales, reflecting increased occupancy, marketing, depreciation, freight and compensation expenses, partially offset by decreased bonus expenses and selling salaries.  Gross margin for Fiscal 2021 increased slightly as a percentage of net sales, primarily reflecting decreased markdowns, partially offset by higher shipping and warehouse expense from higher e-commerce sales.

Schuh Group

	Fiscal Year Ended		%
	2021	2020	Change
	(dollars in thousands)
Net sales	$305,941	$373,930	(18.2)%
Operating income (loss)	$(11,602)	$4,659	NM
Operating margin	-3.8%	1.2%

Net sales from the Schuh Group decreased 18.2% to $305.9 million for Fiscal 2021, compared to $373.9 million for Fiscal 2020, primarily due to store closures in response to the COVID-19 pandemic and lower store comparable sales, partially offset by increased digital comparable growth and the favorable impact of $4.9 million due to changes in foreign exchange rates.  Schuh Group operated 123 stores at the end of Fiscal 2021 compared to 129 stores at the end of Fiscal 2020.

Schuh Group had an operating loss of $(11.6) million in Fiscal 2021 compared to operating income of $4.7 million for Fiscal 2020. The decrease in earnings this year reflects decreased net sales and decreased gross margin as a percentage of net sales, reflecting higher shipping and warehouse expense from higher e-commerce sales and increased promotional activity.  Schuh Group’s selling and administrative expenses decreased as a percentage of net sales this year, reflecting decreased occupancy expense, as a result of savings from the government program in the U.K. providing property tax relief and rent abatement agreements with our landlords, and decreased selling salaries, partially offset by increased marketing, compensation and credit card expenses and professional fees.  In addition, Schuh Group's operating loss included a favorable impact of $1.1 million for Fiscal 2021 due to changes in foreign exchange rates.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2021	2020	Change
	(dollars in thousands)
Net sales	$152,941	$300,850	(49.2)%
Operating income (loss)	$(47,624)	$17,702	NM
Operating margin	-31.1%	5.9%

Johnston & Murphy Group net sales decreased 49.2% to $152.9 million for Fiscal 2021 from $300.9 million for Fiscal 2020 primarily due to lower store comparable sales, store closures in response to the COVID-19 pandemic and lower wholesale sales, partially offset by increased digital comparable growth.  Retail operations accounted for 77.6% of Johnston & Murphy Group's sales in Fiscal 2021, up from 75.8% in Fiscal 2020. The store count for Johnston & Murphy retail operations at the end of Fiscal 2021 included 178 Johnston & Murphy shops and factory stores, including eight stores in Canada, compared to 180 Johnston & Murphy shops and factory stores, including eight stores in Canada, at the end of Fiscal 2020.

The operating loss for Johnston & Murphy Group for Fiscal 2021 was $(47.6) million compared to operating income of $17.7 million in Fiscal 2020. The decrease was primarily due to (i) decreased net sales (ii) decreased gross margin as a percentage of net sales, reflecting incremental inventory reserves, higher markdowns at retail, closeouts at wholesale and increased shipping and warehouse expense from higher e-commerce sales and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting the inability to leverage expenses on lower sales due to the COVID-19 pandemic.

Licensed Brands

	Fiscal Year Ended		%
	2021	2020	Change
	(dollars in thousands)
Net sales	$99,694	$61,859	61.2%
Operating loss	$(5,430)	$(698)	NM
Operating margin	-5.4%	-1.1%

Licensed Brands’ net sales increased 61.2% to $99.7 million for Fiscal 2021 from $61.9 million for Fiscal 2020, reflecting increased sales related to the Togast acquisition, partially offset by decreased sales of Dockers footwear.

Licensed Brands’ operating loss increased from $(0.7) million for Fiscal 2020 to $(5.4) million for Fiscal 2021, primarily due to decreased gross margin as a percentage of net sales as the recently acquired Togast business carried lower margins than the historic business due to the impact of pre-acquisition royalty and commission cost on legacy Togast product sales and the COVID-19 pandemic impact.  As the legacy Togast products comprise less of the overall sales mix of Licensed Brands, we expect the gross margin to improve.  Licensed Brands’ selling and administrative expenses decreased as a percentage of net sales, reflecting multiple expense category fluctuations as a result of both acquiring the Togast business, which carries lower expenses as a percentage of net sales than the historic business, and the impact of the COVID-19 pandemic, including higher bad debt expense for Fiscal 2021.  In addition, we benefitted from actions we took to restructure the Togast business and integrate post acquisition such as the elimination of a potential $34 million earnout in future years.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2021 was $119.5 million compared to $53.3 million for Fiscal 2020.  Corporate expense in Fiscal 2021 included non-cash impairment charges of $79.3 million related to goodwill, $13.8 million related to retail store assets and $5.3 million for trademarks, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition.  Fiscal 2020 included a $13.4 million charge in asset impairment and other charges, primarily for pension settlement expense and retail store asset impairments, partially offset by a gain on the sale of the Lids Sports Group headquarters building, a gain on lease terminations and a gain related to Hurricane Maria.  Corporate and other expense, excluding asset impairment and other charges, decreased 46% reflecting decreased bonus and compensation expenses and decreased professional fees.

Net interest expense increased to $5.1 million in Fiscal 2021 from $1.3 million in Fiscal 2020 primarily due to increased average borrowings and lower interest rates on short-term investments.

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

Cash flow changes:	Fiscal Year Ended
(dollars in millions)	January 30, 2021	February 1, 2020	Increase (Decrease)
Net cash provided by operating activities	$157.8	$117.2	$40.6
Net cash provided by (used in) investing activities	(24.0)	53.3	(77.3)
Net cash used in financing activities	(3.2)	(256.5)	253.3
Effect of foreign exchange rate fluctuations on cash	3.1	0.1	3.0
Increase (decrease) in cash and cash equivalents	$133.7	$(85.9)	$219.6

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $40.6 million higher for Fiscal 2021 compared to Fiscal 2020, reflecting primarily the following factors:

•	A $63.1 million increase in cash flow from changes in inventory, net of reserves, reflecting decreased inventory in all of our business segments for Fiscal 2021;
•	A $40.0 million increase in cash flow from changes in accounts payable reflecting changes in buying patterns;
•

A $28.9 million increase in cash flow from changes in other assets and liabilities and a $13.1 million increase in cash flow from changes in other accrued liabilities, both reflecting reduced rent payments since the onset of the COVID-19 pandemic; partially offset by

•	A $81.3 million decrease in cash flow from decreased net earnings, net of intangible impairment, discrete income tax benefits and inventory reserve adjustments.

Cash provided by investing activities was $77.3 million lower for Fiscal 2021 reflecting the receipt of proceeds from the sale of Lids Sports Group in the prior year, partially offset by the acquisition of Togast in the fourth quarter of Fiscal Year 2020.

Cash used in financing activities was $253.3 million higher in Fiscal 2021 primarily reflecting share repurchases in Fiscal Year 2020.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments for the revolving loans from $275.0 million to $332.5 million, establish a FILO tranche of indebtedness of $17.5 million, for $350.0 million total capacity, increase pricing on the revolving loans, modify certain covenant and reporting terms and pledge additional collateral.  As of January 30, 2021, we have borrowed $33.0 million under our Credit Facility.

On October 9, 2020, Schuh entered into a Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023.  As of January 30, 2021, we have not borrowed under the Schuh Facility Letter.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2022, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our near-term liquidity.  Our year end cash benefitted from both lower inventory levels as well as rent payables that will be paid once remaining COVID-related rent negotiations are fully completed and executed in Fiscal 2022.  Additionally, in the fourth quarter of Fiscal 2021, we implemented tax mechanisms allowed under the 5-year carryback provisions in the CARES Act which we expect will generate significant cash inflows in Fiscal 2022.  In Fiscal 2022, we will need to rebuild our inventories, especially at Journeys Group, in response to COVID-19.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of January 30, 2021.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of January 30, 2021.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$32,986	$—	$32,986
Operating Lease Obligations(1)	800,962	204,457	596,505
Purchase Obligations(2)	22,753	22,753	—
Other Long-Term Liabilities	855	172	683
Total Contractual Obligations	$857,556	$227,382	$630,174

(1) Operating lease obligations excludes $68.8 million for leases signed but not yet commenced.

(2) As a result of the Togast acquisition, we also have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung.  If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancelable by their terms.  We do not consider purchase orders to be firm inventory commitments.  If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

Capital Expenditures

Capital expenditures were $24.1 million and $29.8 million for Fiscal 2021 and 2020, respectively. The $5.7 million decrease in Fiscal 2021 capital expenditures as compared to Fiscal 2020 is primarily due to decreased store renovations in Fiscal 2021 as well as decreased capital expenditures as a result of the COVID-19 pandemic.

We expect total capital expenditures for Fiscal 2022 to be approximately $35 million to $40 million of which approximately 74% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities.  Planned capital expenditures excludes approximately $16 million, net of tenant allowance, for the new Corporate Headquarters building which is still in the planning stage.  We do not currently have any longer term capital expenditures or other cash requirements other than as set forth in the contractual obligations table.  We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares during Fiscal 2021.  We have $89.7 million remaining as of January 30, 2021 under our current $100.0 million share repurchase authorization. We repurchased 4,570,015 shares at a cost of $189.4 million during Fiscal 2020.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 16, "Legal Proceedings and Other Matters", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We have $33.0 million of outstanding U.S. revolver borrowings at a weighted average interest rate of 4.05% as of January 30, 2021.  A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $33.0 million revolver borrowings.

Cash and Cash Equivalents – Our cash and cash equivalent balances are held in our bank accounts and not invested at this time. We did not have significant exposure to changing interest rates on invested cash at January 30, 2021. As a result, we consider the interest rate market risk implicit in these investments at January 30, 2021 to be low.

Summary – Based on our overall market interest rate exposure at January 30, 2021, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2022 would not be material.

Accounts Receivable – Our accounts receivable balance at January 30, 2021 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States.  In the wholesale businesses, one customer accounted for 16%, one customer accounted for 13% and two customers each accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 7% of our total trade receivables balance as of January 30, 2021. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars.  As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating loss for Fiscal 2021 were positively impacted by $4.9 million and positively impacted by $1.1 million, respectively, due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2021 are included in Note 2 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $1.6 million at January 30, 2021.

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

We annually assess our goodwill and indefinite lived trademarks for impairment and on an interim basis if indicators of impairment are present. Our annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter.

In accordance with ASC 350, we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired.  If, after such assessment, we conclude that the asset is not impaired, no further action is required.  However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test.  The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the reporting unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value.  We estimate fair value using the best information available, and compute the fair value derived by a combination of the market and income approach.  The market approach is based on observed market data of comparable companies to determine fair value.  The income approach utilizes a projection of a reporting unit’s estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions.  A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. The projection uses our best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.  For additional information regarding impairment of long-lived assets, see Item 8, Note 4, "Goodwill and Other Intangible Assets" and Note 5,"Asset Impairments and Other Charges" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery of an asset is at risk, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At January 30, 2021, we had a deferred tax valuation allowance of $36.6 million.

Income tax reserves for uncertain tax positions are determined using the methodology required by the Income Tax Topic of the Accounting Standards Codification (“Codification”). This methodology requires companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.  See Item 8, Note 12, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to income taxes.

Leases

We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASU No. 2016-02, “Leases (Topic 842).”  We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities.  Approximately 2% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term.  As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments.  For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency.   See Item 8, Note 10, "Leases", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to leases.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting

We have audited Genesco Inc. and Subsidiaries’ internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated March 31, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosures to which they relate.

Valuation of Schuh Group Indefinite Lived Trademark
Description of the Matter

At January 30, 2021 the Company had $23.1 million recorded for the indefinite lived trademark associated with the Schuh Group reporting unit. As discussed in Notes 1, 3, and 4 to the consolidated financial statements, the Company assesses indefinite lived trademarks for impairment on an annual basis, or on an interim basis if indicators of impairment are present. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.

Auditing the Company’s quantitative indefinite lived trademark impairment test was complex and highly judgmental due to the subjective nature of the significant assumptions used in the determination of estimated fair value for the Schuh Group trademark. For example, the fair value estimate was sensitive to significant assumptions, including revenue projections, royalty rate, and discount rate, which are affected by expected future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s trademark impairment evaluation process. For example, we tested controls over the Company’s review of the significant assumptions used in the trademark valuation as well as the Company’s review of the reasonableness of the data used in this valuation.

To test the estimated fair value of the Schuh Group trademark, we performed audit procedures that included, among others, testing the significant assumptions discussed above, testing the underlying data used by the Company in its analyses by comparing to historical and other industry data, as well as validating certain assertions with data internal to the Company and from other sources. We compared the significant assumptions used by the Company to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of the Company’s revenue projections by comparing the Company’s past projections to actual performance. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the Schuh Group trademark. Finally, we involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions, including assisting in evaluating the Company’s discount rate and royalty rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Nashville, Tennessee

March 31, 2021

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 30, 2021	February 1, 2020
Current Assets:
Cash and cash equivalents	$215,091	$81,418
Accounts receivable, net of allowances of $5,015 at January 30, 2021 and $2,940 at February 1, 2020	31,410	29,195
Inventories	290,966	365,269
Prepaids and other current assets	130,128	32,301
Total current assets	667,595	508,183
Property and equipment, net	207,842	238,320
Operating lease right of use asset	621,727	735,044
Goodwill	38,550	122,184
Other intangibles	30,929	36,364
Deferred income taxes	—	19,475
Other noncurrent assets	20,725	20,908
Total Assets	$1,587,368	$1,680,478
Liabilities and Equity
Current Liabilities:
Accounts payable	$150,437	$135,784
Current portion - operating lease liability	173,505	142,695
Other accrued liabilities	78,991	83,456
Total current liabilities	402,933	361,935
Long-term debt	32,986	14,393
Long-term operating lease liability	527,549	647,949
Other long-term liabilities	57,141	36,858
Total liabilities	1,020,609	1,061,135
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	1,009	1,009
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,438	15,186
Additional paid-in capital	282,308	274,101
Retained earnings	320,920	378,572
Accumulated other comprehensive loss	(35,059)	(31,668)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	566,759	619,343
Total Liabilities and Equity	$1,587,368	$1,680,478

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2021	2020	2019
Net sales	$1,786,530	$2,197,066	$2,188,553
Cost of sales	982,063	1,133,951	1,141,497
Gross margin	804,467	1,063,115	1,047,056
Selling and administrative expenses	813,775	966,423	962,076
Goodwill impairment	79,259	—	—
Asset impairments and other, net	18,682	13,374	3,163
Operating income (loss)	(107,249)	83,318	81,817
Loss on early retirement of debt	—	—	597
Other components of net periodic benefit income	(670)	(395)	(380)
Interest expense (net of interest income of $0.3 million, $2.1 million and $0.8 million for Fiscal 2021, 2020 and 2019, respectively)	5,090	1,278	3,341
Earnings (loss) from continuing operations before income taxes	(111,669)	82,435	78,259
Income tax expense (benefit)	(55,641)	20,678	27,035
Earnings (loss) from continuing operations	(56,028)	61,757	51,224
Loss from discontinued operations, net of tax of $0.2 million, $0.1 million and $27.5 million for Fiscal 2021, 2020 and 2019, respectively	(401)	(373)	(103,154)
Net Earnings (Loss)	$(56,429)	$61,384	$(51,930)

Basic earnings (loss) per common share:
Continuing operations	$(3.94)	$3.97	$2.65
Discontinued operations	(0.03)	(0.02)	(5.33)
Net earnings (loss)	$(3.97)	$3.95	$(2.68)

Diluted earnings (loss) per common share:
Continuing operations	$(3.94)	$3.94	$2.63
Discontinued operations	(0.03)	(0.02)	(5.29)
Net earnings (loss)	$(3.97)	$3.92	$(2.66)

Weighted average shares outstanding:
Basic	14,216	15,544	19,351
Diluted	14,216	15,671	19,495

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income

In Thousands, except as noted

	Fiscal Year
	2021	2020	2019
Net earnings (loss)	$(56,429)	$61,384	$(51,930)
Other comprehensive income (loss):
Pension liability adjustment net of tax of $2.1 million and $0.0 million for 2020 and 2019, respectively	—	6,035	123
Postretirement liability adjustment net of tax of $0.1 million, $1.0 million and $1.6 million for 2021, 2020 and 2019, respectively	314	(2,697)	4,077
Foreign currency translation adjustments	(3,705)	2,930	(12,944)
Total other comprehensive income (loss)	(3,391)	6,268	(8,744)
Comprehensive Income (Loss)	$(59,820)	$67,652	$(60,674)

The accompanying Notes are an integral part of these Consolidated Financial Statement.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(56,429)	$61,384	$(51,930)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	46,499	49,574	76,939
Deferred income taxes	39,142	660	272
Impairment of intangible assets	84,519	269	5,736
Impairment of long-lived assets	13,871	2,827	5,823
Restricted stock expense	8,460	10,077	13,437
Provision for discontinued operations	345	425	743
Loss on sale of business	—	86	126,321
Loss on pension plan termination	—	11,510	—
Other	3,916	568	2,460
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(4,159)	656	6,312
Inventories	76,525	1,930	2,684
Prepaids and other current assets	(97,842)	16,228	(9,116)
Accounts payable	29,631	(10,333)	43,028
Other accrued liabilities	(7,732)	(20,787)	20,713
Other assets and liabilities	20,995	(7,904)	(6,279)
Net cash provided by operating activities	157,741	117,170	237,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,130)	(29,767)	(57,230)
Other investing activities	—	171	1,505
Acquisitions, net of cash acquired	—	(33,524)	—
Proceeds from (payments for) sale of businesses	—	98,677	(1,088)
Proceeds from asset sales	110	17,751	310
Net cash provided by (used in) investing activities	(24,020)	53,308	(56,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(9,133)	(1,650)
Borrowings under revolving credit facility	221,310	93,328	284,473
Payments on revolving credit facility	(205,327)	(135,403)	(299,606)
Shares repurchased related to share repurchase plan	—	(190,384)	(44,935)
Restricted shares withheld for taxes	(1,223)	(2,355)	(2,853)
Change in overdraft balances	(16,573)	(12,557)	15,494
Additions to deferred financing costs	(1,350)	(7)	(359)
Other	(1)	—	(3,322)
Net cash used in financing activities	(3,164)	(256,511)	(52,758)
Effect of foreign exchange rate fluctuations on cash	3,116	96	(464)
Net Increase (Decrease) in Cash and Cash Equivalents	133,673	(85,937)	127,418
Cash and cash equivalents at beginning of year	81,418	167,355	39,937
Cash and cash equivalents at end of year	$215,091	$81,418	$167,355
Supplemental information:
Interest paid	$4,386	$3,005	$3,338
Income taxes paid	7,685	4,899	12,451
Cash paid for amounts included in measurement of operating lease liabilities	142,908	188,247	—
Operating leased assets obtained in exchange for new operating lease liabilities	38,731	80,078	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non Controlling Interest Non- Redeemable	Total Equity
Balance February 3, 2018	$1,052	$20,392	$250,877	$603,902	$(29,192)	$(17,857)	$1,530	$830,704
Cumulative adjustment from ASC 606, net of tax	—	—	—	4,413	—	—	—	4,413
Net loss	—	—	—	(51,930)	—	—	—	(51,930)
Other comprehensive loss	—	—	—	—	(8,744)	—	—	(8,744)
Employee and non-employee restricted stock	—	—	13,437	—	—	—	—	13,437
Restricted stock issuance	—	390	(390)	—	—	—	—	—
Restricted shares withheld for taxes	—	(70)	70	(2,853)	—	—	—	(2,853)
Shares repurchased	—	(968)	—	(44,977)	—	—	—	(45,945)
Other	8	(153)	144	—	—	—	—	(1)
Noncontrolling interest – loss	—	—	—	—	—	—	(1,530)	(1,530)
Balance February 2, 2019	1,060	19,591	264,138	508,555	(37,936)	(17,857)	—	737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	—	(4,208)
Net earnings	—	—	—	61,384	—	—	—	61,384
Other comprehensive income	—	—	—	—	6,268	—	—	6,268
Employee and non-employee restricted stock	—	—	10,077	—	—	—	—	10,077
Restricted stock issuance	—	285	(285)	—	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,355)	—	—	—	(2,355)
Shares repurchased	—	(4,570)	—	(184,804)	—	—	—	(189,374)
Other	(51)	(64)	115	—	—	—	—	—
Balance February 1, 2020	1,009	15,186	274,101	378,572	(31,668)	(17,857)	—	619,343
Net loss		—	—	(56,429)	—	—	—	(56,429)
Other comprehensive loss	—	—	—	—	(3,391)	—	—	(3,391)
Employee and non-employee restricted stock	—	—	8,460	—	—	—	—	8,460
Restricted stock issuance	—	467	(467)	—	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(1,223)	—	—	—	(1,223)
Other	—	(150)	149	—	—	—	—	(1)
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$—	$566,759

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the United Kingdom and the ROI; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand, the licensed G.H. Bass® brand and other brands that we license for footwear.  At January 30, 2021, we operated 1,460 retail stores in the U.S., Puerto Rico, Canada, the United Kingdom and the ROI.

Effective January 1, 2020, we completed the acquisition of Togast, which specializes in the design, sourcing and sale of licensed footwear.  We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women, and children in the U.S.  The acquisition expands our portfolio to include footwear licenses for G.H. Bass® and FUBU, among others.  Togast operates in our Licensed Brands segment.  On February 2, 2019, we completed the sale of our Lids Sports Group business.  As a result, we reported the operating results of this business in loss from discontinued operations, net in our Consolidated Statements of Operations for Fiscal 2019.  The cash flows related to discontinued operations have not been segregated and are included in our Consolidated Statements of Cash Flows for Fiscal 2019.  Unless otherwise noted, discussion within these notes to our consolidated financial statements relates to continuing operations. See Note 18 for additional information related to discontinued operations.

During Fiscal 2021, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce  operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and Bass brands, as well as other brands we license for footwear.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements.  All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2021, 2020 and 2019 were all 52-week years with 364 days. Fiscal 2021 ended on January 30, 2021, Fiscal 2020 ended on February 1, 2020 and Fiscal 2019 ended on February 2, 2019.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $21.8 million and $8.9 million as of January 30, 2021 and February 1, 2020, respectively, which is included in cash and cash equivalents on the Consolidated Balance Sheets.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash and cash equivalents outside of the U.S.  If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

There were no cash equivalents at January 30, 2021 and there were $59.6 million of cash equivalents at February 1, 2020.  Our $59.6 million of cash equivalents at the previous year end was invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities.  The majority of payments due from banks for domestic customer credit card transactions process within 24 - 48 hours and are accordingly classified as cash and cash equivalents in our Consolidated Balance Sheets.

At January 30, 2021 and February 1, 2020, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $0.5 million and $17.1 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States.  Receivables arising from these sales are not collateralized.  Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors.  In the wholesale businesses, one customer accounted for 16%, one customer accounted for 13% and two customers each accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 7% of our total trade receivables balance as of January 30, 2021.

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

Depreciation expense related to property and equipment was approximately $45.6 million, $49.4 million and $52.1 million for Fiscal 2021, 2020 and 2019, respectively.

Leases

We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASC 842.  We evaluate renewal options and break options at lease inception and on an ongoing basis and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities.  Approximately 2% of our leases contain renewal options.  To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term.  As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments.  For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency.  Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets.  We test right-of-use assets for impairment in the same manner as long-lived assets.

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Our asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded in other long-term liabilities in our Consolidated Balance Sheets and are subsequently adjusted for changes in estimated asset retirement obligations.  The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $11.5 million and $11.1 million as of January 30, 2021 and February 1, 2020, respectively.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Our Consolidated Balance Sheets include an accrued liability for gift cards of $5.0 million in each of the years ended January 30, 2021 and February 1, 2020.  Gift card breakage recognized as revenue was $0.8 million, $1.0 million and $0.8 million for Fiscal 2021, 2020 and 2019, respectively.  During Fiscal 2021, we recognized $3.0 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 1, 2020.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $10.1 million, $5.6 million and $5.6 million for Fiscal 2021, 2020 and 2019, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense.   Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Retail occupancy costs recorded in selling and administrative expense were $269.8 million, $334.4 million and $334.3 million for Fiscal 2021, 2020 and 2019, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred.   Advertising costs were $80.1 million, $72.3 million and $68.3 million for Fiscal 2021, 2020 and 2019, respectively.

Consideration to Resellers

In our wholesale businesses, we do not have any written buy-down programs with retailers, but we have provided certain retailers with markdown allowances for obsolete and slow-moving products that are in the retailer’s inventory.  We estimate these allowances and provide for them as reductions to revenues at the time revenues are recorded.  Markdowns are negotiated with retailers and changes are made to the estimates as agreements are reached.  Actual amounts for markdowns have not differed materially from estimates.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $5.7 million, $8.0 million and $7.8 million for Fiscal 2021, 2020 and 2019, respectively.  During Fiscal 2021, 2020 and 2019, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency.  The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at monthly average exchange rates.  The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity.  Gains and losses from certain foreign currency transactions were not material for Fiscal 2021, 2020 or 2019.

Commitments

As a result of the Togast acquisition, we also have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung.  If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost.  At January 30, 2021, the related inventory owned by Samsung had a historical cost of $22.8 million.  As of January 30, 2021, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

We adopted ASU 2016-02, " Leases (Topic 842)", ("ASC 842"), as of February 3, 2019, using the optional transition method provided by ASU 2018-11, "Leases (Topic 842): Targeted Improvements".  The optional transition approach provides a method for recording existing leases at adoption by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to the modified or full retrospective transition methods that require restating prior comparative periods.  Additionally, we elected the “package of practical expedients”, which permits us to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  We also elected the practical expedient to not separate lease and non-lease components for our store and equipment leases.

Adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease liabilities of $795.6 million and $855.3 million, respectively, as of February 3, 2019.  The operating lease right of use asset is inclusive of the impairments recorded upon adoption for store operating lease right of use assets, which totaled $4.8 million and resulted in a decrease to retained earnings of $4.2 million, net of tax.  Right of use assets are recorded based upon the present value of the remaining operating lease payments, discounted using an incremental borrowing rate based on the initial lease term, adjusted for deferred rent, including tenant allowances from landlords.  ASC 842 did not materially impact net earnings or liquidity and did not have an impact on covenant compliance under our current debt agreements.  Financial results for reporting periods beginning after February 3, 2019 are presented in accordance with ASC 842, while prior periods will continue to be reported in accordance with our historical accounting for leases under ASC 840: "Leases (Topic 840)" and therefore have not been adjusted to conform to Topic 842.  For additional information regarding leases, see Note 10.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract", (ASU 2018-15").  The standard requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019.  We adopted this standard effective August 4, 2019 and elected to apply the prospective transition approach with no material impact on our Consolidated Financial Statements.  We did not capitalize any material implementation costs incurred in a cloud computing arrangement service contract during Fiscal 2021 or Fiscal 2020.

We adopted ASC 606 in the first quarter of Fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of $4.4 million as an adjustment to the opening balance of retained earnings at February 4, 2018.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. We adopted ASU No. 2016-13 in the first quarter of Fiscal 2021.  This guidance did not have a material impact on our Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

New Accounting Pronouncements, Continued

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”.  This guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. We do not expect the guidance to have a material impact on our Consolidated Financial Statements.

Note 3

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing or modifying operating models and hours of our retail stores in North America, the United Kingdom and the ROI both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities, during Fiscal 2021.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over COVID-19, resulted in material reductions in revenues and operating income during Fiscal 2021. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded an incremental $11.0 million asset impairment charge within asset impairments and other, net on our Consolidated Statements of Operations during Fiscal 2021.

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of the first three quarters of this year and our annual assessment of impairment on the first day of our fourth quarter for Fiscal 2021.  During the first quarter, such evaluation caused us to determine that, when considering the impact of the COVID-19 pandemic, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks.  Therefore, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.

We evaluated our remaining assets, particularly accounts receivable and inventory. Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry, such as the COVID-19 pandemic, as well as by customer specific factors. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. We recorded incremental inventory reserve provisions as a result of excess inventory due to the impact of the COVID-19 pandemic on retail traffic and demand for certain products. Depending on the pace of reopening our stores as well as future customer behavior, among other factors, we may incur additional inventory reserve provisions.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

COVID-19, Continued

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We have been working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a number of negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset related operating expenses. During Fiscal 2021, qualified payroll tax credits reduced our selling and administrative expenses by approximately $13.8 million on our Consolidated Statements of Operations. We also deferred $9.5 million of qualified payroll taxes in the U.S. that will be repaid in equal installments by December 31, 2021 and December 31, 2022.  Savings from the government program in the U.K. has also provided property tax relief of approximately $13.3 million in Fiscal 2021.  Additionally, we recorded a tax receivable of $107.2 million in our U.S. federal jurisdiction as a result of a carryback of our Fiscal 2021 federal tax losses to prior tax periods under the CARES Act.  Due to a higher tax rate in prior tax periods than the current U.S. federal statutory tax rate of 21%, the carryback claim creates a permanent tax benefit of $46.4 million.

We recorded our income tax expense, deferred tax assets and related liabilities based on our best estimates. As part of this process, we assessed the likelihood of realizing the benefits of our deferred tax assets. During Fiscal 2021, based on available evidence, we recorded an additional valuation allowance against previously recorded deferred tax assets in our U.K. jurisdiction of $2.6 million and our Irish jurisdiction of $0.2 million. We will continue to monitor the realizability of our deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including our results of operations and our ability to project future taxable income in those jurisdictions.

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

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2020, we completed the acquisition of substantially all of the assets, and assumption of certain liabilities, of Togast for an aggregate base purchase price of $33.5 million, which was paid in full in cash at the closing. Togast specializes in the design, sourcing and sale of licensed footwear.  We also entered into a new U.S. footwear license agreement with Levi Strauss & Co. for the license of Levi's® footwear for men, women, and children in the U.S.  The Togast purchase includes footwear licenses for Bass® and FUBU, among others.  Togast operates within the Licensed Brands segment.

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Schuh Group	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, February 1, 2020	$84,069	$9,730	$28,385	$122,184
Change in opening balance sheet	—	—	83	83
Impairment	(79,259)	—	—	(79,259)
Effect of foreign currency exchange rates	(4,810)	352	—	(4,458)
Balance, January 30, 2021	$—	$10,082	$28,468	$38,550

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

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Goodwill and Other Intangible Assets, Continued

The guideline company method involves analyzing transaction and financial data of publicly traded companies to develop multiples, which are adjusted to account for differences in growth prospects and risk profiles of the reporting unit and comparable companies.

Other Intangible Assets

Trademark Valuation

In addition, as a result of the factors noted above, we evaluated the fair value of our trademarks during the first quarter of Fiscal 2021.  The fair value of trademarks was determined based on the royalty savings approach.  This analysis indicated trademark impairment in our Journeys Group and Johnston & Murphy Group.  As a result, we recorded a trademark impairment of $5.3 million in the first quarter of Fiscal 2021.  This charge is included in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

Key assumptions included in the estimation of the fair value for trademarks include the following:

•

Future cash flow assumptions - Future cash flow assumptions include retail sales from our retail store operations and ecommerce retail sales. Sales were based on organic growth and were derived from historical experience and assumptions regarding future growth, including considerations for the impact of the ongoing COVID-19 pandemic. Our analysis incorporated an assumed period of cash flows of five years with a terminal value.

•	Royalty rate - The royalty rate used to estimate the fair values of our reporting units’ trademarks was 1%.
•

Discount rate - The discount rate was based on an estimated WACC for each business. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The WACC used to estimate the fair values of our reporting units’ trademarks was approximately 15%.

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Jan. 30, 2021	Feb. 1, 2020	Jan. 30, 2021	Feb. 1, 2020	Jan. 30, 2021	Feb. 1, 2020	Jan. 30, 2021	Feb. 1, 2020
Gross other intangibles	$26,443	$31,023	$6,617	$6,562	$400	$767	$33,460	$38,352
Accumulated amortization	—	—	(2,131)	(1,509)	(400)	(479)	(2,531)	(1,988)
Other Intangibles, net	$26,443	$31,023	$4,486	$5,053	$—	$288	$30,929	$36,364

(1)     Includes a $23.1 million trademark at January 30, 2021 related to Schuh Group and $3.4 million related to Journeys Group.

(2)     Includes $5.1 million for the Togast acquisition.

(3)	Backlog for Togast.

The amortization of intangibles was $0.9 million and $0.2 million for Fiscal 2021 and Fiscal 2020, respectively, and less than $0.1 million for Fiscal 2019. Currently, amortization of intangibles is expected to be $0.6 million for each of the next five years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 5

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment, and in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $18.7 million in Fiscal 2021, including $13.8 million for retail store asset impairments and $5.3 million for a trademark impairment, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition.

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

Note 6

Inventories

(In thousands)	January 30, 2021	February 1, 2020
Wholesale finished goods	$27,851	$34,271
Retail merchandise	263,115	330,998
Total Inventories	$290,966	$365,269

Note 7

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	January 30, 2021	February 1, 2020
Land	$7,451	$7,360
Buildings and building equipment	74,617	63,493
Computer hardware, software and equipment	138,516	140,503
Furniture and fixtures	127,635	128,542
Construction in progress	14,422	9,593
Improvements to leased property	334,267	342,592
Property and equipment, at cost	696,908	692,083
Accumulated depreciation	(489,066)	(453,763)
Total Property and Equipment, net	$207,842	$238,320

(In thousands)	January 30, 2021	February 1, 2020
Accrued employee compensation	$11,025	$31,579
Accrued other taxes	15,578	11,583
Accrued income taxes	674	190
Provision for discontinued operations	527	495
Other accrued liabilities	51,187	39,609
Total Other Current Accrued Liabilities	$78,991	$83,456

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Fair Value

The carrying amounts and fair values of our financial instruments at January 30, 2021 and February 1, 2020 are:

(In thousands)	January 30, 2021		February 1, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$32,986	$33,612	$14,393	$14,056

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

As of January 30, 2021, we have $13.2 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.  We used a discounted cash flow model to estimate the fair value of these long-lived assets.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Note 9

Long-Term Debt

Credit Facility

On June 5, 2020, we entered into a Second Amendment (the “Second Amendment”) to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us and the lenders party thereto and Bank of America, N.A. as agent (as amended, the “Credit Facility” or the “Credit Agreement”), to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, establish a first-in, last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity, increase pricing on the revolving loans and modify certain covenant and reporting terms. The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles, and deposit accounts and specifically excludes equity interests, equipment, and most leasehold interests. The Second Amendment to our Credit Facility added a security interest in certain intellectual property.  The Second Amendment also provides for the borrowing base expansion to include real estate as those assets are added as collateral.  In addition, the Second Amendment adds customary real estate covenants to the Credit Facility.  The current outstanding long-term debt balance of $33.0 million bears interest at an average rate of 4.05% and matures January 31, 2023.

Deferred financing costs incurred of $1.1 million related to the amended Credit Facility were capitalized and are being amortized over the remaining term of the agreement.  The remaining balance of deferred financing costs incurred related to the Credit Facility are being amortized over the remaining term of the agreement. These costs are included in other non-current assets on the Consolidated Balance Sheets.  In connection with an amendment to the Credit Facility in Fiscal 2019, deferred financing costs of $0.6 million were written off.  Those costs are included in loss on early retirement of debt on the Consolidated Statements of Operations in Fiscal 2019.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Long-Term Debt, Continued

The Credit Facility is a revolving credit facility in the aggregate principal amount of $332.5 million, including (i) for the Company and other borrowers formed in the U.S., a $70.0 million sublimit for the issuance of letters of credit and a domestic swingline subfacility of up to $45.0 million, (ii) for GCO Canada ULC, a revolving credit subfacility in an amount not to exceed $70.0 million, which includes a $5.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $5.0 million, and (iii) for Genesco (UK) Limited, a revolving credit subfacility in an aggregate amount not to exceed $100.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit and a swingline subfacility of up to $10.0 million.  Any swingline loans and any letters of credit and borrowings under the Canadian and U.K. subfacilities will reduce the availability under the Credit Facility on a dollar for dollar basis.  We have the option, from time to time, to increase the availability under the Credit Facility by an aggregate amount of up to $200.0 million subject to, among other things, the receipt of commitments for the increased amount.  In connection with this increased facility, the Canadian revolving credit subfacility may be increased by no more than $15.0 million and the UK revolving credit subfacility may be increased by no more than $100.0 million.  The aggregate amount of the loans made and letters of credit issued under the Credit Facility are limited to the lesser of the facility amount ($332.5 million or, if increased as described above, up to $532.5 million) or the "Borrowing Base", as defined in the Credit Agreement.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the Loan Cap.  If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the Loan Cap, the Credit Facility requires us to meet a minimum fixed charge coverage ratio.  Excess Availability was $147.1 million at January 30, 2021.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of January 30, 2021.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Long-Term Debt, Continued

U.K. Credit Agreement

On October 9, 2020, Schuh entered into a facility letter (the "Facility Letter") with Lloyds Bank (“Lloyds”) under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a revolving capital facility (the "RCF") of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate. The Facility Letter includes certain financial covenants tested against Schuh, which take effect in the second quarter of Fiscal 2022. Following certain customary events of default outlined in the Facility Letter, payment of outstanding amounts due under the RCF may be accelerated or the commitments may be terminated. The RCF is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Letter and certain existing ancillary facilities on an unsecured basis.

We were in compliance with all the relevant terms and conditions of the Facility Letter as of January 30, 2021.

(In thousands)	January 30, 2021	February 1, 2020
U.S. Revolver borrowings	$32,986	$14,393
U.K. revolver borrowings	—	—
Total long-term debt	32,986	14,393
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$32,986	$14,393

The revolver borrowings outstanding under the Credit Facility at January 30, 2021 included $17.5 million U.S. revolver borrowings and $15.5 million (£11.3 million) related to Genesco (UK) Limited.  We had outstanding letters of credit of $9.8 million under the Credit Facility at January 30, 2021. These letters of credit support lease and insurance indemnifications.

Note 10

Leases

We lease our office space and all of our retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2034. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the United Kingdom and the ROI typically have initial terms of between 10 and 15 years.  Our lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage.  Generally, most of the leases require us to pay taxes, insurance, maintenance costs and contingent rentals based on sales.  We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of our right-of-use assets and liabilities. Approximately 2% of our leases contain renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The lease on our Nashville office expires in April 2022.  On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement, which was subsequently amended, for approximately 182,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Leases, Continued

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations.  The table below presents the components of lease cost for operating leases for the years ended January 30, 2021 and February 1, 2020.

(In thousands)	Fiscal 2021	Fiscal 2020
Operating lease cost	$160,973	$184,428
Variable lease cost	9,562	12,176
Less: Sublease income	(165)	(307)
Net Lease Cost	$170,370	$196,297

Prior to the adoption of ASC 842 as of February 3, 2019 (our Fiscal 2020), rent expense was calculated in accordance with ASC 840, “Leases”.  Total rent expense was $202.6 million for Fiscal 2019.  Total contingent rent was not material for Fiscal 2019.

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at January 30, 2021:

Fiscal Years	(In thousands)
2022	$204,457
2023	159,030
2024	132,869
2025	105,026
2026	85,379
Thereafter	114,201
Total undiscounted future minimum lease payments	800,962
Less: Amounts representing interest	(99,908)
Total Present Value of Operating Lease Liabilities	$701,054

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of January 30, 2021 and February 1, 2020 are:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)	5.5 years	6.2 years
Weighted-average discount rate	5.1%	5.2%

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Leases, Continued

As of January 30, 2021, we have additional operating leases that have not yet commenced with estimated right of use liabilities of $68.8 million, primarily related to the new headquarters building lease.  These leases will commence between 2021 and 2022 with lease terms of 8 to 15 years, with the 15 year lease being for the new headquarters building.

Beginning in March 2020, we suspended rent payments under the leases for our temporarily closed stores and initiated discussions with landlords to obtain lease concessions. We have considered the FASB’s recent guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and have elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).  Also, in accordance with the FASB’s guidance, we apply this election for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our obligations or in the rights of the landlord.  We continued to recognize contractual rent expense while lease concessions are under negotiation with the respective landlord.  The rent concessions are recognized in the period when the amendment is executed. COVID-19 related lease concessions decreased our contractual rent expense by approximately $34 million during Fiscal 2021.  As of January 30, 2021, we had an accrued liability for unpaid rent related to the closed stores of $26.9 million.  We continue to negotiate lease concessions with our landlords.

Note 11

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
Class	Shares Authorized	2021	2020	2019	2021	2020	2019
Employees’ Subordinated Convertible Preferred	5,000,000	34,425	34,440	36,147	$1,033	$1,033	$1,084
Stated Value of Issued Shares					1,033	1,033	1,084
Employees’ Preferred Stock Purchase Accounts					(24)	(24)	(24)
Total Non-Redeemable Preferred Stock					$1,009	$1,009	$1,060

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

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Equity, Continued

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 30, 2021 – 15,438,338 shares; February 1, 2020 –15,185,670 shares. There were 488,464 shares held in treasury at January 30, 2021 and February 1, 2020. Each outstanding share is entitled to one vote. At January 30, 2021, common shares were reserved as follows: 34,425 shares for conversion of preferred stock and 1,261,501 shares for the 2020 Genesco Inc. Equity Incentive Plan (the "2020 Plan").

For the year ended January 30, 2021, 428,362 shares of common stock were issued as restricted shares as part of the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the “2009 Plan”); 38,723 shares were issued to directors in exchange for their services; 64,382 shares were withheld for taxes on restricted stock vested in Fiscal 2021; 150,050 shares of restricted stock were forfeited in Fiscal 2021; and 15 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock.  We did not repurchase any shares of common stock in Fiscal 2021.  We have $89.7 million remaining under our current $100.0 million share repurchase authorization.

For the year ended February 1, 2020, 270,173 shares of common stock were issued as restricted shares as part of the 2009 Plan; 25,368 shares were issued to directors in exchange for their services; 55,598 shares were withheld for taxes on restricted stock vested in Fiscal 2020; 77,013 shares of restricted stock were forfeited in Fiscal 2020; and 1,707 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 4,570,015 shares of common stock at an average weighted market price of $41.44 for a total of $189.4 million

For the year ended February 2, 2019, 353,633 shares of common stock were issued as restricted shares as part of the 2009 Plan; 36,421 shares were issued to directors in exchange for their services; 69,762 shares were withheld for taxes on restricted stock vested in Fiscal 2019; 153,646 shares of restricted stock were forfeited in Fiscal 2019; and 524 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock.  In addition, the Company repurchased and retired 968,375 shares of common stock at an average weighted market price of $47.45 for a total of $45.9 million.

Restrictions on Dividends and Redemptions of Capital Stock:

Our charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

Note 12

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States. The Act includes a number of changes to existing U.S. tax laws that impact us including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits and additional limitations on the deductibility of executive compensation.  While we consider our accounting for the Act to be complete, we continue to evaluate new guidance and legislation as it is issued.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Income Taxes, Continued

The components of earnings from continuing operations before income taxes is comprised of the following:

(In thousands)	2021	2020	2019
United States	$(3,123)	$83,871	$84,807
Foreign	(108,546)	(1,436)	(6,548)
Total Earnings (Loss) from Continuing Operations before Income Taxes	$(111,669)	$82,435	$78,259

Income tax expense from continuing operations is comprised of the following:

(In thousands)	2021	2020	2019
Current
U.S. federal	$(106,397)	$16,313	$13,657
International	1,391	322	1,649
State	10,223	3,383	4,029
Total Current Income Tax Expense (Benefit)	(94,783)	20,018	19,335
Deferred
U.S. federal	48,511	(463)	3,632
International	2,773	1,145	2,594
State	(12,142)	(22)	1,474
Total Deferred Income Tax Expense	39,142	660	7,700
Total Income Tax Expense (Benefit) – Continuing Operations	$(55,641)	$20,678	$27,035

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	2021	2020	2019
U. S. federal statutory rate of tax	21.00%	21.00%	21.00%
State taxes (net of federal tax benefit)	1.35	3.62	5.67
Foreign rate differential	(0.25)	(2.21)	(2.56)
Change in valuation allowance	(10.70)	3.64	11.51
Credits	0.44	(0.93)	(2.65)
Permanent items	(0.66)	1.72	2.27
Uncertain federal, state and foreign tax positions	—	(2.01)	(1.68)
Transition tax	—	—	2.23
CARES Act	41.53	—	—
Outside Basis Difference - IRC Section 165(g) 3	10.34	—	—
Goodwill Impairment	(13.50)	—	—
Other	0.28	0.25	(1.24)
Effective Tax Rate	49.83%	25.08%	34.55%

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Income Taxes, Continued

The Fiscal 2021 effective tax rate reflects the favorable impact of the CARES Act, enacted on March 27, 2020.  Due to the net operating loss provisions of the CARES Act, we realized a $46.4 million tax benefit in Fiscal 2021.  A change to our international operations that took effect in January 2021 resulted in an additional $12.8 million tax benefit in Fiscal 2021.  These tax benefits were offset partially by an increase in the valuation allowance in foreign jurisdictions and a non-deductible goodwill impairment charge.

We are subject to a tax on global intangible low-tax income (“GILTI”).  GILTI taxes foreign income in excess of deemed return on tangible assets of a foreign corporation and we elected to treat this tax as a period cost.  Because of tax losses in foreign jurisdictions, there was no liability for GILTI in any period.

Deferred tax assets and liabilities are comprised of the following:

	January 30,	February 1,
(In thousands)	2021	2020
Pensions	$229	$332
Lease obligation	175,113	188,590
Book over tax depreciation	13,528	4,558
Expense accruals	10,388	7,386
Uniform capitalization costs	4,886	7,292
Provisions for discontinued operations and restructurings	650	674
Inventory valuation	2,242	810
Tax net operating loss and credit carryforwards	39,829	11,972
Allowances for bad debts and notes	888	181
Deferred compensation and restricted stock	2,945	3,344
Identified intangibles	1,586	—
Other	34	144
Gross deferred tax assets	252,318	225,283
Deferred tax asset valuation allowance	(36,561)	(23,333)
Deferred tax asset net of valuation allowance	215,757	201,950
Identified intangibles	(4,677)	(3,616)
Prepaids	(1,765)	(1,929)
Right of use asset	(163,674)	(176,930)
Tax over book depreciation	(64,009)	—
Other	(1,120)	—
Gross deferred tax liabilities	(235,245)	(182,475)
Net Deferred Tax Assets (Liabilities)	$(19,488)	$19,475

We have an income tax receivable of $108.6 million included in prepaids and other current assets on the Consolidated Balance Sheets as of January 30, 2021.

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	2021	2020
Net non-current asset	$-	$19,475
Net non-current liability	(19,488)	-
Net Deferred Tax Assets	$(19,488)	$19,475

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Income Taxes, Continued

As of January 30, 2021 and February 1, 2020, we had state net operating loss carryforwards of $22.4 million and $3.4 million, respectively.  We provided a valuation allowance against these attributes of $3.2 million as of January 30, 2021 and February 1, 2020.  The attributes expire in fiscal years 2022 through 2039.

As of January 30, 2021 and February 1, 2020, we had state tax credits of $0.5 million and $0.6 million, respectively.  These credits expire in fiscal years 2022 through 2026.

As of January 30, 2021 and February 1, 2020, we had foreign net operating loss carryforwards of $57.6 million and $29.5 million, respectively, which have a carryforward period at least 18 years.

As of January 30, 2021, we have provided a total valuation allowance of approximately $36.6 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $13.3 million net increase in valuation allowance during Fiscal 2021 from the $23.3 million provided for as of February 1, 2020 relates primarily to foreign tax attributes.  Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of January 30, 2021, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the Act.  An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding and U.S. state taxes.  Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided.  If undistributed earnings of our foreign operations were not considered permanently reinvested as of January 30, 2021, an immaterial amount of additional deferred taxes would have been provided.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for Fiscal 2021, 2020 and 2019.

(In thousands)	2021	2020	2019
Unrecognized Tax Benefit – Beginning of Period	$178	$1,835	$3,701
Gross Increases (Decreases) – Tax Positions in a Current Period	—	178	(638)
Settlements	—	(931)	—
Lapse of Statutes of Limitations	—	(904)	(1,228)
Unrecognized Tax Benefit – End of Period	$178	$178	$1,835

The amount of unrecognized tax benefits as of January 30, 2021, February 1, 2020 and February 2, 2019 which would impact the annual effective rate if recognized were $0.2 million, $0.2 million and $0.6 million, respectively.  The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2021, 2020 or 2019.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 31, 2018 and beyond remain subject to examination.  In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years.  Our US federal income tax returns for fiscal years ended January 31, 2018 and beyond remain subject to examination.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

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

Obligations and Funded Status

The measurement date of the assets and liabilities for postretirement medical and life insurance plans is the month-end date that is closest to our fiscal year end.

Change in Benefit Obligation

	Other Benefits
(In thousands)	2021	2020
Benefit obligation at beginning of year	$7,025	$4,525
Service cost	89	89
Interest cost	124	151
Plan participants’ contributions	134	111
Asset transfer	—	—
Benefits paid	(550)	(591)
Actuarial (gain) loss	(1,216)	2,740
Benefit Obligation at End of Year	$5,606	$7,025
Funded Status at End of Year	$(5,606)	$(7,025)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Other Benefits
(In thousands)	2021	2020
Current liabilities	$(708)	$(603)
Noncurrent liabilities	(4,898)	(6,422)
Net Amount Recognized	$(5,606)	$(7,025)

Amounts recognized in accumulated other comprehensive income consist of:

	Other Benefits
(In thousands)	2021	2020
Prior service cost	$(322)	$(1,244)
Net loss (gain)	1,040	2,384
Total Recognized in Accumulated Other Comprehensive Loss	$718	$1,140

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Other Postretirement Benefit Plans, Continued

Components of Net Periodic Benefit Cost

Net Periodic Benefit Cost

	Other Benefits
(In thousands)	2021	2020	2019
Service cost	$89	$89	$409

Interest cost	124	151	214
Amortization:
Prior service cost	(921)	(921)	(231)
Losses	128	22	37
Net amortization	(793)	(899)	(194)
Other components of net periodic benefit cost	$(669)	$(748)	$20
Net Periodic Benefit Cost - Ongoing Operations	$(580)	$(659)	$429
Net Periodic Benefit Cost - Discontinued Operations	$—	$—	$(877)

Reconciliation of Accumulated Other Comprehensive Income

Other Benefits
(In thousands)	2021
Net (gain) loss	$(1,216)
Amortization of prior service cost	921
Amortization of net actuarial loss	(128)
Total Recognized in Other Comprehensive Income	$(423)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(1,003)

Weighted-average assumptions used to determine benefit obligations

	Other Benefits
	2021	2020
Discount rate	1.49%	2.21%
Rate of compensation increase	NA	NA

For Fiscal 2021 and 2020, the discount rate was based on a yield curve of high-quality corporate bonds with cash flows matching our planned expected benefit payments.

Weighted-average assumptions used to determine net periodic benefit costs

	Other Benefits
	2021	2020	2019
Discount rate	1.49%	3.48%	3.67%
Expected long-term rate of return on plan assets	NA	NA	NA
Rate of compensation increase	NA	NA	NA

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Other Postretirement Benefit Plans, Continued

Assumed health care cost trend rates

	2021	2020
Health care cost trend rate assumed for next year	6.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.75%	6.25%
Year that the rate reaches the ultimate trend rate	2023	2024

Estimated Future Benefit Payments

Expected benefit payments for other postretirement benefits, paid from the employee benefit trust, are as follows:

Estimated future payments	Other Benefits ($ in millions)
2021	$0.7
2022	0.6
2023	0.6
2024	0.5
2025	0.5
2026 – 2030	2.0

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older.

Since January 1, 2005, we have matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2 1/2 % of salary to each employee’s account.  Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for the matching program was approximately $2.9 million for Fiscal 2021, $5.3 million for Fiscal 2020 and $5.6 million for Fiscal 2019.  As a result of the COVID-19 pandemic, we suspended our match of employee contributions as of May 1, 2020.  The match was reinstated on January 1, 2021.

Note 14

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Earnings Per Share, Continued

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2021	2020	2019
Weighted-average number of shares - basic	14,216	15,544	19,351
Common stock equivalents	—	127	144
Weighted-average number of shares - diluted	14,216	15,671	19,495

Common stock equivalents are excluded in Fiscal 2021 due to the loss from continuing operations.

Note 15

Share-Based Compensation Plans

We have share-based compensation covering certain members of management and non-employee directors.  The fair value of employee restricted stock is determined based on the closing price of our stock on the date of grant.  Forfeitures for restricted stock are recognized as they occur.

Stock and Cash Incentive Plans

Under the 2020 Plan, which became effective June 25, 2020, we may grant options, restricted shares, performance awards and other stock-based awards to our key employees, non-employee directors and consultants for up to 1.8 million shares of common stock.  The 2020 Plan replaced our Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”).  There will be no future awards under the 2009 Plan.  Under both plans, the exercise price of each option equals the market price of our stock on the date of grant, and an option’s maximum term is 10 years. Options granted under the plan primarily vest 25% per year over four years.  Restricted share grants deplete the shares available for future grants at a ratio of 2.0 shares per restricted share grant.

In addition, we established the 2020 Restricted Cash Incentive Program (the “Program”) in Fiscal 2021 to attract and retain executive officers and key employees.  Total cash of $2.7 million was granted in June 2020 under this Program.  Cash granted under the Program will primarily vest 25%  per year over four years.  Only employees that were employed as of the grant date were eligible for the Program.  The compensation paid under the Program is taxable and subject to applicable tax withholding requirements.  Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations, for this cash grant was $0.4 million for Fiscal 2021.

On February 5, 2020, our new chief executive officer was issued a one-time grant of stock options under the 2009 Plan of 26,620 shares with a grant date fair value of $500,000.  The fair value of the one-time stock option is recognized as compensation expense ratably over the vesting period.  We estimated the fair value of the stock option award as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of the stock option award granted during Fiscal 2021 were expected price volatility of 45.0%, a risk-free rate of 1.52% and a weighted average term of 6.25 years.  This resulted in a fair value of $18.78 per share for this one-time stock option.

We recognized $0.1 million of stock option related share-based compensation in Fiscal 2021 in selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of January 30, 2021, there was $0.4 million of unrecognized compensation expense related to these stock options under the 2009 Plan.  For Fiscal 2020 and 2019, we did not recognize any stock option related share-based compensation for our stock incentive plans as all such amounts were fully recognized in earlier periods. We did not capitalize any share-based compensation expense.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Share-Based Compensation Plans, Continued

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve.  Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2021, 2020 and 2019. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date.  For awards made prior to Fiscal 2021, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the board.

The grants for Fiscal 2021, 2020 and 2019 were valued at $91,375 for each year, per director, with the exception of two new directors with a grant valued at $106,605 each in Fiscal 2019, based on the average closing price of the stock for the first five trading days of the month in which they were granted and vested on the first anniversary of the grant date.  In addition, we issued 1,338 shares to a newly elected director in Fiscal 2021.  For Fiscal 2021, 2020 and 2019, we issued 28,266 shares, 14,455 shares and 22,042 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permitted an outside director to elect irrevocably to receive all or a specified portion of his annual retainers for board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock").  Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election was effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year.  Once the shares were earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years.  The 2020 Plan does not permit the issuance of retainer stock.  For Fiscal 2021, 2020 and 2019, we issued 10,457 shares, 10,913 shares and 14,379 shares, respectively, of Retainer Stock.  Director retainer fees were reduced during Fiscal 2021 primarily related to the COVID-19 pandemic.  In connection with the fee reduction, 2,965 shares of Retainer Stock were forfeited during Fiscal 2021.

We recognized $0.9 million, $1.3 million and $1.3 million of director restricted stock related share-based compensation in Fiscal 2021, 2020 and 2019 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock

Under the 2009 Plan, we issued 427,741 shares, 269,816 shares and 352,060 shares of employee restricted stock in Fiscal 2021, 2020 and 2019, respectively.  Shares of employee restricted stock issued in Fiscal 2021, 2020 and 2019 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant.  In addition, we issued 621, 1,800 and 4,388 restricted stock units in Fiscal 2021, 2020 and 2019, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $7.4 million, $8.8 million and $12.1 million for Fiscal 2021, 2020 and 2019, respectively, and is inclusive of discontinued operations of $2.0 million in Fiscal 2019.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Share-Based Compensation Plans, Continued

A summary of the status of our nonvested shares of our employee restricted stock as of January 30, 2021 is presented below:

Nonvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 3, 2018	640,080	$48.37
Granted	352,060	40.90
Vested	(177,394)	54.12
Withheld for federal taxes	(69,762)	54.26
Forfeited	(153,646)	42.66
Nonvested at February 2, 2019	591,338	42.99
Granted	269,816	42.48
Vested	(138,765)	47.56
Withheld for federal taxes	(55,598)	46.51
Forfeited	(77,013)	42.19
Nonvested at February 1, 2020	589,778	41.46
Granted	427,741	19.62
Vested	(139,962)	50.35
Withheld for federal taxes	(64,382)	50.29
Forfeited	(147,085)	36.62
Nonvested at January 30, 2021	666,090	$27.98

As of January 30, 2021, we had $14.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.77 years.

Note 16

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

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision.  The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Legal Proceedings, Continued

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

Notes to Consolidated Financial Statements

Note 16

Legal Proceedings, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.5 million as of January 30, 2021, $1.5 million as of February 1, 2020 and $1.8 million as of February 2, 2019.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.3 million in Fiscal 2021, $0.4 million in Fiscal 2020 and $0.7 million in Fiscal 2019. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

Note 17

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, pension asset, deferred income taxes, deferred note expense on revolver debt and corporate fixed assets, including the former Lids Sports Group headquarters building in Fiscal 2019, and miscellaneous investments.  We do not allocate certain costs to each segment in order to make decisions and assess performance.  These costs include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including a pension settlement charge, major litigation and major lease terminations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,227,954	$305,941	$152,941	$101,287	$—	$1,788,123
Intercompany sales	—	—	—	(1,593)	—	(1,593)
Net sales to external customers	$1,227,954	$305,941	$152,941	$99,694	$—	$1,786,530
Segment operating income (loss)	$76,896	$(11,602)	$(47,624)	$(5,430)	$(21,548)	$(9,308)
Goodwill impairment(1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other(2)	—	—	—	—	(18,682)	(18,682)
Operating income (loss)	76,896	(11,602)	(47,624)	(5,430)	(119,489)	(107,249)
Other components of net periodic benefit income	—	—	—	—	670	670
Interest expense	—	—	—	—	(5,342)	(5,342)
Interest income	—	—	—	—	252	252
Earnings (loss) from continuing operations before income taxes	$76,896	$(11,602)	$(47,624)	$(5,430)	$(123,909)	$(111,669)
Total assets(3)	$767,535	$232,681	$159,027	$58,320	$369,805	$1,587,368
Depreciation and amortization	29,326	8,885	5,487	1,317	1,484	46,499
Capital expenditures	16,188	2,794	4,064	356	728	24,130

(1)	Goodwill impairment of $79.3 million is related to Schuh Group.

(2)

Asset Impairments and other includes a $13.8 million charge for retail store asset impairments, of which $7.0 million is in the Johnston & Murphy Group, $4.1 million is in the Journeys Group and $2.7 million is in the Schuh Group, and a $5.3 million charge for trademark impairment, partially offset by a $(0.4) million gain for the release of an earnout related to the Togast acquisition.

(3)	Of our $829.6 million of long-lived assets, $140.9 million and $35.1 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Segment operating income (loss)	$114,945	$4,659	$17,702	$(698)	$(39,916)	$96,692
Asset impairments and other(1)		—	—	—	(13,374)	(13,374)
Operating income	114,945	4,659	17,702	(698)	(53,290)	83,318
Other components of net periodic benefit income	—	—	—	—	395	395
Interest expense	—	—	—	—	(3,339)	(3,339)
Interest income	—	—	—	—	2,061	2,061
Earnings from continuing operations before income taxes	$114,945	$4,659	$17,702	$(698)	$(54,173)	$82,435
Total assets(2)	$908,312	$363,205	$197,670	$63,385	$147,906	$1,680,478
Depreciation and amortization	29,122	11,466	6,091	660	2,235	49,574
Capital expenditures	17,920	4,890	5,540	428	989	29,767

(1)

Asset Impairments and other includes an $11.5 million pension settlement expense and a $3.1 million charge for retail store asset impairments, of which $1.2 million is in the Johnston & Murphy Group, $1.2 million is in the Schuh Group and $0.7 million is in the Journeys Group, partially offset by a $(0.6) million gain on the sale of the Lids Sports Group headquarters building, a $(0.4) million gain for lease terminations and a $(0.2) million gain related to Hurricane Maria.

(2)	Of our $973.4 million of long-lived assets, $174.4 million and $46.2 million relate to long-lived assets in the United Kingdom and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2019
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,419,993	$382,591	$313,134	$72,576	$271	$2,188,565
Intercompany sales	—	—	—	(12)	—	(12)
Net sales to external customers	$1,419,993	$382,591	$313,134	$72,564	$271	$2,188,553
Segment operating income (loss)	$100,799	$3,765	$20,385	$(488)	$(39,481)	$84,980
Asset impairments and other(1)	—	—	—	—	(3,163)	(3,163)
Operating income	100,799	3,765	20,385	(488)	(42,644)	81,817
Loss on early retirement of debt	—	—	—	—	(597)	(597)
Other components of net periodic benefit income	—	—	—	—	380	380
Interest expense	—	—	—	—	(4,115)	(4,115)
Interest income	—	—	—	—	774	774
Earnings from continuing operations before income taxes	$100,799	$3,765	$20,385	$(488)	$(46,202)	$78,259
Total assets(2)	$425,842	$211,983	$128,525	$24,004	$390,727	$1,181,081
Depreciation and amortization(3)	28,121	14,193	6,517	637	2,693	52,161
Capital expenditures(4)	26,114	7,226	6,526	162	1,752	41,780

(1)

Asset Impairments and other includes a $4.2 million charge for retail store asset impairments, of which $2.4 million is in the Schuh Group, $1.6 million is in the Journeys Group and $0.2 million is in the Johnston & Murphy Group, a $0.3 million charge for legal and other matters and a $0.1 million charge for hurricane losses, partially offset by a $(1.4) million gain related to Hurricane Maria.

(2)	Of our $277.4 million of long-lived assets, $44.6 million and $12.8 million relate to long-lived assets in the United Kingdom and Canada, respectively.
(3)

Excludes $24.8 million of depreciation and amortization related to Lids Sports Group.  This amount is included in depreciation and amortization in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

(4)

Excludes $15.4 million of capital expenditures related to Lids Sports Group.  This amount is included in capital expenditures in our Consolidated Statements of Cash Flows as we did not segregate cash flows related to discontinued operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 18

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

As a result of the sale, we met the requirements of ASC 360 to report the results of Lids Sports Group as discontinued operations.  We have presented operating results of Lids Sports Group and the loss on the sale of Lids Sports Group in loss from discontinued operations, net in our Consolidated Statements of Operations for Fiscal 2019.  Certain corporate overhead costs and other allocated costs previously allocated to the Lids Sports Group business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations whereas bank fees and certain legal fees related to the Lids Sports Group business segment previously excluded from segment earnings were reclassified to discontinued operations.  The costs of the Lids Sports Group headquarters building, which was not included in the sale, was reclassified to corporate and other in segment earnings. In addition, the third quarter Fiscal 2019 trademark impairment charge of $5.7 million related to the Lids Sports Group business segment, that was previously excluded from the calculation of segment earnings, was reclassified to discontinued operations.

As part of the Lids Sports Group sales transaction, the Purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business.  The Purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released.  However, we are contingently liable in the event of a breach by the Purchaser of any such obligation to a third-party. In addition, we are a guarantor for 20 Lids Sports Group leases with lease expirations through November of 2025 and estimated maximum future payments totaling $14.1 million as of January 30, 2021.  We do not believe the fair value of the guarantees is material to our Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 18

Discontinued Operations, Continued

Components of amounts reflected in loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the year ended February 2, 2019 is as follows (in thousands):

Fiscal Year
2019
Net sales	$723,125
Cost of sales	348,038
Selling and administrative expenses	370,480
Goodwill and trademark impairment	5,736
Asset impairments and other, net	2,394
Loss on sale of Lids Sports Group	(126,321)
Other components of net periodic benefit cost	(23)
Provision for discontinued operations(1)	(743)
Loss from discontinued operations before taxes	(130,610)
Income tax benefit	(27,456)
Loss from discontinued operations, net of tax	$(103,154)

(1)	Expenses primarily for anticipated costs of environmental remedial alternatives related to former facilities operated by us (see Note 16).

The cash flows related to discontinued operations have not been segregated and are included in our Consolidated Statements of Cash Flows.  The following table summarizes depreciation and amortization, capital expenditures and the significant operating noncash items from discontinued operations for Fiscal 2019:

Fiscal Year
(In thousands)	2019
Depreciation and amortization	$24,778
Capital expenditures	15,450
Impairment of intangible assets	5,736
Impairment of long-lived assets	1,670

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

Based on their evaluation as of January 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of January 30, 2021, our internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 24, 2021, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Executive Officers of the Registrant” in this report.

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

ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 24, 2021, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 24, 2021, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 30, 2021 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	621	$—	1,261,501
Equity compensation plans not approved by security holders	—	—	—
Total	621	$—	1,261,501

(1)	Restricted stock units issued to certain employees at no cost.
(2)	Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.
*	For additional information concerning our equity compensation plans, see the discussion in Note 15 Share-Based Compensation Plans.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 24, 2021, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 24, 2021, to be filed with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, January 30, 2021 and February 1, 2020

Consolidated Statements of Operations, each of the three fiscal years ended 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2021, 2020 and 2019

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2021, 2020 and 2019

Consolidated Statements of Equity, each of the three fiscal years ended 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2021, 2020 and 2019

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 94.

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

	c.	Amendment to Asset Purchase Agreement dated September 30, 2020, by and among Genesco Brands NY, LLC, Togast LLC, Togast Direct, LLC, TGB Design, LLC, Quanzhou TGB Footwear Co. Ltd and Anthony LoConte.
(3)	a.	Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed November 12, 2015 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 1 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
(4)	a.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
	b.	Description of Securities. Incorporated by reference to Exhibit (4)b to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).
(10)	a.

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

d.

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 5, 2020, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lender party thereto and Bank of America, N.A., as Agent.  Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 9, 2020. (File No. 1-3083).

e.

Amendment and Restatement Agreement, dated March 19, 2020, between Schuh Limited, as Parent, and others as Borrowers and Guarantors and Lloyds Bank PLC, as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 24, 2020 (File No. 1-3083).

f.

Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

g.

Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

h.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083)
i.

Genesco Inc. Third Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

j.	Genesco Inc. 2020 Equity Incentive Pan. Incorporated by reference to Appendix A to Genesco Inc.’s Definitive Proxy Statement on Schedule 14A, filed May 15, 2020. (File No. 1-3083).
k.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
l.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
m.

Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

n.

Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

o.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).
p.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083).
q.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
r.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
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

dd.

Terms and Conditions to Trademark License Agreement dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)bb to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

ee.

Schedule to Trademark License Agreement (Levi’s® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)cc to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

ff.

Schedule to Trademark License Agreement (Dockers® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)dd to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

gg.

Amendment No. 1 to Trademark License Agreement, dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)ee to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

hh.

Facility Letter, dated October 9, 2020, between Schuh Limited and Lloyds Bank plc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 14, 2020. (File No. 1-3083).

(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 92.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits (10)f through (10)o, (10)s through (10)x and (10)cc are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

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

(3) Registration statement (Form S-8 No. 333-40249) of Genesco Inc.,

(4) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,

(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,

(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.,

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc., and

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc.,

of our reports dated March 31, 2021, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries and included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 30, 2021.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 31, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Thomas A. George
Thomas A. George
Senior Vice President – Finance and
Interim Chief Financial Officer

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2021.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Thomas A. George	Senior Vice President – Finance and
Thomas A. George	Interim Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Thurgood Marshall, Jr. *

Matthew C. Diamond*	Kathleen Mason*

Marty G. Dickens *	Kevin P. McDermott*

John F. Lambros*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 30, 2021

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended January 30, 2021

(In thousands)	Beginning Balance	Charged to Profit and Loss	Additions (Reductions)	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,940	$2,606	$(531)	$5,015
Markdown Allowance (1)	$5,559	$11,080	$(1,688)	$14,951

Year Ended February 1, 2020

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,894	$133	$(87)	$2,940
Markdown Allowance (1)	$7,019	$1,579	$(3,039)	$5,559

Year Ended February 2, 2019

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,593	$40	$(1,739)	$2,894
Markdown Allowance (1)	$6,498	$4,297	$(3,776)	$7,019

(1)

Reflects adjustment of merchandise inventories to realizable value.  Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.