Form 10-K/A
period 2021-01-30
GENESCO INC
filed 2021-05-27
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of May 1, 2021, 14,955,924 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“Fiscal 2021”), originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2021 (the “Original Filing”). We are filing this Form 10-K/A to include the information required by Part III and not included in the Original Filing. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because we have not filed, and will not file, a definitive proxy statement within 120 days after the end of our Fiscal 2021. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board currently has eleven directors. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal. Mr. Marty G. Dickens and Ms. Kathleen Mason, who currently serve on the Board, will not be standing for re-election at the 2021 annual meeting of shareholders of the Company, and, therefore, the size of the Board will decrease from eleven to nine directors, with nine directors to be elected at such meeting.

There are no family relationships among any of our directors or executive officers. With the exception of Mimi E. Vaughn, all of the directors are independent of management. The following table sets forth the names, ages and certain other information for each of our current directors:

Name	Age	Principal Occupation
Joanna Barsh(1)	68	Independent Consultant; Senior Partner Emeritus, McKinsey & Company
Matthew C. Diamond(2)	52	Former Chief Executive Officer, Defy Media, LLC
Marty G. Dickens(3)	73	Retired President, AT&T-Tennessee
John F. Lambros(4)	55	President of GCA-U.S.
Thurgood Marshall, Jr.(5)	64	Retired Partner, Morgan, Lewis & Bockius LLP
Angel R. Martinez(6)	66	Retired Chief Executive Officer and Chairman of the Board of Directors, Deckers Brands
Kathleen Mason(7)	72	Former President and Chief Executive Officer, Tuesday Morning Corporation
Kevin P. McDermott(8)	67	Former Partner, KPMG LLP; Former Chief Audit Executive, Pinnacle Financial Partners, Inc.
Mary E. Meixelsperger(9)	60	Chief Financial Officer, Valvoline Inc.
Gregory A. Sandfort(10)	66	Former Chief Executive Officer and Director, Tractor Supply Company
Mimi E. Vaughn	55	President and Chief Executive Officer, Chair of the Board, Genesco

(1) Ms. Barsh serves as the chairperson of the Company’s compensation committee and as a member of the nominating and governance committee.
(2) Mr. Diamond serves as the lead independent director of the Board, as chairperson of the Company’s nominating and governance committee and as a member of the compensation committee.
(3) Mr. Dickens serves as a member of the Company’s audit committee and nominating and governance committee.
(4) Mr. Lambros serves as a member of the Company’s compensation committee.
(5) Mr. Marshall serves as a member of the Company’s compensation committee.
(6) Mr. Martinez serves as a member of the Company’s nominating and governance committee.
(7) Ms. Mason serves as a member of the Company’s audit committee.
(8) Mr. McDermott serves as the chairperson of the Company’s audit committee.
(9) Ms. Meixelsperger serves as a member of the Company’s audit committee.
(10) Mr. Sandfort serves as a member of the Company’s compensation committee.

JOANNA BARSH, 68, Independent Consultant; Senior Partner Emeritus, McKinsey & Company. Ms. Barsh joined Genesco’s Board in 2013. She became a senior partner emeritus of McKinsey & Company, a global management consulting firm, in March 2013, after more than 30 years with that firm, where she had been a senior partner since 1994. She is the author of several books and an expert on leadership development, growth strategy, organization effectiveness and performance transformation. Ms. Barsh has counseled over 100 companies, organizations and governments around the world in the retail, consumer products, direct selling, private equity, and media sectors on strategic and operational issues. She is a strong advocate for women, serving on New York City’s Commission on Women’s Issues for over a decade and leading ground-breaking research for The Wall Street Journal’s Women in Econ Task Force and for the U.S. Chamber of Commerce. She is also a member of former Secretary Clinton’s International Council of Women Business Leaders, co-chairing its Leadership Working Group. The Board believes that Ms. Barsh’s expertise gained through more than three decades of helping management teams and boards identify market opportunities, chart and implement strategies, identify and execute business transformations and navigate industry transitions, as well as her extensive research on advancing women and people of color in the workplace, provide valuable insight to Genesco’s Board and management.

MATTHEW C. DIAMOND, 52, Former Chief Executive Officer, Defy Media, LLC. Mr. Diamond has been an operator, investor, and entrepreneur in digital media and retail for over 25 years and is a pioneer in digital commerce and media. He co-founded Alloy, Inc. (formerly Nasdaq: ALOY) in 1996, a privately-held marketing and media company focusing on the youth demographic through television, film, and digital media, which merged with Break Media in October 2013 to form Defy Media. From 2010 to 2013, he led the successful sale of over eight Alloy businesses to a combination of strategic and private equity buyers. He served as chief executive officer of Defy Media, LLC from October 2013 until November 2018. Mr. Diamond was a director of Alloy since its founding, and was named its chairman and chief executive officer in 1999. Mr. Diamond was instrumental in the establishment of Alloy’s multi-discipline marketing unit, Alloy Media + Marketing, and led key expansions, including Alloy Entertainment, the youth media behemoth, which was sold to Warner Bros. Television Group; Channel One, the award-winning premiere television news network for teens; and Alloy Education, a leader in student recruitment solutions for higher education. Mr. Diamond has presided over some of the largest youth brands of the last quarter century including, Delia’s, Alloy, CCS, Smosh, Honest Trailers, “Gossip Girl,” “Sisterhood of the Traveling Pants,” “Vampire Diaries,” “Pretty Little Liars,” and Channel One Media. He also served as board member during the early stages of Rent the Runway and GoNoodle. Mr. Diamond continues to work with multiple leading edge companies and brands seeking to reach consumers through all aspects of digital and social media. He has been a director of Genesco since 2001. The Board considers Mr. Diamond’s experience in youth branding and marketing and insights into navigating and leveraging demographic trends (including as it relates to a key demographic of the Company’s Journeys business), and his knowledge of social media, digital media and commerce, omni-channel and direct retail and marketing, strategic planning and his senior management experience to be important contributors to the effectiveness of Genesco’s Board.

MARTY G. DICKENS, 73, Retired President, AT&T-Tennessee. Mr. Dickens, who joined Genesco’s board in 2003, retired from AT&T-Tennessee in 2007, after serving as its president for nine years. He held a number of positions with BellSouth/AT&T Corp. and its predecessors and affiliates since 1999, following more than six years as an executive vice president with BellSouth International. Mr. Dickens is also lead director of Pinnacle Financial Partners, Inc. (Nasdaq: PNFP), chairman of the board of Harpeth Companies, a privately-held investment banking, consulting, and ventures company, and a director of a number of charitable and community organizations. The board believes that Mr. Dickens’ experience in various positions with BellSouth and AT&T, including his international experience, and his extensive involvement in the Company’s headquarters community, Nashville, Tennessee, are beneficial to the board and to the Company.

JOHN F. LAMBROS, 55, President of GCA-U.S. Mr. Lambros is president of GCA-U.S., a global investment bank, serving as the head of its digital media banking practice. He serves as a member of its board of directors and executive committee and serves as a member of the board of directors of GCA Corporation, its parent company (TYO: 2174). Mr. Lambros has been an active advisor to and operator in the digital media and emerging technology markets. As an investment banker, Mr. Lambros has led more than 250 public and private market financings, merger and acquisition transactions, recapitalizations, joint ventures and senior and subordinated debt financings. From 2000 to 2003, he was senior vice president of business development for Into Networks, a broadband technology company. From 1993 to 2000, Mr. Lambros was a banker at Morgan Stanley & Co., where he served as a vice president and member of the global communications group focused on advising emerging telecommunications, media and technology clients. The Board considers Mr. Lambros’ experience in corporate finance, digital media, emerging technology sectors, as well as his experience with strategic portfolio reviews, M&A, transaction matters and capital markets to be beneficial to Genesco’s Board.

THURGOOD MARSHALL, JR., 64, Retired Partner, Morgan, Lewis & Bockius LLP. Mr. Marshall, who joined Genesco’s Board in 2012, was a partner in the Washington, D.C. office of the law firm of Morgan, Lewis & Bockius LLP until his retirement in September 2019. He also serves on the board of CoreCivic Inc. (NYSE: CXW), a publicly-traded, full-service corrections management and real estate solutions provider. He is a former board member of the Ethics Compliance and Certification Institute, the United States Postal Service and the Ford Foundation. Mr. Marshall works at the intersection of law, business, politics and policy. He has practiced law, held senior government appointments, and he serves on an array of corporate and non-profit boards. Mr. Marshall’s professional background includes service in all three branches of the federal government and in the private sector. Prior to joining a predecessor of Morgan, Lewis & Bockius LLP as a partner in 2001, he served in roles including Assistant to the President and Cabinet Secretary from 1997 to 2001, co-chair of the White House Olympic Task Force in connection with the

2002 Winter Olympics, director of legislative affairs and deputy counsel to the Vice President, counsel to the Senate Judiciary Committee, the Committee on Commerce, Science & Transportation, and the Governmental Affairs Committee, and as a judicial clerk to the Honorable Barrington D. Parker of the U.S. District Court for the District of Columbia. The Board believes that Mr. Marshall’s extensive experience in government service, insight into regulatory affairs, and his expertise in corporate governance and oversight, ethics and risk management and stakeholder relations gained through service as a director in for-profit, non-profit, and public sectors, bring unique and valuable perspective to Genesco.

ANGEL R. MARTINEZ, 66, Retired Chief Executive Officer and Chairman of the Board of Directors, Deckers Brands. Mr. Martinez served as chief executive officer and president of Deckers Brands (formerly known as Deckers Outdoor Corporation) (NYSE: DECK), a footwear designer and distributor whose brands include UGG, Teva, Sanuk, Hoka One One and Koolaburra, from April 2005 until his retirement in June 2016, as executive chairman of the board from 2008 until June 2016, and as non-executive chairman of the board from June 2016 until September 2017. Prior to joining Deckers, Mr. Martinez was co-founder of Keen LLC, an outdoor footwear manufacturer, and served as its president, chief executive officer and vice chairman from April 2003 to March 2005. Prior thereto, he served as executive vice president and chief marketing officer of Reebok International Ltd. and as chief executive officer and president of The Rockport Company, a subsidiary of Reebok International Ltd. He currently serves on the board of directors and is a member of the audit committee of Korn Ferry (NYSE: KFY) and served on the board of directors and as a member of the compensation committee of Tupperware Brands Corporation (NYSE: TUP) from 1998 to 2020. The Board believes that Mr. Martinez’s 40 years of experience in the retail footwear industry and his operational and strategic knowledge, including his expertise in capital allocation, navigating and leading industry transitions and business transformation, and human capital management, gained through his experience as a leader and board member of other publicly-traded companies brings valuable insight to the Board and the Company.

KATHLEEN MASON, 72, Former President and Chief Executive Officer, Tuesday Morning Corporation. Ms. Mason, who joined Genesco’s board in 1996, served as president and chief executive officer of Tuesday Morning Corporation, an operator of first-quality discount and closeout home furnishing and gift stores, from 2000 until June 2012. She was president and chief merchandising officer of Filene’s Basement, Inc. in 1999. She was president of the HomeGoods division of The TJX Companies, Inc., an apparel and home fashion retailer, from 1997 to 1999. She was employed by Cherry & Webb, a women’s apparel specialty chain, from 1987 until 1992, as executive vice president, then, until 1997, as chairman, president and chief executive officer. Her previous business experience includes senior management positions with retailers May Company, The Limited Inc. and the Mervyn’s Stores division of Dayton-Hudson Corp. (now Target Corporation). Ms. Mason has also served as a director of other national retailers. Ms. Mason’s senior executive and board experience with other national retail companies provide her with a valuable perspective on a number of issues directly relevant to the Company’s business.

KEVIN P. McDERMOTT, 67, Former Partner, KPMG LLP and Former Chief Audit Executive, Pinnacle Financial Partners, Inc. Mr. McDermott retired as a partner of the international accounting firm KPMG LLP in 2013, after having been associated with the firm for 33 years in various capacities, including audit engagement partner, SEC reviewing partner, professional practice partner, and audit partner in the firm’s Office of General Counsel. He is also a licensed Certified Public Accountant in Tennessee and New York. From March 2019 to March 2020, Mr. McDermott was chief audit executive for Pinnacle Financial Partners, Inc. (Nasdaq: PNFP). He is also currently a member of the board of directors and chair of the audit committee of Daktronics, Inc. (Nasdaq: DAKT), a publicly-traded provider of electronic scoreboards and display systems, and has served as the Lead Independent Director of Daktronics, Inc. since June 2020. He has also served on the boards of several community, arts and religious organizations. Mr. McDermott joined Genesco’s Board in 2016. The Board considers Mr. McDermott’s broad exposure to many businesses and his expertise in oversight and knowledge of accounting, auditing, and internal control over financial reporting by publicly-traded companies gained in his career to be valuable to the Board and to the Company.

MARY E. MEIXELSPERGER, 60, Chief Financial Officer, Valvoline Inc. Mary E. Meixelsperger is chief financial officer of Valvoline Inc. (NYSE: VVV) and has served in that role since June 2016. Valvoline is a leading provider of automotive services and marketer and supplier of premium branded lubricants worldwide. Valvoline operates more than 1,500 quick-lube locations in North America. Prior to joining Valvoline, Ms. Meixelsperger was senior vice president and chief financial officer of DSW Inc. (NYSE: DSW), now operating as Designer Brands Inc. (NYSE: DBI), one of North America's largest designers, producers and retailers of footwear and accessories, from April 2014 to June 2016, and held the roles of chief financial officer, controller and treasurer at Shopko Stores from 2006 to 2014. Ms. Meixelsperger also serves as a director of a wholly-owned subsidiary of Valvoline Inc. and served as a director of Valvoline Cummins Private Ltd., a joint venture between Valvoline Inc. and Cummins India from 2017 to 2020. She also serves as Vice Chairman of the board of United Way of the Bluegrass. Ms. Meixelsperger has over thirty years of experience in various aspects of finance, accounting, risk management, business development, strategic planning, and information technology. The Board believes that Ms. Meixelsperger’s decades of experience as a chief financial officer, her expertise and knowledge of accounting, auditing, and internal control over financial reporting by publicly-traded companies, and her experience with omni-channel strategy and the specialty footwear retail industry is valuable to the Board and to the Company.

GREGORY A. SANDFORT, 66, Former Chief Executive Officer and Director, Tractor Supply Company. Gregory A. Sandfort served as chief executive officer of Tractor Supply Company (Nasdaq: TSCO) from May 2016 to January 2020 and as a member of the board of directors of Tractor Supply from February 2013 to May 2020. Following his retirement, he served as strategic advisor and consultant to Tractor Supply from January to August 2020. Mr. Sandfort served as president and chief executive officer of Tractor Supply from December 2012 to May 2016 and as president and chief operating officer of Tractor Supply from February 2012. Mr. Sandfort also previously served in the roles of president and chief merchandising officer and executive vice president - chief merchandising officer of Tractor Supply. Mr. Sandfort served as president and chief operating officer at Michaels Stores, Inc. from March 2006 to August 2007 and as executive vice president - general merchandise manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort has also served as a director of WD-40 Company (Nasdaq: WDFC) since 2011 and as Lead Independent Director of WD-40 Company since October 2020. He was also formerly a director of Kirkland’s, Inc. (Nasdaq: KIRK). With over 40 years of experience in the retail industry, Mr. Sandfort brings a wealth of knowledge regarding all facets of Genesco’s industry and retail, including merchandising, marketing, brand management, operations, strategic planning, human resource management and logistics. The Board considers his broad-based experience in the retail industry, his expertise in capital allocation and his understanding of customer dynamics and shifting consumer preferences and ability to leverage such understanding to successfully lead business transformations to be valuable to the Board and to the Company.

MIMI E. VAUGHN, 55, President and Chief Executive Officer, Chair of the Board, Genesco. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president-finance and chief financial officer until her successor was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and chief executive officer of the Company on February 2, 2020 and was appointed as a director effective October 30, 2019. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey & Company in Atlanta.

Executive Officers

Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Executive Officers of the Registrant” in this report.

Audit Committee

Members:  Kevin P. McDermott (chairperson), Marty G. Dickens, Kathleen Mason and Mary E. Meixelsperger

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently composed of four independent directors (as defined under the applicable rules of the NYSE and SEC) and operates under a written charter adopted by the Board, a current copy of which is available on the Company’s website, www.genesco.com. The audit committee assists the Board in monitoring (i) the processes used by the Company to produce financial statements, (ii) the effectiveness of the Company’s internal controls over financial reporting, (iii) the effectiveness of the Company’s systems of internal accounting and financial controls, (iv) the Company’s compliance with legal and regulatory requirements, (v) the independence of the Company’s registered public accounting firm and (vi) the performance of the Company’s internal audit function and independent registered public accountants. The audit committee met 12 times in Fiscal 2021.

The Board has determined that Messrs. McDermott and Dickens and Mses. Mason and Meixelsperger each qualifies as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K under the Exchange Act, and is “independent,” as defined by the NYSE rules and Rule 10A-3 under the Exchange Act.

Code of Ethics

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

Legal Proceedings

The Company is not aware of any legal proceedings related to any directors or director nominees that are required to be disclosed under Item 401(f) of Regulation S-K under the Exchange Act, except that, in November 2018, after Mr. Diamond’s resignation as chief executive officer, Defy Media, LLC made an assignment for the benefit of creditors under California law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, certain officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Certain officers, directors and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of Forms 3, 4 and 5 and any amendments thereto furnished to the Company and written representations made to the Company, the Company believes that all Section 16(a) filing requirements were timely met during Fiscal 2021.

ITEM 11, EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Genesco’s compensation programs are intended to attract and retain employees with skills necessary to enable the Company to achieve its financial and strategic objectives and to motivate them through the use of appropriate incentives tied to the Company’s performance and market value to achieve those objectives. The Company recognizes that the goals of employee attraction, retention and motivation must be balanced against the necessity of controlling compensation expense, with the ultimate objective of building shareholder value. With respect to senior management (executive officers and heads of the Company’s operating units and staff departments, including the principal executive officer, the principal financial officer and the additional officers listed in the Summary Compensation Table which follows this discussion, who are referred to in this discussion as the “named executive officers”), the compensation committee of the Board (the “compensation committee” or, in this “Compensation Discussion and Analysis” section, the “committee”) has the responsibility to design a compensation program and set levels of compensation that attempt to achieve the optimal balance between employee attraction, retention and motivation, on the one hand, and control of compensation expense, on the other.

This Compensation Discussion and Analysis describes our executive compensation programs for Fiscal 2021 named executive officers who were:

-	Mimi E. Vaughn, chair of the Board, president and chief executive officer;

-	Thomas A. George, senior vice president – finance and interim chief financial officer;

-	Melvin G. Tucker, former senior vice president – finance and chief financial officer;

-	Parag D. Desai, senior vice president – chief strategy and digital officer;

-	Mario Gallione, senior vice president of the Company and president, Journeys Group; and

-	Scott E. Becker, senior vice president, corporate secretary and general counsel.

Mr. Tucker resigned as an officer and employee of the Company effective November 27, 2020, to pursue opportunities outside of the Company, and Mr. George began employment with the Company as a financial advisor on November 30, 2020. Effective December 14, 2020, Mr. George was named senior vice president – finance and interim chief financial officer.

1. Compensation Mix. Genesco’s compensation programs for its senior management are designed to incorporate a significant element of pay for performance.

The Company generally targets base salaries at or below the median of its peer group, while providing upside potential through performance-based compensation, comprised of a combination of annual cash incentives (which incorporate a multi-year banking mechanism) linked to operating results and stock-based compensation.

The graphs below illustrate, for the chief executive officer and for the other named executive officers as a group, the components of target total direct compensation (defined as base salary, target annual cash incentive award, and the grant date market value, of restricted shares and stock options granted under the Company’s equity incentive plan) for Fiscal 2021:

Chief Executive Officer

Other Named Executive Officers (as a Group)

In light of the COVID-19 pandemic, our named executive officers (other than Mr. George) agreed to forgo all or a portion of their base salary in Fiscal 2021. As a result, our chief executive officer received only 71.8% of her base salary and the other named executive officers as a group received 78.5% of their collective base salaries during Fiscal 2021. Although Company performance exceeded expectations in light of the pandemic, no amounts were awarded to the chief executive officer or the other named executive officers under the Company’s annual incentive plan. In recognition of their hard work and success in managing through the pandemic, the committee did make token discretionary bonus awards to certain of the named executive officers for Fiscal 2021 in the amounts reflected under the heading “Bonus” in the Summary Compensation Table. Consequently, the total compensation actually earned for the year was approximately 79% of targeted total direct compensation for the chief executive officer and approximately 71% for the other named executive officers as a group other than Mr. Tucker and Mr. George.

At the annual meeting of shareholders in 2020, the compensation of the named executive officers of the Company was submitted for a non-binding, advisory “say on pay” vote by shareholders. Approximately 95% of the votes cast, representing approximately 76% of outstanding shares eligible to vote, were voted in favor of the compensation paid to the named executive officers. The committee considered these results in its review of the Company’s compensation philosophy in connection with its approval of named executive officer compensation for Fiscal 2022 and determined that neither the compensation philosophy nor its implementation should be changed in response to the “say on pay” vote. The committee expects to continue to consider shareholder views on compensation philosophy and implementation as expressed in the most recent “say on pay” vote when setting compensation.

2. Compensation Committee Process.  In seeking to balance employee attraction and retention with appropriate management of compensation expense, the committee looks primarily to market data. It retains an independent compensation consultant to work directly with the committee in gathering and analyzing data. The committee and its consultant also solicit input from the chief executive officer on subjective considerations such as an individual executive’s performance and aspects of his or her role in the Company that might affect the relevance of market comparisons and perceptions of internal equity that the chief executive officer believes should be taken into account in individual cases of the Company’s other executives. On the basis of the market data, management input, and the consultant’s knowledge of trends and developments in compensation design, the consultant annually presents analyses and observations regarding the material elements of senior management direct compensation for the committee’s consideration. The final compensation decisions rest with the committee.

In May 2018, the Company engaged F.W. Cook as its independent compensation consultant, and F.W. Cook’s analysis was used by the committee to make decisions about target total direct compensation levels for Fiscal 2021. Total fees paid by the Company to F.W. Cook represent a minimal portion of the firm’s total revenues, and as a result of this and other factors, the committee believes that no conflict of interest existed or exists in its role as compensation consultant to the committee.

In recent years, the committee has approached its analysis of senior management compensation from the perspective of total direct compensation (consisting of base salary, the annual incentive plan, including the multi-year banking aspects discussed herein, and long-term, stock-based incentives). To assess the competitiveness of the Company’s executive compensation in its decision-making process for Fiscal 2021, the committee considered (i) functional and pay-rank based proxy statement data from a committee-approved peer group of public companies (listed below) which was developed with input from the committee’s consultant and (ii) data reported in published surveys from companies in the retail industry with annual revenues similar to the Company’s. For its analysis of compensation levels established for Fiscal 2021, the committee referenced the following 18-company peer group: Abercrombie & Fitch Co.; Ascena Retail Group, Inc.; The Buckle, Inc.; Caleres, Inc.; The Cato Corporation; Chico’s FAS Inc.; The Children’s Place, Inc.; Deckers Outdoor Corporation; Designer Brands Inc.; Express, Inc.; G-III Apparel Group, Ltd.; Shoe Carnival, Inc.; Skechers USA, Inc; Steve Madden, Ltd.; Tailored Brands, Inc.; Urban Outfitters, Inc.; Wolverine World Wide, Inc.; and Zumiez Inc.

3. Elements of Direct Compensation.  Total direct compensation to the Company’s senior management consists of annual base salary, annual incentive bonuses (which includes a multi-year “banking” feature) and long-term incentives in the form of stock-based awards. The committee generally seeks to pay base salaries at or below the market median, using the bonus to provide the potential for above-median cash compensation for superior performance against annual performance objectives that reward creation of shareholder value. Additionally, as noted, certain features of the bonus plan are intended to encourage a longer-term focus, as is the long-term incentive element of the compensation program. The long-term incentive element is stock-based, intended to further align management’s interests with those of the shareholders. The committee also considers targeted total cash levels (base salary plus the target bonus) and total direct compensation (target total cash plus the grant date value of long-term incentives) in relation to the peer group companies and the survey data.

A. Base Salary.  The Company pays base salaries to its employees in order to provide a level of assured compensation reflecting the employment market of the employee’s skills and the demands of his or her position. The following table sets forth the base salary increases approved by the committee for each named executive officer. In light of COVID-19, Ms. Vaughn agreed to forego her base salary temporarily from April 2020 until June 30, 2020, and the other named executive officers (other than Mr. George) agreed to reduce their base salaries temporarily by 50% to 100% during that same time period. On June 25, 2020, the Board considered the Company’s then-current financial results and the fact that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020, and approved a partial restoration of the base salaries of the officers of the Company who elected to reduce their base salaries beginning in April 2020. On October 29, 2020, the Board approved the full reinstatement of salaries for certain officers of the Company who elected to reduce their base salaries beginning in April 2020 to their pre-reduction levels, effective October 1, 2020. The amount of base salary actually paid to each named executive officer as a result of their foregoing a portion of their base salary is reflected under the “Salary” heading in the Summary Compensation Table.

Named Executive Officer	Fiscal 2020		Fiscal 2021		Fiscal 2021 Base Salary Increase $	Fiscal 2021 Base Salary Increase %
Mimi E. Vaughn	$650,000	(1)	$850,000		$200,000	31%
Thomas A. George	$-0-		$500,000	(2)	N/A	N/A
Melvin G. Tucker	$435,000	(3)	$435,000		-0-	-0-
Parag D. Desai	$405,500		$405,500		-0-	-0-
Mario Gallione	$463,500		$482,040	(4)	$18,540	4%
Scott E. Becker	$420,000		$420,000		-0-	-0-

(1)

Ms. Vaughn was promoted from the role of chief financial officer to chief operating officer effective May 1, 2019, and her annual base salary was increased to $650,000 in connection with her new role. Effective February 2, 2020, Ms. Vaughn was promoted to president and chief executive officer, and her annual base salary was increased to $850,000.

(2)

Mr. George was hired as a financial advisor of the Company on November 30, 2020, and he was promoted to senior vice president – finance and interim chief financial officer, effective December 14, 2020. Mr. George’s annual base salary for Fiscal 2021 was $500,000, which was prorated based on the number of days worked in Fiscal 2021.

(3)	Mr. Tucker resigned as senior vice president – finance and chief financial officer, effective November 27, 2020.

(4)

Mr. Gallione’s base salary was increased in recognition of his positive impact on and contributions to the Company and the Journeys division and in an effort to align it more closely with external benchmarks.

B. Annual Incentive Compensation.

(i) Overview. Executive officers (other than the chief executive officer and Mr. George) participate in the Company’s EVA Plan, which is designed to reward increasing earnings in an amount sufficient to provide a return on capital greater than the Company’s cost of capital. The committee has historically recommended that the Board award the chief executive officer’s annual bonus on the same basis as if the chief executive officer were a Corporate Total business unit participant in the EVA Plan, and the committee did so again in Fiscal 2021, and has voted to do so with respect to Fiscal 2022. The EVA Plan also incorporates a provision making a portion of each participant’s award contingent on the achievement of individual strategic goals to provide an incentive for strategic and operational objectives that may not be immediately reflected in the annual financial performance of the participant’s business unit. The compensation committee annually sets target bonus levels based on the Company’s peer group and survey comparisons of target bonuses as a percentage of base salary and target total cash compensation. The chief executive officer also provides input to the committee on target bonus levels for positions other than his or her own.

(ii) Bonus Targets. The following table sets forth target bonuses as a percentage of base salary for the named executive officers for Fiscal 2021:

Named Executive Officer	Target Bonus as a Percentage of Base Salary
Mimi E. Vaughn	105%
Thomas A. George(1)	N/A
Melvin G. Tucker(2)	75%
Parag D. Desai	75%
Mario Gallione	75%
Scott E. Becker	62%

(1)	Mr. George did not participate in the EVA Plan in Fiscal 2021.

(2)	Mr. Tucker resigned on November 27, 2020, and no amounts were earned by him under the EVA Plan for Fiscal 2021.

The named executive officers’ target bonuses as a percentage of base salary were unchanged from Fiscal 2020, except for Ms. Vaughn whose target bonus increased from 80% to 105% of her base salary effective February 2, 2020, in connection with her promotion to president and chief executive officer.

(iii) Award Components. The named executive officers participating in the Fiscal 2021 EVA Plan were eligible to receive a fraction or multiple of their target awards based on the factors described below. Bonuses earned can be negative, offsetting or entirely eliminating “banked” amounts carried over from prior years and, subject to the limitations described below, offsetting awards in future years. Presidents of the Company’s operating divisions were eligible to earn cash awards equal to the sum of (a) 75% of their bonus targets multiplied by a factor determined by changes in Economic Value Added (“EVA”) (the “EVA change factor”) for their respective business units for the year, and (b) 25% of the targets multiplied by (i) the EVA change factor for their respective business units for the year and (ii) the percentage of achievement of individual strategic goals (discussed in greater detail below) agreed upon by the participant and the chief executive officer during the first quarter of the fiscal year. Heads of corporate staff departments were eligible to receive cash awards equal to the sum of (a) 75% of their bonus targets multiplied by the EVA change factor for the Company as a whole and (b) 25% of their bonus targets multiplied by the EVA change factor for the Company as a whole and the product multiplied by their percentage of achievement of their individual performance goals. Each participant’s business unit allocation is assigned by the chief executive officer, who also determines the weighting of the various business unit components for participants with responsibility for multiple units, and approved by the committee. Among the named executive officers participating in the EVA Plan in Fiscal 2021, Mr. Tucker, Mr. Desai and Mr. Becker were assigned to the Corporate Total business unit; and Mr. Gallione was assigned 100% to the Journeys Group business unit. As noted above, while Ms. Vaughn is not a participant in the EVA Plan, the committee has historically awarded the chief executive officer’s bonus on the same basis as if the chief executive officer were assigned 100% to the Corporate Total business unit. Mr. George is also not a participant in the EVA Plan and is entitled only to the compensation reflected below under the heading “Arrangement with Mr. George.”

See “Bonus Calculation Factors,” below, for additional information on the performance factors for each primary business unit and for the Company as a whole for Fiscal 2021.

(iv) EVA Calculations. EVA for Fiscal 2021 was determined by subtracting from a business unit’s net operating profit after taxes (“NOPAT”) a charge of 10% of the average net assets (total assets minus non-interest bearing liabilities) employed to generate the profit. The 10% capital charge represented the Company’s estimate of its weighted average cost of debt and equity capital. The EVA Plan is designed to encourage efficient use of assets, since profit improvement that is less than 10% of the incremental net assets employed reduces the participant’s bonus. Incentive awards are determined by the amount of actual EVA change during the year relative to EVA change targets for the year.

NOPAT and net assets employed for EVA Plan purposes are not necessarily the same as the corresponding accounting measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial reporting purposes. The Company’s NOPAT for purposes of the EVA Plan in Fiscal 2021 was calculated by (a) adjusting reported earnings from operations upward by the following amounts:

•	$79.3 million in the “Goodwill impairment” line on the Consolidated Statements of Operations for Fiscal 2021;
•	$18.7 million in the “Asset impairments and other, net” line on the Consolidated Statements of Operations for Fiscal 2021;
•	$0.8 million for tax credits;
•	$2.4 million in a large capital projects adjustment related to a distribution expansion at Journeys; and
•	$1.3 million of other adjustments;

and (b) adjusting the resulting figure downward by the following amounts:

•	$13.9 million related to retail store asset impairments;
•	$10.5 million related to the difference between recorded bonus expense under GAAP and a one-time target bonus;
•	$2.5 million in purchase price adjustments related to the Togast acquisition;
•	$0.7 million in a large capital projects adjustment related to a new distribution center at Schuh; and
•	taxes at a 28% rate for the Company’s operations other than Schuh and at an 18% rate for Schuh’s operations.

(v) Bonus Calculation Factors. The following table shows for each of the Company’s primary business units in Fiscal 2021: (a) the amount of EVA improvement required to earn a target bonus award, (b) the incremental EVA change required to earn each additional whole-number multiple of the target, (c) the actual EVA for the business unit, and (d) the multiple of the target bonus actually earned. Fractional multiples are earned for incremental changes less than the full improvement interval shown in column (b). Negative bonuses accrue to the extent that shortfalls from the target improvement (column (a)) exceed the interval shown in column (b). See the discussion under the heading “Bonus Bank” below for the consequences of a negative bonus. As discussed above, a named executive officer with responsibilities for more than one business unit receives incentive compensation reflecting the weighted average EVA changes in all the relevant business units.

	(a)	(b)	(c)	(d)
Business Unit	FY 2021 Target EVA Improvement	FY 2021 Incremental Improvement Interval	FY 2021 EVA Change	FY 2021 Bonus Multiple
	($)	($)	($)
Corporate Total	(1,450,000)	8,599,000	(97,557,000)	(10.18)
Journeys Group	(6,040,000)	7,065,000	(26,811,000)	(1.94)
Johnston & Murphy Group	(680,000)	1,508,000	(46,258,000)	(29.22)
Schuh Group	3,433,000	1,945,000	(15,102,000)	(8.53)
Licensed Brands	1,230,000	888,000	(10,426,000)	(12.13)

Each business unit’s target for EVA improvement (shown in column (a), above) is determined in advance by allocating the Company’s total expected EVA improvement among all its business units. The Company calculates the amount of EVA improvement which it believes is “expected” by the market from the amount by which its current market value exceeds the capitalized value of current EVA plus invested capital — in other words, the amount of value associated with the Company’s future growth. Target EVA improvement is the amount of improvement required to give investors a cost of capital return on this future growth value, and thus on the market value of their investment. The incremental improvement interval (shown in column (b), above), is both the amount of additional EVA improvement above the amount in column (a) that is required to earn a bonus of two times the participant’s target and also the amount of shortfall from the column (a) target that will result in a zero bonus. The calibration of the intervals shown in column (b) reflects an effort to give the business units appropriate shares of above-target EVA improvement for a given bonus pool based primarily on unit size with adjustments designed to achieve a similar likelihood of multi-year zero bonuses among all units.

(vi) Individual Strategic Objectives. As noted above, the payment of a portion of each participant’s annual incentive award for EVA improvement is contingent on his or her achievement of individual strategic goals agreed upon in advance with the participant’s supervisor. Not achieving all individual strategic goals for a given fiscal year can reduce an EVA Plan award that is otherwise payable, but performance meeting or exceeding these strategic goals cannot serve to increase the amount of any such award. Individual strategic goals for the named executive officers typically involve initiatives that the executive officers consider important to the long-term prospects of the participants’ business units, but that may not be adequately rewarded by the portion of the bonus calculated on current financial performance. Examples include retail divisions’ opening a targeted number of new retail stores on schedule, shared services’ implementation of an infrastructure improvement or execution of a planned disposition of a business unit, or a business unit’s launch of a new retail concept or product line. No individual strategic goal was material to any named executive officer’s compensation or to any component of it in Fiscal 2021. The participant’s supervisor, generally in consultation with the participant, determines whether and to what extent the participant’s individual strategic goals have been met. Certain strategic goals are quantitative, allowing an objective determination of the extent to which they are achieved, while others are more qualitative in nature, requiring a subjective determination of achievement. The EVA Plan permits full credit for strategic goals if they have been at least 95% achieved.

No portion of the award for achievement of individual strategic goals is ordinarily to be paid unless some portion of the applicable award for operating results is earned, although the EVA Plan authorizes the committee to consider exceptions for extraordinary strategic successes upon the recommendation of the chief executive officer. No exceptions of this nature have ever been made.

(vii) Bonus Bank.  The EVA Plan includes a “bonus bank” feature. Awards for EVA results in excess of target are uncapped and “negative awards” for results less than target are possible. Any award in excess of three times the target bonus and any negative award is credited to the participant’s account in the bonus bank, and positive bank balances are payable in future years only subject to performance in those years. For Fiscal 2021, a participant will receive a payout equal to (i) the current year’s award, up to three times the target, plus (ii) one-third of any amount in excess of three times the target in the current year, and (iii) the installments of banked awards from previous years, if any, that are payable in the current year. Positive bank balances from each year are paid out in three equal annual installments, subject to current-year performance in each of the three subsequent years. If the current year’s award is negative, any positive balance in the participant’s bank is applied against it, reducing or entirely eliminating the positive balance, depending upon the magnitude of the negative award for the current year.

Any positive balance is forfeited if the participant is terminated for “cause” (as defined in the EVA Plan). If the participant voluntarily resigns from employment by the Company, any positive bank balance does not become payable until the end of the fifth fiscal year following the participant’s resignation and is subject to reduction or elimination in the meantime based upon the performance of the business unit or units to which the participant was assigned when he or she resigned.

If the participant’s bonus bank balance from prior years is negative, 50% of any positive award in excess of two times the target in a subsequent year will be applied toward “repaying” the negative balance and 50% will be paid out to the participant (up to the generally applicable limit of three times the target plus one-third of any amount in excess of three times the target in the current year). Any negative balance from a single year will be canceled to the extent not repaid after three subsequent years. The committee believes that the “bonus bank” feature of the EVA Plan offers improved incentives for management to focus on building long-term value in the Company, and that the provisions that leave positive bank balances at risk for five years following voluntary resignation aid the retention of key employees. Including Fiscal 2021 accruals, bonus bank balances for the named executive officers are as follows:

Mimi E. Vaughn	$(9,085,650)
Thomas A. George	N/A
Melvin G. Tucker (1)	N/A
Parag D. Desai	$(3,095,993)
Mario Gallione	$(701,368)
Scott E. Becker	$(2,646,800)
(1) Mr.Tucker resigned from the Company effective November 27, 2020 and, as a result, is no longer a participant in the EVA Plan.

Bonuses reported in column (g) of the Summary Compensation Table below are bonuses actually payable for the years indicated, reflecting, where applicable, reductions of amounts otherwise payable by the recapture of previously accrued negative balances pursuant to the “banking” feature of the EVA Plan and positive bank balances held back in prior years that became payable for the year indicated because of performance in that year.

(viii) Discretionary Bonus. In light of the Company’s performance during the pandemic, the named executive officers’ willingness to work without or at substantially reduced base salaries and their contributions to the Company during the pandemic, the committee authorized a token one-time bonus to each of the named executive officers (other than Mr. George and Mr. Tucker) as set forth under the “Bonus” heading in the Summary Compensation Table for Fiscal 2021.

(ix) Compensation Recoupment Policy.  The Board has adopted a Compensation Recoupment Policy providing that the committee may in its sole discretion require reimbursement of any cash or equity-based award paid or payable to a current or former executive officer of the Company based partially or entirely upon the attainment of objective performance criteria (“incentive compensation”) in certain circumstances. The committee may require reimbursement from an executive officer who received incentive compensation based on erroneous financial data if the Company is required to restate its financial statements due to material noncompliance with financial reporting requirements under the federal securities laws or if the committee determines that any action by the executive officer or an employee under his or her direct supervision constituted noncompliance with the Company’s Code of Business Conduct and Ethics to the material detriment of the Company. Unless the committee determines that the executive officer engaged in misconduct that caused or contributed to a required restatement of financial statements or that the violation of the Code of Business Conduct and Ethics was committed by the executive officer or by an employee under his or her direct supervision with the actual or constructive knowledge of the executive officer, the committee may recover only to the extent of any positive bonus bank balance credited to the executive officer under the EVA Plan. If the committee so determines, it may pursue recovery from the executive officer in its discretion, in accordance with applicable law.

(x) Anti-Hedging Policy.  The Company has a policy prohibiting a director or officer from, directly or indirectly, engaging in any hedging transaction that reduces or limits the director’s or officer’s economic risk with respect to his or her ownership interests in the Company. Prohibited transactions include the purchase by a director or officer of financial instruments including prepaid variable forward contracts, equity swaps, collars, puts, calls or other derivative securities that are designed to hedge or offset a decrease in the market value of the Company’s stock.

C. Stock-Based Compensation.  Grants of restricted stock and stock options to executive officers and other key employees of the Company including the named executive officers are intended to provide them with an incentive to make decisions that are in the long-term best interests of the Company and to balance the shorter-term annual cash incentive component of executive compensation. Stock-based compensation is also intended to align the financial interests of management with those of the Company’s shareholders, since the value of a share of restricted stock and stock options is dependent upon the Company’s performance and the recognition of that performance in the market for the Company’s stock. The committee authorized a one-time grant of non-qualified stock options to Ms. Vaughn in February 2020 in connection with her promotion to president and chief executive officer. Ms. Vaughn’s stock option vests in four equal annual installments. The aggregate grant date value of options and restricted stock granted in February and June 2020, respectively, to Ms. Vaughn represented 2.1 times her base salary. The grant date value of restricted stock granted to the other named executive officers in June 2020 represented 1.25 times base salary for Mr. Tucker, Mr. Desai and Mr. Gallione and 1.05 times base salary for Mr. Becker. Mr. George was not granted any stock-based incentive awards in Fiscal 2021.

Stock-based incentive awards in the form of restricted stock are typically granted to executive officers and other key employees once annually. The committee does not attempt to time stock-based incentive grants in relation to the Company’s release of material information. Since 2009, annual incentive grants have been awarded in June. The committee has also occasionally made grants to newly-hired key employees at its next meeting after their employment commenced.

Since 2008, except for the one-time option grant to Ms. Vaughn discussed above, the committee has awarded equity compensation in the form of restricted stock. The restricted stock is subject to forfeiture upon termination of the grantee’s employment prior to vesting, which occurs in four equal annual increments with respect to all currently outstanding grants to executive officers.

The committee, with input and peer group data provided by F.W. Cook for Fiscal 2021, has considered the addition of performance vesting conditions to restricted stock awards. It has concluded that the EVA Plan, with its potential for positive and negative effects on compensation based on performance and the multi-year effects of its banking features, adequately addresses the compensation policy goals that would be served by incorporating such conditions in equity grants and that the combination of such conditions with the relatively high performance sensitivity of the EVA Plan might result in a compensation system with inappropriately high levels of performance leverage. The committee believes that the policy goals underlying performance conditions in equity awards are served more efficiently through the cash awards under the EVA Plan than through equity grants, which involve both a charge to earnings and permanent equity dilution, given that a higher number of shares with performance conditions would presumably be necessary to achieve market comparable compensation targets. The committee intends, however, to continue to consider performance conditions and their effect on the overall balance of incentives in the context of future equity grants.

4.  Other Compensation.

A.  Change of Control Arrangements, Severance Plan, Transition Agreement and Arrangement with Mr. George.

(i) Change of Control Arrangements and Severance Plan. All the named executive officers currently employed by the Company (except Mr. George) are parties to employment protection agreements, which become effective only in the event of a change of control (as defined in the agreements). Each agreement provides for employment by the Company for a term of up to three years following a change of control. In the event that the executive’s employment is terminated under certain circumstances during the contractual employment period after a change of control, the executive is entitled to a lump sum payment and the continuation of certain benefits, as described below under the heading “Change of Control Arrangements and Severance Plan.”

Additionally, awards made by the Company under the Company’s equity incentive plans become immediately vested and exercisable upon a “change of control” (as defined in the plans), provided that, awards made by the Company under the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”) and the 2020 Equity Incentive Plan become immediately vested and exercisable upon a “change of control” unless the award is assumed by the acquirer or new rights meeting certain conditions are substituted therefor.

The Company maintains a Severance Plan for monthly-paid salaried employees to provide for certain benefits to covered employees (including the named executive officers) in the event of a Company-initiated separation from the Company other than for cause (as defined in the Severance Plan). Under the terms of the Severance Plan, an eligible employee is entitled to one week of base salary at the termination date multiplied by each year of service with the Company with a maximum of 24 weeks and a minimum of two weeks. The Severance Plan is discussed in further detail under the heading “Change of Control Arrangements and Severance Plan.”

The Company believes that reasonable severance and change of control benefits are necessary in order to recruit and retain effective senior managers. These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time, and are a product of a recruiting environment within our industry that has historically been competitive. The Company also believes that a change of control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change of control transaction that could be in the best interests of shareholders.

(ii) Transition Agreement. In connection with Mr. Dennis’s decision to retire as chief executive officer of the Company as of February 1, 2020 (the “Effective Time”), Mr. Dennis and the Company entered into a Transition Agreement (the “Transition Agreement”) whereby, following the Effective Time and until June 30, 2020 (the “Transition Period”), Mr. Dennis remained employed by the Company as executive chairman of the Company’s board of directors and provided certain transition services to the Company. In exchange for such services (and conditioned upon Mr. Dennis’ execution of a general release of claims against the Company), pursuant to the Transition Agreement: (i) Mr. Dennis was entitled to receive a monthly salary of $10,000 per month, up to a maximum of $50,000 during the Transition Period; (ii) the Company reimbursed Mr. Dennis for all reasonable, documented expenses of types authorized by the Company and incurred by him during the Transition Period in the performance of his duties under the Transition Agreement; (iii) the Company provided employee and fringe benefits to Mr. Dennis during the Transition Period under all employee benefits plans and programs which were made available to the Company’s executive officers and in which Mr. Dennis participated prior to the Effective Time and remained eligible following the Effective Time; and (iv) in the event of a Change in Control (as defined in the 2009 Equity Incentive Plan) prior to the Effective Time or Mr. Dennis’ earlier termination under conditions specified in the Transition Agreement, any acquiror would not have been able to assume Mr. Dennis’s outstanding restricted stock awards, and such awards would have been subject to the accelerated vesting provisions applicable to unassumed awards set forth in Section 13.1 of the 2009 Equity Incentive Plan. Additionally, Mr. Dennis was not entitled to receive any awards after the Effective Time under any of the Company’s equity incentive plans, and all awards previously granted to Mr. Dennis continued to vest in accordance with their terms during the Transition Period. Like the other directors, Mr. Dennis agreed to forego his monthly salary from April 2020 through the end of the Transition Period.

(iii) Arrangement with Mr. George. In connection with Mr. George’s appointment as senior vice president – finance and interim chief financial officer of the Company effective December 14, 2020, Mr. George is entitled to receive, subject to pro ration for Fiscal 2021, an annual base salary of $500,000 and a discretionary cash bonus of up to $625,000 (with a minimum guarantee of $125,000 (the “Guaranteed Payment”)) for service through the filing of the Company’s annual report on Form 10-K for Fiscal 2022, subject to Company performance consistent with EVA Plan targets and individual performance objectives. If Mr. George’s employment is involuntarily terminated without cause prior to the filing of the Fiscal 2022 Form 10-K, he is entitled to payment of a pro rata portion of the Guaranteed Payment based on the number of days employed.

B.  Defined Contribution and Deferred Income Plans.

(i) Defined Contribution Plan.  The Company also offers to all employees (including the named executive officers) a voluntary defined contribution plan (the “401(k) Plan”) designed to comply with Section 401(k) of the Internal Revenue Code. Participants in the 401(k) Plan (including all the named executive officers) may defer a percentage of their qualifying pre-tax compensation for each year. Beginning with calendar year 2006, the Company has made a matching contribution equal to 100% of deferrals up to 3% of compensation (limited to $250,000) plus 50% of the next 2% of compensation (similarly limited) deferred. The Company suspended this matching contribution effective May 15, 2020, but it was reinstated on January 1, 2021. Matching contribution amounts for each named executive officer for Fiscal 2021 are included in column (i) of the “Summary Compensation Table,” below. Deferrals and matching contributions to the defined contribution plan may be invested in any of a number of mutual fund investments and in a guaranteed income option. Participants may also self-direct their investments, subject to certain restrictions.

(ii) Deferred Income Plan.  The named executive officers, in addition to other eligible employees, may participate in the Genesco Inc. Amended and Restated Deferred Income Plan (the “Deferred Income Plan”). Under the Deferred Income Plan, the participant may elect to defer up to 15% of base salary and 100% of bonus payouts. Deferrals in the plan are not matched by the Company. The Deferred Income Plan is discussed in further detail under the heading “Nonqualified Deferred Compensation,” below.

(iii) STEP Up Plan. Named executive officers who were participants in the Company’s Retirement Plan as of January 1, 2005 receive a “Step Up” contribution as part of their taxable compensation as highly-compensated employees. The Company pays 2.5% of annual earnings (up to the Social Security taxable wage base) plus 4% of earnings above the taxable wage base to employees who are eligible to receive the Step Up contribution. The contributions for Ms. Vaughn and Mr. Gallione for Fiscal 2021 are included in column (i) of the “Summary Compensation Table,” below.

C. Perquisites. The Company provides named executive officers with perquisites and other personal benefits that the Company and the committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. All employees, including named executive officers, are entitled to a discount on merchandise sold by the Company equal to 40% off the suggested retail price. Additionally, currently employed named executive officers are provided with life insurance that has a death benefit equal to their base salary up to $500,000. This life insurance benefit began in Fiscal 2022 for Mr. George.

5.  Tax Considerations.

Tax Deductibility of Compensation. The committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Prior to the effective date of the Tax Cuts and Jobs Act of 2017, certain compensation that constituted “qualified performance-based compensation” within the meaning of Section 162(m) of the Code was not counted toward the $1,000,000 cap on deductible compensation. The Tax Cuts and Jobs Act of 2017 removed the exemption for “qualified performance-based compensation” generally with respect to grants of compensation made after November 2, 2017. The committee believes it is in the best interests of the Company to continue to follow the approach to executive compensation described in this Annual Report on Form 10-K under the heading “Executive Compensation — Compensation Discussion and Analysis,” regardless of federal income tax deductibility. Though in years prior to the Company’s 2018 fiscal year the committee adopted features of the EVA Plan which allowed the performance-based aspects of its annual incentive compensation to constitute “qualified performance-based compensation,” and therefore remain fully deductible, the committee anticipates granting essentially the same proportions of “performance-based” compensation and other compensation in its overall mix of targeted total compensation as before the adoption of the Tax Cuts and Jobs Act of 2017. The committee has determined that the Company will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) of the Code if it believes such limitation is not in the best interest of the Company’s shareholders. While considering the tax implications of its compensation decisions, the committee believes its primary focus should be to attract, retain, and motivate executives, and align the executives’ interest with those of the Company’s shareholders.

COMPENSATION COMMITTEE REPORT

Ms. Barsh and Messrs. Diamond, Lambros and Marshall served as members of the compensation committee during Fiscal 2021. The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the Committee:

Joanna Barsh, Chairperson

Matthew C. Diamond

John F. Lambros

Thurgood Marshall, Jr.

The foregoing report of the compensation committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2021, no member of the compensation committee had at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the compensation committee or entities whose executives serve on the Board or the compensation committee that require disclosure under applicable SEC regulations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the named executive officers for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

	Fiscal Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(9)	Option Awards ($) (f)(10)	Non-Equity Incentive Plan Compensation ($) (g)(11)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(12)	All Other Compensation ($) (i)(13)	Total ($) (j)

Mimi E. Vaughn(2)	2021	609,875	50,000(7)	1,596,519	500,000	-0-	-0-	40,403	2,796,797
Chair of the Board, President and	2020	602,734	-0-	998,450	-0-	1,150,563	1,663	51,796	2,805,206
Chief Executive Officer	2019	460,925	-0-	704,298	-0-	698,302	-0-	51,473	1,914,998

Thomas A. George(3)	2021	85,318	-0-	-0-	-0-	-0-	-0-	1,667	86,985
Senior Vice President-Finance and
Interim Chief Financial Officer

Melvin G. Tucker(4)	2021	248,759	-0-	-0-	-0-	-0-	-0-	12,163	260,922
Former Senior Vice President-Finance and	2020	262,812	-0-	521,994	-0-	477,994	-0-	72,805	1,335,605
Chief Financial Officer

Parag D. Desai	2021	290,947	50,000(7)	488,381	-0-	-0-	-0-	19,703	849,031
Senior Vice President – Chief Strategy and	2020	405,500	75,000(8)	486,651	-0-	734,462	-0-	27,127	1,728,740
Digital Officer	2019	344,793	-0-	444,665	-0-	522,360	-0-	25,596	1,337,414

Mario Gallione(5)	2021	347,407	50,000(7)	580,595	-0-	-0-	-0-	33,085	1,011,087
Senior Vice President and	2020	463,500	-0-	556,318	-0-	747,394	7,929	52,930	1,828,071
President of the Journeys Group

Scott E. Becker(6)	2021	353,850	25,000(7)	424,891	-0-	-0-	-0-	14,560	818,301
Senior Vice President, Corporate Secretary and General Counsel

(1)

The amounts in column (c) include salary voluntarily deferred in the Defined Contribution Plan and the Deferred Income Plan described under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section, above, in the following amounts:

	Amount Deferred ($)
Name	Fiscal 2021	Fiscal 2020	Fiscal 2019
Mimi E. Vaughn	17,812	16,982	23,431
Thomas A. George	2,500	N/A	N/A
Melvin G. Tucker	23,825	6,625	N/A
Parag D. Desai	6,083	12,011	18,550
Mario Gallione	12,320	24,203	N/A
Scott E. Becker	17,623	N/A	N/A

(2)	Ms. Vaughn was appointed president and chief executive officer on February 2, 2020.

(3)

Mr. George began employment with the Company as a financial advisor on November 30, 2020. Effective December 14, 2020, Mr. George was named senior vice president – finance and interim chief financial officer. See “Change of Control Arrangements, Severance Plan, Transition Agreement and Arrangement with Mr. George” above for a description of Mr. George’s compensation arrangement with the Company. Mr. George did not participate in the EVA Plan in Fiscal 2021.

(4)	Mr. Tucker began employment with the Company as senior vice president – finance and chief financial officer on June 24, 2019 and resigned from the Company, effective November 27, 2020.

(5)	Mr. Gallione was not an executive officer of the Company prior to Fiscal 2020.

(6)	Mr. Becker joined the Company on October 23, 2019 and was not a named executive officer of the Company prior to Fiscal 2021.

(7)

Ms. Vaughn and Messrs. Desai, Gallione and Becker were awarded a one-time discretionary bonus in connection with their service to the Company during the COVID-19 pandemic and their willingness to forego all or a portion of their base salaries.

(8)	Mr. Desai was awarded a one-time bonus in connection with the Togast acquisition.

(9)

The amounts in column (e) represent the aggregate grant date fair value of restricted stock awards, calculated in accordance with ASC Topic 718 “Compensation — Stock Compensation” (“ASC 718”) by multiplying the closing price of the Company’s common stock on the NYSE on the grant date by the number of shares granted.

(10)

Reflects the aggregate grant date fair value of the option award, calculated in accordance with ASC 718. For a description of the assumptions used by the Company in valuing this award for Fiscal 2021, please see Note 15 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 31, 2021.

(11)

The amounts in column (g) are cash awards under the Company’s EVA Plan, discussed in greater detail under the heading “Elements of Direct Compensation — Annual Incentive Compensation” in the “Compensation Discussion and Analysis” section, above. They include amounts voluntarily deferred by the named executive officers in the Company’s 401(k) Plan and Deferred Income Plan, discussed under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section, above. Of the amounts reported in column (g), the named executive officers elected to defer the following amounts in the 401(k) Plan and/or the Deferred Income Plan:

Amount Deferred ($)
Name	Fiscal 2021	Fiscal 2020	Fiscal 2019
Mimi E. Vaughn	-0-	9,022	8,124
Thomas A. George	N/A	N/A	N/A
Melvin G. Tucker	N/A	N/A	N/A
Parag D. Desai	-0-	13,418	7,292
Mario Gallione	-0-	N/A	N/A
Scott E. Becker	-0-	N/A	N/A

Pursuant to the Company’s EVA Plan, for Fiscal 2021, 50% of any positive awards earned in excess of two times the target award during the next three fiscal years will be applied to repay the negative award and not paid out. See “Compensation Discussion and Analysis — Elements of Direct Compensation — Annual Incentive Compensation — Bonus Bank.” The following named executive officers accrued a negative award with respect to Fiscal 2021 in the amounts set forth below:

Mimi E. Vaughn	$(9,085,650)
Thomas A. George	N/A
Melvin G. Tucker(1)	N/A
Parag D. Desai	$(3,095,993)
Mario Gallione	$(701,368)
Scott E. Becker	$(2,646,800)
(1) Mr. Tucker resigned from the Company effective November 27, 2020 and, as a result, is no longer a participant in the EVA Plan.

Bonuses reported in column (g) of the Summary Compensation Table are bonuses actually payable for the years indicated, reflecting, where applicable, reductions of amounts otherwise payable by the recapture of previously accrued negative balances pursuant to the “banking” feature of the EVA Plan and positive bank balances held back in prior years that became payable for the year indicated because of performance in that year. For Fiscal 2021, because bonuses were negative, no amounts were applied to negative bank balances.

For each of the named executive officers, no amounts attributable to prior-year positive “bank” balances became payable based on Fiscal 2021 performance.

(12)

The amounts in column (h) are the aggregate increase, if any, in the actuarial present value of the named executive officers’ benefits under the Genesco Retirement Plan, which was a noncontributory, qualified pension plan terminated effective June 30, 2019, determined using interest rate and mortality assumptions consistent with those used in the Company’s financial statements. No named executive officer had earnings or loss on nonqualified deferred compensation under the Company’s Deferred Income Plan described under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section, above, that exceed 120% of the applicable federal long-term interest rate. Negative changes in the actuarial value of the Genesco Retirement Plan benefits are not reflected in column (h).

(13)

The amounts in column (i) for Fiscal 2021 include the following amounts:

Name    Matching Contributions (13-a) ($)Life Insurance Premiums (13-b) ($)Gross-Ups(13-c) ($)Personal Benefits(13-d) ($)Total AllOther Compensation ($) Mimi E. Vaughn   12,067173 1,880   26,283 40,403Thomas A. George1,667N/AN/A   N/A 1,667Melvin G. Tucker   3,62574 N/A   8,464 12,163Parag D. Desai   11,40083 1,276   6,944 19,703Mario Gallione   4,767116 1,276   26,926 33,085Scott E. Becker   4,900101 N/A 9,559 14,560

(13-a) Matching contributions paid under the Company’s 401(k) plan to each of the named executive officers.

(13-b) Life insurance premium paid by the Company for the benefit of the named executive officers with a death benefit equal to their base salary up to $500,000.

(13-c) “Gross-up” payments to cover federal tax liability for Fiscal 2021.

(13-d) Includes (i) for each named executive officer, (a) an employee discount on merchandise sold by the Company that is available to all employees and (b) the Company’s contribution to the named executive officer’s health and dental benefits, as applicable; (ii) a $3,500 medical stipend for each of Ms. Vaughn, Mr. Gallione and Mr. Desai; and (iii) payments of $13,017 to each of Mr. Gallione and Ms. Vaughn pursuant to the STEP Up Plan as described under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section above.

GRANTS OF PLAN BASED AWARDS FOR FISCAL 2021

The following table shows, for each of the named executive officers, information regarding his or her target award under the Company’s EVA Plan for Fiscal 2021 and grants of restricted stock and stock options under the 2009 Equity Incentive Plan for Fiscal 2021.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock or Units (#) (f)(2)		All Other Option Awards: Number of Securities Underlying Options (#) (g)	Exercise or Base Price of Option Awards ($/Sh) (h)	Grant Date Fair Value of Stock and Option Awards (i)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)(1)		Maximum ($) (e)
Mimi E. Vaughn	N/A		$892,500				—		—	—	—

	June 24, 2020	—	—			—	81,372		—	—	$1,596,519
	February 5, 2020(3)	—	—			—	—		26,620	$41.41	$500,000

Thomas A. George	N/A		$500,000	(4)			—		—	—	—

	—	—	—			—	—	—	—	—	$—	—

Melvin G. Tucker(5)	N/A		$326,250				—		—	—	—

	June 24, 2020	—	—			—	26,704		—	—	$523,932

Mario Gallione	N/A		$361,530				—		—	—	—

	June 24, 2020	—	—			—	29,592		—	—	$580,595

Parag D. Desai	N/A		$304,125				—		—	—	—

	June 24, 2020	—	—			—	24,892		—	—	$488,381

Scott E. Becker	N/A		$260,000				—		—	—	—

	June 24, 2020	—	—			—	21,656		—	—	$424,891

(1)

Columns (c), (d) and (e) relate to the Company’s EVA Plan, except with respect to Mr. George. As discussed in detail under the heading “Annual Incentive Compensation” in the “Compensation Discussion and Analysis,” potential awards are uncapped (although any award in excess of three and one-third times the target is mandatorily deferred and at risk for future performance) and negative awards that may be offset against positive bonus bank balances deferred from past years and from future positive awards are possible. Consequently, no “threshold” (column (c)) or “maximum” (column (e)) is applicable.

(2)

Column (f) reflects awards of restricted stock under the 2009 Equity Incentive Plan, the grant date fair values of which were calculated in accordance with ASC 718 by multiplying the closing price of the Company’s common stock on the NYSE on the grant date by the number of shares granted.

(3)

Ms. Vaughn was granted a stock option award in connection with her appointment as president and chief executive officer, which vests in four equal installments on each of February 5, 2021, 2022, 2023 and 2024.

(4)

In connection with Mr. George’s appointment as senior vice president – finance and interim chief financial officer of the Company effective December 14, 2020, Mr. George is entitled to receive a discretionary cash bonus of up to $625,000 (with a Guaranteed Payment of $125,000) for service through the filing of the Company’s annual report on Form 10-K for Fiscal 2022, subject to Company performance targets consistent with the EVA Plan.

(5)	Mr. Tucker resigned and forfeited his restricted stock award and non-equity incentive stock award, effective November 27, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL 2021 YEAR-END

The following table shows, for each named executive officer, certain information concerning vested and unvested equity awards outstanding at January 30, 2021. The awards include restricted stock and stock options, as described under the heading “Stock-Based Compensation” in the “Compensation Discussion and Analysis,” above.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)
Mimi E. Vaughn(1)	6,655	19,965	$41.41	02/05/2030	111,839	4,340,472
Thomas A. George(4)	-0-	-0-	N/A	N/A	-0-	-0-
Melvin G. Tucker(5)	-0-	-0-	N/A	N/A	-0-	-0-
Parag D. Desai	-0-	-0-	N/A	N/A	41,512	1,611,081
Mario Gallione	-0-	-0-	N/A	N/A	46,981	1,823,333
Scott E. Becker	-0-	-0-	N/A	N/A	21,656	840,469

(1)	Ms. Vaughn’s stock option award vests in four equal installments on each of February 5, 2021, 2022, 2023 and 2024.

(2)			The shares of restricted stock vest on the following schedule:

Name	Grant Date	Restricted Shares Outstanding	Vesting Increments
Mimi E. Vaughn	6/21/2017	4,229	4,229 on 6/28/2021
	6/27/2018	8,610	4,305 on 6/28/2021
			4,305 on 6/28/2022
	6/26/2019	17,628	5,876 on 6/28/2021
			5,876 on 6/28/2022
			5,876 on 6/28/2023
	6/24/2020	81,372	20,343 on 6/28/2021
			20,343 on 6/28/2022
			20,343 on 6/28/2023
			20,343 on 6/28/2024
Thomas A. George(1)	N/A	N/A	N/A
Melvin G. Tucker(2)	N/A	N/A	N/A

Parag D. Desai	6/21/2017	2,592	2,592 on 6/28/2021
	6/27/2018	5,436	2,718 on 6/28/2021
			2,718 on 6/28/2022
	6/26/2019	8,592	2,864 on 6/28/2021
			2,864 on 6/28/2022
			2,864 on 6/28/2023
	6//24/2020	24,892	6,223 on 6/28/2021
			6,223 on 6/28/2022
			6,223 on 6/28/2023
			6,223 on 6/28/2024
Mario Gallione	6/21/2017	1,729	1,729 on 6/21/2021
	6/27/2018	5,838	2,919 on 6/28/2021
			2,919 on 6/28/2022
	6/26/2019	9,822	3,274 on 6/28/2021
			3,274 on 6/28/2022
			3,274 on 6/28/2023
	6/24/2020	29,592	7,398 on 6/28/2021
			7,398 on 6/28/2022
			7,398 on 6/28/2023
			7,398 on 6/28/2024
Scott E. Becker	6/24/2020	21,656	5,414 on 6/28/2021
			5,414 on 6/28/2022
			5,414 on 6/28/2023
			5,414 on 6/28/2024

(1) Mr. George did not receive an equity award in Fiscal 2021.

(2) Mr. Tucker’s restricted stock awards were forfeited upon his resignation, effective November 27, 2020.

(3)	Market value is calculated based on the closing price of the Company’s common stock on the NYSE on January 29, 2021 ($38.81), the last trading day prior to the end of Fiscal 2021.

(4)	Mr. George did not receive an equity award in Fiscal 2021.

(5)	Mr. Tucker’s restricted stock awards were forfeited upon his resignation, effective November 27, 2020.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2021

The following table shows, for each named executive officer, certain information about his or her shares of restricted stock that vested during Fiscal 2021:

	Stock Awards

Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mimi E. Vaughn	17,212	323,413
Thomas A. George	-0-	-0-
Melvin G. Tucker	3,072	57,723
Parag D. Desai	9,891	185,852
Mario Gallione	9,066	170,350
Scott E. Becker	-0-	-0-

(1)	Amounts reflect gross shares vested which excludes shares withheld for taxes.

(2)	Amounts reflect the product of the closing price of the Company’s common stock on the NYSE on the last trading day before the vesting date ($18.79) multiplied by the number of shares vested.

NON-QUALIFIED DEFERRED COMPENSATION

The following table shows, for each named executive officer, his or her contributions to and investment earnings on balances in the Company’s Deferred Income Plan, described under the heading “Deferred Income Plan” in the “Defined Compensation and Deferred Income Plans” section of the “Compensation Discussion and Analysis,” above. Earnings on plan balances are from investments selected by the participants, which may not include Company securities.

Name (a)	Executive Contributions in Last FY ($) (b)(1)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)(2)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(3)
Mimi E. Vaughn	-0-	-0-	4,831	-0-	120,599
Thomas A. George	N/A	N/A	N/A	N/A	N/A
Melvin G. Tucker	-0-	-0-	-0-	-0-	-0-
Parag D. Desai	-0-	-0-	-0-	-0-	-0-
Mario Gallione	-0-	-0-	5,519	-0-	30,861
Scott E. Becker	-0-	-0-	-0-	-0-	-0-

(1)	All amounts reported in column (b) are included in the salary reported for each named executive officer in column (c) of the Summary Compensation Table for Fiscal 2021.

(2)

Because no named executive officer’s deferred compensation earnings for Fiscal 2021 constituted above-market interest under the disclosure requirements applicable to the Summary Compensation Table, above, none of the amounts reported in column (d) are reflected in column (h) of the Summary Compensation Table.

(3)

The amount reported in column (f) includes, for each named executive officer, the following amount reported as compensation in the Summary Compensation Table for each of the three fiscal years in the Summary Compensation Table.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Mimi E. Vaughn	-0-	-0-	-0-
Thomas A. George	-0-	N/A	N/A
Melvin G. Tucker	-0-	-0-	N/A
Parag D. Desai	-0-	-0-	-0-
Mario Gallione	-0-	-0-	N/A
Scott E. Becker	-0-	-0-	-0-

CHANGE OF CONTROL ARRANGEMENTS

AND SEVERANCE PLAN

All the currently employed named executive officers (except for Mr. George) are parties to employment protection agreements (collectively, the “Employment Protection Agreements”). The agreements become effective only in the event of a Change of Control, which is defined as occurring when (i) any person (as defined in Section 3(a)(9) of the Exchange Act, and as used in Sections 13(d) and 14(d) thereof), excluding the Company, any majority owned subsidiary of the Company (a “Subsidiary”) and any employee benefit plan sponsored or maintained by the Company or any Subsidiary (including any trustee of such plan acting as trustee), but including a “group” as defined in Section 13(d)(3) of the Exchange Act (a “Person”), becomes the beneficial owner of shares of the Company having at least 20% of the total number of votes that may be cast for the election of directors of the Company (the “Voting Shares”); provided, however, that such an event will not constitute a Change of Control if the acquiring Person has entered into an agreement with the Company approved by the Board which materially restricts the right of such Person to direct or influence the management or policies of the Company; (ii) the shareholders of the Company approve any merger or other business combination of the Company, sale of the Company’s assets or combination of the foregoing transactions (a “Transaction”) other than a Transaction involving only the Company and one or more of its Subsidiaries, or a Transaction immediately following which the shareholders of the Company immediately prior to the Transaction (excluding for this purpose any shareholder of the Company who also owns directly or indirectly more than 10% of the shares of the other company involved in the Transaction) continue to have a majority of the voting power in the resulting entity; or (iii) within any 24-month period beginning on or after the date of the agreements, the persons who were directors of the Company immediately before the beginning of such period (the “Incumbent Directors”) cease (for any reason other than death) to constitute at least a majority of the Board or of the board of directors of any successor to the Company, provided that any director who was not a director as of the date of the applicable Employment Protection Agreement will be deemed to be an Incumbent Director if such director was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the members of the Board who then qualified as Incumbent Directors either actually or by prior operation of Section 2(a) of the agreements. Each Employment Protection Agreement provides for employment by the Company for a term of three years following a Change of Control. The executive is to exercise authority and perform duties commensurate with his or her authority and duties existing during the 90 days immediately prior to the Change of Control. He or she is also to receive compensation (including incentive compensation and benefits) during the term in an amount not less than that which he or she was receiving immediately prior to the Change of Control.

If the executive’s employment is terminated by death or Disability (as defined in the agreements) determined in accordance with the Employment Protection Agreements during the term of the agreement, he or she, or his or her legal representative (as applicable), is entitled to receive from the Company, in a lump sum in cash within 30 days from the date of termination (except for payments due to the executive under any employee benefit plan), his or her accrued but unpaid base salary, all amounts owing to him or her under any applicable employee benefit plans, and a bonus equal to the average of the two most recent annual bonuses received by the executive (excluding any year in which no bonus was paid), prorated for the number of days in the current fiscal year that the executive was employed. A deceased executive’s family is also entitled to receive benefits at least equal to the most favorable level of benefits available to surviving families of executives of the Company under provisions of benefit plans relating to family death benefits that were in effect at any time during the 90 days prior to the Change of Control. If the executive is terminated for Cause (as defined in the Employment Protection Agreements) or quits voluntarily (other than on account of Good Reason (as defined in the Employment Protection Agreements)) during the employment period, he or she is entitled to receive from the Company, in a lump sum in cash within 30 days from the date of termination (except for payments due to the executive under any employee benefit plan), the same compensation payable in case of termination by death or disability, except that the prorated bonus would not be payable.

As defined in the Employment Protection Agreements, “Cause” means (i) an act or actions of dishonesty or gross misconduct on the executive’s part which result or are intended to result in material damage to the Company’s business or reputation or (ii) repeated material violations by the executive of his or her obligations under the agreement which violations are demonstrably willful and deliberate on the executive’s part. “Good Reason” is defined to include (i) a good faith determination by the executive that the Company has taken (without his or her consent) action that materially changes his or her authority or responsibilities or materially reduces his or her ability to carry out such responsibilities; (ii) the Company’s failure to comply with provisions of the agreement involving the executive’s compensation, annual bonuses, incentive and savings plans, retirement programs, benefit plans, expenses, vacations and fringe benefits and working conditions; (iii) the Company’s requiring the executive to be employed at a location more than 50 miles further from his or her principal residence than the location at which the executive worked immediately before the agreement became effective; and (iv) the Company’s failure subject to certain exceptions to require a successor to assume and agree to perform under the agreement.

If the executive’s employment is actually or constructively terminated by the Company without Cause, or if the executive terminates his or her employment for Good Reason during the term of the agreement, the executive will be entitled to receive from the Company, in a lump sum in cash within 15 days from the date of termination, his or her base salary through the termination date, and a severance allowance equal to two times (i) his or her annual base salary, plus (ii) the average of his or her two most recent annual bonuses received by the executive (excluding any year in which no bonus was paid), plus (iii) the present value of the annual cost to the Company of obtaining coverage equivalent to the coverage provided by the Company prior to the Change of Control under any welfare benefit plans (including medical, dental, disability, group life and accidental death insurance) plus the annualized value of fringe benefits provided to the executive prior to the Change of Control, plus, in the case of Employment Protection Agreements entered into prior to Fiscal 2020, reimbursement for any excise tax owed thereon and for taxes payable by reason of the reimbursement. Amounts payable under the Employment Protection Agreements are to be reduced by any amount received under the general severance plan described below.

All restricted stock and stock options granted by the Company under the Company’s equity incentive plan generally become immediately vested upon a Change of Control as defined in the applicable equity incentive plan, provided that, awards made by the Company under the 2009 Equity Incentive Plan and the Genesco Inc. 2020 Equity Incentive Plan become immediately vested and exercisable upon a Change of Control unless the compensation committee determines in good faith prior to the Change of Control that such equity award will be honored or assumed, or new rights substituted therefor (an “Alternative Award”), by a participant’s employer immediately following a Change of Control provided that the Alternative Award is (i) based on stock that is traded on an established securities market, (ii) provides the participant with rights and entitlements substantially equivalent to or better than the existing award, including vesting schedule, (iii) has substantially equivalent value to the existing award and (iv) has terms and conditions which provide that if a participant’s employment is involuntarily terminated without cause, or if a participant terminates employment for good reason, such equity award will be deemed immediately vested and exercisable and/or all restrictions shall lapse, and shall be settled for a payment for each share of stock subject to the Alternative Award in cash, in immediately transferable, publicly traded securities, or a combination thereof, in an amount equal to the fair market value of such stock on the date of the participant’s termination or the excess of the fair market value of such stock on the date of participant’s termination over the corresponding exercise or base price.

Summary of Potential Payments Upon a Change of Control

The following table shows for each of the named executive officers, assuming that a Change of Control, followed by immediate involuntary termination of his or her employment (other than for Cause) or by a voluntary termination by the named executive officer for Good Reason, occurred on January 30, 2021, the estimated amounts payable with respect to (a) salary, (b) bonus, (c) the value, based on the closing price of the Company’s stock on the NYSE on January 29, 2021 (the last trading day of the fiscal year) of all previously unvested restricted stock and stock options subject to accelerated vesting, (d) the estimated value of the payment related to benefits provided under the Employment Protection Agreement, (e) the non-qualified deferred compensation (which would be paid upon termination for any reason regardless of whether a Change of Control has occurred, under the terms of the Deferred Income Plan), (f) for named executive officers who entered into Employment Protection Agreements prior to Fiscal 2020, the gross-up related to excise taxes that would have been reimbursable to the named executive officer (assuming a 37.0% marginal federal income tax rate), and (g) the total of items (a) through (f). The actual awards and amounts payable can only be determined at the time of each named executive officer’s termination of employment.

Name	Cash Severance (a) ($)	Bonus (b)(1) ($)	Accelerated Stock-Based Compensation (c)(2) ($)	Estimated Benefits Value (d)(3) ($)	Deferred Compensation Payout (e) ($)	Tax Gross-Up (f)(4) ($)	Total (g) ($)
Mimi E. Vaughn	1,700,000	2,773,296	5,373,594	208,220	120,599	4,323,104	14,498,813
Thomas A. George(5)	-0-	78,125	-0-	-0-	-0-	-0-	78,125
Melvin G. Tucker(6)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Parag D. Desai	811,000	1,256,822	1,611,081	88,382	-0-	1,452,131	5,219,416
Mario Gallione	964,080	1,720,500	1,823,333	122,422	30,861	-0-	4,661,196
Scott E. Becker	840,000	-0-	840,469	166,366	-0-	-0-	1,846,835

(1)	Two times the average of the last two annual bonuses earned by the named executive officer.

(2)

The value, based on the closing price of the Company’s common stock on the NYSE on January 29, 2021, of the previously unvested restricted stock and stock options that would have vested on an accelerated basis upon the Change of Control.

(3)

Includes the present value, calculated using the annual federal short-term rate as determined under Section 1274(d) of the Internal Revenue Code of (a) the annual cost to the Company of obtaining coverage under the welfare benefit plans discussed above and (b) the annualized value of fringe benefits provided to the named executive officer immediately prior to January 30, 2021.

(4)

Employment Protection Agreements entered into prior to Fiscal 2020 provide for the reimbursement of the excise tax payable on the Change of Control payment plus income taxes payable on the reimbursement. Beginning in Fiscal 2020, this provision was eliminated from the form of Employment Protection Agreement.

(5)

See “Change of Control Arrangements, Severance Plan, Transition Agreement and Arrangement with Mr. George” above for a description of Mr. George’s compensation arrangement with the Company. If Mr. George’s employment is involuntarily terminated without cause prior to the filing of the Fiscal 2022 Form 10-K, he is entitled to payment of a pro rata portion of the Guaranteed Payment based on the number of days employed.

(6)	Mr. Tucker resigned from the Company, effective November 27, 2020.

The following table shows, for each of the named executive officers, assuming that a Change of Control, followed by immediate termination of his or her employment because of death or disability, occurred on January 30, 2021, the estimated amounts payable with respect to (a) salary, (b) bonus, (c) the value, based on the closing price of the Company’s common stock on the NYSE on January 29, 2021 (the last trading day of the fiscal year), of all previously unvested restricted stock and stock options subject to accelerated vesting, (d) non-qualified deferred compensation, and (e) the total of items (a) through (d):

Name	Cash Severance (a)(1) ($)	Bonus (b)(2) ($)	Accelerated Stock-Based Compensation (c)(3) ($)	Deferred Compensation Payout (d) ($)	Toal (e) ($)
Mimi E. Vaughn	-0-	924,432	5,373,594	120,599	6,418,625
Thomas A. George	-0-	78,125	-0-	-0-	78,125
Melvin G. Tucker(4)	-0-	-0-	-0-	-0-	-0-
Parag D. Desai	-0-	628,411	1,611,081	-0-	2,239,492
Mario Gallione	-0-	860,250	1,823,333	30,861	2,714,444
Scott E. Becker	-0-	-0-	840,469	-0-	840,469

(1)	Accrued and unpaid salary of the named executive officers at January 30, 2021.

(2)	The average of the last two annual bonuses earned by the named executive officer.

(3)

The value, based on the closing price of the Company’s common stock on the NYSE on January 29, 2021, of the previously unvested restricted stock and stock options that would have vested on an accelerated basis upon the Change of Control.

(4)	Mr. Tucker resigned from the Company, effective November 27, 2020.

The following table shows, for each of the named executive officers, assuming a Change of Control, followed by an immediate voluntary termination (other than for Good Reason) or termination for Cause of his or her employment, occurred on January 30, 2021, the estimated amounts payable with respect to (a) salary, (b) the value, based on the closing price of the Company’s stock on the NYSE on January 29, 2021 (the last trading day of the fiscal year), of all previously unvested restricted stock and stock options subject to accelerated vesting, (c) non-qualified deferred compensation, and (d) the total of items (a) through (c):

Name	Cash Severance (a)(1) ($)	Accelerated Stock-Based Compensation (b)(2) ($)	Deferred Compensation Payout (c) ($)	Total (d) ($)
Mimi E. Vaughn	-0-	5,373,594	120,599	5,494,193
Thomas A. George	-0-	-0-	-0-	-0-
Melvin G. Tucker(3)	-0-	-0-	-0-	-0-
Parag D. Desai	-0-	1,611,081	-0-	1,611,081
Mario Gallione	-0-	1,823,333	30,861	1,854,194
Scott E. Becker	-0-	840,469	-0-	840,469

(1)	Accrued and unpaid salary of the named executive officers at January 30, 2021.

(2)

The value, based on the closing price of the Company’s common stock on the NYSE on January 29, 2021, of the previously unvested restricted stock and stock options that would have vested on an accelerated basis upon the Change of Control.

(3)	Mr. Tucker resigned from the Company, effective November 27, 2020.

General Severance Plan. The Company maintains a severance plan for monthly-paid salaried employees to provide for certain benefits in the event of a Company-initiated separation from the Company other than for Cause (as defined in the plan). Under the terms of the plan, an eligible employee is entitled to one week of his or her base salary at the termination date multiplied by each year of service with the Company with a maximum of 24 weeks and a minimum of two weeks. If their employment had been terminated without Cause as of January 30, 2021, the named executive officers would have been entitled to the following severance payments under the plan, which reduce any payments due under the Employment Protection Agreements described above: Ms. Vaughn — $277,885; Mr. George — $19,231; Mr. Tucker — $0; Mr. Desai — $46,791; Mr. Gallione — $222,480; and Mr. Becker — $16,154.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the Company is providing the following information about the relationship of the median annual total compensation of all its employees and the annual total compensation of Mimi E. Vaughn, its chief executive officer for Fiscal 2021 (the “CEO”). The ratio reported below represents a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation S-K.

For Fiscal 2021, the annual total compensation of the Company’s median employee was $4,188. The Company’s median employee was a part-time, hourly-paid employee in one of its retail stores. As reported in the Summary Compensation Table, the annual total compensation of the CEO was $2,796,797.

Based on this information, the ratio of the annual total compensation of the CEO to the median employee was 668 to 1 (the “CEO Pay Ratio”).

In calculating the CEO Pay Ratio, the Company first identified all active employees as of November 1, 2019, a date within three months of the end of Fiscal 2020. Including all full-time, part-time, seasonal and temporary employees, as required by SEC rules, the Company had 19,633 U.S. and 5,558 non-U.S. employees on that date. The Company did not exclude any employees whether pursuant to the de minimis exemption for foreign employees or any other permitted exclusion.

To identify its median employee, the Company initially used total taxable compensation based on 2019 W-2 income for U.S. employees and the equivalent for non-U.S. employees. We continued to use our 2019 data because the median employee identified is still employed by the Company and there have not been significant changes in our employee population or employee compensation arrangements in Fiscal 2021 that we believe would significantly impact the pay ratio disclosure.

In identifying the median employee, the Company did not annualize compensation for any employees who were employed for less than the full fiscal year. For employees not paid in U.S. dollars, the Company converted their pay into U.S. dollars using the average of month-end exchange rates for the twelve months ended December 31, 2019. The Company then determined the median employee’s total compensation, including any perquisites and other benefits, in the same manner that it determines the total compensation of the named executive officers for purposes of the Summary Compensation Table disclosed in this Annual Report on Form 10-K.

Pay ratios reported by the Company’s peers may not be directly comparable to the Company’s because of differences in the composition of each company’s workforce, as well as the assumptions, methodologies, adjustments and estimates used in calculating the pay ratio, as permitted by SEC rules.

DIRECTOR COMPENSATION

Cash and Equity-Based Compensation

For Fiscal 2021, directors were entitled to an annual cash retainer of $87,500. In light of COVID-19, the Board elected to temporarily forego their cash compensation (or stock in lieu of cash compensation) in support of the Company’s cost-cutting initiatives beginning in April 2020. On June 25, 2020, the Board considered the Company’s then-current financial results and the fact that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020, and the Board approved a partial restoration of the cash compensation (or stock in lieu of cash compensation) to the Board. On October 29, 2020, the Board approved the full reinstatement of cash compensation (or stock in lieu of cash compensation) to the Board effective October 1, 2020.

In addition to their retainer as directors, the chairpersons of the Board committees received the following additional annual retainers beginning in Fiscal 2021: audit committee, $15,000; compensation committee, $10,000; and nominating and governance committee, $20,000. The Company also reimburses directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who are full-time Company employees do not receive any extra compensation for serving as directors.

The following table shows, for each director of the Company who was a member of the Board during Fiscal 2021 and who is not also a named executive officer, information about the director’s compensation in Fiscal 2021. Mr. Martinez, Ms. Meixelsperger and Mr. Sandfort were not members of the Board during Fiscal 2021.

Name (a)	Fees Earned or Paid in Cash ($) (b)(1)	Stock Awards ($) (c)(2)	All Other Compensation ($) (g)	Total ($) (h)
Joanna Barsh	4,875	166,375	-0-	171,250
James W. Bradford(3)	12,396	-0-	-0-	12,396
Robert J. Dennis(4)	22,424	-0-	59,500	81,924
Matthew C. Diamond	5,375	174,515	-0-	179,890
Marty G. Dickens	4,375	158,370	-0-	162,745
John F. Lambros	29,167	25,000	-0-	54,167
Thurgood Marshall, Jr.	60,156	87,650	-0-	147,806
Kathleen Mason	33,906	123,637	-0-	157,543
Kevin P. McDermott	22,422	150,838	-0-	173,260

(1)

Cash fees include annual director’s retainer and, where applicable, committee chair fees, reduced for Ms. Barsh, Mr. Diamond, Mr. Dickens, Ms. Mason and Mr. McDermott by the amount of fees voluntarily exchanged for retainer stock, all as described below.

(2)

The amounts in column (c) represent the aggregate grant date fair value of restricted stock amounts, calculated by multiplying the closing price of the Company’s common stock on the NYSE on the grant date by the number of shares granted. On June 25, 2020, the Board granted shares of restricted stock with a value (at the average closing price of the stock on the NYSE for the thirty-day period prior to the determination of the number of shares to be granted) of $91,375 to each of the non-employee directors (other than Mr. Lambros) pursuant to the 2009 Equity Incentive Plan. On November 5, 2020, the Board granted shares of restricted stock with a value of $25,000 (based on the closing price of the stock of $18.68 on November 4, 2020) to Mr. Lambros pursuant to the 2020 Equity Incentive Plan. All the shares granted to directors in Fiscal 2021 vest on the earlier of the 2021 Annual Meeting and the first anniversary of the grant date, subject to continued service on the Board. Also includes for Ms. Barsh, Mr. Diamond, Mr. Dickens, Ms. Mason and Mr. McDermott the compensation cost computed under FAS 123 related to restricted stock received in voluntary exchange for a portion of their cash compensation. At January 30, 2021, directors who were not also named executive officers had the following restricted stock awards outstanding:

Name	Restricted Shares Outstanding
Joanna Barsh	15,870
James W. Bradford(1)	-0-
Robert J. Dennis(2)	-0-
Matthew C. Diamond	16,717
Marty G. Dickens	15,695
John F. Lambros	1,338
Thurgood Marshall, Jr.	8,686
Kathleen Mason	9,489
Kevin P. McDermott	13,737

         (1) Mr. Bradford retired from the Board on June 25, 2020.

         (2) Mr. Dennis retired from the Board on June 25, 2020.

(3) (4)

Mr. Bradford retired from the Board on June 25, 2020.

Mr. Dennis retired as president and chief executive officer of the Company effective as of the end of Fiscal 2020. Following his retirement and through June 25, 2020, Mr. Dennis remained employed by the Company as executive chairman of the Company’s board of directors and was entitled to a monthly salary of $10,000 per month, up to a maximum of $50,000 during such period. However, in light of the COVID-19 pandemic, Mr. Dennis agreed to forego his monthly salary from April 2020 through June 2020. Pursuant to the terms of his Transition Agreement, the Company also provided certain employee and fringe benefits to Mr. Dennis, the value of which are included as Fees Earned or Paid in Cash. See “Change of Control Arrangements, Severance Plan, Transition Agreement and Arrangement with Mr. George” above for a description of Mr. Dennis’s Transition Agreement. Following his retirement as a director in June 2020, Mr. Dennis continued to provide certain consulting services to the Company through January 2021.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS

Principal Shareholders

The following table sets forth the ownership, according to the most recent filings of Schedules 13G and 13D and amendments thereto, as applicable, by the beneficial owners, which, as of the record date for this meeting, own beneficially more than 5% of the Company’s common stock. Percentages are calculated based on 14,955,924 outstanding shares as of May 1, 2021. None of such persons owns any equity securities of the Company other than common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. (1)	2,296,603	15.4
55 East 52nd Street
New York, New York 10055
FMR LLC (2)	1,391,171	9.3
245 Summer Street
Boston, Massachusetts 02210
The Vanguard Group (3)	1,248,828	8.4
100 Vanguard Boulevard
Malvern, Pennsylvania 19355
Dimensional Fund Advisors LP (4)	981,977	6.6
Building One, 6300 Bee Cave Road
Austin, Texas 78746
Legion (and certain of its affiliates) (5)	888,680	5.9
12121 Wilshire Blvd, Suite 1240
Los Angeles, California 90025

(1)	Based upon a Schedule 13G/A filed January 26, 2021, showing sole voting power with respect to 2,268,547 shares and sole dispositive power with respect to 2,296,603 shares.

(2)	Based upon a Schedule 13G filed February 8, 2021, showing sole voting power with respect to 107,732 shares and sole dispositive power with respect to 1,391,171 shares.

(3)

Based upon a Schedule 13G/A filed February 10, 2021, showing shared voting power with respect to 16,862 shares, sole dispositive power with respect to 1,219,601 shares, and shared dispositive power with respect to 29,227 shares.

(4)	Based upon a Schedule 13G/A filed February 12, 2021, showing sole voting power with respect to 934,465 shares and sole dispositive power with respect to 981,977 shares.

(5)

Based upon a Schedule 13D dated April 12, 2021, as amended April 22, 2021, with respect to Legion Partners, LLC showing shared voting power with respect to 888,680 shares and shared dispositive power with respect to 888,680 shares; with respect to Legion Partners, L.P. I showing shared voting power with respect to 841,197 shares and shared dispositive power with respect to 841,197 shares; with respect to Legion Partners, L.P. II showing shared voting power with respect to 47,383 shares, and shared dispositive power with respect to 47,383 shares; with respect to Legion Partners, LLC showing shared voting power with respect to 888,580 shares and shared dispositive power with respect to 888,580 shares; with respect to Legion Partners Asset Management, LLC showing shared voting power with respect to 888,580 shares and shared dispositive power with respect to 888,580 shares; with respect to Legion Partners Holdings, LLC showing shared voting power with respect to 888,680 shares and shared dispositive power with respect to 888,680 shares; with respect to Christopher S. Kiper showing shared voting power with respect to 888,680 shares and shared dispositive power with respect to 888,680 shares; with respect to Raymond T. White showing shared voting power with respect to 888,680 shares and shared dispositive power with respect to 888,680 shares.

Ownership of Directors and Management

The following table sets forth information as of May 1, 2021, regarding the beneficial ownership of the Company’s common stock by each of the Company’s directors, the persons required to be named in the Company’s summary compensation table appearing elsewhere in the proxy statement and the directors and executive officers as a group. None of such persons owns any equity securities of the Company other than common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)
Joanna Barsh	27,435
Matthew C. Diamond	51,726
Marty G. Dickens	23,807
John Lambros	1,338
Thurgood Marshall, Jr.	14,277
Angel R. Martinez	-0-
Kathleen Mason	46,642
Kevin P. McDermott	22,396
Mary E. Meixelsperger	-0-
Gregory A. Sandfort	-0-
Mimi E. Vaughn	195,227
Thomas A. George	-0-
Melvin G. Tucker	-0-
Parag D. Desai	63,643
Mario Gallione	61,210
Scott E. Becker	21,656
Current Directors and Executive Officers as a Group (18 Persons)	563,260	(3)

(1)

Each director and officer owns less than 1% of the outstanding shares of the Company’s common stock, other than Mimi E. Vaughn, who owns approximately 1.3% of the Company’s common stock based on 14,955,924 outstanding shares as of May 1, 2021.

(2)

Shares are shown as beneficially owned if the person named in the table has or shares the power to vote or direct the voting of, or the power to dispose of, or direct the disposition of, such shares, which includes shares of restricted stock that remain subject to forfeiture. See “Director Compensation” and “Executive Compensation — Summary Compensation Table,” below.

(3)	Constitutes approximately 3.8% of the outstanding shares of the Company’s common stock based on 14,955,924 outstanding shares as of May 1, 2021.

Director and Executive Officer Ownership Guidelines

The nominating and governance committee of the Company’s Board has adopted share ownership guidelines for directors and executive officers, including the named executive officers. The guidelines require that named executive officers hold at least the number of shares specified below:

Chief Executive Officer	60,000 shares
Chief Operating Officer (if applicable)	30,000 shares
Chief Financial Officer	20,000 shares
Senior Vice Presidents-Operations	20,000 shares
Other Senior Vice Presidents	15,000 shares

The guidelines allow covered executives up to five years from their appointment dates to comply with the guidelines. All executive officers complied with the guidelines through Fiscal 2021. Restricted stock grants may be used to satisfy the guidelines, consistent with the intent that such awards align executive officers’ interests with those of shareholders.

The guidelines require that non-employee directors hold a number of shares equal to three times their annual cash retainer. Directors are expected to achieve that ownership within five years of the director’s election to the Board. All non-employee directors have complied with these guidelines.

Anti-Hedging Policy for Directors and Officers

The Board has adopted a policy prohibiting hedging against future declines in the market value of the Company’s securities by directors and officers of the Company. This policy prohibits directors and officers from directly or indirectly engaging in any hedging transaction that eliminates or limits economic risk with respect to the director’s or officer’s interest in the Company’s securities, including any compensation awards the value of which are derived from, referenced to or based on the value or market price of the Company’s securities. The policy reflects the Board’s judgment that hedging transactions decrease alignment between the interests of the officers and directors and those of the shareholders, undermining the objectives underlying stock-based compensation and the share ownership policy for officers and directors.

EQUITY COMPENSATION PLAN INFORMATION*

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
*

For additional information concerning our equity compensation plans, see the discussion in Note 15 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 31, 2021.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company is not aware of any related-party transactions since the beginning of the last fiscal year between the Company and any of its directors, executive officers, 5% shareholders or their family members that are required to be disclosed under Item 404 of Regulation S-K (“Item 404”) under the Exchange Act.

Each year, the Company requires its directors and executive officers to complete a comprehensive questionnaire, one of the purposes of which is to disclose any related-party transactions with the Company, including any potential Item 404 transactions.

The Board of the Company has adopted a written policy, which provides that any transaction between the Company and any of its directors, nominees for director, executive officers, or significant shareholders or affiliates thereof, must be in the best interest of the Company and must be approved and ratified by the audit committee or, in certain circumstances, the Board. Any member of the audit committee or the Board, if necessary, will recuse himself or herself and abstain from voting on the approval or ratification of the related party transaction. The Company does not have a history of engaging in related party transactions with its directors or executive officers or their respective related persons or affiliates.

Director Independence

The Board has determined that Ms. Barsh, Mr. Diamond, Mr. Dickens, Mr. Marshall, Mr. Martinez, Ms. Mason, Mr. McDermott, Ms. Meixelsperger, Mr. Lambros and Mr. Sandfort are independent under applicable SEC and NYSE rules. No arrangement or understanding exists between any director or executive officer of the Company and any other person pursuant to which any of them were selected as a director or executive officer.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Information

The following table sets forth summary information regarding fees for services by Ernst & Young LLP, the Company’s independent registered public accounting firm during Fiscal 2021 and Fiscal 2020.

	Fiscal 2021	Fiscal 2020
Audit Fees	$1,058,900	$1,401,785
Audit-Related Fees	-0-	-0-
Tax Fees — Total	494,374	528,319
Tax compliance	288,155	339,535
Tax planning and advice	206,219	188,784
All Other Fees	2,340	5,200

Audit Fees

Audit fees include fees paid by the Company to Ernst & Young in connection with annual audits of the Company’s consolidated financial statements, internal controls over financial reporting, and their review of the Company’s interim financial statements. Audit fees also include fees for services performed by the independent registered public accounting firm that are closely related to the audit and in many cases could be provided only by the Company’s independent registered public accounting firm.

Audit-Related Fees

There were no audit-related fees in Fiscal 2021 or Fiscal 2020.

Tax Fees

Tax fees include fees paid by the Company primarily for compliance services and also for planning and advice for Fiscal 2021 and Fiscal 2020.

All Other Fees

In both Fiscal 2021 and Fiscal 2020, the Company paid other fees to Ernst & Young LLP for access to an online accounting and auditing information resource.

Pre-Approval Policy

The audit committee has adopted a policy pursuant to which it pre-approves all services to be provided by the Company’s independent registered public accounting firm and a maximum fee for such services. As permitted by the policy, the committee has delegated authority to its chairperson to pre-approve services the fees for which do not exceed $100,000, subject to the requirement that the chairperson report any such pre-approval to the audit committee at its next meeting.

All fees paid to the Company’s independent registered public accounting firm in Fiscal 2021 were pre-approved in accordance with the policy.

PART IV

ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Information in response to this Item was previously included in Item 8 of Part II of our Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto included in Item 8 of Part II of our Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

Exhibits

The exhibits required to be filed as part of this Form 10-K/A and exhibits incorporated herein by reference to other documents are listed as follows:

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

(21)		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Form 10-K filed March 31, 2021).
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23 to Form 10-K filed March 31, 2021).
(24)		Power of Attorney (incorporated by reference to Exhibit 24 to Form 10-K filed March 31, 2021).
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed March 31, 2021).
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed March 31, 2021).
(31.3)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.4)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)

Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 31, 2021).

(32.2)

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K filed March 31, 2021).

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
Thomas A. George
Senior Vice President – Finance and
Interim Chief Financial Officer

Date: May 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of May, 2021.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Thomas A. George	Senior Vice President – Finance and
Thomas A. George	Interim Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Kathleen Mason*

Matthew C. Diamond*	Kevin P. McDermott*

Marty G. Dickens *	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
John F. Lambros*
/s/ Gregory A. Sandfort
Thurgood Marshall, Jr. *	Gregory A. Sandfort

/s/ Angel R. Martinez
Angel R. Martinez

*By	/s/Scott E. Becker
Scott E. Becker