Form 10-Q
period 2021-05-01
GENESCO INC
filed 2021-06-10
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 1, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of May 28, 2021, there were 14,955,924 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic and emergence of variants from the original strain, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines in response to the COVID-19 pandemic, (including the public’s acceptance of vaccines), including disruptions to our business, sales, supply chain and financial results, the level of consumer spending on our merchandise and in general, the timing of the re-opening and potentially reclosing of our stores, the timing of in-person back-to-work and back-to-school and sales with respect thereto, the consumer impact of the reduction of government stimulus and tax relief programs, the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels, the timing and amount of any share repurchases by us, risks related to doing business internationally, the increasing scope of our non-U.S. operations, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products, our dependence on third-party vendors and licensors for the products we sell, the effects of the British decision to exit the European Union and other sources of market weakness in the U.K. and the Republic of Ireland (“ROI”), the effectiveness of our omnichannel initiatives, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., and other inflationary pressures, the evolving regulatory landscape related to our use of social media, the establishment and protection of our intellectual property, weakness in the consumer economy and retail industry, competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear, weakness in shopping mall traffic, any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, changes in consumer preferences, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, impairment of goodwill in connection with acquisitions, payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business, retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.  Additional factors that could cause differences from expectations include the ability to open additional retail stores, to renew leases in existing stores, to control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to realize anticipated cost savings, including rent savings, our ability to realize any anticipated tax benefits, our ability to achieve expected digital gains and gain market share, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), the cost and outcome of litigation, investigations and environmental matters that involve us, and the impact of actions initiated by activist shareholders.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and Item 1A in Part II of this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	May 1, 2021	January 30, 2021	May 2, 2020
Current Assets:
Cash and cash equivalents	$258,044	$215,091	$238,574
Accounts receivable, net of allowances of $4,474 at May 1, 2021,
$5,015 at January 30, 2021 and $5,090 at May 2, 2020	45,891	31,410	55,259
Inventories	301,017	290,966	391,803
Prepaids and other current assets	117,467	130,128	49,372
Total current assets	722,419	667,595	735,008
Property and equipment, net	208,759	207,842	227,058
Operating lease right of use assets	639,575	621,727	692,489
Goodwill	38,944	38,550	37,497
Other intangibles	31,112	30,929	29,082
Deferred income taxes	—	—	14,568
Other noncurrent assets	21,558	20,725	19,366
Total Assets	1,662,367	1,587,368	1,755,068
Liabilities and Equity
Current Liabilities:
Accounts payable	164,975	150,437	175,232
Current portion – long-term debt	—	—	23,741
Current portion - operating lease liabilities	158,295	173,505	164,723
Other accrued liabilities	112,648	78,991	66,328
Total current liabilities	435,918	402,933	430,024
Long-term debt	44,169	32,986	198,939
Long-term operating lease liabilities	555,204	527,549	615,400
Other long-term liabilities	48,068	57,141	34,883
Total liabilities	1,083,359	1,020,609	1,279,246
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	828	1,009	1,009
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,444	15,438	15,171
Additional paid-in capital	284,396	282,308	276,307
Retained earnings	329,798	320,920	243,795
Accumulated other comprehensive loss	(33,601)	(35,059)	(42,603)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	579,008	566,759	475,822
Total Liabilities and Equity	$1,662,367	$1,587,368	$1,755,068

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net sales	$538,695	$279,232
Cost of sales	281,033	159,088
Gross margin	257,662	120,144
Selling and administrative expenses	239,465	189,042
Goodwill impairment	—	79,259
Asset impairments and other, net	2,670	7,861
Operating income (loss)	15,527	(156,018)
Other components net periodic benefit income	(39)	(124)
Interest expense (net of interest income of $0.1 million and $0.2 million for the three months ended May 1, 2021 and May 2, 2020, respectively)	729	856
Earnings (loss) from continuing operations before income taxes	14,837	(156,750)
Income tax expense (benefit)	5,943	(22,126)
Earnings (loss) from continuing operations	8,894	(134,624)
Loss from discontinued operations, net of tax	(16)	(153)
Net Earnings (Loss)	$8,878	$(134,777)

Basic earnings (loss) per common share:
Continuing operations	$0.62	$(9.54)
Discontinued operations	0.00	(0.01)
Net earnings (loss)	$0.62	$(9.55)

Diluted earnings (loss) per common share:
Continuing operations	$0.60	$(9.54)
Discontinued operations	0.00	(0.01)
Net earnings (loss)	$0.60	$(9.55)

Weighted average shares outstanding:
Basic	14,287	14,110
Diluted	14,702	14,110

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net earnings (loss)	$8,878	$(134,777)
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	(44)	(120)
Foreign currency translation adjustments	1,502	(10,815)
Total other comprehensive income (loss)	1,458	(10,935)
Comprehensive Income (Loss)	$10,336	$(145,712)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$8,878	$(134,777)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	10,889	12,423
Deferred income taxes	(10,054)	4,905
Impairment of intangible assets	—	84,519
Impairment of long-lived assets	414	3,042
Restricted stock expense	1,912	2,191
Other	149	2,792
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(14,186)	(28,775)
Inventories	(9,031)	(30,708)
Prepaids and other current assets	12,719	(17,619)
Accounts payable	14,784	58,061
Other accrued liabilities	33,832	(15,949)
Other assets and liabilities	(6,120)	32,110
Net cash provided by (used in) operating activities	44,186	(27,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,102)	(6,742)
Proceeds from asset sales	—	100
Net cash used in investing activities	(12,102)	(6,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	15,736	214,571
Payments on revolving credit facility	(4,678)	(6,239)
Change in overdraft balances	(533)	(17,078)
Other	(35)	(48)
Net cash provided by financing activities	10,490	191,206
Effect of foreign exchange rate fluctuations on cash	379	377
Net Increase in Cash and Cash Equivalents	42,953	157,156
Cash and cash equivalents at beginning of period	215,091	81,418
Cash and cash equivalents at end of period	$258,044	$238,574
Supplemental information:
Interest paid	$538	$535
Income taxes paid, net of refunds	127	508
Cash paid for amounts included in measurement of operating lease liabilities	45,532	13,040
Operating leased assets obtained in exchange for new operating lease liabilities	54,247	8,349

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	$1,009	$15,171	$276,307	$243,795	$(42,603)	$(17,857)	$475,822

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Employee and non-employee share-based compensation	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	$828	$15,444	$284,396	$329,798	$(33,601)	$(17,857)	$579,008

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 29, 2022 ("Fiscal 2022") and of the fiscal year ended January 30, 2021 ("Fiscal 2021"). All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.  The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2021, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 31, 2021.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear.  At May 1, 2021, we operated 1,444 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended May 1, 2021 and May 2, 2020, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.6 million and $2.4 million for the first quarters of Fiscal 2022 and Fiscal 2021, respectively.

Retail occupancy costs recorded in selling and administrative expense were $70.8 million and $77.2 million for the first quarters of Fiscal 2022 and Fiscal 2021, respectively.

Advertising Costs

Advertising costs were $21.1 million and $14.5 million for the first quarters of Fiscal 2022 and Fiscal 2021, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.0 million and $1.8 million for the first quarters of Fiscal 2022 and Fiscal 2021, respectively.  During the first quarter of each of Fiscal 2022 and Fiscal 2021, our cooperative advertising reimbursements received were not in excess of the costs incurred.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”.  This guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020.  We adopted ASU No. 2019-12 in the first quarter of Fiscal 2022.  This guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we temporarily closed or modified operating models and hours of our retail stores in North America, the U.K. and the ROI beginning in March 2020 both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities. A portion of our store fleet remained closed during Fiscal 2021 and the first quarter of Fiscal 2022.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over COVID-19, resulted in a material impact on our business since then. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability. As a result, we recorded a $3.0 million, $1.7 million, $6.4 million, $2.7 million and $0.4 million asset impairment charge within asset impairments and other, net on our Condensed Consolidated Statements of Operations during the quarters ended May 2, 2020, August 1, 2020, October 31, 2020, January 30, 2021 and May 1, 2021, respectively.

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of each quarter of Fiscal 2021 and the quarter ended May 1, 2021. During the first quarter of Fiscal 2021, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks.  Therefore, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.  There were no impairment indicators for the quarters ended August 1, 2020, October 31, 2020, January 30, 2021 or May 1, 2021.

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

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. We recorded incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Currently, our remaining closed stores are located primarily in Canada. Depending on the pace of reopening our remaining closed stores as well as future customer behavior, among other factors, we may incur additional inventory reserve provisions.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the first quarter of Fiscal 2022 and Fiscal 2021, qualified payroll tax credits reduced our selling and administrative expenses by approximately $0.7 million and $7.0 million, respectively, on our Condensed Consolidated Statements of Operations. We have deferred additional qualified payroll and other tax payments as permitted by the CARES Act.  Savings from the government program in the U.K. have provided property tax relief for the first quarter of Fiscal 2022 and Fiscal 2021 of approximately $4.7 million and $1.6 million, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

The COVID-19 pandemic remains a rapidly evolving situation especially in Canada, the U.K. and the ROI. The continuation of the COVID-19 pandemic and emergence of variants from the original strain, its economic impact and actions taken in response thereto, including, without limitation, the timing and availability of effective medical treatments and the ongoing rollout and acceptance of vaccines in response to the COVID-19 pandemic, may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which have interrupted and may continue to interrupt, our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and may continue to adversely impact our net revenues, gross margins, operating income and earnings per share financial measures.

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 30, 2021	$10,082	$28,468	$38,550
Effect of foreign currency exchange rates	395	(1)	394
Balance, May 1, 2021	$10,477	$28,467	$38,944

Other intangibles by major classes were as follows:

	Trademarks (1)		Customer Lists(2)		Other(3)		Total
(In thousands)	May 1, 2021	Jan. 30, 2021	May 1, 2021	Jan. 30, 2021	May 1, 2021	Jan. 30, 2021	May 1, 2021	Jan. 30, 2021
Gross other intangibles	$26,768	$26,443	$6,632	$6,617	$400	$400	$33,800	$33,460
Accumulated amortization	—	—	(2,288)	(2,131)	(400)	(400)	(2,688)	(2,531)
Net Other Intangibles	$26,768	$26,443	$4,344	$4,486	$—	$—	$31,112	$30,929

(1) Includes a $23.3 million trademark at May 1, 2021 related to Schuh Group and $3.5 million trademark related to Journeys Group.

(2) Includes $5.1 million for the Togast acquisition.

(3) Includes backlog for Togast acquisition.

Note 4

Asset Impairments and Other Charges

We recorded pretax charges of $2.7 million in the first quarter of Fiscal 2022, including $2.3 million for professional fees related to actions of an activist shareholder and $0.4 million for retail store asset impairments. We recorded a pretax charge of $7.9 million in the first quarter of Fiscal 2021, including $5.3 million for trademark impairments and $3.0 million for retail store asset impairments, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5

Inventories

(In thousands)	May 1, 2021	January 30, 2021
Wholesale finished goods	$11,411	$27,851
Retail merchandise	289,606	263,115
Total Inventories	$301,017	$290,966

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at May 1, 2021 and January 30, 2021 are as follows:

Fair Values
(In thousands)	May 1, 2021		January 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$33,114	$33,635	$32,986	$33,612
UK Revolver Borrowings	11,055	11,105	—	—

As of May 1, 2021, we have $4.6 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

Note 7

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	May 1, 2021	May 2, 2020
Weighted-average number of shares - basic	14,287	14,110
Common stock equivalents	415	-
Weighted-average number of shares - diluted	14,702	14,110

Due to the loss from continuing operations in the three months ended May 2, 2020, share-based awards are excluded from the diluted earnings per share calculation for that period because they would be antidilutive.

Note 8

Long-Term Debt

(In thousands)	May 1, 2021	January 30, 2021
U.S. revolver borrowings	$33,114	$32,986
U.K. revolver borrowings	11,055	—
Total long-term debt	44,169	32,986
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$44,169	$32,986

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of May 1, 2021.

During the second quarter of Fiscal 2022, we paid off the $17.5 million first-in, last-out tranche of the Credit Facility that is included in U.S. revolver borrowings as of May 1, 2021.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Legal Proceedings, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of May 1, 2021, $1.5 million as of January 30, 2021 and $1.5 million as of May 2, 2020.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first quarters of Fiscal 2022 and Fiscal 2021. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

Note 10

Commitments

As part of our Togast business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung.  If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost.  At May 1, 2021, the related inventory owned by Samsung had a historical cost of $16.6 million.  As of May 1, 2021, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information

Three Months Ended May 1, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$376,548	$68,711	$48,762	$44,832	$—	$538,853
Intercompany sales	—	—	—	(158)	—	(158)
Net sales to external customers	$376,548	$68,711	$48,762	$44,674	$—	$538,695
Segment operating income (loss)	$33,124	$(3,847)	$(3,180)	$2,561	$(10,461)	$18,197
Asset impairments and other (1)	—	—	—	—	(2,670)	(2,670)
Operating income (loss)	33,124	(3,847)	(3,180)	2,561	(13,131)	15,527
Other components of net periodic benefit income	—	—	—	—	39	39
Interest expense	—	—	—	—	(869)	(869)
Interest income	—	—	—	—	140	140
Earnings (loss) from continuing operations before income taxes	$33,124	$(3,847)	$(3,180)	$2,561	$(13,821)	$14,837
Total assets (2)	$765,228	$244,918	$146,736	$63,505	$441,980	$1,662,367
Depreciation and amortization	7,282	1,868	1,121	284	334	10,889
Capital expenditures	8,850	698	1,559	265	730	12,102

(1) Asset impairments and other includes a $2.3 million charge for professional fees related to the actions of an activist shareholder and a $0.4 million charge for retail store asset impairments, which includes $0.2 million in Journeys Group, $0.1 million in Schuh Group and $0.1 million in Johnston & Murphy Group

(2) Of our $848.3 million of long-lived assets, $135.4 million and $34.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Three Months Ended May 2, 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$168,925	47,165	$38,849	$24,681	$—	$279,620
Intercompany sales	—	—	—	(388)	—	(388)
Net sales to external customers	$168,925	$47,165	$38,849	$24,293	$—	$279,232
Segment operating income (loss)	$(37,083)	$(15,086)	$(9,584)	$(2,501)	$(4,644)	$(68,898)
Goodwill impairment (1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other (2)	—	—	—	—	(7,861)	(7,861)
Operating income (loss)	(37,083)	(15,086)	(9,584)	(2,501)	(91,764)	(156,018)
Other components of net periodic benefit cost	—	—	—	—	124	124
Interest expense	—	—	—	—	(1,049)	(1,049)
Interest income	—	—	—	—	193	193
Earnings (loss) from continuing operations before income taxes	$(37,083)	$(15,086)	$(9,584)	$(2,501)	$(92,496)	$(156,750)
Total assets (3)	$912,387	253,171	$187,704	$78,234	$323,572	$1,755,068
Depreciation and amortization	7,453	2,639	1,476	467	388	12,423
Capital expenditures	3,192	1,693	1,677	(28)	208	6,742

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes a $3.0 million charge for retail store asset impairments, which includes $1.2 million in Johnston & Murphy Group, $1.2 million in Schuh Group and $0.6 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

(3) Of our $919.5 million of long-lived assets, $152.9 million and $40.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales increased 92.9% to $538.7 million for the first quarter of Fiscal 2022 compared to $279.2 million for the first quarter of Fiscal 2021. This sales increase was driven by increased store sales resulting from the reopening of stores that were closed in the back half of the first quarter of Fiscal 2021 due to the COVID-19 pandemic, digital comparable growth of 43% and increased wholesale sales.  Stores were open approximately 90% of possible days in the first quarter of Fiscal 2022 as compared to 50% in the first quarter of Fiscal 2021.  We have not disclosed comparable sales for the first quarter of Fiscal 2022, as we believe that overall sales is a more meaningful metric during this period due to the impact of the COVID-19 pandemic.  See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales increased 123%, Schuh Group sales increased 46%, Johnston & Murphy Group sales increased 26% and Licensed Brands sales increased 84% during the first quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021. Gross margin as a percentage of net sales increased to 47.8% during the first quarter of Fiscal 2022, compared to 43.0% for the first quarter last year. This reflects increased gross margin as a percentage of net sales in all of our business units primarily due to fewer markdowns at Journeys Group, lower shipping and warehouse expense, a higher mix of full price product at Schuh Group and the mix of our businesses. The lower shipping and warehouse expense in the first quarter this year is a result of reduced e-commerce penetration in Fiscal 2022 as well as the ability to leverage fixed warehouse expenses as a result of higher revenue. Selling and administrative expenses as a percentage of net sales decreased to 44.5% of net sales during the first quarter of Fiscal 2022 from 67.7% for the first quarter of Fiscal 2021, reflecting decreased expenses as a percentage of net sales in all of our operating business units. The decrease in expenses this year was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue as well as reduced occupancy expense, partially offset by increased performance based compensation expense. The reduction in occupancy expense is driven in part by rent abatement agreements with landlords and government relief programs and rent reductions.  Operating margin was 2.9% for the first quarter of Fiscal 2022 compared to (55.9)% in the first quarter of Fiscal 2021, reflecting increased operating margin in all of our operating business units as a result of the increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

Significant Developments

COVID-19 Update

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

•	On March 23, 2020, we temporarily closed our stores in the U.K. and the ROI.
•

On March 26, 2020, we temporarily closed our U.K. e-commerce business. Effective April 3, 2020, our U.K.-based Schuh business announced that it had reopened its e-commerce operations in compliance with government health and safety practices.

•

On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expense, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation for the executive team and select employees and reduced the cash compensation for our Board of Directors. In addition, we furloughed all of our full-time store employees in North America and our store and distribution center employees in the U.K. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. In the aggregate, these actions resulted in a temporary reduction of our workforce by 90%.

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

•

On June 25, 2020, our Board of Directors considered the Company’s financial results to date and that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020, and decided to restore going forward a portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020.  In addition, the cash compensation of our Board of Directors, which had also been reduced on March 27, 2020 was partially restored.

•

In October 2020, our Board of Directors restored going forward the remaining portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020 as well as the compensation of the Board of Directors.

•

On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate.  As of May 1, 2021, we have borrowed $11.1 million or £8.0 million under the Facility Letter.

•

During the fourth quarter of Fiscal 2021, another lockdown in the U.K. and the ROI disrupted the Schuh Group business with stores closed for approximately 80% of possible days in the first quarter of Fiscal 2022.

•	In December 2020, the Company returned the compensation to select employees other than the executive team whose compensation had been reduced on March 27, 2020.
•	As of May 27, 2021, all stores in the U.K. and ROI had re-opened and only stores in Ontario and Nova Scotia, Canada remain closed. These stores are currently expected to re-open in mid-June this year.

As of May 27, 2021, we were operating in 96% of our locations, including approximately 1,100 Journeys, 160 Johnston & Murphy and 123 Schuh locations.  All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact. In Journeys stores, it is recommended for employees and customers to wear masks.  In most of the Schuh stores and all of the Johnston & Murphy shops and factory stores, employees and customers are still required to wear masks.

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

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We have been working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while some agreements have been reached, a number of negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.  During the quarter ended May 1, 2021, we have recognized approximately $6.1 million in rent savings.

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the first quarter of Fiscal 2022 and Fiscal 2021, qualified payroll tax credits reduced our selling and administrative expenses by approximately $0.7 million and $7.0 million, respectively, on our Condensed Consolidated Statements of Operations. We intend to defer qualified payroll and other tax payments as permitted by the CARES Act.  Savings from the government program in the U.K. have provided property tax relief for the first quarter of Fiscal 2022 and Fiscal 2021 of approximately $4.7 million and $1.6 million, respectively.

Asset Impairment and Other Charges

We recorded pretax charges of $2.7 million in the first quarter of Fiscal 2022, including $2.3 million for professional fees related to the actions of an activist shareholder and $0.4 million for retail store asset impairments.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. There have been no other significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2021.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for the first quarter of Fiscal 2022, as we believe that overall sales are a more meaningful metric during this period due to the impact of the COVID-19 pandemic.

Results of Operations – First Quarter of Fiscal 2022 Compared to First Quarter of Fiscal 2021

Our net sales in the first quarter of Fiscal 2022 increased 92.9% to $538.7 million compared to $279.2 million in the first quarter of Fiscal 2021, driven by increased store sales resulting from the reopening of stores that were closed in the back half of the first quarter of Fiscal 2021 due to the COVID-19 pandemic, digital comparable growth of 43% and increased wholesale sales.  Stores were open approximately 90% of possible days in the first quarter of Fiscal 2022 as compared to 50% in the first quarter of Fiscal 2021.

Gross margin increased 114.5% to $257.7 million in the first quarter of Fiscal 2022 from $120.1 million in the first quarter of Fiscal 2021 and increased as a percentage of net sales from 43.0% to 47.8%, reflecting increased gross margin as a percentage of net sales in all of our operating business units primarily due to fewer markdowns at Journeys Group, lower shipping and warehouse expense, a higher mix of full price product at Schuh Group and the mix of our businesses.  The lower shipping and warehouse expense in the first quarter this year is a result of reduced e-commerce penetration in Fiscal 2022 as well as the ability to leverage fixed warehouse expenses as a result of higher revenue.

Selling and administrative expenses in the first quarter of Fiscal 2022 increased 26.7% but decreased as a percentage of net sales from 67.7% to 44.5%, reflecting decreased expenses as a percentage of net sales in all of our operating business units.  The decrease in expenses in Fiscal 2022 was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue as well as reduced occupancy expense, partially offset by increased performance based compensation expense.  The reduction in occupancy expense is driven in part by rent abatement agreements with landlords and government relief programs and rent reductions. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter of Fiscal 2022 were $14.8 million compared to a loss from continuing operations before income taxes (“pretax loss”) of $(156.8) million for the first quarter of Fiscal 2021. Pretax earnings for the first quarter of Fiscal 2022 included asset impairments and other charges of $2.7 million for professional fees related to the actions of an activist shareholder and retail store asset impairments. The pretax loss for the first quarter of Fiscal 2021 included a goodwill impairment charge of $79.3 million and asset impairments and other charges of $7.9 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition.

We recorded an effective income tax rate of 40.1% and 14.1% in the first quarter of Fiscal 2022 and Fiscal 2021, respectively. The tax rate for the first quarter of Fiscal 2022 is higher than Fiscal 2021 primarily due to the inability to recognize a tax benefit for certain foreign losses and a higher mix of earnings in jurisdictions where we generate taxable income.  Additionally, the tax rate for the first quarter of Fiscal 2021 was unusually low due primarily to the non-deductibility of the Schuh Group goodwill impairment charge as well as the inability to recognize a tax benefit for certain foreign losses.

Net earnings for the first quarter of Fiscal 2022 were $8.9 million, or $0.60 diluted earnings per share compared to a net loss of $(134.8) million, or ($9.55) diluted loss per share for the first quarter of Fiscal 2021.

Journeys Group

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change
	(dollars in thousands)
Net sales	$376,548	$168,925	122.9%
Operating income (loss)	$33,124	$(37,083)	NM
Operating margin	8.8%	(22.0)%

Net sales from Journeys Group increased 122.9% to $376.5 million for the first quarter of Fiscal 2022, compared to $168.9 million for the first quarter of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed in the back half of the first quarter of Fiscal 2021 due to the COVID-19 pandemic, and increased digital comparable sales. Journeys Group operated 1,143 stores at the end of the first quarter of Fiscal 2022, including 230 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada, compared to 1,171 stores at the end of the first quarter of last year, including 233 Journeys Kidz stores, 46 Journeys stores in Canada and 39 Little Burgundy stores in Canada.

Journeys Group had operating income of $33.1 million for the first quarter of Fiscal 2022 compared to a loss of $(37.1) million for the first quarter of Fiscal 2021. The increase of $70.2 million in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased markdowns and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of the increased revenue, partially offset by increased performance based compensation expense.

Schuh Group

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change
	(dollars in thousands)
Net sales	$68,711	$47,165	45.7%
Operating loss	$(3,847)	$(15,086)	74.5%
Operating margin	(5.6)%	(32.0)%

Net sales from Schuh Group increased 45.7% to $68.7 million for the first quarter of Fiscal 2022 compared to $47.2 million for the first quarter of Fiscal 2021, primarily due to increased digital comparable sales and the favorable impact of $6.6 million due to changes in foreign exchange rates, partially offset by decreased store sales.  Stores were open for less than 20% of the possible operating days during the first quarter of Fiscal 2022 due to government mandated lockdowns that began during the fourth quarter of Fiscal 2021 and were lifted throughout April and May 2021.  Schuh Group operated 123 stores at the end of the first quarter of Fiscal 2022, compared to 127 stores at the end of the first quarter of last year.

Schuh Group had an operating loss of $3.8 million for the first quarter of Fiscal 2022 compared to an operating loss of $15.1 million for the first quarter of Fiscal 2021. The decrease in operating loss this year reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting a higher mix of full price product, partially offset by increased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense primarily as a result of rent abatement agreements with our landlords and savings from the government program in the U.K. providing property tax relief, grant income from the U.K. and ROI governments and reduced expenses and greater leverage of fixed expenses as a result of the increased revenue, partially offset by increased marketing expenses.  In addition, the operating loss included an unfavorable impact of $0.2 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change
	(dollars in thousands)
Net sales	$48,762	$38,849	25.5%
Operating loss	$(3,180)	$(9,584)	66.8%
Operating margin	(6.5)%	(24.7)%

Johnston & Murphy Group net sales increased 25.5% to $48.8 million for the first quarter of Fiscal 2022 from $38.8 million for the first quarter of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores closed in the back half of the first quarter of Fiscal 2021 due to the COVID-19 pandemic, and increased digital comparable sales and increased wholesale sales.  Retail operations accounted for 74.5% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2022, up from 71.9% in the first quarter of last year. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2022 was 178 stores, including eight stores in Canada, compared to 181 stores, including eight stores in Canada, at the end of the first quarter of Fiscal 2021.

Johnston & Murphy Group had an operating loss of $3.2 million for the first quarter of Fiscal 2022 compared to an operating loss of $9.6 million for the first quarter of Fiscal 2021. The decrease in the loss was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting decreased shipping and warehouse expense and a higher mix of retail product and (iii) decreased selling and administrative expenses as a percentage of net sales due to reduced expenses and greater leverage of fixed expenses as a result of the increased revenue.

Licensed Brands

	Three Months Ended
	May 1, 2021	May 2, 2020	% Change
	(dollars in thousands)
Net sales	$44,674	$24,293	83.9%
Operating income (loss)	$2,561	$(2,501)	NM
Operating margin	5.7%	(10.3)%

Licensed Brands' net sales increased 83.9% to $44.7 million for the first quarter of Fiscal 2022, from $24.3 million for the first quarter of Fiscal 2021, reflecting increased sales in all of our licensed brands as customers began to recover from the pandemic and we were able to drive more orders.

Licensed Brands' operating income was $2.6 million for the first quarter of Fiscal 2022 compared to an operating loss of $2.5 million in the first quarter of Fiscal 2021. The $5.1 million increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as the prior year gross margin was impacted by pre-acquisition royalty and commission cost and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased bad debt, compensation and shipping expenses, partially offset by increased royalty and performance based compensation expenses.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2022 was $13.1 million compared to $12.5 million for first quarter of Fiscal 2021. Corporate expense in the first quarter of Fiscal 2022 included a $2.7 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments. Corporate expense in the first quarter of Fiscal 2021 included a $7.9 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earnout related to the Togast acquisition. The corporate expense increase, excluding asset impairment and other charges, reflected increased performance based compensation expense among other things.

Net interest expense decreased to $0.7 million for the first quarter of Fiscal 2022 compared to net interest expense of $0.9 million for the first quarter of Fiscal 2021 primarily reflecting decreased average borrowings in the first quarter this year.

Liquidity and Capital Resources

The impacts of the COVID-19 pandemic have adversely affected our results of operations.  In response to the business disruption caused by the COVID-19 pandemic, we have taken actions described above in the “COVID-19 Update” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	May 1, 2021	May 2, 2020	Increase (Decrease)
(in millions)
Net cash provided by (used in) operating activities	$44.2	$(27.8)	$72.0
Net cash used in investing activities	(12.1)	(6.6)	(5.5)
Net cash provided by financing activities	10.5	191.2	(180.7)
Effect of foreign exchange rate fluctuations on cash	0.4	0.4	0.0
Increase in cash and cash equivalents	$43.0	$157.2	$(114.2)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $72.0 million higher for the first quarter of Fiscal 2022 compared to the first quarter of Fiscal 2021, reflecting primarily the following factors:

•	a $59.1 million increase in cash flow from increased earnings in the first quarter of Fiscal 2022, net of intangible impairment in the first quarter of Fiscal 2021;
•

a $49.8 million increase in cash flow from changes in other accrued liabilities primarily reflecting increased performance based compensation accruals in the first quarter of Fiscal 2022 compared to payments of Fiscal 2020 performance based compensation accruals in the first quarter of Fiscal 2021 and increased sales tax accruals in the first quarter of Fiscal 2022;

•

a $30.3 million increase in cash flow from changes in prepaids and other current assets primarily reflecting decreased prepaid income taxes, partially offset by increased prepaid rent; partially offset by

•	a $43.3 million decrease in cash flow from changes in accounts payable primarily reflecting changes in buying patterns and longer payment terms in the first quarter of Fiscal 2021; and

•      a $38.2 million decrease in cash flow from changes in other assets and liabilities primarily reflecting rent payments made in the first quarter of Fiscal 2022 versus rent payments being held in the first quarter of Fiscal 2021.

Cash used in investing activities was $5.5 million higher for the first quarter of Fiscal 2022 as compared to the first quarter of Fiscal 2021 reflecting increased capital expenditures related to digital and omnichannel initiatives.

Cash provided by financing activities was $180.7 million lower for the first quarter of Fiscal 2022 as compared to the first quarter of Fiscal 2021 reflecting lower revolver borrowings this year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021.

As of May 1, 2021, we have borrowed $33.1 million under our Credit Facility and $11.1 million (£8.0 million) under the Schuh Facility Letter.

During the second quarter of Fiscal 2022, we paid off the $17.5 million first-in, last-out tranche of the Credit Facility that is included in U.S. revolver borrowings as of May 1, 2021.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2022, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our near-term liquidity.  In the fourth quarter of Fiscal 2021, we implemented tax mechanisms allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $60 million of net tax refunds in Fiscal 2022.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of May 1, 2021.

Contractual Obligations

Our contractual obligations at May 1, 2021 increased approximately 4% compared to January 30, 2021 primarily due to increased lease obligations related to the new Corporate Headquarters building during the first quarter of Fiscal 2022 and increased long-term debt, partially offset by decreased purchase obligations.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2021 Form 10-K.  We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2022 are expected to be approximately $35 million to $40 million of which approximately 78% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities.  Planned capital expenditures excludes approximately $16 million, net of tenant allowance, for the new Corporate Headquarters building.

Common Stock Repurchases

We did not repurchase any shares during the first quarter of Fiscal 2022 or Fiscal 2021.  We have $89.7 million remaining as of May 1, 2021 under our current $100.0 million share repurchase authorization.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2022 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.  There have been no material changes to our exposure to market risks from those disclosed in the Form 10-K.

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

Based on their evaluation as of May 1, 2021, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factor below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Actions of activist shareholders have caused, and could continue to cause, us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

Our shareholders may from time to time engage in proxy solicitations, advance shareholders proposals or otherwise attempt to affect changes or acquire control over the Company. For example, on May 24, 2021, a shareholder filed a revised preliminary proxy statement containing proposed opposition to our preliminarily filed proxy statement on May 21, 2021, including a proposal to elect four new directors to our Board of Directors.  Activist shareholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we have retained, and may in the future, retain the services of various professionals to advise us on activist shareholder matters, including legal, financial and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Item 6. Exhibits

Exhibit Index
(10.a)	First Amendment to Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Thomas A. George
Thomas A. George
Senior Vice President - Finance and Interim Chief Financial Officer

Date: June 10, 2021