Form 10-Q
period 2021-07-31
GENESCO INC
filed 2021-09-09
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 27, 2021, there were 15,109,062 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic and emergence of variants from the original strain, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines in response to the COVID-19 pandemic, (including the public’s acceptance of vaccines), including disruptions to our business, sales, supply chain and financial results, the level of consumer spending on our merchandise and in general, the timing of the re-opening and potential reclosing of our stores, the timing of in-person back-to-work and back-to-school and sales with respect thereto, the consumer impact of the reduction of government stimulus and tax relief programs, the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels, the timing and amount of any share repurchases by us, risks related to doing business internationally, the increasing scope of our non-U.S. operations, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products, our dependence on third-party vendors and licensors for the products we sell, the effects of the British decision to exit the European Union and other sources of market weakness in the U.K. and the Republic of Ireland, the effectiveness of our omnichannel initiatives, our ability to staff our stores, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., and other inflationary pressures, the evolving regulatory landscape related to our use of social media, the establishment and protection of our intellectual property, weakness in the consumer economy and retail industry, competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear, weakness in shopping mall traffic, any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, changes in consumer preferences, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, impairment of goodwill in connection with acquisitions, payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business, retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.  Additional factors that could cause differences from expectations include the ability to open additional retail stores, to renew leases in existing stores, to control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to realize anticipated cost savings, including rent savings, our ability to realize any anticipated tax benefits, our ability to achieve expected digital gains and gain market share, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), the cost and outcome of litigation, investigations and environmental matters that involve us, and the impact of actions initiated by activist shareholders.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	July 31, 2021	January 30, 2021	August 1, 2020
Current Assets:
Cash and cash equivalents	$304,039	$215,091	$299,144
Accounts receivable, net of allowances of $4,440 at July 31, 2021,
$5,015 at January 30, 2021 and $5,485 at August 1, 2020	31,872	31,410	54,793
Inventories	326,477	290,966	365,267
Prepaids and other current assets	91,554	130,128	58,454
Total current assets	753,942	667,595	777,658
Property and equipment, net	202,711	207,842	220,458
Operating lease right of use assets	610,188	621,727	670,323
Goodwill	38,787	38,550	37,931
Other intangibles	31,063	30,929	30,008
Deferred income taxes	—	—	12,443
Other noncurrent assets	21,929	20,725	21,207
Total Assets	1,658,620	1,587,368	1,770,028
Liabilities and Equity
Current Liabilities:
Accounts payable	186,593	150,437	178,541
Current portion - long-term debt	—	—	24,860
Current portion - operating lease liabilities	156,562	173,505	199,392
Other accrued liabilities	134,407	78,991	88,047
Total current liabilities	477,562	402,933	490,840
Long-term debt	20,022	32,986	186,049
Long-term operating lease liabilities	524,857	527,549	593,723
Other long-term liabilities	48,082	57,141	38,552
Total liabilities	1,070,523	1,020,609	1,309,164
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	828	1,009	1,009
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,597	15,438	15,482
Additional paid-in capital	286,298	282,308	278,254
Retained earnings	336,659	320,920	223,536
Accumulated other comprehensive loss	(33,428)	(35,059)	(39,560)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	588,097	566,759	460,864
Total Liabilities and Equity	$1,658,620	$1,587,368	$1,770,028

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$555,183	$391,217	$1,093,878	$670,449
Cost of sales	282,661	224,217	563,694	383,305
Gross margin	272,522	167,000	530,184	287,144
Selling and administrative expenses	252,551	187,261	492,016	376,303
Goodwill impairment	—	—	—	79,259
Asset impairments and other, net	7,070	1,733	9,740	9,594
Operating income (loss)	12,901	(21,994)	28,428	(178,012)
Other components of net periodic benefit cost (income)	56	(182)	17	(306)
Interest expense (net of interest income of $0.1 million, $0.0 million, $0.3 million and $0.2 million for the three and six months ended July 31, 2021 and August 1, 2020, respectively)	617	1,918	1,346	2,774
Earnings (loss) from continuing operations before income taxes	12,228	(23,730)	27,065	(180,480)
Income tax expense (benefit)	1,354	(4,806)	7,297	(26,932)
Earnings (loss) from continuing operations	10,874	(18,924)	19,768	(153,548)
Gain (loss) from discontinued operations, net of tax	63	(112)	47	(265)
Net Earnings (Loss)	$10,937	$(19,036)	$19,815	$(153,813)

Basic earnings (loss) per common share:
Continuing operations	$0.76	$(1.33)	$1.38	$(10.86)
Discontinued operations	0.00	(0.01)	0.00	(0.01)
Net earnings (loss)	$0.76	$(1.34)	$1.38	$(10.87)

Diluted earnings (loss) per common share:
Continuing operations	$0.74	$(1.33)	$1.35	$(10.86)
Discontinued operations	0.01	(0.01)	0.00	(0.01)
Net earnings (loss)	$0.75	$(1.34)	$1.35	$(10.87)

Weighted average shares outstanding:
Basic	14,339	14,179	14,313	14,145
Diluted	14,611	14,179	14,657	14,145

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings (loss)	$10,937	$(19,036)	$19,815	$(153,813)
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	21	(156)	(23)	(276)
Foreign currency translation adjustments	152	3,199	1,654	(7,616)
Total other comprehensive income (loss)	173	3,043	1,631	(7,892)
Comprehensive Income (Loss)	$11,110	$(15,993)	$21,446	$(161,705)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$19,815	$(153,813)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,634	24,210
Deferred income taxes	(9,994)	7,129
Impairment of intangible assets	—	84,519
Impairment of long-lived assets	1,824	4,782
Restricted stock expense	3,967	4,449
Other	375	3,865
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	66	(28,541)
Inventories	(34,614)	(1,111)
Prepaids and other current assets	38,742	(26,384)
Accounts payable	36,681	55,678
Other accrued liabilities	57,009	4,516
Other assets and liabilities	(9,730)	67,304
Net cash provided by operating activities	125,775	46,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,545)	(10,642)
Proceeds from asset sales	9	100
Other	74	—
Net cash used in investing activities	(19,462)	(10,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	23,363	214,821
Payments on revolving credit facility	(36,854)	(20,239)
Restricted shares withheld for taxes	(4,076)	(1,224)
Change in overdraft balances	(517)	(13,019)
Other	(35)	(1,087)
Net cash provided by (used in) financing activities	(18,119)	179,252
Effect of foreign exchange rate fluctuations on cash	754	2,412
Net Increase in Cash and Cash Equivalents	88,948	217,725
Cash and cash equivalents at beginning of period	215,091	81,418
Cash and cash equivalents at end of period	$304,039	$299,143
Supplemental information:
Interest paid	$1,256	$2,171
Income taxes paid (refunded)	(29,485)	3,784
Cash paid for amounts included in measurement of operating lease liabilities	96,248	25,795
Operating leased assets obtained in exchange for new operating lease liabilities	64,884	15,216

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	1,009	15,171	276,307	243,795	(42,603)	(17,857)	475,822
Net loss	—	—	—	(19,036)	—	—	(19,036)
Other comprehensive income	—	—	—	—	3,043	—	3,043
Employee and non-employee restricted stock	—	—	2,258	—	—	—	2,258
Restricted stock issuance	—	461	(461)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(1,223)	—	—	(1,223)
Other	—	(86)	86	—	—	—	—
Balance August 1, 2020	$1,009	$15,482	$278,254	$223,536	$(39,560)	$(17,857)	$460,864

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Employee and non-employee share-based compensation	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	828	15,444	284,396	329,798	(33,601)	(17,857)	579,008
Net earnings	—	—	—	10,937	—	—	10,937
Other comprehensive income	—	—	—	—	173	—	173
Employee and non-employee restricted stock	—	—	2,055	—	—	—	2,055
Restricted stock issuance	—	219	(219)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(4,076)	—	—	(4,076)
Other	—	(2)	2	—	—	—	—
Balance July 31, 2021	$828	$15,597	$286,298	$336,659	$(33,428)	$(17,857)	$588,097

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear.  At July 31, 2021, we operated 1,439 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended July 31, 2021 and August 1, 2020, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.6 million and $2.2 million for the second quarters of Fiscal 2022 and Fiscal 2021, respectively, and $7.2 million and $4.6   million for the first six months of Fiscal 2022 and Fiscal 2021, respectively.

Retail occupancy costs recorded in selling and administrative expense were $75.1 million and $71.5 million for the second quarters of Fiscal 2022 and Fiscal 2021, respectively, and $145.9 million and $148.7 million for the first six months of Fiscal 2022 and Fiscal 2021, respectively.

Advertising Costs

Advertising costs were $23.5 million and $14.1 million for the second quarters of Fiscal 2022 and Fiscal 2021, respectively, and $44.6 million and $28.6 million for the first six months of Fiscal 2022 and Fiscal 2021, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.4 million and $0.9 million for the second quarters of Fiscal 2022 and Fiscal 2021, respectively, and $5.4 million and $2.7 million for the first six months of Fiscal 2022 and Fiscal 2021, respectively.  During the first six months of each of Fiscal 2022 and Fiscal 2021, our cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we temporarily closed or modified operating models and hours of our retail stores in North America, the U.K. and the ROI beginning in March 2020 both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities. A portion of our store fleet remained closed during Fiscal 2021 and the first six months of Fiscal 2022.  As of August 31, 2021, we are operating in substantially all locations.

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

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of each quarter of Fiscal 2021 and the quarters ended May 1, 2021 and July 31, 2021 of Fiscal 2022. During the first quarter of Fiscal 2021, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks.  Therefore, we updated the goodwill impairment analysis for Schuh Group, and as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.  There were no impairment indicators for the quarters ended August 1, 2020, May 1, 2021 or July 31, 2021.

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

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. We recorded incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on future customer behavior, among other factors, we may incur additional inventory reserve provisions.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while a number of agreements have been reached, some negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.

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

Note 2

COVID-19, Continued

as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020, May 1, 2021 and July 31, 2021, qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million, $5.0 million and $2.5 million, respectively, on our Condensed Consolidated Statements of Operations.  We intend to continue to defer qualified payroll and other tax payments as permitted by the CARES Act.

Savings from the government program in the U.K. have provided property tax relief for the quarters ended May 1, 2021 and July 31, 2021 of approximately $4.7 million and $3.8 million, respectively.  Other government relief programs in the U.K., ROI and Canada provided savings for the quarters ended May 1, 2021 and July 31, 2021 of approximately $3.2 million and $1.2 million, respectively.

The COVID-19 pandemic continues to evolve. The emergence of variants from the original strain, its economic impact and actions taken in response thereto, including, without limitation, the timing and availability of effective medical treatments and the ongoing rollout and acceptance of vaccines in response to the COVID-19 pandemic, may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores and online. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which have interrupted and may continue to interrupt, our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and may continue to adversely impact our net sales, gross margin, operating income and earnings per share financial measures.

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 30, 2021	$10,082	$28,468	$38,550
Effect of foreign currency exchange rates	238	(1)	237
Balance, July 31, 2021	$10,320	$28,467	$38,787

Other intangibles by major classes were as follows:

	Trademarks (1)		Customer Lists		Other		Total
(In thousands)	July 31, 2021	Jan. 30, 2021	July 31, 2021	Jan. 30, 2021	July 31, 2021	Jan. 30, 2021	July 31, 2021	Jan. 30, 2021
Gross other intangibles	$26,860	$26,443	$6,640	$6,617	$400	$400	$33,900	$33,460
Accumulated amortization	—	—	(2,437)	(2,131)	(400)	(400)	(2,837)	(2,531)
Net Other Intangibles	$26,860	$26,443	$4,203	$4,486	$—	$—	$31,063	$30,929

(1) Includes a $23.4 million trademark at July 31, 2021 related to Schuh Group and $3.4 million trademark related to Journeys Group.

Note 4

Asset Impairments and Other Charges

We recorded pretax charges of $7.1 million in the second quarter of Fiscal 2022, including $6.2 million for professional fees related to actions of an activist shareholder and $1.4 million for retail store asset impairments, partially offset by a $0.6 million insurance gain. We recorded

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Asset Impairments and Other Charges, Continued

pretax charges of $9.7 million in the first six months of Fiscal 2022, including $8.5 million for professional fees related to actions of an activist shareholder and $1.8 million for retail store asset impairments, partially offset by a $0.6 million insurance gain.  We recorded pretax charges of $1.7 million in the second quarter of Fiscal 2021 for retail store asset impairments. We recorded pretax charges of $9.6 million in the first six months of Fiscal 2021, including $5.3 million for trademark impairments and $4.8 million for retail store asset impairments, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

Note 5

Inventories

(In thousands)	July 31, 2021	January 30, 2021
Wholesale finished goods	$12,515	$27,851
Retail merchandise	313,962	263,115
Total Inventories	$326,477	$290,966

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at July 31, 2021 and January 30, 2021 are as follows:

Fair Values
(In thousands)	July 31, 2021		January 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$15,851	$16,024	$32,986	$33,612
UK Revolver Borrowings	4,171	4,181	—	—

As of July 31, 2021, we have $10.8 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

Note 7

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average number of shares - basic	14,339	14,179	14,313	14,145
Common stock equivalents	272	-	344	-
Weighted-average number of shares - diluted	14,611	14,179	14,657	14,145

Due to the loss from continuing operations in the three months and six months ended August 1, 2020, share-based awards are excluded from the diluted earnings per share calculation for those periods because they would be antidilutive.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Long-Term Debt

(In thousands)	July 31, 2021	January 30, 2021
U.S. revolver borrowings	$15,851	$32,986
U.K. revolver borrowings	4,171	—
Total long-term debt	20,022	32,986
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$20,022	$32,986

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of July 31, 2021.

During the second quarter of Fiscal 2022, we paid off the $17.5 million First-in, Last-out tranche of our Credit Facility.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of July 31, 2021, $1.5 million as of January 30, 2021 and $1.5 million as of August 1, 2020.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first six months of Fiscal 2022 and Fiscal 2021. These charges are included in gain (loss) from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

Note 10

Commitments

As part of our Togast business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung.  If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost.  At July 31, 2021, the inventory owned by Samsung had a historical cost of $7.8 million.  As of July 31, 2021, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information

Three Months Ended July 31, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$346,275	$106,079	$61,159	$41,966	$—	$555,479
Intercompany sales	—	—	—	(296)	—	(296)
Net sales to external customers	$346,275	$106,079	$61,159	$41,670	$—	$555,183
Segment operating income (loss)	$30,368	$3,623	$3,951	$991	$(18,962)	$19,971
Asset impairments and other (1)	—	—	—	—	(7,070)	(7,070)
Operating income (loss)	30,368	3,623	3,951	991	(26,032)	12,901
Other components of net periodic benefit cost	—	—	—	—	(56)	(56)
Interest expense	—	—	—	—	(752)	(752)
Interest income	—	—	—	—	135	135
Earnings (loss) from continuing operations before income taxes	$30,368	$3,623	$3,951	$991	$(26,705)	$12,228
Total assets (2)	$765,100	$247,833	$132,639	$50,438	$462,610	$1,658,620
Depreciation and amortization	7,107	1,813	1,191	270	364	10,745
Capital expenditures	4,923	529	1,003	215	773	7,443

(1) Asset impairments and other includes a $6.2 million charge for professional fees related to the actions of an activist shareholder and a $1.4 million charge for retail store asset impairments, which includes $0.6 million in Journeys Group, $0.7 million in Schuh Group and $0.1 million in Johnston & Murphy Group, partially offset by a $0.6 million insurance gain.

(2) Of our $812.9 million of long-lived assets, $129.4 million and $30.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Three Months Ended August 1, 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$276,631	71,732	$24,097	$19,114	$—	$391,574
Intercompany sales	—	—	—	(357)	—	(357)
Net sales to external customers	$276,631	$71,732	$24,097	$18,757	$—	$391,217
Segment operating income (loss)	$10,160	$(6,838)	$(18,243)	$(1,222)	$(4,118)	$(20,261)
Asset impairments and other (1)	—	—	—	—	(1,733)	(1,733)
Operating income (loss)	10,160	(6,838)	(18,243)	(1,222)	(5,851)	(21,994)
Other components of net periodic benefit income	—	—	—	—	182	182
Interest expense	—	—	—	—	(1,965)	(1,965)
Interest income	—	—	—	—	47	47
Earnings (loss) from continuing operations before income taxes	$10,160	$(6,838)	$(18,243)	$(1,222)	$(7,587)	$(23,730)
Total assets (2)	$855,201	249,666	$185,375	$84,730	$395,056	$1,770,028
Depreciation and amortization	7,271	2,318	1,452	356	390	11,787
Capital expenditures	2,660	145	891	103	101	3,900

(1) Asset impairments and other includes a $1.7 million charge for retail store asset impairments, which includes $0.4 million in Schuh Group and $1.3 million in Journeys Group.

(2) Of our $890.8 million of long-lived assets, $151.3 million and $39.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Six Months Ended July 31, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$722,823	$174,790	$109,921	$86,798	$—	$1,094,332
Intercompany sales	—	—	—	(454)	—	(454)
Net sales to external customers	$722,823	$174,790	$109,921	$86,344	$—	$1,093,878
Segment operating income (loss)	$63,492	$(224)	$771	$3,552	$(29,423)	$38,168
Asset impairments and other(1)	—	—	—	—	(9,740)	(9,740)
Operating income (loss)	63,492	(224)	771	3,552	(39,163)	28,428
Other components of net periodic benefit cost	—	—	—	—	(17)	(17)
Interest expense	—	—	—	—	(1,621)	(1,621)
Interest income	—	—	—	—	275	275
Earnings (loss) from continuing operations before income taxes	$63,492	$(224)	$771	$3,552	$(40,526)	$27,065
Depreciation and amortization	$14,389	$3,681	$2,312	$554	$698	$21,634
Capital expenditures	13,773	1,227	2,562	480	1,503	19,545

(1) Asset impairments and other includes an $8.5 million charge for professional fees related to the actions of an activist shareholder and a $1.8 million charge for retail store asset impairments, which includes $0.2 million in Johnston & Murphy Group, $0.8 million in Schuh Group and $0.8 million in Journeys Group, partially offset by a $0.6 million insurance gain.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Six Months Ended August 1, 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$445,556	$118,897	$62,946	$43,795	$—	$671,194
Intercompany sales	—	—	—	(745)	—	(745)
Net sales to external customers	$445,556	$118,897	$62,946	$43,050	$—	$670,449
Segment operating loss	$(26,923)	$(21,924)	$(27,827)	$(3,723)	$(8,762)	$(89,159)
Goodwill impairment(1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other(2)	—	—	—	—	(9,594)	(9,594)
Operating loss	(26,923)	(21,924)	(27,827)	(3,723)	(97,615)	(178,012)
Other components of net periodic benefit income	—	—	—	—	306	306
Interest expense	—	—	—	—	(3,014)	(3,014)
Interest income	—	—	—	—	240	240
Earnings (loss) from continuing operations before income taxes	$(26,923)	$(21,924)	$(27,827)	$(3,723)	$(100,083)	$(180,480)
Depreciation and amortization	$14,724	$4,957	$2,928	$823	$778	$24,210
Capital expenditures	5,852	1,838	2,568	75	309	10,642

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes a $4.8 million charge for retail store asset impairments, which includes $1.2 million in Johnston & Murphy, $1.6 million in Schuh Group and $2.0 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

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

Summary of Results of Operations

Our net sales increased 41.9% to $555.2 million for the second quarter of Fiscal 2022 compared to $391.2 million for the second quarter of Fiscal 2021. This sales increase was driven by increased store sales resulting from the reopening of stores that were closed during the second quarter of Fiscal 2021 due to the COVID-19 pandemic, increased wholesale sales and the favorable impact of foreign exchange rates, partially offset by a 23% decrease in digital comparable sales.  Stores were open approximately 97% of possible days in the second quarter of Fiscal 2022 as compared to 69% in the second quarter of Fiscal 2021.  We have not disclosed comparable sales for the second quarter of Fiscal 2022 or Fiscal 2021, as we believe that overall sales is a more meaningful metric during these periods due to the impact of the COVID-19 pandemic and our policy of removing any store closed for seven consecutive days from comparable sales.  See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales increased 25%, Schuh Group sales increased 48%, Johnston & Murphy Group sales increased 154% and Licensed Brands sales increased 122% during the second quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021. Gross margin as a percentage of net sales increased to 49.1% during the second quarter of Fiscal 2022, compared to 42.7% for the second quarter of Fiscal 2021. This reflects increased gross margin as a percentage of net sales in all of our business units primarily due to fewer markdowns at Journeys Group, Schuh Group and Johnston & Murphy retail and lower shipping and warehouse expense, partially offset by a shift in the mix of our businesses. The lower shipping and warehouse expense in the second quarter this year is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021. Selling and administrative expenses as a percentage of net sales decreased to 45.5% of net sales during the second quarter of Fiscal 2022 from 47.9% for the second quarter of Fiscal 2021, reflecting decreased expenses as a percentage of net sales in all of our operating business units. The decrease as a percentage of net sales in expenses this year was primarily due to reduced occupancy expense, partially offset by increased performance-based compensation expense. In Fiscal 2021, we did not record any performance-based compensation expense.  The reduction in occupancy expense is driven in part by benefits from our ongoing lease initiative.  Operating margin was 2.3% for the second quarter of Fiscal 2022 compared to (5.6)% in the second quarter of Fiscal 2021, reflecting increased operating margin in all of our operating business units as a result of the increased gross margin as a percentage of net sales and decreased expenses as a percentage of net sales.

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

•

On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a revolving credit facility (“RCF”) of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate.  As of July 31, 2021, we have borrowed $4.2 million or £3.0 million under the Facility Letter.

•

During the fourth quarter of Fiscal 2021, another lockdown in the U.K. and the ROI disrupted the Schuh Group business with stores closed for approximately 80% of possible days in the first quarter of Fiscal 2022.  All Schuh Group stores had re-opened as of the end of the second quarter of Fiscal 2022.

•

During the fourth quarter of Fiscal 2021, a second lockdown in several provinces in Canada disrupted business in some of the Journeys, Little Burgundy and Johnston & Murphy stores.  All impacted stores in Canada had re-opened as of the end of the second quarter of Fiscal 2022.

•	In December 2020, the Company returned the compensation to select employees other than the executive team whose compensation had been reduced on March 27, 2020.
•	On June 7, 2021 we paid off the $17.5 million FILO loan.

As of August 31, 2021, we are operating in substantially all of our locations.  All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact. In Journeys stores, it is required for employees and recommended for customers to wear masks.  In most of the Schuh stores, it is required for both employees and customers to wear masks.  In Johnston & Murphy shops and factory stores, it is recommended for employees and customers to wear masks.

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

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We have been working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while a number of agreements have been reached, some negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.  During the quarters ended May 1, 2021 and July 31, 2021, we have recognized approximately $6.1 million and $2.5 million, respectively, in rent savings which are related to abatements and temporary rent relief.

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020, May 1, 2021 and July 31, 2021, qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million, $5.0 million and $2.5 million, respectively, on our Condensed Consolidated Statements of Operations. We intend to continue to defer qualified payroll and other tax payments as permitted by the CARES Act.

Savings from the government program in the U.K. have provided property tax relief for the quarters ended May 1, 2021 and July 31, 2021 of approximately $4.7 million and $3.8 million, respectively.  Other government relief programs in the U.K., ROI and Canada provided savings for the quarters ended May 1, 2021 and July 31, 2021 of approximately $3.2 million and $1.2 million, respectively.

Asset Impairment and Other Charges

We recorded pretax charges of $7.1 million in the second quarter of Fiscal 2022, including $6.2 million for professional fees related to actions of an activist shareholder and $1.4 million for retail store asset impairments, partially offset by a $0.6 million insurance gain.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such.  Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc.  Comparable sales also have a direct impact on our total net revenue, cash and working capital.  We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for the second quarter and six months of Fiscal 2022, as we believe that overall sales are a more meaningful metric during these periods due to the impact of the COVID-19 pandemic and related extended store closures.

Results of Operations – Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

Our net sales in the second quarter of Fiscal 2022 increased 41.9% to $555.2 million compared to $391.2 million in the second quarter of Fiscal 2021. This sales increase was driven by increased store sales resulting from the reopening of stores that were closed during the second quarter of Fiscal 2021 due to the COVID-19 pandemic, increased wholesale sales and the favorable impact of foreign exchange rates, partially offset by a 23% decrease in digital comparable sales.  Stores were open approximately 97% of possible days in the second quarter of Fiscal 2022 as compared to 69% in the second quarter of Fiscal 2021.

Gross margin increased 63.2% to $272.5 million in the second quarter of Fiscal 2022 from $167.0 million in the second quarter of Fiscal 2021 and increased as a percentage of net sales from 42.7% to 49.1%, reflecting increased gross margin as a percentage of net sales in all of our operating business units primarily due to fewer markdowns at Journeys Group, Schuh Group and Johnston & Murphy retail and lower shipping and warehouse expense, partially offset by a shift in the mix of our businesses.  The lower shipping and warehouse expense in the second quarter of Fiscal 2022 is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021.

Selling and administrative expenses in the second quarter of Fiscal 2022 increased 34.9% but decreased as a percentage of net sales from 47.9% to 45.5%, reflecting decreased expenses as a percentage of net sales in all of our operating business units.  The decrease in expenses as a percentage of net sales in Fiscal 2022 was primarily due to reduced occupancy expense, partially offset by increased performance-based compensation expense. In Fiscal 2021, we did not record any performance-based compensation expense.  The reduction in occupancy expense is driven in part by benefits from our ongoing lease initiative.  Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter of Fiscal 2022 were $12.2 million compared to a loss from continuing operations before income taxes (“pretax loss”) of $23.7 million for the second quarter of Fiscal 2021. Pretax earnings for the second quarter of Fiscal 2022 included asset impairments and other charges of $7.1 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The pretax loss for the second quarter of Fiscal 2021 included asset impairments and other charges of $1.7 million for retail store asset impairments.

We recorded an effective income tax rate of 11.1% and 20.3% in the second quarter of Fiscal 2022 and Fiscal 2021, respectively. The tax rate for the second quarter of Fiscal 2022 is lower than Fiscal 2021 primarily due to the reduction of foreign losses in the second quarter of Fiscal 2022 for which we are unable to recognize a tax benefit and an additional tax benefit from the vesting of restricted stock.

Net earnings for the second quarter of Fiscal 2022 were $10.9 million, or $0.75 diluted earnings per share compared to a net loss of $19.0 million, or $1.34 diluted loss per share for the second quarter of Fiscal 2021.

Journeys Group

	Three Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$346,275	$276,631	25.2%
Operating income	$30,368	$10,160	198.9%
Operating margin	8.8%	3.7%

Net sales from Journeys Group increased 25.2% to $346.3 million for the second quarter of Fiscal 2022, compared to $276.6 million for the second quarter of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during the second quarter of Fiscal 2021 due to the COVID-19 pandemic, partially offset by decreased digital comparable sales. Journeys Group operated 1,142 stores at the end of the second quarter of Fiscal 2022, including 230 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada, compared to 1,169 stores at the end of the second quarter of last year, including 232 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada.

Journeys Group had operating income of $30.4 million for the second quarter of Fiscal 2022 compared to $10.2 million for the second quarter of Fiscal 2021. The increase of $20.2 million in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased markdowns and (iii) decreased selling and administrative expenses as a percentage of net sales due to decreased occupancy expense and freight expense, partially offset by increased selling salaries, marketing expense and performance-based compensation expense.

Schuh Group

	Three Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$106,079	$71,732	47.9%
Operating income (loss)	$3,623	$(6,838)	NM
Operating margin	3.4%	(9.5)%

Net sales from Schuh Group increased 47.9% to $106.1 million for the second quarter of Fiscal 2022 compared to $71.7 million for the second quarter of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during the second quarter of Fiscal 2021 due to the COVID-19 pandemic and the favorable impact of $10.8 million due to changes in foreign exchange rates, partially offset by decreased digital comparable sales.  Stores were open almost all of the possible operating days during the second quarter of Fiscal 2022 compared to 48% of possible operating days during the second quarter of Fiscal 2021 as government mandated lockdowns that began during the fourth quarter of Fiscal 2021, were lifted throughout May 2021.  Schuh Group operated 123 stores at the end of the second quarter of Fiscal 2022, compared to 127 stores at the end of the second quarter of Fiscal 2021.

Schuh Group had operating income of $3.6 million for the second quarter of Fiscal 2022 compared to an operating loss of $6.8 million for the second quarter of Fiscal 2021. The increase in operating income this year reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting less promotional activity and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales, reflecting greater leverage of fixed expenses as a result of the increased revenue, partially offset by increased performance-based compensation expense, selling salaries and marketing expenses.  In addition, operating income included a favorable impact of $0.3 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$61,159	$24,097	153.8%
Operating income (loss)	$3,951	$(18,243)	NM
Operating margin	6.5%	(75.7)%

Johnston & Murphy Group net sales increased 153.8% to $61.2 million for the second quarter of Fiscal 2022 from $24.1 million for the second quarter of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores closed during the second quarter of Fiscal 2021 due to the COVID-19 pandemic, and increased digital comparable sales and increased wholesale sales.  With an increase in social events and gatherings, more customers returned to in-person shopping and retail traffic improved.  Retail operations accounted for 81.1% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2022, up from 79.4% in the second quarter of Fiscal 2021. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2022 was 174 stores, including eight stores in Canada, compared to 180 stores, including eight stores in Canada, at the end of the second quarter of Fiscal 2021.

Johnston & Murphy Group operating income of $4.0 million for the second quarter of Fiscal 2022 improved $22.2 million compared to an operating loss of $18.2 million in the second quarter of Fiscal 2021. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting decreased retail markdowns, decreased inventory reserves, decreased shipping and warehouse expense and a higher mix of retail product and (iii) decreased selling and administrative expenses as a percentage of net sales due to reduced expenses, especially occupancy expense, and greater leverage of fixed expenses as a result of the increased revenue, partially offset by increased selling salaries and performance-based compensation expense.

Licensed Brands

	Three Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$41,670	$18,757	122.2%
Operating income (loss)	$991	$(1,222)	NM
Operating margin	2.4%	(6.5)%

Licensed Brands' net sales increased 122.2% to $41.7 million for the second quarter of Fiscal 2022, from $18.8 million for the second quarter of Fiscal 2021, reflecting primarily the growth of the Levi’s footwear business as well as increased sales in all of our other licensed brands.

Licensed Brands' operating income was $1.0 million for the second quarter of Fiscal 2022 compared to an operating loss of $1.2 million in the second quarter of Fiscal 2021. The $2.2 million increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as the prior year gross margin was impacted by pre-Togast acquisition royalty and commission cost and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased compensation, shipping, bad debt, and credit card expenses, partially offset by increased royalty and performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2022 was $26.0 million compared to $5.9 million for the second quarter of Fiscal 2021. Corporate expense in the second quarter of Fiscal 2022 included a $7.1 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. Corporate expense in the second quarter of Fiscal 2021 included a $1.7 million charge in asset impairment and other charges for retail store asset impairments. The corporate expense increase, excluding asset impairment and other charges, primarily reflected increased performance-based compensation expense.  In the second quarter of Fiscal 2021, corporate salaries were reduced in response to the COVID-19 pandemic.  As a result, corporate salaries increased in the second quarter of Fiscal 2022 and contributed to the increased corporate expenses in the second quarter of Fiscal 2022.

Net interest expense decreased to $0.6 million for the second quarter of Fiscal 2022 compared to net interest expense of $1.9 million for the second quarter of Fiscal 2021 primarily reflecting decreased average borrowings in the second quarter this year.

Results of Operations – Six Months of Fiscal 2022 Compared to Six Months of Fiscal 2021

Our net sales in the first six months of Fiscal 2022 increased 63.2% to $1.1 billion compared to $670.4 million in the first six months of Fiscal 2021, driven by increased store sales resulting from the reopening of stores that were closed during the first six months of Fiscal 2021 due to the COVID-19 pandemic, increased wholesale sales, the favorable impact of foreign exchange rates and a 3% digital comparable sales growth.  Stores were open approximately 93% of possible days in the first six months of Fiscal 2022 as compared to 59% in the first six months of Fiscal 2021.

Gross margin increased 84.6% to $530.2 million in the first six months of Fiscal 2022 from $287.1 million in the first six months of Fiscal 2021 and increased as a percentage of net sales from 42.8% to 48.5%, reflecting increased gross margin as a percentage of net sales in all of our operating business units primarily due to fewer markdowns at Journeys Group, Schuh Group and Johnston & Murphy retail and lower shipping and warehouse expense.  The lower shipping and warehouse expense in the first six months this year is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021.

Selling and administrative expenses in the first six months of Fiscal 2022 increased 30.7% but decreased as a percentage of net sales from 56.1% to 45.0%, reflecting decreased expenses as a percentage of net sales in all of our operating business units.  The decrease as a percentage of net sales in expenses in Fiscal 2022 was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue as well as reduced occupancy expense, partially offset by increased performance-based compensation expense.  In Fiscal 2021, we did not record any performance-based compensation expense.  The reduction in occupancy expense is driven in part by U.K. government property tax relief and benefits from our ongoing lease initiative.  Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months of Fiscal 2022 were $27.1 million compared to a pretax loss of $180.5 million for the first six months of Fiscal 2021. Pretax earnings for the first six months of Fiscal 2022 included asset impairments and other charges of $9.7 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The pretax loss for the first six months of Fiscal 2021 included a goodwill impairment charge of $79.3 million and asset impairments and other charges of $9.6 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition.

We recorded an effective income tax rate of 27.0% and 14.9% in the first six months of Fiscal 2022 and Fiscal 2021, respectively. The tax rate for the first six months of Fiscal 2022 is higher than Fiscal 2021 primarily due to the inability to recognize a tax benefit for certain foreign losses and a higher mix of earnings in jurisdictions where we generate taxable income.  Additionally, the tax rate for the first six months of Fiscal 2021 was unusually low due primarily to the non-deductibility of the Schuh Group goodwill impairment charge as well as the inability to recognize a tax benefit for certain foreign losses.

Net earnings for the first six months of Fiscal 2022 were $19.8 million, or $1.35 diluted earnings per share, compared to a net loss of $153.8 million, or $10.87 diluted loss per share for the first six months of Fiscal 2021.

Journeys Group

	Six Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$722,823	$445,556	62.2%
Operating income (loss)	$63,492	$(26,923)	NM
Operating margin	8.8%	(6.0)%

Net sales from Journeys Group increased 62.2% to $722.8 million for the first six months of Fiscal 2022, compared to $445.6 million for the first six months of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during the first six months of Fiscal 2021 due to the COVID-19 pandemic, partially offset by decreased digital comparable sales.

Journeys Group had operating income of $63.5 million for the first six months of Fiscal 2022 compared to a loss of $26.9 million for the first six months of Fiscal 2021. The increase of $90.4 million in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased markdowns and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of the increased revenue, with the main driver being decreased occupancy expense, partially offset by increased performance-based compensation expense.

Schuh Group

	Six Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$174,790	$118,897	47.0%
Operating loss	$(224)	$(21,924)	99.0%
Operating margin	(0.1)%	(18.4)%

Net sales from Schuh Group increased 47.0% to $174.8 million for the first six months of Fiscal 2022 compared to $118.9 million for the first six months of Fiscal 2021 primarily due to increased store sales, resulting from the reopening of stores that were closed during the first six months of Fiscal 2021 due to the COVID-19 pandemic, the favorable impact of $17.4 million due to changes in foreign exchange rates and increased digital comparable sales.  Stores were open almost 60% of the possible operating days during the first six months of Fiscal 2022 compared to 49% of possible operating days during the first six months of Fiscal 2021.

Schuh Group had an operating loss of $0.2 million for the first six months of Fiscal 2022 compared to an operating loss of $21.9 million for the first six months of Fiscal 2021. The decrease in operating loss this year reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting less promotional activity and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense primarily as a result of rent abatement agreements with our landlords and savings from the government program in the U.K. providing property tax relief, grant income from the U.K. and ROI governments, reduced expenses and greater leverage of fixed expenses as a result of the increased net sales, partially offset by increased marketing and performance-based compensation expense.

Johnston & Murphy Group

	Six Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$109,921	$62,946	74.6%
Operating income (loss)	$771	$(27,827)	NM
Operating margin	0.7%	(44.2)%

Johnston & Murphy Group net sales increased 74.6% to $109.9 million for the first six months of Fiscal 2022 from $62.9 million for the first six months of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores closed during the first six months of Fiscal 2021 due to the COVID-19 pandemic, and increased wholesale sales and digital comparable sales.  Retail operations accounted for 78.2% of Johnston & Murphy Group's sales in the first six months of Fiscal 2022, up from 74.8% in the first six months of last year.

Johnston & Murphy Group had operating income of $0.8 million for the first six months of Fiscal 2022 compared to an operating loss of $27.8 million for the first six months of Fiscal 2021. The increase of $28.6 million of operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting decreased retail markdowns, decreased inventory reserves, decreased shipping and warehouse expense and a higher mix of retail product and (iii) decreased selling and administrative expenses as a percentage of net sales due to reduced expenses, especially occupancy expense, and greater leverage of fixed expenses as a result of the increased net sales, partially offset by increased performance-based compensation expense.

Licensed Brands

	Six Months Ended
	July 31, 2021	August 1, 2020	% Change
	(dollars in thousands)
Net sales	$86,344	$43,050	100.6%
Operating income (loss)	$3,552	$(3,723)	NM
Operating margin	4.1%	(8.6)%

Licensed Brands' net sales increased 100.6% to $86.3 million for the first six months of Fiscal 2022, from $43.1 million for the first six months of Fiscal 2021, reflecting primarily the growth of the Levi’s footwear business as well as increased sales in all of our other licensed brands as customers began to recover from the COVID-19 pandemic and we were able to drive more orders.

Licensed Brands' operating income was $3.6 million for the first six months of Fiscal 2022 compared to an operating loss of $3.7 million in the first six months of Fiscal 2021. The $7.3 million increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as the prior year gross margin was impacted by pre-Togast acquisition royalty and commission cost and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased bad debt, compensation and shipping expenses, partially offset by increased royalty and performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2022 was $39.2 million compared to $18.4 million for first six months of Fiscal 2021. Corporate expense in the first six months of Fiscal 2022 included a $9.7 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. Corporate expense in the first six months of Fiscal 2021 included a $9.6 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earnout related to the Togast acquisition. The corporate expense increase, excluding asset impairment and other charges, reflected increased performance-based compensation expense.

Additionally, the first six months of Fiscal 2021 included a goodwill impairment charge of $79.3 million.

Net interest expense decreased to $1.3 million for the first six months of Fiscal 2022 compared to net interest expense of $2.8 million for the first six months of Fiscal 2021 primarily reflecting decreased average borrowings in the first six months this year.

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

	Six Months Ended
Cash flow changes:	July 31, 2021	August 1, 2020	Increase (Decrease)
(in millions)
Net cash provided by operating activities	$125.8	$46.6	$79.2
Net cash used in investing activities	(19.5)	(10.5)	(9.0)
Net cash provided by (used in) financing activities	(18.1)	179.2	(197.3)
Effect of foreign exchange rate fluctuations on cash	0.7	2.4	(1.7)
Increase in cash and cash equivalents	$88.9	$217.7	$(128.8)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $79.2 million higher for the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021, reflecting primarily the following factors:

•	an $89.1 million increase in cash flow from increased earnings in the first six months of Fiscal 2022, net of intangible impairment in the first quarter of Fiscal 2021;
•	a $65.1 million increase in cash flow from changes in prepaids and other current assets primarily reflecting decreased prepaid income taxes, in part due to the receipt of an income tax refund;
•

a $52.5 million increase in cash flow from changes in other accrued liabilities primarily reflecting increased performance-based compensation accruals in the first six months of Fiscal 2022 compared to payments of Fiscal 2020 performance-based compensation accruals in the first six months of Fiscal 2021; partially offset by

•      a $77.0 million decrease in cash flow from changes in other assets and liabilities primarily reflecting rent payments made in the first six months of Fiscal 2022 versus rent payments being held in the first six months of Fiscal 2021;

•	a $33.5 million decrease in cash flow from changes in inventory primarily reflecting increased inventory growth in all of our business segments in the first half of Fiscal 2022; and

•     a $19.0 million decrease in cash flow from changes in accounts payable primarily reflecting changes in buying patterns and longer payment terms in the first six months of Fiscal 2021.

Cash used in investing activities was $9.0 million higher for the first six months of Fiscal 2022 as compared to the first six months of Fiscal 2021 reflecting increased capital expenditures primarily related to digital and omnichannel initiatives.

Cash provided by financing activities was $197.3 million lower for the first six months of Fiscal 2022 as compared to the first six months of Fiscal 2021 reflecting lower revolver borrowings this year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021.

As of July 31, 2021, we have borrowed $15.8 million (£11.4 million) under our Credit Facility and $4.2 million (£3.0 million) under the Schuh Facility Letter. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of July 31, 2021.

During the second quarter of Fiscal 2022, we paid off the $17.5 million FILO loan of our Credit Facility.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds.  Through the end of the second quarter of Fiscal 2022, we have received approximately $32 million of such refunds and expect to receive the balance over the remainder of Fiscal 2022 which may extend into Fiscal 2023.

Our performance-based compensation plans are designed to be self-funded by our improved operating results on a year-over-year basis.  If the improvement in our operating results continues for the remainder of Fiscal 2022, we may be required to pay larger than normal performance-based compensation in the first quarter of Fiscal 2023.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2022, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs.  We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our near-term liquidity

Contractual Obligations

Our contractual obligations at July 31, 2021 decreased approximately 4% compared to January 30, 2021 primarily due to decreased purchase obligations and long-term debt.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2021 Form 10-K.  We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2022 are expected to be approximately $35 million to $40 million of which approximately 71% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities.  Planned capital expenditures excludes approximately $11 million, net of tenant allowance, for the new Corporate Headquarters building.

Common Stock Repurchases

We did not repurchase any shares during the second quarter of Fiscal 2022 or Fiscal 2021.  We have $89.7 million remaining as of July 31, 2021 under our current $100.0 million share repurchase authorization.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 9, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2022 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of July 31, 2021, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 9, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in the Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2021
5-2-21 to 5-29-21	—	$—	—	$—

June 2021
5-30-21 to 6-26-21	—	$—	—	$—

July 2021
6-27-21 to 7-31-21 (1)	64,535	$63.16	—	$—

(1) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Thomas A. George
Thomas A. George
Senior Vice President - Finance and Interim Chief Financial Officer

Date: September 9, 2021