Form 10-Q
period 2021-10-30
GENESCO INC
filed 2021-12-09
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Genesco Park,	1415 Murfreesboro Pike	37217-2895
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 26, 2021, there were 14,607,160 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic and emergence of variants from the original strain, as well as the timing and availability of effective medical treatments and the ongoing rollout of vaccines in response to the COVID-19 pandemic, (including the public’s acceptance of vaccines), including disruptions to our business, sales, supply chain and financial results, the level of consumer spending on our merchandise and in general, the timing of the potential reclosing of our stores, the timing of in-person back-to-work and back-to-school and sales with respect thereto, the consumer impact of the reduction of government stimulus and tax relief programs, the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels, the timing and amount of any share repurchases by us, risks related to doing business internationally, the increasing scope of our non-U.S. operations, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, a disruption in shipping or increase in costs of our imported products, and other factors affecting the costs of products, our dependence on third-party vendors and licensors for the products we sell, the effects of the British decision to exit the European Union and other sources of market weakness in the U.K. and the Republic of Ireland, the effectiveness of our omnichannel initiatives, our ability to staff our stores, distribution centers and call centers, costs associated with changes in minimum wage and overtime requirements, wage pressure in the U.S. and the U.K., and other inflationary pressures, the evolving regulatory landscape related to our use of social media, the establishment and protection of our intellectual property, weakness in the consumer economy and retail industry, competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear, weakness in shopping mall traffic, any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses, risks related to the potential for terrorist events, changes in buying patterns by significant wholesale customers, changes in consumer preferences, our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base, impairment of goodwill in connection with acquisitions, payment-related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business, retained liabilities associated with divestitures of businesses, including potential liabilities under leases as the prior tenant or as a guarantor of certain leases, and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons.  Additional factors that could cause differences from expectations include the ability to open additional retail stores, to renew leases in existing stores, to control or lower occupancy costs, and to conduct required remodeling or refurbishment on schedule and at expected expense levels, our ability to realize anticipated cost savings, including rent savings, our ability to realize any anticipated tax benefits, changes to U.S. tax laws impacting our tax liabilities, our ability to achieve expected digital gains and gain market share, deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences, unexpected changes to the market for our shares or for the retail sector in general, costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), the cost and outcome of litigation, investigations and environmental matters that involve us, and the impact of actions initiated by activist shareholders.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	October 30, 2021	January 30, 2021	October 31, 2020
Current Assets:
Cash and cash equivalents	$282,764	$215,091	$115,061
Accounts receivable, net of allowances of $4,947 at October 30, 2021,
$5,015 at January 30, 2021 and $5,142 at October 31, 2020	36,991	31,410	35,592
Inventories	339,198	290,966	370,699
Prepaids and other current assets	85,476	130,128	62,606
Total current assets	744,429	667,595	583,958
Property and equipment, net	207,489	207,842	210,834
Operating lease right of use assets	573,842	621,727	640,078
Goodwill	38,864	38,550	38,129
Other intangibles	30,592	30,929	29,664
Deferred income taxes	—	—	12,790
Other noncurrent assets	21,593	20,725	21,047
Total Assets	1,616,809	1,587,368	1,536,500
Liabilities and Equity
Current Liabilities:
Accounts payable	196,024	150,437	151,978
Current portion - operating lease liabilities	144,453	173,505	196,603
Other accrued liabilities	133,569	78,991	84,061
Total current liabilities	474,046	402,933	432,642
Long-term debt	15,610	32,986	32,850
Long-term operating lease liabilities	490,330	527,549	560,082
Other long-term liabilities	44,399	57,141	40,954
Total liabilities	1,024,385	1,020,609	1,066,528
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	827	1,009	1,009
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	15,071	15,438	15,479
Additional paid-in capital	288,813	282,308	280,340
Retained earnings	339,447	320,920	231,001
Accumulated other comprehensive loss	(33,877)	(35,059)	(40,000)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	592,424	566,759	469,972
Total Liabilities and Equity	$1,616,809	$1,587,368	$1,536,500

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$600,546	$479,280	$1,694,424	$1,149,729
Cost of sales	305,345	253,776	869,039	637,081
Gross margin	295,201	225,504	825,385	512,648
Selling and administrative expenses	251,131	210,961	743,147	587,264
Goodwill impairment	—	—	—	79,259
Asset impairments and other, net	314	6,359	10,054	15,953
Operating income (loss)	43,756	8,184	72,184	(169,828)
Other components of net periodic benefit cost (income)	55	(182)	72	(488)
Interest expense (net of interest income of $0.2 million, $0.0 million, $0.4 million and $0.3 million for the three and nine months ended Oct. 30, 2021 and Oct. 31, 2020, respectively)	585	1,404	1,931	4,178
Earnings (loss) from continuing operations before income taxes	43,116	6,962	70,181	(173,518)
Income tax expense (benefit)	10,135	(514)	17,432	(27,446)
Earnings (loss) from continuing operations	32,981	7,476	52,749	(146,072)
Loss from discontinued operations, net of tax	(86)	(10)	(39)	(275)
Net Earnings (Loss)	$32,895	$7,466	$52,710	$(146,347)

Basic earnings (loss) per common share:
Continuing operations	$2.30	$0.52	$3.69	$(10.29)
Discontinued operations	0.00	0.00	(0.01)	(0.02)
Net earnings (loss)	$2.30	$0.52	$3.68	$(10.31)

Diluted earnings (loss) per common share:
Continuing operations	$2.26	$0.52	$3.60	$(10.29)
Discontinued operations	(0.01)	0.00	0.00	(0.02)
Net earnings (loss)	$2.25	$0.52	$3.60	$(10.31)

Weighted average shares outstanding:
Basic	14,314	14,283	14,313	14,191
Diluted	14,616	14,362	14,643	14,191

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings (loss)	$32,895	$7,466	$52,710	$(146,347)
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	21	(157)	(2)	(433)
Foreign currency translation adjustments	(470)	(283)	1,184	(7,899)
Total other comprehensive income (loss)	(449)	(440)	1,182	(8,332)
Comprehensive Income (Loss)	$32,446	$7,026	$53,892	$(154,679)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$52,710	$(146,347)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32,258	35,553
Deferred income taxes	(11,101)	6,827
Impairment of intangible assets	—	84,519
Impairment of long-lived assets	2,049	11,141
Restricted stock expense	6,476	6,532
Other	1,103	3,975
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(5,458)	(9,130)
Inventories	(48,131)	(6,902)
Prepaids and other current assets	44,711	(30,626)
Accounts payable	46,314	32,428
Other accrued liabilities	53,515	613
Other assets and liabilities	(22,332)	62,719
Net cash provided by operating activities	152,114	51,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,507)	(18,157)
Acquisitions, net of cash acquired	—	(75)
Proceeds from asset sales	12	100
Other	74	—
Net cash used in investing activities	(34,421)	(18,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	25,279	218,307
Payments on revolving credit facility	(42,935)	(201,569)
Shares repurchased related to share repurchase plan	(28,474)	—
Restricted shares withheld for taxes	(4,076)	(1,224)
Change in overdraft balances	(459)	(15,970)
Other	(35)	(1,301)
Net cash used in financing activities	(50,700)	(1,757)
Effect of foreign exchange rate fluctuations on cash	680	2,230
Net increase in cash and cash equivalents	67,673	33,643
Cash and cash equivalents at beginning of period	215,091	81,418
Cash and cash equivalents at end of period	$282,764	$115,061
Supplemental information:
Interest paid	$1,714	$3,560
Income taxes paid (refunded)	(20,916)	4,256
Cash paid for amounts included in measurement of operating lease liabilities	152,240	78,777
Operating lease assets obtained in exchange for new operating lease liabilities	68,773	24,999

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(134,777)	—	—	(134,777)
Other comprehensive loss	—	—	—	—	(10,935)	—	(10,935)
Employee and non-employee share-based compensation	—	—	2,191	—	—	—	2,191
Other	—	(15)	15	—	—	—	—
Balance May 2, 2020	1,009	15,171	276,307	243,795	(42,603)	(17,857)	475,822
Net loss	—	—	—	(19,036)	—	—	(19,036)
Other comprehensive income	—	—	—	—	3,043	—	3,043
Employee and non-employee restricted stock	—	—	2,258	—	—	—	2,258
Restricted stock issuance	—	461	(461)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(1,223)	—	—	(1,223)
Other	—	(86)	86	—	—	—	—
Balance August 1, 2020	1,009	15,482	278,254	223,536	(39,560)	(17,857)	460,864
Net earnings	—	—	—	7,466	—	—	7,466
Employee and non-employee restricted stock	—	—	2,083	—	—	—	2,083
Restricted shares withheld for taxes	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(440)	—	(440)
Other	—	(3)	3	—	—	—	—
Balance October 31, 2020	$1,009	$15,479	$280,340	$231,001	$(40,000)	$(17,857)	$469,972

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Employee and non-employee share-based compensation	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	828	15,444	284,396	329,798	(33,601)	(17,857)	579,008
Net earnings	—	—	—	10,937	—	—	10,937
Other comprehensive income	—	—	—	—	173	—	173
Employee and non-employee restricted stock	—	—	2,055	—	—	—	2,055
Restricted stock issuance	—	219	(219)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(4,076)	—	—	(4,076)
Other	—	(2)	2	—	—	—	—
Balance July 31, 2021	828	15,597	286,298	336,659	(33,428)	(17,857)	588,097
Net earnings	—	—	—	32,895	—	—	32,895
Other comprehensive loss	—	—	—	—	(449)	—	(449)
Employee and non-employee restricted stock	—	—	2,509	—	—	—	2,509
Shares repurchased	—	(522)	—	(30,107)	—	—	(30,629)
Other	(1)	(4)	6	—	—	—	1
Balance October 30, 2021	$827	$15,071	$288,813	$339,447	$(33,877)	$(17,857)	$592,424

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca and littleburgundyshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear.  At October 30, 2021, we operated 1,434 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and nine months ended October 30, 2021 and October 31, 2020, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.7 million and $3.1 million for the third quarters of Fiscal 2022 and Fiscal 2021, respectively, and $9.9 million and $7.7 million for the first nine months of Fiscal 2022 and Fiscal 2021, respectively.

Retail occupancy costs recorded in selling and administrative expense were $75.0 million and $68.6 million for the third quarters of Fiscal 2022 and Fiscal 2021, respectively, and $220.9 million and $217.4 million for the first nine months of Fiscal 2022 and Fiscal 2021, respectively.

Advertising Costs

Advertising costs were $27.0 million and $19.4 million for the third quarters of Fiscal 2022 and Fiscal 2021, respectively, and $71.6 million and $48.0 million for the first nine months of Fiscal 2022 and Fiscal 2021, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.3 million and $0.8 million for the third quarters of Fiscal 2022 and Fiscal 2021, respectively, and $7.7 million and $3.5 million for the first nine months of Fiscal 2022 and Fiscal 2021, respectively.  During the first nine months of each of Fiscal 2022 and Fiscal 2021, our cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Note 2

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we temporarily closed or modified operating models and hours of our retail stores in North America, the U.K. and the ROI beginning in March 2020, both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities. A portion of our store fleet remained closed during Fiscal 2021 and the first nine months of Fiscal 2022. As of October 30, 2021, we are operating in substantially all locations.

Changes made in our operations, including temporary closures, combined with reduced customer traffic due to concerns over COVID-19, resulted in a material impact on our business. This prompted us to update our impairment analyses of our retail store portfolios and related lease right-of-use assets. For certain lower-performing stores, we compared the carrying value of store assets to undiscounted cash flows with updated assumptions on near-term profitability.

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of each quarter of Fiscal 2021 and the quarters ended May 1, 2021, July 31, 2021 and October 30, 2021 of Fiscal 2022. During the first quarter of Fiscal 2021, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks. Therefore, we updated the goodwill impairment analysis for Schuh Group, and, as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020.  In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020.  There were no impairment indicators for the quarters ended August 1, 2020, May 1, 2021, July 31, 2021 or October 30, 2021.

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

We also record reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. During the initial phases of the COVID-19 pandemic, we recorded incremental inventory reserve provisions as a result of excess inventory due to the impact of COVID-19 on retail traffic and demand for certain products. Depending on future customer behavior, among other factors, we may incur additional inventory reserve provisions.

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms.  We are working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while a number of agreements have been reached, a small number of negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms.  For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

COVID-19, Continued

as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020, October 31, 2020, May 1, 2021 and July 31, 2021, qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million, $1.8 million, $5.0 million and $2.5 million, respectively, on our Condensed Consolidated Statements of Operations.  We did not have any material qualified payroll tax credits for the quarter ended October 30, 2021. We intend to continue to defer qualified payroll and other tax payments as permitted by the CARES Act.

Savings from the government program in the U.K. have provided property tax relief for the quarters ended May 2, 2020, August 1, 2020, October 31, 2020, May 1, 2021, July 31, 2021 and October 30, 2021 of approximately $1.6 million, $3.9 million, $3.9 million, $4.0 million, $3.1 million and $1.4 million, respectively.  Other government relief programs in the U.K., ROI and Canada provided savings for the quarters ended May 1, 2021, July 31, 2021 and October 30, 2021 of approximately $3.2 million, $1.2 million and $0.8 million, respectively.

The COVID-19 pandemic continues to evolve. The emergence of variants from the original strain, its economic impact and actions taken in response thereto, including, without limitation, the timing and availability of effective medical treatments and the ongoing rollout and acceptance of vaccines in response to the COVID-19 pandemic, may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores and online. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which have interrupted and may continue to interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and may continue to adversely impact our net sales, gross margin, operating income and earnings per share financial measures.

Note 3

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 30, 2021	$10,082	$28,468	$38,550
Effect of foreign currency exchange rates	314	—	314
Balance, October 30, 2021	$10,396	$28,468	$38,864

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Oct. 30, 2021	Jan. 30, 2021	Oct. 30, 2021	Jan. 30, 2021	Oct. 30, 2021	Jan. 30, 2021	Oct. 30, 2021	Jan. 30, 2021
Gross other intangibles	$26,530	$26,443	$6,619	$6,617	$400	$400	$33,549	$33,460
Accumulated amortization	—	—	(2,557)	(2,131)	(400)	(400)	(2,957)	(2,531)
Net Other Intangibles	$26,530	$26,443	$4,062	$4,486	$—	$—	$30,592	$30,929

Note 4

Asset Impairments and Other Charges

We recorded pretax charges of $0.3 million in the third quarter of Fiscal 2022, including $0.1 million for professional fees related to actions of an activist shareholder and $0.2 million for retail store asset impairments.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Asset Impairments and Other Charges, Continued

We recorded pretax charges of $10.1 million in the first nine months of Fiscal 2022, including $8.6 million for professional fees related to actions of an activist shareholder and $2.0 million for retail store asset impairments, partially offset by a $0.6 million insurance gain.  We recorded pretax charges of $6.4 million in the third quarter of Fiscal 2021 for retail store asset impairments. We recorded pretax charges of $16.0 million in the first nine months of Fiscal 2021, including $5.3 million for trademark impairments and $11.1 million for retail store asset impairments, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

Note 5

Inventories

(In thousands)	October 30, 2021	January 30, 2021
Wholesale finished goods	$13,589	$27,851
Retail merchandise	325,609	263,115
Total Inventories	$339,198	$290,966

Note 6

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at October 30, 2021 and January 30, 2021 are as follows:

Fair Values
(In thousands)	October 30, 2021		January 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$15,610	$15,708	$32,986	$33,612
U.K. Revolver Borrowings	—	—	—	—

As of October 30, 2021, we have $0.2 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.  As of October 30, 2021, we have $11.7 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 7

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average number of shares - basic	14,314	14,283	14,313	14,191
Common stock equivalents	302	79	330	-
Weighted-average number of shares - diluted	14,616	14,362	14,643	14,191

Due to the loss from continuing operations in the nine months ended October 31, 2020, share-based awards are excluded from the diluted earnings per share calculation for that period because they would be antidilutive.

We repurchased 521,693 shares during the third quarter and first nine months of Fiscal 2022 at a cost of $30.6 million, or $58.71 per share.  We accrued $2.1 million for share repurchases as of October 30, 2021 which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. We have $59.0 million remaining as of October 30, 2021 under our current $100.0 million share repurchase authorization.  We did not repurchase any shares during the third quarter or first nine months of Fiscal 2021.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Long-Term Debt

(In thousands)	October 30, 2021	January 30, 2021
U.S. revolver borrowings	$15,610	$32,986
U.K. revolver borrowings	—	—
Total long-term debt	15,610	32,986
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$15,610	$32,986

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of October 30, 2021.

During the second quarter of Fiscal 2022, we paid off the $17.5 million First-in, Last-out tranche of our Credit Facility.

Note 9

Legal Proceedings

Environmental Matters

New York State Environmental Matters

In August 1997, the New York State Department of Environmental Conservation (“NYSDEC”) and the Company entered into a consent order whereby we assumed responsibility for conducting a remedial investigation and feasibility study and implementing an interim remedial measure with regard to the site of a knitting mill operated by a former subsidiary of ours from 1965 to 1969.  The United States Environmental Protection Agency (“the EPA”), which assumed primary regulatory responsibility for the site from NYSDEC, issued a Record of Decision in September 2007.  The Record of Decision specified a remedy of a combination of groundwater extraction and treatment and in-situ chemical oxidation.

In September 2015, the EPA adopted an amendment to the Record of Decision eliminating the separate ground-water extraction and treatment systems and the use of in-situ oxidation from the remedy adopted in the Record of Decision.  The amendment provides for the continued operation and maintenance of the existing wellhead treatment systems on wells operated by the Village of Garden City, New York (the "Village").  It also requires us to perform certain ongoing monitoring, operation and maintenance activities and to reimburse the EPA's future oversight costs, involving future costs to us estimated to be between $1.7 million and $2.0 million, and to reimburse the EPA for approximately $1.25 million of interim oversight costs.  On August 15, 2016, the Court entered a Consent Judgment implementing the remedy provided for by the amendment.

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

In April 2015, we received from the EPA a Notice of Potential Liability and Demand for Costs (the "Notice") pursuant to CERCLA regarding the site in Gloversville, New York, of a former leather tannery operated by us and by other, unrelated parties. The Notice demanded payment of approximately $2.2 million of response costs claimed by the EPA to have been incurred to conduct assessments and removal activities at the site. In February 2017, we entered into a settlement agreement with the EPA resolving their claim for past response costs in exchange for a payment by us of $1.5 million which was paid in May 2017. Our environmental insurance carrier has reimbursed us for 75% of the settlement amount, subject to a $500,000 self-insured retention. We do not expect any additional cost related to the matter.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Legal Proceedings, Continued

Whitehall Environmental Matters

We have performed sampling and analysis of soil, sediments, surface water, groundwater and waste management areas at our former Volunteer Leather Company facility in Whitehall, Michigan.

In October 2010, we entered into a Consent Decree with the Michigan Department of Natural Resources and Environment providing for implementation of a remedial Work Plan for the facility site designed to bring the site into compliance with applicable regulatory standards.  The Work Plan's implementation is substantially complete, and we expect, based on our present understanding of the condition of the site, that our future obligations with respect to the site will be limited to periodic monitoring and that future costs related to the site should not have a material effect on our financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of October 30, 2021, $1.5 million as of January 30, 2021 and $1.4 million as of October 31, 2020.  All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made.  There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions.  Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first nine months of Fiscal 2022 and Fiscal 2021. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

In addition to the matters specifically described in this Note, we are a party to other legal and regulatory proceedings and claims arising in the ordinary course of our business. While management does not believe that our liability with respect to any of these other matters is likely to have a material effect on our financial statements, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could have a material adverse impact on our financial statements.

Note 10

Commitments

As part of our Togast business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung.  If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost.  At October 30, 2021, the inventory owned by Samsung had a historical cost of $6.9 million.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information

Three Months Ended October 30, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$379,927	$119,791	$66,835	$34,154	$—	$600,707
Intercompany sales	—	—	—	(161)	—	(161)
Net sales to external customers	$379,927	$119,791	$66,835	$33,993	$—	$600,546
Segment operating income (loss)	$43,403	$9,701	$1,641	$(132)	$(10,543)	$44,070
Asset impairments and other (1)	—	—	—	—	(314)	(314)
Operating income (loss)	43,403	9,701	1,641	(132)	(10,857)	43,756
Other components of net periodic benefit cost	—	—	—	—	(55)	(55)
Interest expense	—	—	—	—	(754)	(754)
Interest income	—	—	—	—	169	169
Earnings (loss) from continuing operations before income taxes	$43,403	$9,701	$1,641	$(132)	$(11,497)	$43,116
Total assets (2)	$760,370	$229,347	$131,378	$53,310	$442,404	$1,616,809
Depreciation and amortization	7,160	1,675	1,148	266	375	10,624
Capital expenditures	4,645	718	1,104	270	8,225	14,962

(1) Asset impairments and other includes a $0.1 million charge for professional fees related to the actions of an activist shareholder and a $0.2 million charge for retail store asset impairments, which includes $0.2 million in Journeys Group.

(2) Of our $781.3 million of long-lived assets, $120.3 million and $29.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Three Months Ended October 31, 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$317,682	90,021	$39,655	$32,586	$—	$479,944
Intercompany sales	—	—	—	(664)	—	(664)
Net sales to external customers	$317,682	$90,021	$39,655	$31,922	$—	$479,280
Segment operating income (loss)	$24,035	$6,766	$(11,137)	$792	$(5,913)	$14,543
Asset impairments and other (1)	—	—	—	—	(6,359)	(6,359)
Operating income (loss)	24,035	6,766	(11,137)	792	(12,272)	8,184
Other components of net periodic benefit income	—	—	—	—	182	182
Interest expense	—	—	—	—	(1,415)	(1,415)
Interest income	—	—	—	—	11	11
Earnings (loss) from continuing operations before income taxes	$24,035	$6,766	$(11,137)	$792	$(13,494)	$6,962
Total assets (2)	$838,730	241,332	$185,580	$57,487	$213,371	$1,536,500
Depreciation and amortization	7,238	2,120	1,381	243	361	11,343
Capital expenditures	5,801	574	788	123	229	7,515

(1) Asset impairments and other includes a $6.4 million charge for retail store asset impairments, which includes $4.6 million in the Johnston & Murphy Group, $1.0 million in Schuh Group and $0.8 million in Journeys Group.

(2) Of our $850.9 million of long-lived assets, $139.4 million and $37.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Nine Months Ended October 30, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,102,750	$294,581	$176,756	$120,952	$—	$1,695,039
Intercompany sales	—	—	—	(615)	—	(615)
Net sales to external customers	$1,102,750	$294,581	$176,756	$120,337	$—	$1,694,424
Segment operating income (loss)	$106,895	$9,477	$2,412	$3,420	$(39,966)	$82,238
Asset impairments and other(1)	—	—	—	—	(10,054)	(10,054)
Operating income (loss)	106,895	9,477	2,412	3,420	(50,020)	72,184
Other components of net periodic benefit cost	—	—	—	—	(72)	(72)
Interest expense	—	—	—	—	(2,375)	(2,375)
Interest income	—	—	—	—	444	444
Earnings (loss) from continuing operations before income taxes	$106,895	$9,477	$2,412	$3,420	$(52,023)	$70,181
Depreciation and amortization	$21,549	$5,356	$3,460	$820	$1,073	$32,258
Capital expenditures	18,418	1,945	3,666	750	9,728	34,507

(1) Asset impairments and other includes an $8.6 million charge for professional fees related to the actions of an activist shareholder and a $2.0 million charge for retail store asset impairments, which includes $0.2 million in Johnston & Murphy Group, $0.8 million in Schuh Group and $1.0 million in Journeys Group, partially offset by a $0.6 million insurance gain.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11

Business Segment Information, Continued

Nine Months Ended October 31, 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$763,238	$208,918	$102,601	$76,381	$—	$1,151,138
Intercompany sales	—	—	—	(1,409)	—	(1,409)
Net sales to external customers	$763,238	$208,918	$102,601	$74,972	$—	$1,149,729
Segment operating loss	$(2,888)	$(15,158)	$(38,964)	$(2,931)	$(14,675)	$(74,616)
Goodwill impairment(1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other(2)	—	—	—	—	(15,953)	(15,953)
Operating loss	(2,888)	(15,158)	(38,964)	(2,931)	(109,887)	(169,828)
Other components of net periodic benefit income	—	—	—	—	488	488
Interest expense	—	—	—	—	(4,429)	(4,429)
Interest income	—	—	—	—	251	251
Earnings (loss) from continuing operations before income taxes	$(2,888)	$(15,158)	$(38,964)	$(2,931)	$(113,577)	$(173,518)
Depreciation and amortization	$21,962	$7,077	$4,309	$1,066	$1,139	$35,553
Capital expenditures	11,653	2,412	3,356	198	538	18,157

(1) Goodwill impairment of $79.3 million is related to Schuh Group.

(2) Asset impairments and other includes an $11.1 million charge for retail store asset impairments, which includes $5.8 million in Johnston & Murphy, $2.5 million in Schuh Group and $2.8 million in Journeys Group, and a $5.3 million trademark impairment, which includes $4.9 million in Journeys Group and $0.4 million in Johnston & Murphy Group.

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

Summary of Results of Operations

Our net sales increased 25.3% to $600.5 million for the third quarter of Fiscal 2022 compared to $479.3 million for the third quarter of Fiscal 2021. This sales increase was driven by increased store sales resulting from strong back-to-school sales in the U.S. and U.K., a 7% increase in digital comparable sales, increased wholesale sales and the favorable impact of foreign exchange rates. Stores were open approximately 99% of possible days in the third quarter of Fiscal 2022 as compared to 95% in the third quarter of Fiscal 2021. Although we have disclosed comparable sales for the third quarter of Fiscal 2022 and Fiscal 2021, we believe that overall sales is a more meaningful metric during these periods due to the impact of the COVID-19 pandemic. See below, under the heading “Comparable Sales”, for our definition of comparable sales.

Journeys Group sales increased 20%, Schuh Group sales increased 33%, Johnston & Murphy Group sales increased 69% and Licensed Brands sales increased 6% during the third quarter of Fiscal 2022 compared to the same quarter of Fiscal 2021. Gross margin as a percentage of net sales increased to 49.2% during the third quarter of Fiscal 2022, compared to 47.1% for the third quarter of Fiscal 2021. This reflects increased gross margin as a percentage of net sales in all of our business units primarily due to fewer markdowns at Johnston & Murphy retail, improved initial margins at Journeys Group, less promotional activity at Schuh Group and slightly lower shipping and warehouse expense in all our retail business units, partially offset by a shift in the mix of our businesses and excess freight and logistics costs related to supply chain challenges in Licensed Brands and Johnston & Murphy Group. Selling and administrative expenses as a percentage of net sales decreased to 41.8% of net sales during the third quarter of Fiscal 2022 from 44.0% for the third quarter of Fiscal 2021, reflecting decreased expenses as a percentage of net sales at Journeys Group and Johnston & Murphy Group, partially offset by increased expenses as a percentage of net sales at Schuh Group and Licensed Brands. The overall decrease in expenses as a percentage of net sales is due to greater leverage of fixed expenses as a result of revenue growth in the third quarter, and to decreased occupancy expense, partially offset by increased performance-based compensation, marketing expenses and less savings from the government program in the U.K. providing property tax relief. In Fiscal 2021, we did not record any performance-based compensation expense.  Operating margin was 7.3% for the third quarter of Fiscal 2022 compared to 1.7% in the third quarter of Fiscal 2021, reflecting increased operating margin in all our operating business units, except Licensed Brands, as a result of the increased gross margin as a percentage of net sales in all business units and overall decreased expenses as a percentage of net sales.

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

•

On March 27, 2020, we announced that we were adjusting our operational needs, including a significant reduction of expenses, capital and planned inventory receipts. As part of these measures, we made the decision to temporarily reduce compensation for the executive team and select employees and reduced the cash compensation for our Board of Directors. In addition, we furloughed all our full-time store employees in North America and our store and distribution center employees in the U.K. We also furloughed employees and reduced headcount in our corporate offices, call centers and distribution centers. In the aggregate, these actions resulted in a temporary reduction of our workforce by 90%.
•

During a portion of the first and second quarters of Fiscal 2021, we extended payment terms with suppliers, managed inventory by reducing future receipts and reduced planned capital expenditures by over 50%. For new receipts as of August 1, 2020, we have restored contractual payment terms with suppliers.

•

On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Facility) for the revolving loans from $275.0 million to $332.5 million, and establish a First-in, Last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity. On June 7, 2021, we paid off the $17.5 million FILO loan.

•

On June 25, 2020, our Board of Directors considered the Company’s financial results to date and that more than 90% of the Company’s stores were expected to be reopened by June 30, 2020 and decided to restore going forward a portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020. In addition, the cash compensation of our Board of Directors, which had also been reduced on March 27, 2020, was partially restored.

•

In October 2020, our Board of Directors restored going forward the remaining portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020, as well as the compensation of the Board of Directors.

•

On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a revolving credit facility (“RCF”) of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate.  As of October 30, 2021, we have no borrowings under the Facility Letter.

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

As of October 30, 2021, we are operating substantially all locations.  All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact. In Journeys stores, it is required for employees and optional for customers to wear masks.  As a result of new government mandates in the U.K., all Schuh stores are once again requiring masks for employees and customers. In Johnston & Murphy shops and factory stores, it is optional for employees and customers to wear masks.

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

Since the first quarter of Fiscal 2021, we have withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms. We have been working with landlords in various markets seeking commercially reasonable lease concessions given the current environment, and while a number of agreements have been reached, a small number of negotiations remain ongoing.  In cases where the agreements do not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease are substantially the same or less than the total cash flows of the existing lease, we have not reevaluated the contract terms. For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted.  During the quarters ended May 1, 2021, July 31, 2021 and October 30, 2021, we have recognized approximately $6.1 million, $2.5 million and $4.8 million, respectively, in rent savings which are related to abatements and temporary rent relief.

On March 27, 2020, the U.S. government enacted the CARES Act, which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During the quarters ended May 2, 2020, August 1, 2020, October 31, 2020, May 1, 2021 and July 31, 2021, qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.0 million, $3.8 million, $1.8 million, $5.0 million and $2.5 million, respectively, on our Condensed Consolidated Statements of Operations. We did not have any material qualified payroll tax credits for the quarter ended October 30, 2021. We intend to continue to defer qualified payroll and other tax payments as permitted by the CARES Act.

Savings from the government program in the U.K. have provided property tax relief for the quarters ended May 2, 2020, August 1, 2020, October 31, 2020, May 1, 2021, July 31, 2021 and October 30, 2021 of approximately $1.6 million, $3.9 million, $3.9 million, $4.0 million, $3.1 million and $1.4 million, respectively.  Other government relief programs in the U.K., ROI and Canada provided savings for the quarters ended May 1, 2021, July 31, 2021 and October 30, 2021 of approximately $3.2 million, $1.2 million and $0.8 million, respectively.

During the third quarter this year, supply chain challenges have caused increased freight and logistics costs. These costs increased our cost of sales by approximately $4.1 million on our Condensed Consolidated Statements of Operations for the quarter ended October 30, 2021.

Asset Impairment and Other Charges

We recorded pretax charges of $0.3 million in the third quarter of Fiscal 2022, including $0.2 million for retail store asset impairments and $0.1 million for professional fees related to actions of an activist shareholder.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for the nine months of Fiscal 2022, as we believe that overall sales are a more meaningful metric during this period due to the impact of the COVID-19 pandemic and related extended store closures.

Results of Operations – Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

Our net sales in the third quarter of Fiscal 2022 increased 25.3% to $600.5 million compared to $479.3 million in the third quarter of Fiscal 2021. This sales increase was driven by increased store sales resulting from strong back-to-school sales, a 7% increase in digital comparable sales, increased wholesale sales and the favorable impact of foreign exchange rates. Stores were open approximately 99% of possible days in the third quarter of Fiscal 2022 as compared to 95% in the third quarter of Fiscal 2021.

Gross margin increased 30.9% to $295.2 million in the third quarter of Fiscal 2022 from $225.5 million in the third quarter of Fiscal 2021 and increased as a percentage of net sales from 47.1% to 49.2%, reflecting increased gross margin as a percentage of net sales in all our operating business units primarily due to fewer markdowns at Johnston & Murphy retail, improved initial margins at Journeys Group, less promotional activity at Schuh Group and slightly lower shipping and warehouse expense in all of our retail business units, partially offset by a shift in the mix of our businesses and excess freight and logistics costs related to supply chain challenges in Licensed Brands and Johnston & Murphy Group.

Selling and administrative expenses in the third quarter of Fiscal 2022 increased 19.0% but decreased as a percentage of net sales from 44.0% to 41.8%, reflecting decreased expenses as a percentage of net sales at Journeys Group and Johnston & Murphy Group, partially offset by increased expenses as a percentage of net sales at Schuh Group and Licensed Brands. The overall decrease in expenses as a percentage of net sales is due to greater leverage of fixed expenses as a result of revenue growth in the third quarter, and to decreased occupancy expense, partially offset by increased performance-based compensation, marketing expenses and less savings from the government program in the U.K. providing property tax relief. In Fiscal 2021, we did not record any performance-based compensation expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter of Fiscal 2022 were $43.1 million compared to $7.0 million for the third quarter of Fiscal 2021. Pretax earnings for the third quarter of Fiscal 2022 included asset impairments and other charges of $0.3 million for retail store asset impairments and professional fees related to the actions of an activist shareholder. Pretax earnings for the third quarter of Fiscal 2021 included asset impairments and other charges of $6.4 million for retail store asset impairments.

We recorded an effective income tax rate of 23.5% and -7.4% in the third quarter of Fiscal 2022 and Fiscal 2021, respectively. The tax rate for the third quarter of Fiscal 2022 is higher than Fiscal 2021 primarily due to the inability to recognize a tax benefit for certain foreign losses and a higher mix of earnings in jurisdictions where we generate taxable income.

Net earnings for the third quarter of Fiscal 2022 were $32.9 million, or $2.25 diluted earnings per share compared to $7.5 million, or $0.52 diluted earnings per share, for the third quarter of Fiscal 2021.

Journeys Group

	Three Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$379,927	$317,682	19.6%
Operating income	$43,403	$24,035	80.6%
Operating margin	11.4%	7.6%

Net sales from Journeys Group increased 19.6% to $379.9 million for the third quarter of Fiscal 2022, compared to $317.7 million for the third quarter of Fiscal 2021, primarily due to higher store comparable sales, reflecting strong back-to-school sales, partially offset by decreased digital comparable growth. Total comparable sales for Journeys Group increased 15% for the third quarter this year. Journeys Group operated 1,137 stores at the end of the third quarter of Fiscal 2022, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada, compared to 1,168 stores at the end of the third quarter of last year, including 235 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada.

Journeys Group had operating income of $43.4 million for the third quarter of Fiscal 2022 compared to $24.0 million for the third quarter of Fiscal 2021. The increase of 80.6% in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting improved initial margins and decreased markdowns and (iii) decreased selling and administrative expenses as a percentage of net sales primarily due to decreased occupancy, freight and depreciation expenses.

Schuh Group

	Three Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$119,791	$90,021	33.1%
Operating income	$9,701	$6,766	43.4%
Operating margin	8.1%	7.5%

Net sales from Schuh Group increased 33.1% to $119.8 million for the third quarter of Fiscal 2022 compared to $90.0 million for the third quarter of Fiscal 2021, primarily due to increased store sales and digital comparable sales, resulting from strong back-to-school sales, and the favorable impact of $5.8 million due to changes in foreign exchange rates. Total comparable sales for Schuh Group increased 23% for the third quarter this year. Schuh Group operated 123 stores at the end of the third quarter of Fiscal 2022, compared to 127 stores at the end of the third quarter of Fiscal 2021.

Schuh Group had operating income of $9.7 million for the third quarter of Fiscal 2022 compared to $6.8 million for the third quarter of Fiscal 2021. The increase of 43.4% in operating income this year reflects (i) increased net sales and (ii) increased gross margin as a percentage of net sales, reflecting less promotional activity and decreased shipping and warehouse expense. In addition, operating income included a favorable impact of $0.4 million due to changes in foreign exchange rates compared to last year. Selling and administrative expenses increased as a percentage of net sales, reflecting increased occupancy expense and marketing expense, partially offset by decreased selling salaries, depreciation expense and compensation expense. The increase in occupancy expense for the third quarter this year primarily reflects less savings from the government program in the U.K. providing property tax relief compared to the savings in the third quarter last year as well as fewer abatements in the third quarter this year compared to last year.

Johnston & Murphy Group

	Three Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$66,835	$39,655	68.5%
Operating income (loss)	$1,641	$(11,137)	NM
Operating margin	2.5%	(28.1)%

Johnston & Murphy Group net sales increased 68.5% to $66.8 million for the third quarter of Fiscal 2022 from $39.7 million for the third quarter of Fiscal 2021, primarily due to increased store sales, increased digital comparable sales and increased wholesale sales. With an increase in social events and gatherings and more people returning to work in person, more customers have returned to in-person shopping and retail traffic has continued to improve in the third quarter this year. Total comparable sales for Johnston & Murphy retail increased 77% for the third quarter this year. Retail operations accounted for 75.4% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2022, up from 69.7% in the third quarter of Fiscal 2021. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2022 was 174 stores, including eight stores in Canada, compared to 181 stores, including eight stores in Canada, at the end of the third quarter of Fiscal 2021.

Johnston & Murphy Group operating income of $1.6 million for the third quarter of Fiscal 2022 improved $12.8 million compared to an operating loss of $11.1 million in the third quarter of Fiscal 2021. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting decreased retail markdowns, less closeouts at wholesale, a higher mix of retail product and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of revenue growth, and to decreased occupancy expense, partially offset by increased performance-based compensation expense and freight expense.

Licensed Brands

	Three Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$33,993	$31,922	6.5%
Operating income (loss)	$(132)	$792	NM
Operating margin	(0.4)%	2.5%

Licensed Brands' net sales increased 6.5% to $34.0 million for the third quarter of Fiscal 2022, from $31.9 million for the third quarter of Fiscal 2021, reflecting primarily the growth of the Levi’s footwear business.

Licensed Brands' had an operating loss of $0.1 million for the third quarter of Fiscal 2022 compared to operating income of $0.8 million in the third quarter of Fiscal 2021. The $0.9 million decrease in operating income was primarily due to increased selling and administrative expenses as a percentage of net sales reflecting increased expenses, particularly bad debt, compensation, and marketing expenses, partially offset by lower warehouse expense for the third quarter this year. In addition, while gross margin as a percentage of net sales increased for the third quarter this year primarily due to less pre-acquisition royalty and commission cost in legacy Togast product sales, excess freight and logistics costs related to supply chain challenges negatively impacted gross margin.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter of Fiscal 2022 was $10.9 million compared to $12.3 million for the third quarter of Fiscal 2021. Corporate expense in the third quarter of Fiscal 2022 included a $0.3 million charge in asset impairment and other charges for retail store asset impairments and professional fees related to the actions of an activist shareholder. Corporate expense in the third quarter of Fiscal 2021 included a $6.4 million charge in asset impairment and other charges for retail store asset impairments. The corporate expense increase, excluding asset impairment and other charges, primarily reflected increased performance-based compensation expense and expenses related to the new headquarters building.

Net interest expense decreased to $0.6 million for the third quarter of Fiscal 2022 compared to net interest expense of $1.4 million for the third quarter of Fiscal 2021 primarily reflecting decreased average borrowings in the third quarter this year.

Results of Operations – Nine Months of Fiscal 2022 Compared to Nine Months of Fiscal 2021

Our net sales in the first nine months of Fiscal 2022 increased 47.4% to $1.7 billion compared to $1.1 billion in the first nine months of Fiscal 2021, driven by increased store sales resulting from the reopening of stores that were closed during the first nine months of Fiscal 2021 due to the COVID-19 pandemic, increased wholesale sales, the favorable impact of foreign exchange rates and a 4% digital comparable sales growth.  Stores were open approximately 95% of possible days in the first nine months of Fiscal 2022 as compared to 71% in the first nine months of Fiscal 2021.

Gross margin increased 61.0% to $825.4 million in the first nine months of Fiscal 2022 from $512.6 million in the first nine months of Fiscal 2021 and increased as a percentage of net sales from 44.6% to 48.7%, reflecting increased gross margin as a percentage of net sales in all our operating business units primarily due to fewer markdowns at Journeys Group, Schuh Group and Johnston & Murphy retail and lower shipping and warehouse expense. The lower shipping and warehouse expense in the first nine months this year is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021.

Selling and administrative expenses in the first nine months of Fiscal 2022 increased 26.5% but decreased as a percentage of net sales from 51.1% to 43.9%, reflecting decreased expenses as a percentage of net sales in all our operating business units. The decrease as a percentage of net sales in expenses in Fiscal 2022 was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue and to reduced occupancy expense, partially offset by increased performance-based compensation expense. In Fiscal 2021, we did not record any performance-based compensation expense. The reduction in occupancy expense is driven in part by benefits from our ongoing lease initiative and was partially offset by increased percentage rent as a result of increased sales. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months of Fiscal 2022 were $70.2 million compared to a pretax loss of $173.5 million for the first nine months of Fiscal 2021. Pretax earnings for the first nine months of Fiscal 2022 included asset impairments and other charges of $10.1 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The pretax loss for the first nine months of Fiscal 2021 included a goodwill impairment charge of $79.3 million and asset impairments and other charges of $16.0 million for retail store and intangible asset impairments, partially offset by the release of an earn-out related to the Togast acquisition.

We recorded an effective income tax rate of 24.8% and 15.8% in the first nine months of Fiscal 2022 and Fiscal 2021, respectively. The tax rate for the first nine months of Fiscal 2022 is higher than Fiscal 2021 primarily due to the inability to recognize a tax benefit for certain foreign losses and a higher mix of earnings in jurisdictions where we generate taxable income. Additionally, the tax rate for the first nine months of Fiscal 2021 was unusually low due primarily to the non-deductibility of the Schuh Group goodwill impairment charge as well as the inability to recognize a tax benefit for certain foreign losses. The tax rate for the first nine months of Fiscal 2022 and Fiscal 2021 was also impacted by $1.7 million tax benefit and $1.1 million tax expense, respectively, due to the impact of ASU 2016-09 related to the vesting of restricted stock.

Net earnings for the first nine months of Fiscal 2022 were $52.7 million, or $3.60 diluted earnings per share, compared to a net loss of $146.3 million, or $10.31 diluted loss per share, for the first nine months of Fiscal 2021.

Journeys Group

	Nine Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$1,102,750	$763,238	44.5%
Operating income (loss)	$106,895	$(2,888)	NM
Operating margin	9.7%	(0.4)%

Net sales from Journeys Group increased 44.5% to $1.1 billion for the first nine months of Fiscal 2022, compared to $763.2 million for the first nine months of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during the first nine months of Fiscal 2021 due to the COVID-19 pandemic, partially offset by decreased digital comparable sales.

Journeys Group had operating income of $106.9 million for the first nine months of Fiscal 2022 compared to a loss of $2.9 million for the first nine months of Fiscal 2021. The increase of $109.8 million in operating income for Journeys Group was due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased markdowns and decreased shipping and warehouse expense as well as improved initial margins and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of revenue growth, and to decreased occupancy expense, partially offset by increased performance-based compensation expense.

Schuh Group

	Nine Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$294,581	$208,918	41.0%
Operating income (loss)	$9,477	$(15,158)	NM
Operating margin	3.2%	(7.3)%

Net sales from Schuh Group increased 41.0% to $294.6 million for the first nine months of Fiscal 2022 compared to $208.9 million for the first nine months of Fiscal 2021 primarily due to increased store sales, resulting from the reopening of stores that were closed during the first nine months of Fiscal 2021 due to the COVID-19 pandemic, the favorable impact of $23.2 million due to changes in foreign exchange rates and increased digital comparable sales. Stores were open almost 73% of the possible operating days during the first nine months of Fiscal 2022 compared to 65% of possible operating days during the first nine months of Fiscal 2021.

Schuh Group had operating income of $9.5 million for the first nine months of Fiscal 2022 compared to an operating loss of $15.2 million for the first nine months of Fiscal 2021. The $24.6 million increase in operating income this year reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting less promotional activity and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense primarily as a result of rent abatement agreements with our landlords, grant income from the U.K. and ROI governments, reduced expenses and greater leverage of fixed expenses as a result of revenue growth, partially offset by increased marketing and performance-based compensation expense.

Johnston & Murphy Group

	Nine Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$176,756	$102,601	72.3%
Operating income (loss)	$2,412	$(38,964)	NM
Operating margin	1.4%	(38.0)%

Johnston & Murphy Group net sales increased 72.3% to $176.8 million for the first nine months of Fiscal 2022 from $102.6 million for the first nine months of Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores closed during the first nine months of Fiscal 2021 due to the COVID-19 pandemic, and increased wholesale sales and digital comparable sales. Retail operations accounted for 77.1% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2022, up from 72.8% in the first nine months of last year.

Johnston & Murphy Group had operating income of $2.4 million for the first nine months of Fiscal 2022 compared to an operating loss of $39.0 million for the first nine months of Fiscal 2021. The increase of $41.4 million of operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased retail markdowns, decreased inventory reserves, decreased shipping and warehouse expense and a higher mix of retail product and (iii) decreased selling and administrative expenses as a percentage of net sales due to reduced expenses, especially occupancy expense, and greater leverage of fixed expenses as a result of revenue growth, partially offset by increased performance-based compensation expense.

Licensed Brands

	Nine Months Ended
	October 30, 2021	October 31, 2020	% Change
	(dollars in thousands)
Net sales	$120,337	$74,972	60.5%
Operating income (loss)	$3,420	$(2,931)	NM
Operating margin	2.8%	(3.9)%

Licensed Brands' net sales increased 60.5% to $120.3 million for the first nine months of Fiscal 2022, from $75.0 million for the first nine months of Fiscal 2021, reflecting primarily the growth of the Levi’s footwear business as well as increased sales in our other licensed brands as customers began to recover from the COVID-19 pandemic and order volumes from our wholesale customers improved.

Licensed Brands' operating income was $3.4 million for the first nine months of Fiscal 2022 compared to an operating loss of $2.9 million in the first nine months of Fiscal 2021. The $6.4 million increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as the prior year gross margin was impacted by pre-Togast acquisition royalty and commission cost and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased bad debt expense and shipping and compensation expenses, partially offset by increased royalty and performance-based compensation expense. While gross margin increased for the first nine months this year, excess freight and logistics costs related to supply chain challenges negatively impacted gross margin.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months of Fiscal 2022 was $50.0 million compared to $30.6 million for first nine months of Fiscal 2021. Corporate expense in the first nine months of Fiscal 2022 included a $10.1 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. Corporate expense in the first nine months of Fiscal 2021 included a $16.0 million charge in asset impairment and other charges for retail store and intangible asset impairments, partially offset by the release of an earnout related to the Togast acquisition. The corporate expense increase, excluding asset impairment and other charges, reflected increased performance-based compensation expense and expenses related to the new headquarters building.

Additionally, the first nine months of Fiscal 2021 included a goodwill impairment charge of $79.3 million.

Net interest expense decreased to $1.9 million for the first nine months of Fiscal 2022 compared to net interest expense of $4.2 million for the first nine months of Fiscal 2021 primarily reflecting decreased average borrowings in the first nine months this year.

Liquidity and Capital Resources

The impacts of the COVID-19 pandemic, including the related supply chain challenges, have adversely affected our results of operations. In response to the business disruption caused by the COVID-19 pandemic, we have taken actions described above in the “COVID-19 Update” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	October 30, 2021	October 31, 2020	Increase (Decrease)
(in millions)
Net cash provided by operating activities	$152.1	$51.3	$100.8
Net cash used in investing activities	(34.4)	(18.1)	(16.3)
Net cash used in financing activities	(50.7)	(1.8)	(48.9)
Effect of foreign exchange rate fluctuations on cash	0.7	2.2	(1.5)
Increase in cash and cash equivalents	$67.7	$33.6	$34.1

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $100.8 million higher for the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021, reflecting primarily the following factors:

•	an $114.5 million increase in cash flow from increased earnings in the first nine months of Fiscal 2022, net of intangible impairment in the first quarter of Fiscal 2021;
•	a $75.3 million increase in cash flow from changes in prepaids and other current assets, primarily reflecting decreased prepaid income taxes, in part due to the receipt of an income tax refund;
•

a $52.9 million increase in cash flow from changes in other accrued liabilities, primarily reflecting increased performance-based compensation accruals in the first nine months of Fiscal 2022 compared to payments of Fiscal 2020 performance-based compensation accruals in the first nine months of Fiscal 2021; and

•    a $13.9 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first nine months of Fiscal 2021; partially offset by

•      an $85.1 million decrease in cash flow from changes in other assets and liabilities primarily reflecting rent payments made in the first nine months of Fiscal 2022 versus rent payments being held in the first nine months of Fiscal 2021; and

•	a $41.2 million decrease in cash flow from changes in inventory, primarily reflecting increased inventory growth in our Journeys and Schuh business segments in the first nine months of Fiscal 2022.

Cash used in investing activities was $16.3 million higher for the first nine months of Fiscal 2022 as compared to the first nine months of Fiscal 2021 reflecting increased capital expenditures primarily related to the new headquarters building and digital and omni-channel initiatives.

Cash used in financing activities was $48.9 million higher for the first nine months of Fiscal 2022 as compared to the first nine months of Fiscal 2021 reflecting share repurchases this year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021.

As of October 30, 2021, we have borrowed $15.6 million (£11.4 million) under our Credit Facility. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of October 30, 2021.

During the second quarter of Fiscal 2022, we paid off the $17.5 million FILO loan of our Credit Facility.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. Through the end of the third quarter of Fiscal 2022, we have received approximately $26 million of such refunds and expect to receive the balance over the remainder of Fiscal 2022 which may extend into Fiscal 2023.

Our performance-based compensation plans are designed to be self-funded by our improved operating results on a year-over-year basis.  If the improvement in our operating results continues for the remainder of Fiscal 2022, we may be required to pay larger than normal performance-based compensation in the first quarter of Fiscal 2023.

As we manage through the impacts of the COVID-19 pandemic in Fiscal 2022, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Schuh Facility Letter will be sufficient to support our near-term liquidity

Contractual Obligations

Our contractual obligations at October 30, 2021 decreased approximately 11% compared to January 30, 2021, primarily due to decreased purchase obligations and long-term debt.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2021 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2022 are expected to be approximately $35 million to $40 million of which approximately 83% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities.  Planned capital expenditures excludes approximately $13 million, net of tenant allowance, for the new corporate headquarters building.

Common Stock Repurchases

We repurchased 521,693 shares during the third quarter and first nine months of Fiscal 2022 at a cost of $30.6 million, or $58.71 per share. We accrued $2.1 million for share repurchases as of October 30, 2021 which is included in other accrued liabilities on the Condensed Consolidated Balance Sheets. We have $59.0 million remaining as of October 30, 2021 under our current $100.0 million share repurchase authorization.  We did not repurchase any shares during the third quarter or first nine months of Fiscal 2021.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 9, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of the recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the third quarter of Fiscal 2022 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation as of October 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2021
8-1-21 to 8-28-21	—	$—	—	$—

September 2021
8-29-21 to 9-25-21	—	$—	—	$—

October 2021
9-26-21 to 10-30-21(1)	521,693	$58.71	521,693	$59,046

Total	521,693	$58.71	521,693	$59,046

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors in September 2019. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

Item 6. Exhibits

Exhibit Index

(10.a)	Second Amendment to Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Thomas A. George
Thomas A. George
Senior Vice President - Finance and Chief Financial Officer

Date: December 9, 2021