Form 10-K
period 2022-01-29
GENESCO INC
filed 2022-03-23
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $868,000,000. The market value calculation was determined using a per share price of $57.45, the price at which the common stock was last sold on the New York Stock Exchange on July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 11, 2022, 13,657,096 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 29, 2022) are incorporated by reference into Part III of this Annual Report on Form 10-K..

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic; disruptions to our business, sales, supply chain and financial results; the level of consumer spending on our merchandise and interest in our brands and in general, the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels; the timing and amount of any share repurchases by us; risks related to doing business internationally, including the manufacturing of a portion of our products in China; the increasing scope of our non-U.S. operations; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; the effects of the withdrawal of the United Kingdom ("U.K.") from the European Union ("Brexit") and other sources of market weakness in the U.K. and the Republic of Ireland (the “ROI”); the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation, including our ability to pass increased cost on to consumers; effects resulting from wars and other military operations; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; weakness in shopping mall traffic; any failure to increase sales at our existing stores, given our high fixed expense cost structure; and in our e-commerce businesses, risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to open additional retail stores, renew leases in existing stores, control or lower occupancy costs, to conduct required remodeling or refurbishment on schedule and at expected expense levels; realize anticipated cost savings, including rent savings; realize any anticipated tax benefits, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems; uncertainty regarding the expected phase out of the London Interbank Offered Rate ("LIBOR"), and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1, BUSINESS

General

Genesco Inc., incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2022 of $2.4 billion. During Fiscal 2022, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Licensed Brands, comprised of the licensed Dockers®, Levi's®, and G.H. Bass® brands, as well as other brands we license for footwear. We also source, design, market and distribute footwear under our Johnston & Murphy brand and the licensed Levi's, Dockers and G.H. Bass brands, as well as other brands that we license for footwear to over 1,050 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

At January 29, 2022, we operated 1,425 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, but also including 92 footwear stores in Canada and 123 footwear stores in the U.K. and the ROI. We plan to open a total of approximately 41 new retail stores and to close approximately 46 retail stores in Fiscal 2023.

The following table sets forth certain additional information concerning our retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
Retail Stores
Beginning of year	1,554	1,535	1,512	1,480	1,460
Opened during year	59	36	12	13	6
Closed during year	(78)	(59)	(44)	(33)	(41)
End of year	1,535	1,512	1,480	1,460	1,425

Shorthand references to fiscal years (e.g., “Fiscal 2022”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 29, 2022). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1.

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. Impacts related to the COVID-19 pandemic were significantly adverse in Fiscal 2021 for the retail industry, our Company, our customers, and our employees. We experienced significant disruptions to our business in Fiscal 2021 due to the COVID-19 pandemic and related social distancing and shelter-in-place recommendations and mandates, which initially resulted in the temporary closure of a number of stores and furlough of our employees. These disruptions continued in Fiscal 2022 due to the impact of COVID-19, including the Omicron variant, and supply chain disruptions that led to staff shortages and inventory shortfalls. At the beginning of Fiscal 2022, the vast majority of our stores in North America had reopened, but all of the stores in the U.K. and the ROI remained closed. By the end of the second quarter of Fiscal 2022, or July 30, 2021, we were operating in substantially all retail locations.

The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Item 1A - Risk Factors, and Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Strategy

Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. We strive to build enduring relationships with our target customers, grounded in unparalleled consumer and market insights. We excite and constantly exceed expectations by delivering distinctive experiences and products, using our deep direct-to-consumer expertise across digital and physical channels. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies makes them even stronger together. We have aligned our footwear focused business around six pillars aimed at accelerating our transformation and leveraging synergies to drive growth and sustainable profitability, 1) accelerate digital to grow direct-to-consumer, 2) maximize the relationship between physical and digital channels, 3) build deeper consumer insights to strengthen customer relationships and brand equity, 4) intensify product innovation and trend insight efforts, 5) reshape the cost base to reinvest for future growth, and 6) pursue synergistic acquisitions that add growth and create shareholder value. We anticipate optimizing our store footprint in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in our existing locations and investing in technology and infrastructure to support omnichannel and digital retailing.

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020. Now that many of the challenges of the pandemic are behind us, we expect to concentrate our efforts on opportunities to leverage our direct-to-consumer capabilities to grow our branded platform and leverage its strategies.

More generally, we attempt to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as inflation, the collateral effects of the COVID-19 pandemic, such as supply chain disruptions and increased logistics costs, and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Segments

Journeys Group

The Journeys Group accounted for 65% of our net sales in Fiscal 2022. Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 age group ranging from students to young professionals.

At January 29, 2022, Journeys Group operated 1,135 stores, including 869 Journeys stores, 229 Journeys Kidz stores and 37 Little Burgundy stores averaging approximately 2,000 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2022, the Journeys Group closed a net of 24 stores.

Schuh Group

The Schuh Group accounted for 18% of our net sales in Fiscal 2022. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At January 29, 2022, Schuh Group operated 123 Schuh stores, averaging approximately 4,825 square feet, which include both street-level and mall locations in the U.K. and the ROI. Schuh Group's e-commerce websites are schuh.co.uk, schuh.ie and schuh.eu. Schuh Group did not open or close any stores in Fiscal 2022.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 10% of our net sales in Fiscal 2022. The majority of Johnston & Murphy wholesale sales are of the Genesco-owned Johnston & Murphy brand, and all of the group’s retail sales are of Johnston & Murphy branded products.

Johnston & Murphy Retail Operations. At January 29, 2022, Johnston & Murphy operated 167 retail shops and factory stores primarily in the United States averaging approximately 1,925 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 year age group, targeting business and professional customers. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s dress and casual footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through e-commerce websites. The websites are johnstonmurphy.com and johnstonmurphy.ca. Footwear accounted for 59% of Johnston & Murphy retail sales in Fiscal 2022, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of 11 shops and factory stores in Fiscal 2022.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and women's footwear and accessories are sold at wholesale, primarily to better department stores, independent specialty stores and e-commerce retailers. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195.

Licensed Brands

The Licensed Brands segment accounted for 7% of our net sales in Fiscal 2022. Licensed Brands sales include footwear marketed under the Levi's brand, Dockers brand and G.H. Bass brand, among others. The Levi's brand license and the G.H. Bass brand license were entered into concurrently with the Togast acquisition. Levi's footwear is marketed to men, women and children through department and specialty stores and off-price retailers across the country as well as e-commerce retailers. Suggested retail prices for Levi's footwear generally range from $35 to $100. We have had the exclusive Dockers men’s footwear license in the United States since 1991, and our current license agreement with Dockers expires in 2024. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $50 to $90. Licensed Brands designs and sources licensed footwear under the Levi's and G.H. Bass brand names, among others, and provides services for the sourcing of FUBU licensed footwear. In the fourth quarter of Fiscal 2022, we signed three-year licensing agreements with both STARTER and ETONIC to be their exclusive U.S. and Canadian footwear licensee for athletic footwear. We will design and manufacture the STARTER and ETONIC brands footwear for men, women and children with suggested retail prices ranging from $49 to $150 for Starter and $50 to $110 for Etonic. Licensed Brands e-commerce websites are nashvilleshoewarehouse.com and dockershoes.com.

Manufacturing and Sourcing

We rely on independent third-party manufacturers for production of our footwear products sold at wholesale and our Johnston & Murphy retail business. We source footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Hong Kong, India, Italy, Mexico, Pakistan, Portugal, Peru, Spain, Turkey and Vietnam. Our retail operations, excluding Johnston & Murphy, sell primarily branded products from third parties who source primarily overseas.

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

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The Dockers license agreement expires in 2024. We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean. The initial term of the license agreement with respect to Levi's® trademarks is through November 30, 2024 with one additional four-year renewal term. We entered into a new license agreement for STARTER athletic footwear in September 2021. The initial term of the license is three years with a three-year renewal option, which would extend the partnership through December 31, 2027. We entered into a new license agreement with ETONIC brand in December 2021. The initial term of the license is three years with two three-year renewal options, which would extend the license through January 31, 2030. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2022.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Historically, most of our business has been at-once, and as a result, the backlog at any one time has not necessarily been indicative of future sales. However, the current global supply chain environment has resulted in an increase in the backlog of orders for our wholesale operations, including unconfirmed customer purchase orders, from approximately $64.6 million as of February 27, 2021 to approximately $167.7 million as of February 26, 2022. Our backlog may be more vulnerable to cancellation than is typical due to the COVID-19 pandemic and related global supply chain issues.

Environmental, Social and Governance ("ESG") Initiatives

As a leading retailer and wholesaler of branded footwear, apparel and accessories, we strive to make a positive impact on our industry, our communities and our planet by committing to transparent, socially conscious, and sustainable business practices. We believe that our ESG practices should serve all of our stakeholders, including shareholders, employees, customers and business partners.

Through our ESG Program, we expect to continue to advance our sustainable business practices with the goal of consistently delivering products that exceed consumer expectations. We believe the progress of our ESG efforts is best served by disclosing goals and relevant metrics. During Fiscal 2023 we expect to complete our initial measurements or baselines for our greenhouse gas emissions and begin to establish targets and goals which can then be reported and measured against. In addition, we expect to issue our initial corporate sustainability report in Fiscal 2023.

Environmental

We are committed to reducing our impact on the environment by focusing on sustainability initiatives in our operations and throughout our supply chain and product lifecycle. To this end, in Fiscal 2022, we joined the Leather Working Group ("LWG"). The LWG is a not-for-profit organization responsible for the world's leading environmental certification for the leather manufacturing industry. As a member of the LWG, we apply holistic practices in the supply chain for leather manufacturing for our third-party manufacturers.

Human Capital

Our Employees

We had approximately 18,000 employees as of January 29, 2022 with approximately 15,000 employed in the United States and Canada, and approximately 3,000 in the U.K. and the ROI. The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of January 29, 2022.

We consider our employees to be core to our success. Our values include treating our customers and each other with integrity, trust and respect, and creating an unrivaled home for talent and diversity to grow and succeed.

Workplace Health & Safety

We strive to provide a safe and healthy work environment for all employees. This has been critically important during the COVID-19 pandemic. Throughout Fiscal 2022, we continued to adapt and respond to the impacts of the COVID-19 pandemic across our various locations.

We maintained and updated the protocols put in place at the beginning of the pandemic, monitoring for compliance and making improvements and adjustments where needed. We took a number of steps to protect our employees and our customers including increased safety and cleaning protocols, social distancing policies, mask requirements, contact tracing, and on-site vaccination clinics.

These actions were important to continue to ensure the health and safety of our workforce and in ensuring the continuity of our operations.

Benefits and Compensation

We offer a comprehensive benefits package designed to meet the diverse needs of our employees and their families. This package includes many benefits dedicated to our employees’ physical and mental health and well-being as well as benefits designed to help employees build wealth and prepare for the future.

We also provide valuable benefits and protections based on the unique needs and interests of each individual employee such as domestic partner benefits, parental leave, adoption benefits, family building benefits, paid time for community service, financial assistance with emergencies, scholarship opportunities, matching gift contributions and a generous product discount.

Our compensation programs are designed to attract, retain and motivate employees. We provide short-term and long-term incentives to encourage and reward superior performance and also drive long-term shareholder value. We engage a nationally recognized outside compensation consulting firm to independently evaluate the effectiveness of our executive compensation programs and to provide benchmarking against our peers within the industry.

Diversity, Equity and Inclusion

We are committed to accelerating our diversity, equity, and inclusion efforts to make a meaningful difference for our employees, our customers, and our communities. Our commitment includes refining our diversity, equity, and inclusion strategy, actively engaging with, and supporting an expanded taskforce, investing in training and education for employees and leaders and supporting those in need. We have committed our diversity efforts to four overarching areas – community, talent, business practice and measurement.

Our work is ongoing as we continue to identify opportunities for improvement.

Employee Engagement

We conduct annual employee engagement surveys as well as other targeted surveys with various segments of our workforce to measure important aspects of the employee experience. The survey measures employee sentiment on a variety of topics including leadership, management, alignment, involvement, learning and development, social connection and work life blend, among others. The survey creates the opportunity to establish two-way communication and give employees a direct voice in influencing change. Our results indicate high participation rates and strong engagement scores. We remain committed to listening to and learning from our employees.

Training and Development

We provide employees with the opportunity to grow their careers and be rewarded for their contributions. We have a strong promote from within culture and target training and development that’s relevant to an employee’s current role as well as future roles to which they aspire.

Social Capital

We are committed to responsible sourcing practices in our supply chain. We depend on third-party vendors to produce the products we sell but strive to work only with those vendors who share our commitment to responsible practices, especially in their relationships with employees and their stewardship of the environment. Our supply chain and ethical practices policies are among the ways we seek to implement this commitment.

In 2021, we published a comprehensive human rights policy with its commitment to respecting human rights and belief in fundamental standards that support our commitment to treat our employees, customers and business partners with integrity, trust and respect. Our human rights policy addresses our internal business ethics and code of conduct policies and principles embedded in our business operations, and is guided by the United Nations Guiding Principles on Business and Human Rights, the UN Universal Declaration of Human Rights, and the Organization for Economic Cooperation and Development (OECD) Guidelines for Multi National Enterprises.

We also monitor chemicals and substances in our supply chain for compliance with legal and regulatory requirements consistent with our Environmental Policy and expect our contracted factories and suppliers to take a proactive stance in eliminating any hazardous chemicals or substances in the manufacture of our products.

Information Security and Cybersecurity

As part of our retail and wholesale activities, marketing campaigns, customer relationship efforts and use of some third-party partners, we may handle and process certain non-public personal information that customers provide to purchase products, enroll in promotional or marketing programs, register on websites, or otherwise communicate to us in the course of providing support. This may include phone numbers, email addresses, physical addresses, contact preferences, personal information stored on electronic devices, and certain payment related information, including credit and debit card data. We have removed the transmission, processing, and storage of credit card data from our environment through the use of hardware based end-to-end encryption along with tokenization.

We gather and retain information about our employees only as necessary to fulfill our responsibilities as an employer. We may share information about such persons with benefit and/or employee services vendors that assist with certain aspects of our human resources offering.

We maintain controls and safeguards to mitigate the risks to our systems and to protect this information and have made significant investments to improve our information security and privacy posture and keep pace with the everchanging and evolving risks to our systems and our information. For example, we have implemented hardware based end-to-end encryption with tokenization, multifactor authentication protocols, next generation firewalls, comprehensive cloud email security and endpoint protection, detection, and response software, conducted continuous risk assessments, and established data security breach preparedness and response plans. We also promote security awareness with our employees and require all endpoint users to successfully complete our annual security awareness training.

In addition to information security, we must comply with increasingly complex and demanding regulatory standards enacted to protect the privacy of business and personal data in the United States, Europe and other jurisdictions. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which went into effect on May 25, 2018; and California enacted the California Consumer Privacy Act (the "CCPA") which went into effect on January 1, 2020, and additional jurisdictions are considering proposing or adopting similar regulations. These privacy laws impose additional requirements on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored or processed.

We have implemented processes and systems to allow for the expedient response and resolution of Data Subject Access Requests ("DSAR") in accordance with existing privacy laws and regulations that are applicable to our business, including GDPR and CCPA.

Compliance with these privacy laws and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Failure to secure personal information could result in violation of data privacy laws and regulations, legal proceedings against us by governmental entities or others, issuance of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.

Community

Building better communities is part of our everyday values. Our community outreach initiatives support underserved communities including our unique signature community outreach programs Cold Feet, Warm Shoes, the Make a Difference Charity Golf Tournament benefitting United Way, Journeys Attitude That Cares, and Schuh’s Purpose Pillar program. In addition, the Company and our employees engage through community sponsorship and leadership, and are proud of the recent community recognition being named for the third consecutive year as a “Best Place to Work for LGBTQ+ Equality” by the Human Rights Campaign Foundation.

Governance

We have corporate governance mechanisms in place, along with internal controls over our financial reporting framework. We also have Enterprise Risk Management and Ethics and Compliance program frameworks, with annual updates provided to committees of our board of directors ("Board of Directors" or "Board") and our Board. To drive our ESG efforts, we have established an ESG/sustainability management and oversight framework under the direction of our Senior Vice President, Corporate Secretary and General Counsel. A subcommittee of the Nominating and Governance Committee of our Board oversees our ESG efforts.

Our commitment to diversity and inclusion is reflected in our Board, which is comprised of 56% of members who are diverse in either gender and/or ethnicity as of January 29, 2022. We are committed to efforts to expand our Board’s diversity.

Seasonality

Our business is seasonal with our investment in working capital normally reaching peaks in the spring and fall of each year and a significant portion of our net sales and operating income generated during the fourth quarter. The wholesale backlog is somewhat seasonal, reaching a peak in the spring. We maintain in-stock programs for selected product lines with anticipated high-volume sales.

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

ITEM 1A, RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below occur, our business, financial condition, cash flows or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.

Competitive, Demand-Related and Reputational Risks

We experienced a material disruption to our business as a result of the COVID-19 pandemic and our sales, supply chain and financial results have been, and may continue to be materially adversely impacted.

Our business is subject to risks, or public perception of risks, arising from public health and safety crises, including pandemics, which have impacted, and may in the future impact, our wholesale and retail demand and supply chain. In response to the COVID-19 pandemic, we temporarily closed all of our North American stores on March 18, 2020 and we temporarily closed all of our stores in the U.K. and the ROI on March 23, 2020. Our wholesale partner stores also temporarily closed or substantially reduced operating hours in March of 2020. Beginning on May 1, 2020, we began reopening some of our stores based on pertinent state and local orders, and by August 1, 2020, we had reopened most of our stores, although some stores, notably in California, Canada, the U.K. and the ROI, were subject to further closures for varying periods. While all of our stores are now open, any future closures and their impact over the longer term are uncertain and cannot be predicted at this time. Any continuing effects of the COVID-19 pandemic depend on future developments outside our control such as emergence of new variants and the effectiveness of containment efforts, as well as the timing and availability of effective COVID-19 vaccines and other medical treatments. Even if the COVID-19 pandemic does not continue for an extended period, our business could be materially adversely affected by several additional factors related to the COVID-19 pandemic, including the following:

•
Reduced consumer demand and customer traffic in malls and shopping centers and reduced demand for our wholesale products from our retail partners;
•
The effects of the COVID-19 pandemic on the global economy, including a recession, or the deterioration of economic conditions in the markets in which we operate, or an increase in inflation or unemployment levels could result in customers having less disposable income which could lead to reduced sales of our products;
•
The effects of the COVID-19 pandemic could further delay inventory production and fulfillment and our release or delivery of new product offerings or require us to make unexpected changes to our offerings;
•
After the pandemic has subsided, fear of COVID-19, re-occurrence of outbreaks or another pandemic or similar crisis could cause customers to avoid public places where our stores are located such as malls, outlets, and airports; and
•
We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

COVID-19 has also had and continues to have a significant impact on the countries, including China, from which we and our vendors source products. We and our vendors rely upon the facilities of third-party manufacturers in other countries to support our business. The outbreak resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many other countries. As a result of the COVID-19 pandemic and the measures designed to contain the spread of the virus, our and our vendors’ third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If third-party manufacturers’ operations are curtailed, we and our vendors may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of third-party manufacturers and suppliers, as well as general limitations on movement, have eased or subsided, production and supply chain disruptions have continued, and the duration of such disruptions and the related financial impact cannot be estimated at this time. Should the production and distribution disruptions continue for a prolonged period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

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

The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•
general economic and industry conditions, including the risks associated with recessions or other macroeconomic conditions and pressures such as inflation impacts and uncertainty related to the ongoing COVID-19 pandemic and Brexit;
•
weather conditions;
•
energy costs, which affect gasoline and home heating prices;
•
the level of consumer debt;
•
pricing of products;
•
interest rates;
•
tax rates, refunds and policies;
•
war, terrorism and other hostilities; and
•
consumer confidence in future economic conditions.

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, decreasing sales and making expense leverage difficult to achieve. In addition, inflationary cost pressure on the products we sell might limit our ability to pass on cost increases resulting in gross margin impact or reduced demand. Demand can also be influenced by other factors beyond our control.

Moreover, while we believe that our operating cash flows and borrowing capacity under committed lines of credit will be adequate for our anticipated cash requirements, if the economy were to experience a downturn, if one or more of our revolving credit banks were to fail to honor its commitments under our credit lines or if we were unable to draw on our credit lines for any reason, we could be required to modify our operations for decreased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to us. These same factors could impact our wholesale customers, limiting their ability to buy or pay for merchandise offered by us.

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

Our failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from investors, customers, employees, business partners and other stakeholders concerning ESG matters. The expectations related to ESG matters are rapidly evolving, and from time to time, we have announced and will announce certain ESG initiatives and goals. Our ESG efforts may not be perceived to be effective or we could be criticized for the scope of such initiatives or goals. In addition, we could fail to timely meet or accurately report our progress on such initiatives and goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.

There is also uncertainty in the markets in which we operate regarding potential policies related to issues surrounding global environmental sustainability. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners.

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

Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic (as a result of the COVID-19 pandemic or otherwise) or deteriorating economic conditions could result in lower than expected sales during the holiday shopping season or other periods in which we experience higher net sales, which could materially impact our financial condition and results of operations. Our quarterly results of operations also may fluctuate significantly based on other factors such as:

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

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the U.S. and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. Growth in e-commerce could result in financial difficulties, including store closures, bankruptcies or liquidations for our brick-and-mortar stores and those of our wholesale customers who fail to compete effectively in the e-commerce market. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall bankruptcies, mall vacancies and reduced foot traffic. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

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

We may open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, major city street locations, airports, other off-mall locations and tourist destinations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. In addition to the risks already discussed for existing stores, the success of any planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

Deterioration in our equity market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated, which could be caused by events such as, but not limited to, COVID-19, could cause us to recognize the impairment of some or all of the $38.6 million of goodwill on our Consolidated Balance Sheets at January 29, 2022, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

Our insurance policies may not provide coverage for security breaches and similar incidents or may have coverage limits which may not be adequate to reimburse us for losses caused by security breaches. We also rely on certain hardware and software vendors, including cloud-service providers, to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems are licensed to us by independent software companies. The inability of our employees and developers or our inability to continue to maintain and upgrade these information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave us vulnerable to security breaches.

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives or to provide maintenance on existing systems.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

As a retailer who accepts payments using a variety of methods, including credit and debit cards, installment payment methods, PayPal, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

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

Operational, Supply Chain and Third-Party Risks

Increased operating costs, including wage increases resulting from potential increases in the minimum wage or competitive pressures, could have an adverse effect on our results.

Increased operating costs, including wage increases resulting from potential increases in the minimum wage or wage increases reflecting competition in relevant labor markets, store occupancy costs, distribution center costs and other expense items, including healthcare costs, may reduce our operating margin, and make it more difficult to identify new store locations that we believe will meet our investment return requirements. In addition, other employment and healthcare law changes may increase the cost of provided retirement and healthcare benefits expenses. Increases in our overall employment costs could have a material adverse effect on the Company’s business, results of operations and financial and competitive position.

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

Each of our divisions uses a single distribution center to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers, where the inventory is then processed, sorted and shipped to our stores, to our wholesale customers or to our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution processes are efficient and well positioned to support our current business and potential expansions, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations, particularly our e-commerce operations, will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shortages or shipping problems (whether in our own or in our third party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, to the extent we need to add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers or make changes in our distribution processes to improve efficiency and maximize capacity, we cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon third-parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third-parties may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; pandemics; trade policy changes or restrictions; tariffs or import-related taxes; third-party labor disruptions; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by third-parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight costs are impacted by changes in fuel prices, surcharges and other factors which can affect cost both on inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores and customers. Increases in freight costs, including in connection with increased fuel prices, may increase our cost of goods sold and our selling and administrative expenses.

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
•
increases in shipping rates.

Some of the inventory we sell is imported from China, which has historically been subject to efforts to increase duty rates or to impose restrictions on imports of certain products.

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

We do not manufacture the merchandise we sell, and our Licensed Brands business is dependent on third-party licenses. Accordingly, our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands belonging to unaffiliated vendors, which have fashion significance to our customers. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, COVID-19, work stoppages, labor shortages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws, regulations and policies. Delayed compliance or failure to comply with such laws, regulations and policies by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.

The manufacture of our products and our distributing operations are subject to the risks of doing business abroad, including in China, which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

Although we have taken action to diversify our sourcing base outside of China, the possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the continuation of the COVID-19 pandemic or the outbreak of another pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s Communist Party has been pursuing economic reform policies; however, there is no assurance that China’s government will continue to pursue these policies, or that it will not significantly alter these policies without notice. Policy changes could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur higher freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.

Legal, Regulatory, Global and Other External Risks

The impact of climate change, extreme weather, infectious disease outbreaks such as COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

The operations of our retail stores, corporate offices, distribution centers, digital operations and supply chain, as well as the operations of our third-party partners, including vendors and manufacturers, are vulnerable to disruption from climate change, natural disasters, infectious disease outbreaks and other unexpected events, such as COVID-19. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues due to mandatory or voluntary store closures, delay or cancellation of merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

These events could reduce the availability or quality of the materials used to manufacture our merchandise, which could cause delays in responding to consumer demand resulting in the potential loss of customers and revenues or we may incur increased costs to meet demand and may not be able to pass all or a portion of higher costs on to our customers, which could adversely affect our gross margin and results of our operations.

In addition, historically, our operations have been seasonal, and extreme weather conditions, including natural disasters, unseasonable weather or changes in weather patterns, may diminish demand for our seasonal merchandise and could also influence consumer preferences and fashion trends, consumer traffic and shopping habits. In addition, we may incur costs that exceed our applicable insurance coverage for any necessary repairs to property damage or business disruption resulting from climate or weather conditions.

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

Our business and results of operations may experience a material adverse impact due to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, inflation, changes in consumer spending or travel, increase in fuel prices, the economic consequences of pandemics such as the ongoing COVID-19 pandemic, natural disasters, wars or other military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Hong Kong, India, Italy, Mexico, Pakistan, Portugal, Peru, Spain, Turkey and Vietnam. Our retail operations, excluding Johnston & Murphy, sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

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

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 16 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the U.K., and the ROI, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.

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

Borrowings under our credit facility bear interest at varying rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. Additionally, in connection with the ICE Benchmark Administration’s announced phase-out of LIBOR, we amended our credit facility to, among other things, replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), the Sterling Overnight Index Average (“SONIA”) and the Euro Interbank Offered Rate (“EURIBOR”). It is unclear, however, whether SOFR, SONIA or EURIBOR will retain market acceptance as a LIBOR replacement tool, and we may need to renegotiate our credit facility if other LIBOR alternatives are established and become more widely adopted.

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

ITEM 1B, UNRESOLVED STAFF COMMENTS

None.

ITEM 2, PROPERTIES

At January 29, 2022, we operated 1,425 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the United Kingdom and the ROI. New shopping center store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. New store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Nashville, TN	Leased	Various	Corporate headquarters	306,455	(1)
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Licensed Brands	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Northwest Business Park, Ballycoolin, Dublin	Leased	Schuh Group	Distribution warehouse and administrative offices	49,460
Nashville, TN	Leased	Various	Corporate headquarters	282,657	(2)

(1)
We occupy almost 100% of our current corporate headquarters building. The lease on the Nashville office expires in April 2022.
(2)
We will occupy almost 65% of the new corporate headquarters building with the remainder of the building leased to other tenants.

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

The 63,000 square foot distribution warehouse, owned by us in Nashville, Tennessee, was sold in January 2022.

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

Mimi Eckel Vaughn, 55, Board Chair, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the Board of Directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 47, Chief Strategy and Digital Officer. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. He was named chief strategy and digital officer in May 2021. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Thomas Allen George, 66, Senior Vice President – Finance and Chief Financial Officer. Mr. George joined the Company in December 2020 as interim senior vice president of finance and chief financial officer. He was named as permanent senior vice-president - finance and chief financial officer in October 2021. Mr. George has 40 years of experience, including 30 years as chief financial officer of public and private companies. Prior to joining Genesco, he was chief financial officer of Deckers Outdoor Corporation d/b/a Deckers Brands, a global footwear company, for nine years and prior to that was chief financial officer of Oakley, a global eyewear brand. He has served in this same capacity at companies in the technology and medical device industries.

Scott E. Becker, 54, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Daniel E. Ewoldsen, 52, Senior Vice President. Mr. Ewoldsen is an 18-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Mario Gallione, 61, Senior Vice President. Mr. Gallione is a 44-year veteran of Genesco. He began his career as a Jarman sales associate in 1977. He was promoted to manager and served in a variety of sales management positions until 1987 when he was promoted as a merchandiser trainee and rose through the ranks to divisional merchandise manager for Journeys in 1994 and vice president in 1998. In October 2006, he was named senior vice president, general merchandise manager of Journeys Group. In 2010, he was named chief merchandising officer of Journeys Group. In September 2017, Mr. Gallione was named president of Journeys and in July 2019, he was named senior vice president of Genesco.

Brently G. Baxter, 56, Vice President and Chief Accounting Officer. Mr. Baxter joined the Company in September 2019 as vice president and chief accounting officer. Mr. Baxter most recently served as group vice president, controller and principal accounting officer for Sally Beauty Holdings, Inc., a position he held since 2017. From 2014 and 2016, he served as senior vice president, controller and chief accounting officer for Stein Mart, Inc. From 2006 to 2014, he served as vice president, accounting, treasury and corporate controller for PetSmart, Inc. From 2003 to 2006, Mr. Baxter served as vice president and controller for Cracker Barrel Old Country Store, Inc.

Matthew N. Johnson, 57, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,425 common shareholders of record on March 11, 2022.

We have not paid cash dividends to our holders of our Common Stock since 1973 and we do not currently anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends to our holders of common stock is subject to various restrictions. See Note 11 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" for information regarding restrictions on dividends and redemption of capital stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2021
10-31-21 to 11-27-21	—	$—	—	$59,046

December 2021
11-28-21 to 12-25-21(1)	234,345	$61.77	234,345	$44,571

January 2022
12-26-21 to 1-29-22(1)	604,871	$62.40	604,871	$6,826

Total	839,216	$62.22	839,216	$6,826

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in September 2019. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements. In February 2022, we announced a $100.0 million increase to the existing $100.0 million share repurchase authorization.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, RESERVED

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 31, 2021, which provides a discussion of our financial condition and results of operations for Fiscal 2021 compared to our Fiscal 2020.

Summary of Results of Operations

Our net sales increased 35.6% during Fiscal 2022 compared to Fiscal 2021. The sales increase was driven by increased store sales resulting from the reopening of stores that were closed in Fiscal 2021 due to the COVID-19 pandemic and increased wholesale sales, partially offset by a 2% decrease in digital comparable sales. Stores were open about 96% of possible days in Fiscal 2022 compared to 76% of possible days in Fiscal 2021. We have not disclosed comparable sales for Fiscal 2022 or Fiscal 2021 as we believe that overall sales are a more meaningful metric during these periods due to the impact of the COVID-19 pandemic. See below, under the heading "Comparable Sales", for our definition of comparable sales.

Journeys Group sales increased 28%, Schuh Group sales increased 38%, Johnston & Murphy Group sales increased 65% and Licensed Brands sales increased 70% during Fiscal 2022 compared to Fiscal 2021. Gross margin increased as a percentage of net sales from 45.0% in Fiscal 2021 to 48.8% in Fiscal 2022, reflecting gross margin increases as a percentage of net sales in all of our operating business units. The gross margin increase is primarily due to more full-price selling at Journeys Group, Schuh Group and Johnston & Murphy retail, decreased inventory reserves at Johnston & Murphy Group and lower shipping and warehouse expense in all of our retail divisions. The lower shipping and warehouse expense is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021.

Selling and administrative expenses decreased as a percentage of net sales from 45.6% in Fiscal 2021 to 42.7% in Fiscal 2022, reflecting decreased expenses as a percentage of net sales in all of our operating business units. The decrease as a percentage of net sales in expenses in Fiscal 2022 was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue and to reduced occupancy expense as a percentage of sales, partially offset by increased performance-based compensation. In Fiscal 2021, we did not record any performance-based compensation expense. The reduction in occupancy expense as a percentage of sales is driven in part by benefits from our ongoing lease initiative and was partially offset by increased percentage rent as a result of increased sales.

Operating margin increased as a percentage of net sales from (6.0)% in Fiscal 2021 to 6.4% in Fiscal 2022, reflecting increased operating income in all of our operating business units.

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

•On March 19, 2020, we borrowed $150.0 million under our Credit Facility as a precautionary measure to ensure funds were available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic that caused public health officials to recommend precautions that would mitigate the spread of the virus, including “stay-at-home” orders and similar mandates and warning the public against congregating in heavily populated areas such as malls and shopping centers. We paid down the $150.0 million on September 10, 2020.

•On March 19, 2020, Schuh entered into an Amendment and Restatement Agreement (the “U.K. A&R Agreement”) with Lloyds Bank which amended and restated the Amendment and Restatement Agreement dated April 26, 2017. The U.K. A&R Agreement included only a Facility C revolving credit agreement of £19.0 million, bore interest at LIBOR plus 2.2% per annum and expired in September 2020. In March 2020, we borrowed £19.0 million as a precautionary measure in response to the COVID-19 pandemic. The U.K. A&R Agreement was replaced with the Facility Letter in October 2020 described below and the outstanding borrowings in the amount of £19.0 million were repaid.

•On March 23, 2020, we temporarily closed our stores in the U.K. and the ROI.

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

•On June 5, 2020, we entered into a Second Amendment to our Credit Facility to, among other things, increase the Total Commitments (as defined in the Credit Agreement) for the revolving loans from $275.0 million to $332.5 million, establish a First-in, Last-out (“FILO”) tranche of indebtedness of $17.5 million, for $350.0 million of total capacity. On June 7, 2021, we paid off the $17.5 million FILO loan.

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

•In October 2020, our Board of Directors restored going forward the remaining portion of the compensation of the executive team and select employees whose compensation had been reduced on March 27, 2020 as well as the compensation of the Board of Directors.

•On October 9, 2020, Schuh entered into the Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a revolving credit facility ("RCF") of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate. As of January 29, 2022, we have no borrowings under the Facility Letter.

•During the fourth quarter of Fiscal 2021, another lockdown in the U.K. and the ROI disrupted the Schuh Group business with stores closed for approximately 80% of possible days in the first quarter of Fiscal 2022. All Schuh Group stores had re-opened as of the end of the second quarter of Fiscal 2022.

•During the fourth quarter of Fiscal 2021, a second lockdown in several provinces in Canada disrupted business in some of the Journeys, Little Burgundy and Johnston & Murphy stores. All impacted stores in Canada had re-opened as of the end of the second quarter of Fiscal 2022.

•In December 2020, the Company returned the compensation to select employees other than executive team whose compensation had been reduced on March 27, 2020.

We are operating substantially all retail locations. All store locations are operating under enhanced measures to ensure the health and safety of employees and customers, including providing hand sanitizer in multiple locations throughout each store for customer and employee use, enhanced cleaning and sanitation protocols, reconfigured sales floors to promote physical distancing and modified employee and customer interactions to limit contact. In most of our Journeys, Schuh and Johnston & Murphy stores, it is no longer required for employees to wear masks unless mandated by local government where the store is located.

As a result of the economic and business impact of the COVID-19 pandemic, we revised certain accounting estimates and judgments. Given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of inventory, goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

During Fiscal 2021 and the first half of Fiscal 2022, we withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms. We worked with landlords in various markets to seek commercially reasonable lease concessions given the impact of COVID-19. In cases where the agreements did not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease were substantially the same or less than the total cash flows of the existing lease, we did not reevaluate the contract terms. For these lease agreements, we have recognized a reduction in variable rent expense in the period that the concession was granted. During Fiscal 2022 and Fiscal 2021, we have recognized approximately $17 million and $34 million, respectively, in rent savings which are related to abatements and temporary rent relief.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. During Fiscal 2022 and Fiscal 2021, qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.8 million and $13.8 million, respectively, on our Consolidated Statements of Operations.

Savings from a government program in the U.K. have provided property tax relief of approximately $9.7 million and $13.3 million, respectively, for Fiscal 2022 and Fiscal 2021. Other government relief programs in the U.K., the ROI and Canada provided aggregate savings of approximately $5.2 million in Fiscal 2022.

During the second half of Fiscal 2022, supply chain challenges caused increased freight and logistics costs related to inventory purchases from suppliers. We have estimated that these costs increased our cost of sales by approximately $12.7 million on our Consolidated Statements of Operations for Fiscal 2022.

Asset Impairment and Other Charges

We recorded a pretax gain to earnings of $8.1 million in Fiscal 2022, including an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for retail store asset impairments which is included in asset impairments and other, net on the Consolidated Statements of Operations for Fiscal 2022.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for Fiscal 2022 or Fiscal 2021, as we believe that overall sales are a more meaningful metric during these periods due to the impact of the COVID-19 pandemic and related extended store closures.

Results of Operations—Fiscal 2022 Compared to Fiscal 2021

Our net sales for Fiscal 2022 increased 35.6% to $2.4 billion from $1.8 billion in Fiscal 2021. The increase in net sales was driven by increased store sales resulting from the reopening of stores that were closed at times in Fiscal 2021 due to the COVID-19 pandemic and increased wholesale sales, partially offset by a 2% decrease in digital comparable sales. Stores were open about 96% of possible days in Fiscal 2022 compared to 76% of possible days in Fiscal 2021.

Gross margin increased 46.8% to $1.2 billion in Fiscal 2022 from $804.5 million in Fiscal 2021, and increased as a percentage of net sales from 45.0% in Fiscal 2021 to 48.8% in Fiscal 2022, reflecting gross margin increases as a percentage of net sales in all of our operating business units. The gross margin increase is primarily due to more full-price selling at Journeys Group, Schuh Group and Johnston & Murphy retail, decreased inventory reserves at Johnston & Murphy Group and lower shipping and warehouse expense in all of our retail divisions. The lower shipping and warehouse expense is a result of reduced e-commerce penetration in Fiscal 2022 as a larger percentage of retail stores were open in Fiscal 2022 compared to Fiscal 2021.

Selling and administrative expenses decreased as a percentage of net sales from 45.6% in Fiscal 2021 to 42.7% in Fiscal 2022, reflecting decreased expenses as a percentage of net sales in all of our operating business units. The decrease as a percentage of net sales in expenses in Fiscal 2022 was primarily due to greater leverage of fixed expenses as a result of the significant increase in revenue and to reduced occupancy expense as a percentage of sales, partially offset by increased performance-based compensation. The reduction in occupancy expense as a percentage of sales is driven in part by benefits from our ongoing lease initiative and was partially offset by increased percentage rent as a result of increased sales. Our annual performance-based economic value added (EVA) compensation plan, which is for essentially all corporate and non-store division employees, is designed to be self-funded by improved earnings and capital efficiency on a year-over-year basis. The plan is designed to reward increasing net operating earnings after taxes minus a charge for capital on a year-over-year basis. As a result of the significant improvement in our earnings on a more efficient capital base in Fiscal 2022, we accrued performance-based compensation expense of $54 million in Fiscal 2022, of which $48 million will be paid in the first quarter of Fiscal 2023. The remaining amount, which is subject to a service requirement, is an estimate that is expected to be paid in Fiscal 2024, Fiscal 2025 and Fiscal 2026 and could increase or decrease according to our future performance. We did not accrue performance-based incentive compensation in Fiscal 2021, as we experienced a significant decline in earnings compared to Fiscal 2020 as a result of the COVID-19 pandemic. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings") for Fiscal 2022 were $153.0 million, compared to a pretax loss of $111.7 million for Fiscal 2021. Pretax earnings for Fiscal 2022 included an asset impairment and other gain of $8.1 million which included an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for retail store asset impairments. The pretax loss for Fiscal 2021 included a goodwill impairment charge of $79.3 million and an asset impairment and other charge of $18.7 million which included $13.8 million for retail store asset impairments and $5.3 million for a trademark impairment, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

Net earnings for Fiscal 2022 were $114.9 million, or $7.92 diluted earnings per share compared to a net loss of $56.4 million, or $3.97 diluted loss per share for Fiscal 2021. The effective income tax rate was 24.9% for Fiscal 2022 compared to 49.8% for Fiscal 2021. The effective tax rate for Fiscal 2022 was lower compared to Fiscal 2021 as the one-time tax benefits from initiatives under the CARES Act were partially offset by the non-deductibility of the goodwill impairment charge in Fiscal 2021, did not apply to Fiscal 2022. See Item 8, Note 12, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

During Fiscal 2022, we benefitted from government stimulus which we don’t expect to recur going forward. We expect a more normalized promotional environment in Fiscal 2023, thereby reducing gross margins. We expect lower performance-based compensation expense and higher occupancy expense next year as Fiscal 2022 benefitted from leverage in occupancy expense as a result of the significant increase in revenue as well as rent abatements and government relief in Fiscal 2022 which is not expected to recur going forward in Fiscal 2023. In addition, we expect increased freight and logistics costs with a more normalized supply chain and inventory levels in the back half of Fiscal 2023.

Journeys Group

	Fiscal Year Ended		%
	2022	2021	Change
	(dollars in thousands)
Net sales	$1,576,475	$1,227,954	28.4%
Operating income	$165,336	$76,896	115.0%
Operating margin	10.5%	6.3%

Net sales from Journeys Group increased 28.4% to $1.58 billion for Fiscal 2022 compared to $1.23 billion for Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during Fiscal 2021 due to the COVID-19 pandemic, partially offset by decreased digital comparable sales. The store count for Journeys Group was 1,135 stores at the end of Fiscal 2022, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada, compared to 1,159 stores at the end of Fiscal 2021, including 233 Journeys Kidz stores, 47 Journeys stores in Canada and 38 Little Burgundy stores in Canada.

Journeys Group operating income for Fiscal 2022 increased 115.0% to $165.3 million, compared to $76.9 million for Fiscal 2021. The increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, primarily reflecting decreased markdowns, improved initial margins and decreased shipping and warehouse expenses and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of revenue growth, and to decreased occupancy expense as a percentage of sales, partially offset by increased performance-based compensation.

Schuh Group

	Fiscal Year Ended		%
	2022	2021	Change
	(dollars in thousands)
Net sales	$423,560	$305,941	38.4%
Operating income (loss)	$19,257	$(11,602)	NM
Operating margin	4.5%	(3.8)%

Net sales from the Schuh Group increased 38.4% to $423.6 million for Fiscal 2022, compared to $305.9 million for Fiscal 2021, primarily due to increased store sales, resulting from the reopening of stores that were closed during Fiscal 2021 due to the COVID-19 pandemic, the favorable impact of $22.6 million due to changes in foreign exchange rates and increased digital comparable sales. Stores were open almost 80% of possible operating days in Fiscal 2022 compared to 58% of possible operating days in Fiscal 2021. Schuh Group operated 123 stores at the end of Fiscal 2022 and Fiscal 2021.

Schuh Group operating income for Fiscal 2022 was $19.3 million compared to an operating loss of $11.6 million for Fiscal 2021. The increase in earnings this year reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting more full-price selling and decreased shipping and warehouse expense and (iii) decreased selling and administrative expenses as a percentage of net sales, reflecting decreased occupancy expense as a percentage of sales, grant income from the U.K. and ROI governments, and greater leverage of fixed expenses as a result of revenue growth, partially offset by increased performance-based compensation and marketing expenses. In addition, Schuh Group's operating income included a favorable impact of $0.4 million for Fiscal 2022 due to changes in foreign exchange rates.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2022	2021	Change
	(dollars in thousands)
Net sales	$252,855	$152,941	65.3%
Operating income (loss)	$7,029	$(47,624)	NM
Operating margin	2.8%	(31.1)%

Johnston & Murphy Group net sales increased 65.3% to $252.9 million for Fiscal 2022 from $152.9 million for Fiscal 2021 primarily due to increased store sales, resulting from the reopening of stores closed during Fiscal 2021 due to the COVID-19 pandemic, and increased wholesale sales and digital comparable sales. Retail operations accounted for 78.5% of Johnston & Murphy Group's sales in Fiscal 2022, up from 77.6% in Fiscal 2021. The store count for Johnston & Murphy retail operations at the end of Fiscal 2022 included 167 Johnston & Murphy shops and factory stores, including eight stores in Canada, compared to 178 Johnston & Murphy shops and factory stores, including eight stores in Canada, at the end of Fiscal 2021.

Johnston & Murphy Group operating income for Fiscal 2022 was $7.0 million compared to an operating loss of $47.6 million in Fiscal 2021. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales, reflecting decreased retail markdowns, decreased inventory reserves, decreased shipping and warehouse expense and a higher mix of retail product and (iii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of fixed expenses as a result of revenue growth, especially occupancy and compensation expenses, partially offset by increased performance-based compensation expense.

Licensed Brands

	Fiscal Year Ended		%
	2022	2021	Change
	(dollars in thousands)
Net sales	$169,194	$99,694	69.7%
Operating income (loss)	$6,583	$(5,430)	NM
Operating margin	3.9%	(5.4)%

Licensed Brands’ net sales increased 69.7% to $169.2 million for Fiscal 2022 from $99.7 million for Fiscal 2021, reflecting primarily the growth of our Levi's footwear business as well as increased sales in our other licensed brands as customers began to recover from the COVID-19 pandemic and order volumes from our wholesale customers improved.

Licensed Brands’ operating income increased from a loss of $5.4 million for Fiscal 2021 to income of $6.6 million for Fiscal 2022. The $12.0 million increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as the prior year gross margin was impacted by pre-Togast acquisition royalty and commission cost and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased bad debt expense and shipping and compensation expenses, partially offset by increased royalty and performance-based compensation expense. While gross margin increased for Fiscal 2022, excess freight and logistics costs related to supply chain challenges negatively impacted gross margin.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2022 was $42.6 million compared to $119.5 million for Fiscal 2021. Corporate expense in Fiscal 2022 included an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for retail store asset impairments. Corporate expense in Fiscal 2021 included non-cash impairment charges of $79.3 million related to goodwill, $13.8 million related to retail store assets and $5.3 million for trademarks, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition. Corporate and other expense, excluding asset impairment and other charges, increased $29.1 million reflecting increased performance-based compensation expense and rent expense on our new headquarters building. In Fiscal 2021, we did not record any performance-based compensation expense.

Net interest expense decreased to $2.4 million in Fiscal 2022 from $5.1 million in Fiscal 2021 primarily due to decreased average borrowings in Fiscal 2022.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Fiscal Year Ended
(dollars in millions)	January 29, 2022	January 30, 2021	Increase (Decrease)
Net cash provided by operating activities	$239.9	$157.8	$82.1
Net cash used in investing activities	(33.9)	(24.0)	(9.9)
Net cash used in financing activities	(101.2)	(3.2)	(98.0)
Effect of foreign exchange rate fluctuations on cash	0.6	3.1	(2.5)
Increase in cash and cash equivalents	$105.4	$133.7	$(28.3)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $82.1 million higher for Fiscal 2022 compared to Fiscal 2021, reflecting primarily the following factors:

•
A $156.2 million increase in cash flow from changes in prepaids and other current assets, primarily reflecting decreased prepaid income taxes, in part due to the receipt of an income tax refund;
•
A $58.7 million increase in cash flow from changes in other accrued liabilities, primarily reflecting increased performance-based compensation accruals in Fiscal 2022 compared to payments of Fiscal 2020 performance-based compensation accruals in Fiscal 2021; and
•
A $28.9 million increase in cash flow from increased earnings in Fiscal 2022, net of intangible impairment in the first quarter of Fiscal 2021 and deferred income taxes; partially offset by
•
A $65.7 million decrease in cash flow from changes in inventory, reflecting a $10.8 million decrease in inventory in Fiscal 2022 versus Fiscal 2021 compared to a $76.5 million decrease in inventory in Fiscal 2021 versus Fiscal 2020;
•
A $28.8 million decrease in cash flow from changes in other assets and liabilities, primarily reflecting rent payments made in Fiscal 2022 versus rent payments held in Fiscal 2021; and
•
A $25.9 million decrease in cash flow from changes in accounts payable reflecting changes in buying patterns.

Cash used in investing activities was $9.9 million higher for Fiscal 2022 compared to Fiscal 2021 reflecting increased capital expenditures primarily related to our new headquarters building and digital and omni-channel initiatives, partially offset by the proceeds from the sale of a distribution warehouse.

Cash used in financing activities was $98.0 million higher in Fiscal 2022 as compared to Fiscal 2021 reflecting share repurchases in Fiscal 2022.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On January 28, 2022, we entered into a Third Amendment to our Credit Facility to, among other things, extend the maturity date to January 28, 2027 and remove the first in-last out term loan that was in an amount equal to $17.5 million. The Total Commitments (as defined in the Credit Agreement) for the revolving loans remains at $332.5 million. As of January 29, 2022, we have borrowed $15.7 million under our Credit Facility.

On October 9, 2020, Schuh entered into a Facility Letter with Lloyds under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a RCF of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023. As of January 29, 2022, we have not borrowed under the Schuh Facility Letter.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of January 29, 2022.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our liquidity needs in Fiscal 2023 and the foreseeable future.

Our Fiscal 2022 year end cash benefitted from lower inventory levels resulting from supply chain disruptions. During Fiscal 2023, we expect our primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and other working capital obligations including those related to taxes, as well as employee compensation, which includes payment of the current portion of the Fiscal 2022 performance-based compensation accrual of approximately $48 million. Given the continued uncertainty and the potential impact on consumer spending from the COVID-19 pandemic and recent geopolitical events, we believe it is prudent to maintain higher than usual cash balances to support potential disruptions in cash flow. While the timing and amount of any common stock repurchases will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions, we will also consider returning cash to our shareholders through opportunistic share repurchases pursuant to our repurchase authorization described in more detail below.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. During Fiscal 2022, we have received approximately $26 million of such refunds and expect to receive the balance in Fiscal 2023.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of January 29, 2022.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$15,679	$—	$15,679
Operating Lease Obligations(1)	711,900	169,973	541,927
Purchase Obligations(2)	11,446	11,446	—
Other Long-Term Liabilities	791	172	619
Total Contractual Obligations	$739,816	$181,591	$558,225

(1) Operating lease obligations excludes $10.9 million for leases signed but not yet commenced.

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

Capital Expenditures

Capital expenditures were $53.9 million and $24.1 million for Fiscal 2022 and 2021, respectively. The $29.8 million increase in Fiscal 2022 capital expenditures as compared to Fiscal 2021 is primarily related to the Company's new headquarters building and digital and omni-channel initiatives.

We expect total capital expenditures for Fiscal 2023 to be approximately $55 million of which approximately 55% is for new stores and renovations and 45% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel initiatives and other. Planned capital expenditures excludes approximately $11 million for our new corporate headquarters building. We do not currently have any longer term capital expenditures or other cash requirements other than as set forth in the contractual obligations table. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. As of January 29, 2022, we accrued $4.8 million for share repurchases that will settle in Fiscal 2023 which is included in other accrued liabilities on the Consolidated Balance Sheets. We were operating under a $100.0 million repurchase authorization from September 2019. In February 2022, we announced a $100.0 million increase to the existing $100.0 million share repurchase authorization. As of March 23, 2022, we have $100.3 million remaining under the expanded share repurchase authorization. We did not repurchase any shares in Fiscal 2021. We repurchased 4,570,015 shares during Fiscal 2020 at a cost of $189.4 million or an average of $41.44 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 16, "Legal Proceedings", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We have $15.7 million (£11.7 million) of outstanding U.S. revolver borrowings at a weighted average interest rate of 1.48% as of January 29, 2022. A 100 basis point increase in interest rates would increase annual interest expense by $0.2 million on the $15.7 million revolver borrowings.

Cash and Cash Equivalents – Our cash and cash equivalent balances are held in our bank accounts and not invested at this time. We did not have significant exposure to changing interest rates on invested cash at January 29, 2022. As a result, we consider the interest rate risk implicit in these investments at January 29, 2022 to be low.

Summary – Based on our overall market interest rate exposure at January 29, 2022, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2023 would not be material.

Accounts Receivable – Our accounts receivable balance at January 29, 2022 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 38%, one customer accounted for 13% and one customer accounted for 7% of our total trade receivables balance, while no other customer accounted for more than 6% of our total trade receivables balance as of January 29, 2022. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating income for Fiscal 2022 were positively impacted by $22.6 million and $0.4 million, respectively, due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2022 are included in Note 2, "New Accounting Pronouncements", to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

Critical Accounting Estimates

As a result of the continuing economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of inventory, goodwill, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.4 million at January 29, 2022.

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

The quantitative impairment test for indefinite lived trademarks compares the fair value of the trademark with the carrying value of the related trademark. If the fair value of the trademark is less than the carrying value of the trademark, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the trademark’s fair value. We estimate fair value using the best information available, and compute the fair value using an income approach that estimates the savings that the trademark owner would realize from owning that asset instead of having to pay rent or a royalty for the use of it. Key assumptions in our fair value estimate are the selected royalty rate and discount rate. Other significant estimates and assumptions include terminal value growth rates and future profitability expectations.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent it is more likely than not that some portion or all of a deferred asset will not be realized, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At January 29, 2022, we had a deferred tax valuation allowance of $42.2 million.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting

We have audited Genesco Inc. and Subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated March 23, 2022 expressed an unqualified opinion thereon.

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

March 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Schuh Group Indefinite Lived Trademark
Description of the Matter

At January 29, 2022 the Company had $22.6 million recorded for the indefinite lived trademark associated with the Schuh Group. As discussed in Notes 1, 3, and 4 to the consolidated financial statements, the Company assesses indefinite lived trademarks for impairment on an annual basis, or on an interim basis if indicators of impairment are present. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.

Auditing the Company’s quantitative indefinite lived trademark impairment test was complex and highly judgmental due to the subjective nature of the significant assumptions used in the determination of estimated fair value for the Schuh Group trademark. For example, the fair value estimate was sensitive to significant assumptions, including royalty rate, and discount rate, which are affected by expected future market or economic conditions and industry and company-specific qualitative factors.

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

To test the estimated fair value of the Schuh Group trademark, we performed audit procedures that included, among others, testing the significant assumptions discussed above, testing the underlying data used by the Company in its analyses by comparing to historical and other industry data, as well as validating certain assertions with data internal to the Company and from other sources. We compared the significant assumptions used by the Company to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of the Company’s revenue projections by comparing the Company’s past projections to actual performance. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the Schuh Group trademark. Finally, we involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions, including assisting in evaluating the Company’s royalty rate and discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Nashville, Tennessee

March 23, 2022

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 29, 2022	January 30, 2021
Current Assets:
Cash and cash equivalents	$320,525	$215,091
Accounts receivable, net of allowances of $4,656 at January 29, 2022 and $5,015 at January 30, 2021	39,509	31,410
Inventories	278,200	290,966
Prepaids and other current assets	71,564	130,128
Total current assets	709,798	667,595
Property and equipment, net	216,308	207,842
Operating lease right of use asset	543,789	621,727
Goodwill	38,556	38,550
Other intangibles	29,855	30,929
Deferred income taxes	1,466	—
Other noncurrent assets	22,327	20,725
Total Assets	$1,562,099	$1,587,368
Liabilities and Equity
Current Liabilities:
Accounts payable	$152,484	$150,437
Current portion - operating lease liability	145,088	173,505
Other accrued liabilities	134,156	78,991
Total current liabilities	431,728	402,933
Long-term debt	15,679	32,986
Long-term operating lease liability	471,878	527,549
Other long-term liabilities	40,346	57,141
Total liabilities	959,631	1,020,609
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	827	1,009
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	14,256	15,438
Additional paid-in capital	291,444	282,308
Retained earnings	350,206	320,920
Accumulated other comprehensive loss	(36,408)	(35,059)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	602,468	566,759
Total Liabilities and Equity	$1,562,099	$1,587,368

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2022	2021	2020
Net sales	$2,422,084	$1,786,530	$2,197,066
Cost of sales	1,240,948	982,063	1,133,951
Gross margin	1,181,136	804,467	1,063,115
Selling and administrative expenses	1,033,625	813,775	966,423
Goodwill impairment	—	79,259	—
Asset impairments and other, net	(8,056)	18,682	13,374
Operating income (loss)	155,567	(107,249)	83,318
Other components of net periodic benefit cost (income)	128	(670)	(395)
Interest expense (net of interest income of $0.6 million, $0.3 million and $2.1 million for Fiscal 2022, 2021 and 2020, respectively)	2,448	5,090	1,278
Earnings (loss) from continuing operations before income taxes	152,991	(111,669)	82,435
Income tax expense (benefit)	38,044	(55,641)	20,678
Earnings (loss) from continuing operations	114,947	(56,028)	61,757
Loss from discontinued operations, net of tax of $0.0 million, $0.2 million and $0.1 million for Fiscal 2022, 2021 and 2020, respectively	(97)	(401)	(373)
Net Earnings (Loss)	$114,850	$(56,429)	$61,384

Basic earnings (loss) per common share:
Continuing operations	$8.11	$(3.94)	$3.97
Discontinued operations	0.00	(0.03)	(0.02)
Net earnings (loss)	$8.11	$(3.97)	$3.95

Diluted earnings (loss) per common share:
Continuing operations	$7.92	$(3.94)	$3.94
Discontinued operations	0.00	(0.03)	(0.02)
Net earnings (loss)	$7.92	$(3.97)	$3.92

Weighted average shares outstanding:
Basic	14,170	14,216	15,544
Diluted	14,509	14,216	15,671

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income

In Thousands, except as noted

	Fiscal Year
	2022	2021	2020
Net earnings (loss)	$114,850	$(56,429)	$61,384
Other comprehensive income (loss):
Pension liability adjustment net of tax of $2.1 million for 2020	—	—	6,035
Postretirement liability adjustment net of tax of $0.3 million, $0.1 million and $1.0 million for 2022, 2021 and 2020, respectively	(735)	314	(2,697)
Foreign currency translation adjustments	(613)	(3,705)	2,930
Total other comprehensive income (loss)	(1,348)	(3,391)	6,268
Comprehensive Income (Loss)	$113,502	$(59,820)	$67,652

The accompanying Notes are an integral part of these Consolidated Financial Statement.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$114,850	$(56,429)	$61,384
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	42,969	46,499	49,574
Deferred income taxes	(18,710)	39,142	660
Impairment of intangible assets	—	84,519	269
Impairment of long-lived assets	2,049	13,871	2,827
Restricted stock expense	9,132	8,460	10,077
Provision for discontinued operations	132	345	425
Loss on sale of business	—	—	86
Loss on pension plan termination	—	—	11,510
Gain on sale of assets	(19,140)	—	—
Other	766	3,916	568
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(8,280)	(4,159)	656
Inventories	10,829	76,525	1,930
Prepaids and other current assets	58,388	(97,842)	16,228
Accounts payable	3,763	29,631	(10,333)
Other accrued liabilities	50,927	(7,732)	(20,787)
Other assets and liabilities	(7,805)	20,995	(7,904)
Net cash provided by operating activities	239,870	157,741	117,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,905)	(24,130)	(29,767)
Other investing activities	74	—	171
Acquisitions, net of cash acquired	(80)	—	(33,524)
Proceeds from (payments for) sale of businesses	—	—	98,677
Proceeds from asset sales	20,013	110	17,751
Net cash provided by (used in) investing activities	(33,898)	(24,020)	53,308
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	—	(9,133)
Borrowings under revolving credit facility	29,283	221,310	93,328
Payments on revolving credit facility	(46,516)	(205,327)	(135,403)
Shares repurchased related to share repurchase plan	(78,068)	—	(190,384)
Restricted shares withheld for taxes	(4,076)	(1,223)	(2,355)
Change in overdraft balances	(516)	(16,573)	(12,557)
Additions to deferred financing costs	(1,276)	(1,350)	(7)
Other	—	(1)	—
Net cash used in financing activities	(101,169)	(3,164)	(256,511)
Effect of foreign exchange rate fluctuations on cash	631	3,116	96
Net Increase (Decrease) in Cash and Cash Equivalents	105,434	133,673	(85,937)
Cash and cash equivalents at beginning of year	215,091	81,418	167,355
Cash and cash equivalents at end of year	$320,525	$215,091	$81,418
Supplemental information:
Interest paid	$2,331	$4,386	$3,005
Income taxes paid (refunded)	(178)	7,685	4,899
Cash paid for amounts included in measurement of operating lease liabilities	193,661	142,908	188,247
Operating leased assets obtained in exchange for new operating lease liabilities	80,378	38,731	80,078
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 2, 2019	$1,060	$19,591	$264,138	$508,555	$(37,936)	$(17,857)	$737,551
Cumulative adjustment from ASC 842, net of tax	—	—	—	(4,208)	—	—	(4,208)
Net earnings	—	—	—	61,384	—	—	61,384
Other comprehensive income	—	—	—	—	6,268	—	6,268
Employee and non-employee restricted stock	—	—	10,077	—	—	—	10,077
Restricted stock issuance	—	285	(285)	—	—	—	—
Restricted shares withheld for taxes	—	(56)	56	(2,355)	—	—	(2,355)
Shares repurchased	—	(4,570)	—	(184,804)	—	—	(189,374)
Other	(51)	(64)	115	—	—	—	—
Balance February 1, 2020	1,009	15,186	274,101	378,572	(31,668)	(17,857)	619,343
Net loss	—	—	—	(56,429)	—	—	(56,429)
Other comprehensive loss	—	—	—	—	(3,391)	—	(3,391)
Employee and non-employee restricted stock	—	—	8,460	—	—	—	8,460
Restricted stock issuance	—	467	(467)	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(1,223)	—	—	(1,223)
Other	—	(150)	149	—	—	—	(1)
Balance January 30, 2021	1,009	15,438	282,308	320,920	(35,059)	(17,857)	566,759
Net earnings		—	—	114,850	—	—	114,850
Other comprehensive loss	—	—	—	—	(1,348)	—	(1,348)
Employee and non-employee restricted stock	—	—	9,132	—	—	—	9,132
Restricted stock issuance	—	244	(244)	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(4,076)	—	—	(4,076)
Shares repurchased	—	(1,361)	—	(81,488)	—	—	(82,849)
Other	(182)	—	183	—	(1)	—	—
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the U.K. and the ROI; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At January 29, 2022, we operated 1,425 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During Fiscal 2022, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2022, 2021 and 2020 were all 52-week years with 364 days. Fiscal 2022 ended on January 29, 2022, Fiscal 2021 ended on January 30, 2021 and Fiscal 2020 ended on February 1, 2020.

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

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $39.7 million and $21.8 million as of January 29, 2022 and January 30, 2021, respectively, which is included in cash and cash equivalents on the Consolidated Balance Sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

There were no cash equivalents at January 29, 2022 or January 30, 2021.

At January 29, 2022 and January 30, 2021, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $0.0 million and $0.5 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 38%, one customer accounted for 13% and one customer accounted for 7% of our total trade receivables balance, while no other customer accounted for more than 6% of our total trade receivables balance as of January 29, 2022.

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

Depreciation expense related to property and equipment was approximately $42.4 million, $45.6 million and $49.4 million for Fiscal 2022, 2021 and 2020, respectively.

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

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $11.5 million as of both January 29, 2022 and January 30, 2021.

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

Our Consolidated Balance Sheets include an accrued liability for gift cards of $6.3 million and $5.0 million as of January 29, 2022 and January 30, 2021, respectively. Gift card breakage recognized as revenue was $1.0 million, $0.8 million and $1.0 million for Fiscal 2022, 2021 and 2020, respectively. During Fiscal 2022, we recognized $3.1 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of January 30, 2021.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $12.8 million, $10.1 million and $5.6 million for Fiscal 2022, 2021 and 2020, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $299.6 million, $269.8 million and $334.4 million for Fiscal 2022, 2021 and 2020, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $106.4 million, $80.1 million and $72.3 million for Fiscal 2022, 2021 and 2020, respectively.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $10.7 million, $6.2 million and $9.1 million for Fiscal 2022, 2021 and 2020, respectively. During Fiscal 2022, 2021 and 2020, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions were not material for Fiscal 2022, 2021 and 2020.

Commitments

As a result of the Togast acquisition, we also have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung. If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost. At January 29, 2022, the related inventory owned by Samsung had a historical cost of $11.4 million. As of January 29, 2022, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

Note 3

COVID-19

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, we temporarily closed or modified operating models and hours of our retail stores in North America, the U.K. and the ROI beginning in March 2020, both in response to governmental requirements including “stay-at-home” orders and similar mandates and voluntarily, beyond the requirements of local government authorities. A portion of our store fleet remained closed during Fiscal 2021 and the majority of Fiscal 2022. By the end of the third quarter of Fiscal 2022, we were operating in substantially all locations.

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

We evaluated our goodwill and indefinite-lived intangible assets for indicators of impairment at the end of each quarter of Fiscal 2021 and Fiscal 2022. During the first quarter of Fiscal 2021, such evaluation caused us to determine that, when considering the impact of COVID-19, indicators of impairment existed relating to the goodwill associated with Schuh Group and certain other trademarks. Therefore, we updated the goodwill impairment analysis for Schuh Group, and, as a result, recorded a goodwill impairment charge of $79.3 million during the quarter ended May 2, 2020. In addition, we updated our impairment analysis for other intangible assets and, as a result, recorded a trademark impairment charge of $5.3 million during the quarter ended May 2, 2020. There were no impairment indicators for the remainder of Fiscal 2021 or for Fiscal 2022.

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

During Fiscal 2021 and the first half of Fiscal 2022, we withheld certain contractual rent payments generally correlating with time periods when our stores were closed and/or correlating with sales declines from Fiscal 2020. We continue to recognize rent expense in accordance with the contractual terms. We worked with landlords in various markets to seek commercially reasonable lease concessions given the impact of COVID-19. In cases where the agreements did not result in a substantial increase in the rights of the lessor or the obligation of the lessee such that the total cash flows of the modified lease were substantially the same or less than the total cash flows of the existing lease, we did not reevaluate the contract terms. For these lease agreements, we recognized a reduction in variable rent expense in the period that the concession was granted.

On March 27, 2020, the U.S. government enacted the CARES Act, which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which were treated as government subsidies to offset related operating expenses. Qualified payroll tax credits under the CARES Act and other foreign subsidy programs reduced our selling and administrative expenses by approximately $7.8 million and $13.8 million during Fiscal 2022 and Fiscal 2021, respectively, on our Consolidated Statements of Operations.

Savings from a government program in the U.K. have provided property tax relief for Fiscal 2022 and Fiscal 2021 of approximately $9.7 million and $13.3 million, respectively. Other government relief programs in the U.K., the ROI and Canada provided savings in Fiscal 2022 of approximately $5.2 million in the aggregate.

The COVID-19 pandemic continues to evolve. The emergence of variants from the original strain, its economic impact and actions taken in response thereto, including, without limitation, the timing and availability of COVID-19 vaccines and effective medical treatments may result in prolonged or recurring periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending in our stores and online. These may lead to increased asset recovery and valuation risks, such as impairment of our store and other assets and an inability to realize deferred tax assets due to sustaining losses in certain jurisdictions. The uncertainties in the global economy have and are likely to continue to impact the financial viability of our suppliers, and other business partners, which have interrupted and may continue to interrupt our supply chain, limit our ability to collect receivables and require other changes to our operations. These and other factors have and may continue to adversely impact our net sales, gross margin, operating income and earnings per share financial measures.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 30, 2021	$10,082	$28,468	$38,550
Effect of foreign currency exchange rates	5	1	6
Balance, January 29, 2022	$10,087	$28,469	$38,556

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

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Jan. 29, 2022	Jan. 30, 2021	Jan. 29, 2022	Jan. 30, 2021	Jan. 29, 2022	Jan. 30, 2021	Jan. 29, 2022	Jan. 30, 2021
Gross other intangibles	$25,935	$26,443	$6,586	$6,617	$400	$400	$32,921	$33,460
Accumulated amortization	—	—	(2,666)	(2,131)	(400)	(400)	(3,066)	(2,531)
Other Intangibles, net	$25,935	$26,443	$3,920	$4,486	$—	$—	$29,855	$30,929

(1)
Includes a $22.6 million trademark at January 29, 2022 related to Schuh Group and $3.4 million related to Journeys Group.
(2)
Includes $5.1 million for the Togast acquisition.
(3)
Backlog for Togast.

The amortization of intangibles was $0.6 million, $0.9 million and $0.2 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Currently, amortization of intangibles is expected to be $0.6 million for each of the next five years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 5

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment and operating lease right of use assets, in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax gain to earnings of $8.1 million in Fiscal 2022, including an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for retail store asset impairments.

We recorded a pretax charge to earnings of $18.7 million in Fiscal 2021, including $13.8 million for retail store asset impairments and $5.3 million for trademark impairment, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

We recorded a pretax charge to earnings of $13.4 million in Fiscal 2020, including $11.5 million pension settlement expense and $3.1 million for retail store asset impairments, partially offset by a $0.6 million gain on the sale of the Lids Sports Group headquarters building, a $0.4 million gain for lease terminations and a $0.2 million gain related to Hurricane Maria.

Note 6

Inventories

(In thousands)	January 29, 2022	January 30, 2021
Wholesale finished goods	$28,432	$27,851
Retail merchandise	249,768	263,115
Total Inventories	$278,200	$290,966

Note 7

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	January 29, 2022	January 30, 2021
Land	$7,233	$7,451
Buildings and building equipment	73,962	74,617
Computer hardware, software and equipment	152,075	138,516
Furniture and fixtures	124,536	127,635
Construction in progress	42,903	14,422
Improvements to leased property	325,180	334,267
Property and equipment, at cost	725,889	696,908
Accumulated depreciation	(509,581)	(489,066)
Total Property and Equipment, net	$216,308	$207,842

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 7

Property and Equipment and Other Current Accrued Liabilities, Continued

(In thousands)	January 29, 2022	January 30, 2021
Accrued employee compensation(1)	$60,575	$11,025
Accrued other taxes	17,631	15,578
Accrued income taxes	2,385	674
Provision for discontinued operations	491	527
Other accrued liabilities	53,074	51,187
Total Other Current Accrued Liabilities	$134,156	$78,991

(1) Includes accrual for performance-based incentive compensation of $48.1 million and $0.0 million as of January 29, 2022 and January 30, 2021, respectively.

Note 8

Fair Value

The carrying amounts and fair values of our financial instruments at January 29, 2022 and January 30, 2021 are:

(In thousands)	January 29, 2022		January 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$15,679	$15,679	$32,986	$33,612

Since our Credit Facility was amended on January 28, 2022, the carrying amount of our U.S. revolver borrowings as of January 29, 2022 approximates fair value.

Carrying amounts reported on our Consolidated Balance Sheets for cash, cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

As of January 29, 2022, we have $11.4 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 9

Long-Term Debt

Credit Facility

On January 28, 2022, we entered into a Third Amendment (the “Third Amendment”) to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (as amended, the “Credit Facility” or the “Credit Agreement”), to, among other things, (i) extend the maturity date to January 28, 2027, (ii) remove the first in-last out term loan that was in an amount equal to $17.5 million and (iii) add certain in-transit inventory to the borrowing base, subject to customary eligibility requirements. In addition, the Third Amendment makes conforming changes to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"), the Sterling Overnight Index Average ("SONIA") and EURIBOR. The Total Commitments (as defined in the Credit Agreement) for the revolving loans remains at $332.5 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Long-Term Debt, Continued

The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles and deposit accounts. Equity interests, certain equipment, intellectual property and most leasehold interests are specifically excluded. The Credit Facility continues to provide for the borrowing base to include real estate as those assets are added or maintained as collateral and contains customary real estate covenants. The current outstanding long-term debt balance of $15.7 million bears interest at an average rate of 1.48% and matures January 28, 2027.

Deferred financing costs incurred of $1.2 million related to the amended Credit Facility were capitalized and are being amortized over the term of the new agreement. The remaining balance of deferred financing costs incurred related to the previous Credit Facility are being amortized over the term of the new agreement. These costs are included in other non-current assets on the Consolidated Balance Sheets.

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

We are required to pay a commitment fee on the actual daily unused portions of the Credit Facility at a rate of 0.20% per annum.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the loan cap. If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the loan cap, the Credit Facility requires us to have a fixed charge coverage ratio of not less than 1.0:1.0. Excess Availability was $165.3 million at January 29, 2022.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Long-Term Debt, Continued

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of January 29, 2022.

U.K. Credit Agreement

On October 9, 2020, Schuh entered into a facility letter (the "Facility Letter") with Lloyds Bank (“Lloyds”) under the U.K.'s Coronavirus Large Business Interruption Loan Scheme pursuant to which Lloyds made available a revolving capital facility (the "RCF") of £19.0 million for the purpose of refinancing Schuh's existing indebtedness with Lloyds. The RCF expires in October 2023 and bears interest at 2.5% over the Bank of England Base Rate. The Facility Letter includes certain financial covenants tested against Schuh, which took effect in the second quarter of Fiscal 2022. Following certain customary events of default outlined in the Facility Letter, payment of outstanding amounts due under the RCF may be accelerated or the commitments may be terminated. The RCF is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Letter and certain existing ancillary facilities on an unsecured basis.

We were in compliance with all the relevant terms and conditions of the Facility Letter as of January 29, 2022.

(In thousands)	January 29, 2022	January 30, 2021
U.S. Revolver borrowings	$15,679	$32,986
U.K. revolver borrowings	—	—
Total long-term debt	15,679	32,986
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$15,679	$32,986

The revolver borrowings outstanding under the Credit Facility at January 29, 2022 included $15.7 million (£11.7 million) U.S. revolver borrowings. We had outstanding letters of credit of $9.6 million under the Credit Facility at January 29, 2022. These letters of credit support lease and insurance indemnifications.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Leases

We lease our office space and all of our retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2037. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. Our lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage. Generally, most of the leases require us to pay taxes, insurance, maintenance costs and contingent rentals based on sales. We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of our right-of-use assets and liabilities. Approximately 2% of our leases contain renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement, which was subsequently amended, for approximately 182,000 square feet of office space which will replace our current corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each. The lease on our current Nashville office expires in April 2022. We are in discussions on a short-term lease extension for our current Nashville office to extend the lease through the end of June 2022 in order to complete the move to our new headquarters building.

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the years ended January 29, 2022 and January 30, 2021.

(In thousands)	Fiscal 2022	Fiscal 2021
Operating lease cost	$174,127	$160,973
Variable lease cost	21,540	9,562
Less: Sublease income	(246)	(165)
Net Lease Cost	$195,421	$170,370

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at January 29, 2022:

Fiscal Years	(In thousands)
2023	$169,973
2024	142,451
2025	114,281
2026	93,827
2027	67,026
Thereafter	124,342
Total undiscounted future minimum lease payments	711,900
Less: Amounts representing interest	(94,934)
Total Present Value of Operating Lease Liabilities	$616,966

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of January 29, 2022 and January 30, 2021 are:

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years)	5.8 years	5.5 years
Weighted-average discount rate	5.0%	5.1%

As of January 29, 2022, we have additional operating leases that have not yet commenced with estimated right of use liabilities of $10.9 million. These leases will commence in Fiscal 2023 with lease terms of 1 to 12 years.

Beginning in March 2020, we suspended rent payments under the leases for our temporarily closed stores and initiated discussions with landlords to obtain lease concessions. We have considered the FASB’s guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and have elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Also, in accordance with the FASB’s guidance, we apply this election for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our obligations or in the rights of the landlord. We continued to recognize contractual rent expense while lease concessions are under negotiation with the respective landlord. The rent concessions are recognized in the period when the amendment is executed. COVID-19 related lease concessions decreased our contractual rent expense by approximately $17 million and $34 million during Fiscal 2022 and Fiscal 2021, respectively. As of January 29, 2022 and January 30, 2021, we had an accrued liability for unpaid rent related to the closed stores of $2.1 million and $26.9 million, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
		As of Fiscal Year End			As of Fiscal Year End
Class	Shares Authorized	2022	2021	2020	2022	2021	2020
Employees’ Subordinated Convertible Preferred	5,000,000	28,325	34,425	34,440	$850	$1,033	$1,033
Stated Value of Issued Shares					850	1,033	1,033
Employees’ Preferred Stock Purchase Accounts					(23)	(24)	(24)
Total Non-Redeemable Preferred Stock					$827	$1,009	$1,009

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 29, 2022 – 14,256,408 shares; January 30, 2021 –15,438,338 shares. There were 488,464 shares held in treasury at January 29, 2022 and January 30, 2021. Each outstanding share is entitled to one vote. At January 29, 2022, common shares were reserved as follows: 28,325 shares for conversion of preferred stock and 850,847 shares for the 2020 Genesco Inc. Equity Incentive Plan (the "2020 Plan").

For the year ended January 29, 2022, 229,363 shares of common stock were issued as restricted shares as part of the 2020 Plan; 14,936 shares were issued to directors in exchange for their services; 64,535 shares were withheld for taxes on restricted stock vested in Fiscal 2022; 6,885 shares of restricted stock were forfeited in Fiscal 2022; and 6,100 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 1,360,909 shares of common stock at an average weighted market price of $60.88 for a total of $82.8 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Equity, Continued

For the year ended January 30, 2021, 428,362 shares of common stock were issued as restricted shares as part of the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan (the "2009 Plan"); 38,723 shares were issued to directors in exchange for their services; 64,382 shares were withheld for taxes on restricted stock vested in Fiscal 2021; 150,050 shares of restricted stock were forfeited in Fiscal 2021; and 15 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. We did not repurchase any shares of common stock in Fiscal 2021.

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

Note 12

Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

	Fiscal Year
(In thousands)	2022	2021	2020
United States	$130,517	$(3,123)	$83,871
Foreign	22,474	(108,546)	(1,436)
Total Earnings (Loss) from Continuing Operations before Income Taxes	$152,991	$(111,669)	$82,435

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Income Taxes, Continued

Income tax expense from continuing operations is comprised of the following:

	Fiscal Year
(In thousands)	2022	2021	2020
Current
U.S. federal	$49,354	$(106,397)	$16,313
International	3,555	1,391	322
State	3,845	10,223	3,383
Total Current Income Tax Expense (Benefit)	56,754	(94,783)	20,018
Deferred
U.S. federal	(22,542)	48,511	(463)
International	54	2,773	1,145
State	3,778	(12,142)	(22)
Total Deferred Income Tax Expense	(18,710)	39,142	660
Total Income Tax Expense (Benefit) – Continuing Operations	$38,044	$(55,641)	$20,678

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	Fiscal Year
	2022	2021	2020
U. S. federal statutory rate of tax	21.00%	21.00%	21.00%
State taxes (net of federal tax benefit)	3.94	1.35	3.62
Foreign rate differential	(0.11)	(0.25)	(2.21)
Change in valuation allowance	1.58	(10.70)	3.64
Credits	(0.55)	0.44	(0.93)
Permanent items	(0.05)	(0.66)	1.72
Uncertain federal, state and foreign tax positions	—	—	(2.01)
CARES Act	—	41.53	—
Outside Basis Difference - IRC Section 165(g) 3	—	10.34	—
Goodwill Impairment	—	(13.50)	—
Other	(0.94)	0.28	0.25
Effective Tax Rate	24.87%	49.83%	25.08%

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

Deferred tax assets and liabilities are comprised of the following:

(In thousands)	January 29, 2022	January 30, 2021
Pensions	$553	$229
Lease obligation	159,411	175,113
Book over tax depreciation	17,369	13,528
Expense accruals	11,965	10,388
Uniform capitalization costs	4,844	4,886
Provisions for discontinued operations and restructurings	596	650
Inventory valuation	394	2,242
Tax net operating loss and credit carryforwards	31,646	39,829
Allowances for bad debts and notes	863	888
Deferred compensation and restricted stock	2,736	2,945
Identified intangibles	1,409	1,586
Other	35	34
Gross deferred tax assets	231,821	252,318
Deferred tax asset valuation allowance	(42,195)	(36,561)
Deferred tax asset net of valuation allowance	189,626	215,757
Identified intangibles	(6,333)	(4,677)
Prepaids	(1,784)	(1,765)
Right of use asset	(150,554)	(163,674)
Tax over book depreciation	(30,421)	(64,009)
Other	(1,051)	(1,120)
Gross deferred tax liabilities	(190,143)	(235,245)
Net Deferred Tax Liabilities	$(517)	$(19,488)

We have an income tax receivable of $53.4 million included in prepaids and other current assets on the Consolidated Balance Sheets as of January 29, 2022.

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	As of Fiscal Year Ended
	2022	2021
Net non-current asset	$1,466	$-
Net non-current liability	(1,983)	(19,488)
Net Deferred Tax Assets	$(517)	$(19,488)

As of January 29, 2022 and January 30, 2021, we had state net operating loss carryforwards of $13.9 million and $22.4 million, respectively. We provided a valuation allowance against these attributes of $3.2 million as of both January 29, 2022 and January 30, 2021. The attributes expire in fiscal years 2023 through 2039.

As of January 29, 2022 and January 30, 2021, we had state tax credits of $0.5 million each year. These credits expire in fiscal years 2023 through 2026.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Income Taxes, Continued

As of January 29, 2022 and January 30, 2021, we had foreign net operating loss carryforwards of $50.6 million and $57.6 million, respectively, which have a carryforward period at least 17 years.

As of January 29, 2022, we have provided a total valuation allowance of approximately $42.2 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $5.6 million net increase in valuation allowance during Fiscal 2022 from the $36.6 million provided for as of January 30, 2021 relates primarily to foreign tax attributes. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of January 29, 2022, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the Tax Cuts and Jobs Act (the "Act"). An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of January 29, 2022, an immaterial amount of additional deferred taxes would have been provided.

As of January 29, 2022, foreign tax credit carryforwards of approximately $4.1 million were available to reduce possible future U.S. income taxes and which expire from 2028 to 2031. As a result of the Act, we may no longer utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $3.9 million has been established against these credits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Fiscal Year
(In thousands)	2022	2021	2020
Unrecognized Tax Benefit – Beginning of Period	$178	$178	$1,835
Gross Increases (Decreases) – Tax Positions in a Current Period	—	—	178
Settlements	—	—	(931)
Lapse of Statutes of Limitations	—	—	(904)
Unrecognized Tax Benefit – End of Period	$178	$178	$178

The amount of unrecognized tax benefits as of January 29, 2022, January 30, 2021 and February 1, 2020 which would impact the annual effective rate if recognized were $0.2 million each year. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2022, 2021 or 2020.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 31, 2019 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. Our U.S. federal income tax returns for fiscal years ended January 31, 2019 and beyond remain subject to examination.

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

Change in Benefit Obligation

	Other Benefits
	As of Fiscal Year End
(In thousands)	2022	2021
Benefit obligation at beginning of year	$5,606	$7,025
Service cost	111	89
Interest cost	102	124
Plan participants’ contributions	143	134
Benefits paid	(874)	(550)
Actuarial (gain) loss	1,017	(1,216)
Benefit Obligation at End of Year	$6,105	$5,606
Funded Status at End of Year	$(6,105)	$(5,606)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Other Benefits
	As of Fiscal Year End
(In thousands)	2022	2021
Current liabilities	$(676)	$(708)
Noncurrent liabilities	(5,429)	(4,898)
Net Amount Recognized	$(6,105)	$(5,606)

Amounts recognized in accumulated other comprehensive loss consist of:

	Other Benefits
	As of Fiscal Year Ended
(In thousands)	2022	2021
Prior service cost	$—	$(322)
Net loss	1,708	1,040
Total Recognized in Accumulated Other Comprehensive Loss	$1,708	$718

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Other Postretirement Benefit Plans, Continued

Components of Net Periodic Benefit Cost

Net Periodic Benefit Cost

	Other Benefits
	Fiscal Year
(In thousands)	2022	2021	2020
Service cost	$111	$89	$89

Interest cost	102	124	151
Amortization:
Prior service cost	(322)	(921)	(921)
Losses	348	128	22
Net amortization	26	(793)	(899)
Other components of net periodic benefit cost (income)	$128	$(669)	$(748)
Net Periodic Benefit Cost (Income)	$239	$(580)	$(659)

Reconciliation of Accumulated Other Comprehensive Income

Other Benefits
(In thousands)	Fiscal 2022
Net (gain) loss	$1,016
Amortization of prior service cost	322
Amortization of net actuarial loss	(348)
Total Recognized in Other Comprehensive Income	$990
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1,229

Weighted-average assumptions used to determine benefit obligations

	Other Benefits
	As of Fiscal Year End
	2022	2021
Discount rate	2.43%	1.49%
Rate of compensation increase	NA	NA

For Fiscal 2022 and 2021, the discount rate was based on a yield curve of high-quality corporate bonds with cash flows matching our planned expected benefit payments.

Weighted-average assumptions used to determine net periodic benefit costs

	Other Benefits
	Fiscal Year
	2022	2021	2020
Discount rate	2.43%	1.49%	3.48%
Expected long-term rate of return on plan assets	NA	NA	NA
Rate of compensation increase	NA	NA	NA

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Other Postretirement Benefit Plans, Continued

Assumed health care cost trend rates

	As of Fiscal Year End
	2022	2021
Health care cost trend rate assumed for next year	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.75%
Year that the rate reaches the ultimate trend rate	2025	2023

Estimated Future Benefit Payments

Expected benefit payments for other postretirement benefits, paid from the employee benefit trust, are as follows:

Estimated future payments	Other Benefits ($ in millions)
2022	$0.7
2023	0.6
2024	0.6
2025	0.6
2026	0.5
2027 – 2031	2.4

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older.

Since January 1, 2005, we have matched 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2 1/2 % of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for the matching program was approximately $5.9 million for Fiscal 2022, $2.9 million for Fiscal 2021 and $5.3 million for Fiscal 2020. As a result of the COVID-19 pandemic, we suspended our match of employee contributions as of May 1, 2020. The match was reinstated on January 1, 2021.

Note 14

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Earnings Per Share, Continued

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2022	2021	2020
Weighted-average number of shares - basic	14,170	14,216	15,544
Common stock equivalents	339	0	127
Weighted-average number of shares - diluted	14,509	14,216	15,671

Common stock equivalents are excluded in Fiscal 2021 due to the loss from continuing operations.

We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. We accrued $4.8 million for share repurchases as of January 29, 2022 which is included in other accrued liabilities on the Consolidated Balance Sheets. We were operating under a $100.0 million repurchase authorization from September 2019. In February 2022, we announced a $100.0 million increase to the existing $100.0 million share repurchase authorization. As of March 23, 2022, we have $100.3 million remaining under the expanded share repurchase authorization. We did not repurchase any shares in Fiscal 2021. We repurchased 4,570,015 shares during Fiscal 2020 at a cost of $189.4 million or an average of $41.44 per share.

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

In addition, we established the 2020 Restricted Cash Incentive Program (the “Program”) in Fiscal 2021 to attract and retain executive officers and key employees. Total cash of $2.7 million was granted in June 2020 under this Program. Cash granted under the Program will primarily vest 25% per year over four years. Only employees that were employed as of the grant date were eligible for the Program. The compensation paid under the Program is taxable and subject to applicable tax withholding requirements. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations, for this cash grant was $0.7 million and $0.4 million for Fiscal 2022 and Fiscal 2021, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Share-Based Compensation Plans, Continued

On February 5, 2020, our chief executive officer was issued a one-time grant of stock options under the 2009 Plan of 26,620 shares with a grant date fair value of $500,000. The fair value of the one-time stock option is recognized as compensation expense ratably over the vesting period. We estimated the fair value of the stock option award as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the stock option award granted during Fiscal 2021 were expected price volatility of 45.0%, a risk-free rate of 1.52% and a weighted average term of 6.25 years. This resulted in a fair value of $18.78 per share for this one-time stock option.

We recognized $0.1 million of stock option related share-based compensation in both Fiscal 2022 and Fiscal 2021 in selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of January 29, 2022, there was $0.3 million of unrecognized compensation expense related to these stock options under the 2009 Plan. For Fiscal 2020, we did not recognize any stock option related share-based compensation for our stock incentive plans as all such amounts were fully recognized in earlier periods. We did not capitalize any share-based compensation expense.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2022, 2021 and 2020. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date. For awards made prior to Fiscal 2021, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the Board.

The grants for Fiscal 2022 were valued at $107,500, per director, and the grants for Fiscal 2021 and Fiscal 2020 were valued at $91,375 for each year, per director. In addition, we issued 504 shares to three newly elected directors in Fiscal 2022. For Fiscal 2022, 2021 and 2020, we issued 14,936 shares, 28,266 shares and 14,455 shares, respectively, of director restricted stock.

In addition, the 2009 Plan permitted an outside director to elect irrevocably to receive all or a specified portion of his or her annual retainers for Board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election was effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. The 2020 Plan does not permit the issuance of retainer stock. For Fiscal 2021 and 2020, we issued 10,457 shares and 10,913 shares, respectively, of Retainer Stock. Director retainer fees were reduced during Fiscal 2021 primarily related to the COVID-19 pandemic. In connection with the fee reduction, 2,965 shares of Retainer Stock were forfeited during Fiscal 2021.

We recognized $0.7 million, $0.9 million and $1.3 million of director restricted stock related share-based compensation in Fiscal 2022, 2021 and 2020 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Share-Based Compensation Plans, Continued

Employee Restricted Stock

Under the 2020 Plan, we issued 228,444 shares of employee restricted stock in Fiscal 2022. Under the 2009 Plan, we issued 427,741 shares and 269,816 shares of employee restricted stock in Fiscal 2021 and 2020, respectively. Shares of employee restricted stock issued in Fiscal 2022, 2021 and 2020 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, we issued 919, 621 and 1,800 restricted stock units in Fiscal 2022, 2021 and 2020, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $8.3 million, $7.4 million and $8.8 million for Fiscal 2022, 2021 and 2020, respectively.

A summary of the status of our nonvested shares of our employee restricted stock as of January 29, 2022 is presented below:

Nonvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 2, 2019	591,338	$42.99
Granted	269,816	42.48
Vested	(138,765)	47.56
Withheld for federal taxes	(55,598)	46.51
Forfeited	(77,013)	42.19
Nonvested at February 1, 2020	589,778	41.46
Granted	427,741	19.62
Vested	(139,962)	50.35
Withheld for federal taxes	(64,382)	50.29
Forfeited	(147,085)	36.62
Nonvested at January 30, 2021	666,090	27.98
Granted	228,444	63.40
Vested	(162,205)	30.47
Withheld for federal taxes	(64,535)	30.36
Forfeited	(6,885)	34.89
Nonvested at January 29, 2022	660,909	$39.46

As of January 29, 2022, we had $20.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.81 years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Legal Proceedings

Environmental Matters

The Company has legacy obligations including environmental monitoring and reporting costs related to: (i) a 2016 Consent Judgment entered into with the United States Environmental Protection Agency involving the site of a knitting mill operated by a former subsidiary of ours from 1965 to 1969 in Garden City, New York; and (ii) a 2010 Consent Decree with the Michigan Department of Natural Resources and Environment relating to our former Volunteer Leather Company facility in Whitehall, Michigan. We do not expect that future obligations related to either of these sites will have a material effect on our financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of January 29, 2022, $1.5 million as of January 30, 2021 and $1.5 million as of February 1, 2020. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.2 million in Fiscal 2022, $0.3 million in Fiscal 2021 and $0.4 million in Fiscal 2020. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Guarantee Related to Discontinued Operations

As part of the Lids Sports Group sales transaction, the purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for nine Lids Sports Group leases with lease expirations through May of 2025 and estimated maximum future payments totaling $9.6 million as of January 29, 2022. We do not believe the fair value of the guarantees is material to our Consolidated Financial Statements.

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt, corporate fixed assets, corporate operating lease right of use assets and miscellaneous investments. We do not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including a gain on the sale of a distribution warehouse, a pension settlement charge, major litigation and major lease terminations.

Fiscal 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,576,475	$423,560	$252,855	$170,619	$—	$2,423,509
Intercompany sales	—	—	—	(1,425)	—	(1,425)
Net sales to external customers	$1,576,475	$423,560	$252,855	$169,194	$—	$2,422,084
Segment operating income (loss)	$165,336	$19,257	$7,029	$6,583	$(50,694)	$147,511
Asset impairments and other(1)	—	—	—	—	8,056	8,056
Operating income	165,336	19,257	7,029	6,583	(42,638)	155,567
Other components of net periodic benefit cost	—	—	—	—	(128)	(128)
Interest expense,net	—	—	—	—	(2,448)	(2,448)
Earnings from continuing operations before income taxes	$165,336	$19,257	$7,029	$6,583	$(45,214)	$152,991
Total assets at fiscal year end(2)	$678,680	$207,495	$128,187	$67,658	$480,079	$1,562,099
Depreciation and amortization	28,903	6,942	4,612	1,081	1,431	42,969
Capital expenditures	22,438	3,062	4,647	1,071	22,687	53,905

(1)
Asset impairments and other includes an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and a $2.0 million charge for retail store asset impairments, of which $1.0 million is in the Journeys Group, $0.8 million is in the Schuh Group and $0.2 million is in the Johnston & Murphy Group.
(2)
Of our $760.1 million of long-lived assets, $113.9 million and $26.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,227,954	$305,941	$152,941	$101,287	$—	$1,788,123
Intercompany sales	—	—	—	(1,593)	—	(1,593)
Net sales to external customers	$1,227,954	$305,941	$152,941	$99,694	$—	$1,786,530
Segment operating income (loss)	$76,896	$(11,602)	$(47,624)	$(5,430)	$(21,548)	$(9,308)
Goodwill impairment (1)	—	—	—	—	(79,259)	(79,259)
Asset impairments and other(2)	—	—	—	—	(18,682)	(18,682)
Operating income (loss)	76,896	(11,602)	(47,624)	(5,430)	(119,489)	(107,249)
Other components of net periodic benefit income	—	—	—	—	670	670
Interest expense, net	—	—	—	—	(5,090)	(5,090)
Earnings (loss) from continuing operations before income taxes	$76,896	$(11,602)	$(47,624)	$(5,430)	$(123,909)	$(111,669)
Total assets at fiscal year end(3)	$767,535	$232,681	$159,027	$58,320	$369,805	$1,587,368
Depreciation and amortization	29,326	8,885	5,487	1,317	1,484	46,499
Capital expenditures	16,188	2,794	4,064	356	728	24,130

(1)
Goodwill impairment of $79.3 million is related to Schuh Group.
(2)
Asset impairments and other includes a $13.8 million charge for retail store asset impairments, of which $7.0 million is in the Johnston & Murphy Group, $4.1 million is in the Journeys Group and $2.7 million is in the Schuh Group, and a $5.3 million charge for trademark impairment, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.
(3)
Of our $829.6 million of long-lived assets, $140.9 million and $35.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 17

Business Segment Information, Continued

Fiscal 2020
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Intercompany sales	—	—	—	—	—	—
Net sales to external customers	$1,460,253	$373,930	$300,850	$61,859	$174	$2,197,066
Segment operating income (loss)	$114,945	$4,659	$17,702	$(698)	$(39,916)	$96,692
Asset impairments and other(1)	—	—	—	—	(13,374)	(13,374)
Operating income	114,945	4,659	17,702	(698)	(53,290)	83,318
Other components of net periodic benefit income	—	—	—	—	395	395
Interest expense, net	—	—	—	—	(1,278)	(1,278)
Earnings from continuing operations before income taxes	$114,945	$4,659	$17,702	$(698)	$(54,173)	$82,435
Total assets at fiscal year end(2)	$908,312	$363,205	$197,670	$63,385	$147,906	$1,680,478
Depreciation and amortization	29,122	11,466	6,091	660	2,235	49,574
Capital expenditures	17,920	4,890	5,540	428	989	29,767

(1)
Asset impairments and other includes an $11.5 million pension settlement expense and a $3.1 million charge for retail store asset impairments, of which $1.2 million is in the Johnston & Murphy Group, $1.2 million is in the Schuh Group and $0.7 million is in the Journeys Group, partially offset by a $0.6 million gain on the sale of the Lids Sport Group headquarters building, a $0.4 million gain for lease terminations and a $0.2 million gain related to Hurricane Maria.
(2)
Of our $973.4 million of long-lived assets, $174.4 million and $46.2 million relate to long-lived assets in the U.K. and Canada, respectively.

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

Based on their evaluation as of January 29, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 29, 2022, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein. The report by Ernst & Young LLP is included in Item 8.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B, OTHER INFORMATION

Not applicable.

ITEM 9C, DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2022, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Information about Our Executive Officers” in this report.

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

ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2022, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2022, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 29, 2022 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	919	$—	850,847
Equity compensation plans not approved by security holders	—	—	—
Total	919	$—	850,847

(1)
Restricted stock units issued to certain employees at no cost.
(2)
Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

* For additional information concerning our equity compensation plans, see the discussion in Note 15, "Share-Based Compensation Plans".

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2022, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 23, 2022, to be filed with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, January 29, 2022 and January 30, 2021

Consolidated Statements of Operations, each of the three fiscal years ended 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2022, 2021 and 2020

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2022, 2021 and 2020

Consolidated Statements of Equity, each of the three fiscal years ended 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2022, 2021 and 2020

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 95.

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

c.

Amendment to Asset Purchase Agreement dated September 30, 2020, by and among Genesco Brands NY, LLC, Togast LLC, Togast Direct, LLC, TGB Design, LLC, Quanzhou TGB Footwear Co. Ltd and Anthony LoConte. Incorporated by reference to Exhibit (2)c to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (File No. 1-3083).

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

e.

Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of January 28, 2022 by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lender party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 3, 2022. (File No. 1-3083).

f.

Amendment and Restatement Agreement, dated March 19, 2020, between Schuh Limited, as Parent, and others as Borrowers and Guarantors and Lloyds Bank PLC, as Arranger, Agent and Security Trustee. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 24, 2020 (File No. 1-3083).

g.

Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

h.

Genesco Inc. 2005 Equity Incentive Plan Amended and Restated as of October 24, 2007. Incorporated by reference to Exhibit (10)d to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (File No.1-3083).

	i.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083)
j.

Genesco Inc. Third Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

k.

First Amendment to the Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc. Incorporated by reference to Exhibit (10)a to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2021. (File No. 1-3083).

l.

Second Amendment to the Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc. Incorporated by reference to Exhibit (10)a to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021. (File No. 1-3083).

	m.	Genesco Inc. 2020 Equity Incentive Pan. Incorporated by reference to Appendix A to Genesco Inc.’s Definitive Proxy Statement on Schedule 14A, filed May 15, 2020. (File No. 1-3083).
	n.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	o.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
p.

Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

q.

Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

r.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).
s.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083). (P)
t.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
u.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
v.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

w.

First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

x.

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

gg.

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

ii.

Schedule to Trademark License Agreement (Dockers® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)dd to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

jj.

Amendment No. 1 to Trademark License Agreement, dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)ee to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

kk.

Facility Letter, dated October 9, 2020, between Schuh Limited and Lloyds Bank plc. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 14, 2020. (File No. 1-3083).

(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 93.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits (10)g through (10)r, (10)v through (10)aa and (10)ff are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

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

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc., and

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc.,

of our reports dated March 23, 2022, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries and included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 29, 2022, and the financial statement schedule of Genesco Inc. included herein.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 23, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Thomas A. George
Thomas A. George
Senior Vice President – Finance and
Chief Financial Officer

Date: March 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of February, 2022.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Thomas A. George	Senior Vice President – Finance and
Thomas A. George	Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew C. Diamond*	Mary Meixelsperger*

John F. Lambros *	Kevin P. McDermott*

Thurgood Marshall, Jr.*	Gregory A. Sandfort*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 29, 2022

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended January 29, 2022

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$5,015	$19	$(378)	$4,656
Markdown Allowance (1)	$14,951	$—	$(11,792)	$3,159

Year Ended January 30, 2021

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,940	$2,606	$(531)	$5,015
Markdown Allowance (1)	$5,559	$11,080	$(1,688)	$14,951

Year Ended February 1, 2020

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,894	$133	$(87)	$2,940
Markdown Allowance (1)	$7,019	$1,579	$(3,039)	$5,559

(1)
Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.