Form 10-Q
period 2022-04-30
GENESCO INC
filed 2022-06-09
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended April 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Former address: 1415 Murfreesboro Pike, Nashville, Tennessee 37217-2895

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

As of May 27, 2022, there were 13,728,784 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic; disruptions to our business, sales, supply chain and financial results; the level of consumer spending on our merchandise and interest in our brands and in general, the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; risks related to doing business internationally, including the manufacturing of a portion of our products in China; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; the effects of the withdrawal of the United Kingdom ("U.K.") from the European Union ("Brexit") and other sources of market weakness in the U.K. and the Republic of Ireland (the “ROI”); the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation, including our ability to pass increased cost on to consumers; effects resulting from wars and other military operations; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; weakness in shopping mall traffic; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to open additional retail stores, renew leases in existing stores, control or lower occupancy costs, to conduct required remodeling or refurbishment on schedule and at expected expense levels; realize anticipated cost savings, including rent savings; realize any anticipated tax benefits, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	April 30, 2022	January 29, 2022	May 1, 2021
Current Assets:
Cash and cash equivalents	$200,623	$320,525	$258,044
Accounts receivable, net of allowances of $5,074 at April 30, 2022,
$4,656 at January 29, 2022 and $4,474 at May 1, 2021	48,868	39,509	45,891
Inventories	401,479	278,200	301,017
Prepaids and other current assets	74,609	71,564	117,467
Total current assets	725,579	709,798	722,419
Property and equipment, net	219,421	216,308	208,759
Operating lease right of use assets	508,986	543,789	639,575
Goodwill	38,487	38,556	38,944
Other intangibles	28,298	29,855	31,112
Deferred income taxes	4,269	1,466	—
Other noncurrent assets	23,402	22,327	21,558
Total Assets	1,548,442	1,562,099	1,662,367
Liabilities and Equity
Current Liabilities:
Accounts payable	243,224	152,484	164,975
Current portion - operating lease liabilities	137,770	145,088	158,295
Other accrued liabilities	83,882	134,156	112,648
Total current liabilities	464,876	431,728	435,918
Long-term debt	14,712	15,679	44,169
Long-term operating lease liabilities	430,606	471,878	555,204
Other long-term liabilities	37,910	40,346	48,068
Total liabilities	948,104	959,631	1,083,359
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	818	827	828
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	14,217	14,256	15,444
Additional paid-in capital	294,628	291,444	284,396
Retained earnings	348,757	350,206	329,798
Accumulated other comprehensive loss	(40,225)	(36,408)	(33,601)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	600,338	602,468	579,008
Total Liabilities and Equity	$1,548,442	$1,562,099	$1,662,367

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net sales	$520,748	$538,695
Cost of sales	269,304	281,033
Gross margin	251,444	257,662
Selling and administrative expenses	243,481	239,465
Asset impairments and other, net	(283)	2,670
Operating income	8,246	15,527
Other components of net periodic benefit cost (income)	98	(39)
Interest expense (net of interest income of $0.1 million for each of the three months ended April 30, 2022 and May 1, 2021)	297	729
Earnings from continuing operations before income taxes	7,851	14,837
Income tax expense	2,882	5,943
Earnings from continuing operations	4,969	8,894
Loss from discontinued operations, net of tax	(22)	(16)
Net Earnings	$4,947	$8,878

Basic earnings per common share:
Continuing operations	$0.38	$0.62
Discontinued operations	0.00	0.00
Net earnings	$0.38	$0.62

Diluted earnings per common share:
Continuing operations	$0.37	$0.60
Discontinued operations	0.00	0.00
Net earnings	$0.37	$0.60

Weighted average shares outstanding:
Basic	12,961	14,287
Diluted	13,369	14,702

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net earnings	$4,947	$8,878
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	50	(44)
Foreign currency translation adjustments	(3,867)	1,502
Total other comprehensive income (loss)	(3,817)	1,458
Comprehensive Income	$1,130	$10,336

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,947	$8,878
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	10,551	10,889
Deferred income taxes	(2,820)	(10,054)
Impairment of long-lived assets	413	414
Share-based compensation expense	3,239	1,912
Other	499	149
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(9,977)	(14,186)
Inventories	(126,674)	(9,031)
Prepaids and other current assets	(3,490)	12,719
Accounts payable	92,061	14,784
Other accrued liabilities	(44,194)	33,832
Other assets and liabilities	(16,622)	(6,120)
Net cash provided by (used in) operating activities	(92,067)	44,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,397)	(12,102)
Net cash used in investing activities	(15,397)	(12,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	2,609	15,736
Payments on revolving credit facility	(2,609)	(4,678)
Shares repurchased related to share repurchase plan	(11,280)	—
Change in overdraft balances	—	(533)
Other	(2)	(35)
Net cash provided by (used in) financing activities	(11,282)	10,490
Effect of foreign exchange rate fluctuations on cash	(1,156)	379
Net increase (decrease) in cash and cash equivalents	(119,902)	42,953
Cash and cash equivalents at beginning of period	320,525	215,091
Cash and cash equivalents at end of period	$200,623	$258,044
Supplemental information:
Interest paid	$327	$538
Income taxes paid	225	127
Cash paid for amounts included in measurement of operating lease liabilities	57,278	45,532
Operating lease assets obtained in exchange for new operating lease liabilities	13,935	54,247

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Share-based compensation expense	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	$828	$15,444	$284,396	$329,798	$(33,601)	$(17,857)	$579,008

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	$818	$14,217	$294,628	$348,757	$(40,225)	$(17,857)	$600,338

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 28, 2023 ("Fiscal 2023") and of the fiscal year ended January 29, 2022 ("Fiscal 2022"). All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from the audited financial statements at that date. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2022, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 23, 2022.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvillewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At April 30, 2022, we operated 1,414 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended April 30, 2022 and May 1, 2021, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Cash and Cash Equivalents

There were cash equivalents of $95.0 million as of April 30, 2022. There were no cash equivalents as of January 29, 2022 or May 1, 2021. Our $95.0 million of cash equivalents at April 30, 2022 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities. Due to their short-term nature, the carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value of cash and cash equivalents.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.7 million and $3.6 million for the first quarters of Fiscal 2023 and Fiscal 2022, respectively.

Retail occupancy costs recorded in selling and administrative expense were $78.5 million and $70.8 million for the first quarters of Fiscal 2023 and Fiscal 2022, respectively.

Advertising Costs

Advertising costs were $22.1 million and $21.1 million for the first quarters of Fiscal 2023 and Fiscal 2022, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.2 million and $3.0 million for the first quarters of Fiscal 2023 and Fiscal 2022, respectively. During the first three months of each of Fiscal 2023 and Fiscal 2022, our cooperative advertising reimbursements received were not in excess of the costs incurred.

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic persists or worsens, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant.

New Accounting Pronouncements

We do not currently have any new accounting pronouncements pending adoption.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 29, 2022	$10,087	$28,469	$38,556
Effect of foreign currency exchange rates	(65)	(4)	(69)
Balance, April 30, 2022	$10,022	$28,465	$38,487

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Apr. 30, 2022	Jan. 29, 2022	Apr. 30, 2022	Jan. 29, 2022	Apr. 30, 2022	Jan. 29, 2022	Apr. 30, 2022	Jan. 29, 2022
Gross other intangibles	$24,521	$25,935	$6,498	$6,586	$400	$400	$31,419	$32,921
Accumulated amortization	—	—	(2,721)	(2,666)	(400)	(400)	(3,121)	(3,066)
Net Other Intangibles	$24,521	$25,935	$3,777	$3,920	$—	$—	$28,298	$29,855

Note 3

Asset Impairments and Other Charges

We recorded a pretax gain of $0.3 million in the first quarter of Fiscal 2023, including a gain of $0.7 million for the pension plan termination, partially offset by $0.4 million for retail store asset impairments.

We recorded pretax charges of $2.7 million in the first quarter of Fiscal 2022, including $2.3 million for professional fees related to actions of an activist shareholder and $0.4 for retail store asset impairments.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Inventories and Other Current Accrued Liabilities

Inventory

(In thousands)	April 30, 2022	January 29, 2022
Wholesale finished goods	$40,078	$28,432
Retail merchandise	361,401	249,768
Total Inventories	$401,479	$278,200

Other Current Accrued Liabilities

(In thousands)	April 30, 2022	January 29, 2022
Accrued employee compensation(1)	$16,887	$60,575
Accrued other taxes	14,918	17,631
Accrued income taxes	1,640	2,385
Provision for discontinued operations	486	491
Other accrued liabilities	49,951	53,074
Total Other Current Accrued Liabilities	$83,882	$134,156

(1) The accrual for performance-based incentive compensation of $48.1 million as of January 29, 2022 was paid in the first quarter of Fiscal 2023.

Note 5

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at April 30, 2022 and January 29, 2022 are as follows:

Fair Values
(In thousands)	April 30, 2022		January 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$14,712	$14,679	$15,679	$15,679

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of April 30, 2022, we have $3.5 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of April 30, 2022, we have $11.1 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	April 30, 2022	May 1, 2021
Weighted-average number of shares - basic	12,961	14,287
Common stock equivalents	408	415
Weighted-average number of shares - diluted	13,369	14,702

We repurchased 102,895 shares during the first quarter of Fiscal 2023 at a cost of $6.5 million, or $63.17 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement and it is included on the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022. We have $100.3 million remaining as of April 30, 2022 under our expanded share repurchase authorization announced in February 2022. We did not repurchase any shares during the first quarter of Fiscal 2022. During the second quarter of Fiscal 2023, through June 8, 2022, we have repurchased 175,000 shares at a cost of $10.1 million, or $57.94 per share.

Note 7

Long-Term Debt

(In thousands)	April 30, 2022	January 29, 2022
U.S. revolver borrowings	$14,712	$15,679
Total long-term debt	14,712	15,679
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$14,712	$15,679

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of April 30, 2022.

Note 8

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of each of April 30, 2022, January 29, 2022 and May 1, 2021. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first three months of Fiscal 2023 or Fiscal 2022. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Commitments

As part of our Licensed Brands business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At April 30, 2022, the inventory owned by Samsung had a historical cost of $16.7 million.

Note 10

Business Segment Information

Three Months Ended April 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$314,445	$88,159	$71,016	$47,900	$—	$521,520
Intercompany sales	—	—	—	(772)	—	(772)
Net sales to external customers	$314,445	$88,159	$71,016	$47,128	$—	$520,748
Segment operating income (loss)	$14,930	$(2,746)	$550	$3,793	$(8,564)	$7,963
Asset impairments and other (1)	—	—	—	—	283	283
Operating income (loss)	14,930	(2,746)	550	3,793	(8,281)	8,246
Other components of net periodic benefit cost	—	—	—	—	(98)	(98)
Interest expense, net	—	—	—	—	(297)	(297)
Earnings (loss) from continuing operations before income taxes	$14,930	$(2,746)	$550	$3,793	$(8,676)	$7,851
Total assets (2)	$766,780	$195,591	$146,914	$72,114	$367,043	$1,548,442
Depreciation and amortization	7,238	1,590	1,122	261	340	10,551
Capital expenditures	6,568	2,118	1,906	279	4,526	15,397

(1) Asset impairments and other includes a $0.3 million gain which includes a $0.7 million gain on the termination of the pension plan, partially offset by a $0.4 million charge for retail store asset impairments, which includes $0.2 million in Journeys Group and $0.2 million for Schuh Group.

(2) Of our $728.4 million of long-lived assets, $96.9 million and $23.4 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Three Months Ended May 1, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$376,548	$68,711	$48,762	$44,832	$—	$538,853
Intercompany sales	—	—	—	(158)	—	(158)
Net sales to external customers	$376,548	$68,711	$48,762	$44,674	$—	$538,695
Segment operating income (loss)	$33,124	$(3,847)	$(3,180)	$2,561	$(10,461)	$18,197
Asset impairments and other (1)	—	—	—	—	(2,670)	(2,670)
Operating income (loss)	33,124	(3,847)	(3,180)	2,561	(13,131)	15,527
Other components of net periodic benefit income	—	—	—	—	39	39
Interest expense, net	—	—	—	—	(729)	(729)
Earnings (loss) from continuing operations before income taxes	$33,124	$(3,847)	$(3,180)	$2,561	$(13,821)	$14,837
Total assets (2)	$765,228	$244,918	$146,736	$63,505	$441,980	$1,662,367
Depreciation and amortization	7,282	1,868	1,121	284	334	10,889
Capital expenditures	8,850	698	1,559	265	730	12,102

(1) Asset impairments and other includes a $2.3 million charge for professional fees related to the actions of an activist shareholder and a $0.4 million charge for retail store asset impairments, which includes $0.2 million in Journeys Group, $0.1 million in the Johnston & Murphy Group and $0.1 million in Schuh Group.

(2) Of our $848.3 million of long-lived assets, $135.4 million and $34.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales decreased 3.3% to $520.7 million for the first quarter of Fiscal 2023 compared to $538.7 million for the first quarter of Fiscal 2022. The sales decrease was driven by decreased comparable direct sales, partially offset by increased sales in the wholesale and store channels and a difficult comparison due to U.S. government stimulus-fueled consumer spending last year. The store channel increase was led by our Schuh Group business as its stores were only open 19% of possible days in the first quarter last year. Journeys Group sales decreased 16% in the first quarter this year, as Journeys was the beneficiary of government stimulus-fueled consumer spending in the first quarter last year, while Schuh Group sales increased 28%, Johnston & Murphy Group sales increased 46% and Licensed Brands sales increased 5% during the first quarter of Fiscal 2023 compared to the same quarter of Fiscal 2022.

Gross margin as a percentage of net sales increased to 48.3% during the first quarter of Fiscal 2023, compared to 47.8% for the first quarter of Fiscal 2022. This reflects increased gross margin as a percentage of net sales in all of our operating business units except Johnston & Murphy Group, primarily due to lower shipping and warehouse expense as a result of lower e-commerce penetration, increased full-price selling and price increases partially offset by the channel mix impact of increased wholesale sales and increased freight and logistics costs as a result of supply chain challenges.

Selling and administrative expenses as a percentage of net sales increased to 46.8% of net sales during the first quarter of Fiscal 2023 from 44.5% for the first quarter of Fiscal 2022, reflecting increased expenses as a percentage of net sales at Journeys Group and Schuh Group, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group and Licensed Brands. The overall increase in expenses as a percentage of net sales is due to more normalized occupancy expense as a result of the one-time benefits for rent credits and government tax relief to the COVID-19 pandemic in the U.K. in the first quarter last year, as well as increased selling salaries and compensation expense, partially offset by decreased performance-based compensation expense.

Operating margin was 1.6% for the first quarter of Fiscal 2023 compared to 2.9% in the first quarter of Fiscal 2022, reflecting decreased operating margin in Journeys Group, partially offset by improved operating margins in all our other operating business units. The decrease in operating margin for the first quarter this year compared to the first quarter last year was driven by more normalized expenses as a percentage of net sales.

Significant Developments

COVID-19

We closely monitored, and will continue to closely monitor, the impact of the COVID-19 pandemic on all facets of our business, including the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. Although we believe our sales were affected in the first quarter of Fiscal 2023 by the global and domestic supply chain challenges, primarily in the form of lower merchandise in-stock levels in our Journeys retail stores but also in our Johnston & Murphy stores, we have seen some improvement in our in-stock levels by the end of our first quarter of Fiscal 2023. These supply chain challenges remain ongoing and there can be no assurance that we will continue to experience improvements in our in-stock levels or that in-stock levels will reach the optimal levels to satisfy demand.

There are numerous uncertainties surrounding the COVID-19 pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I, Item 1A of our Fiscal 2022 Form 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in Fiscal 2023 and beyond. We cannot predict these uncertainties, or the corresponding impacts on our business, at this time.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There have been no other significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2022.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for the first three months of Fiscal 2023, as we believe that overall sales is a more meaningful metric during this period due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022.

Results of Operations – First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

Our net sales in the first quarter of Fiscal 2023 decreased 3.3% to $520.7 million compared to $538.7 million in the first quarter of Fiscal 2022. The sales decrease was driven by decreased comparable direct sales, partially offset by increased sales in the wholesale and store channels and a difficult comparison due to U.S. government stimulus-fueled consumer spending last year. The store channel increase was led by our Schuh Group business as its stores were only open 19% of possible days in the first quarter of Fiscal 2022 versus 100% of possible days in the first quarter of Fiscal 2023.

Gross margin decreased 2.4% to $251.4 million in the first quarter of Fiscal 2023 from $257.7 million in the first quarter of Fiscal 2022 but increased as a percentage of net sales from 47.8% to 48.3%, reflecting increased gross margin as a percentage of net sales in all of our operating business units except Johnston & Murphy Group, primarily due to lower shipping and warehouse expense as a result of lower e-commerce penetration, increased full-price selling and price increases, partially offset by the channel mix impact of increased wholesale sales and increased freight and logistics costs as a result of supply chain challenges.

Selling and administrative expenses in the first quarter of Fiscal 2023 increased 1.7% and increased as a percentage of net sales from 44.5% to 46.8%, reflecting increased expenses as a percentage of net sales at Journeys Group and Schuh Group, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group and Licensed Brands. The overall increase in expenses as a percentage of net sales is due to more normalized occupancy expense as a result of the one-time benefits for rent credits and government tax relief related to the COVID-19 pandemic in the U.K. in the first quarter last year, as well as increased selling salaries and compensation expense, partially offset by decreased performance-based compensation expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the first quarter of Fiscal 2023 were $7.9 million compared to $14.8 million for the first quarter of Fiscal 2022. Pretax earnings for the first quarter of Fiscal 2023 included an asset impairment and other gain of $0.3 million for a gain on the termination of the pension plan, partially offset by retail store asset impairments. Pretax earnings for the first quarter of Fiscal 2022 included asset impairments and other charges of $2.7 million for professional fees related to the actions of an activist shareholder and retail store asset impairments.

We recorded an effective income tax rate of 36.7% and 40.1% in the first quarter of Fiscal 2023 and Fiscal 2022, respectively. The tax rate for the first quarter of Fiscal 2023 is lower than Fiscal 2022, reflecting a reduction in the amount of foreign losses for which we are unable to recognize a tax benefit.

Net earnings for the first quarter of Fiscal 2023 were $4.9 million, or $0.37 diluted earnings per share compared to $8.9 million, or $0.60 diluted earnings per share, for the first quarter of Fiscal 2022.

Journeys Group

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change
	(dollars in thousands)
Net sales	$314,445	$376,548	(16.5)%
Operating income	$14,930	$33,124	(54.9)%
Operating margin	4.7%	8.8%

Net sales from Journeys Group decreased 16.5% to $314.4 million for the first quarter of Fiscal 2023, compared to $376.5 million for the first quarter of Fiscal 2022, primarily due to decreased store sales and decreased digital comparable growth. Journeys was the beneficiary of government stimulus-fueled consumer spending in the first quarter of Fiscal 2022 and experienced a lack of inventory in the first quarter this year to fill demand due to the impact of supply chain disruptions. Journeys Group operated 1,130 stores at the end of the first quarter of Fiscal 2023, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,143 stores at the end of the first quarter of last year, including 230 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada.

Journeys Group had operating income of $14.9 million for the first quarter of Fiscal 2023 compared to $33.1 million for the first quarter of Fiscal 2022. The decrease of 54.9% in operating income for Journeys Group was due to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy and selling salaries, as a result of decreased revenue in the first quarter this year, partially offset by decreased performance-based compensation expense. Gross margin increased as a percentage of net sales in the first quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022, reflecting lower shipping and warehouse expense.

Schuh Group

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change
	(dollars in thousands)
Net sales	$88,159	$68,711	28.3%
Operating loss	$(2,746)	$(3,847)	28.6%
Operating margin	(3.1)%	(5.6)%

Net sales from Schuh Group increased 28.3% to $88.2 million for the first quarter of Fiscal 2023 compared to $68.7 million for the first quarter of Fiscal 2022, primarily due to increased store sales as Schuh stores were only open 19% of possible days in the first quarter of Fiscal 2022 versus 100% of possible days in the first quarter of Fiscal 2023, partially offset by decreased digital comparable sales and an unfavorable impact of $4.7 million due to changes in foreign exchange rates. Schuh stores benefitted from pent up demand as the U.K. economy further re-opened this year and more people resumed normal pre-pandemic activities. Schuh Group operated 122 stores at the end of the first quarter of Fiscal 2023, compared to 123 stores at the end of the first quarter of Fiscal 2022.

Schuh Group had an operating loss of $2.7 million for the first quarter of Fiscal 2023 compared to an operating loss of $3.8 million for the first quarter of Fiscal 2022. The smaller loss this year reflects (i) increased net sales and (ii) increased gross margin as a percentage of net sales, reflecting decreased shipping and warehouse expense and less promotional activity in the first quarter of Fiscal 2023. Selling and administrative expenses increased as a percentage of net sales for the first quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022, reflecting more normalized occupancy expense due to the one-time benefits for rent credits and government property tax relief and other government relief related to the COVID-19 pandemic in the U.K. in the first quarter last year, as well as increased selling salaries, partially offset by decreased marketing expense.

Johnston & Murphy Group

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change
	(dollars in thousands)
Net sales	$71,016	$48,762	45.6%
Operating income (loss)	$550	$(3,180)	NM
Operating margin	0.8%	(6.5)%

Johnston & Murphy Group net sales increased 45.6% to $71.0 million for the first quarter of Fiscal 2023 from $48.8 million for the first quarter of Fiscal 2022, primarily due to increased store sales, wholesale sales and e-commerce sales, despite lower in-stock inventory levels this year.

Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Retail operations accounted for 70.5% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2023, down from 74.5% in the first quarter of Fiscal 2022. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2023 was 162 stores, including seven stores in Canada, compared to 178 stores, including eight stores in Canada, at the end of the first quarter of Fiscal 2022.

Johnston & Murphy Group operating income of $0.6 million for the first quarter of Fiscal 2023 improved $3.7 million compared to an operating loss of $3.2 million in the first quarter of Fiscal 2022. The increase was primarily due to (i) increased net sales and (ii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of expenses as a result of revenue growth, partially offset by increased bad debt expense. Gross margin as a percentage of net sales decreased for the first quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022 reflecting increased airfreight costs and the channel mix of more wholesale sales, partially offset by price increases, decreased retail markdowns and decreased shipping and warehouse expense.

Licensed Brands

	Three Months Ended
	April 30, 2022	May 1, 2021	% Change
	(dollars in thousands)
Net sales	$47,128	$44,674	5.5%
Operating income	$3,793	$2,561	48.1%
Operating margin	8.0%	5.7%

Licensed Brands' net sales increased 5.5% to $47.1 million for the first quarter of Fiscal 2023, from $44.7 million for the first quarter of Fiscal 2022, primarily reflecting the growth in the portfolio as a result of the selling, product and sourcing capabilities gained through an acquisition in late Fiscal 2020.

Licensed Brands' operating income was $3.8 million for the first quarter of Fiscal 2023 compared to $2.6 million in the first quarter of Fiscal 2022. The 48.1% increase in operating income was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales as increased freight and logistics costs were more than offset by fewer closeout sales as compared to last year and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expenses as a result of a favorable sales mix, partially offset by increased bad debt expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2023 was $8.3 million compared to $13.1 million for the first quarter of Fiscal 2022. Corporate expense in the first quarter of Fiscal 2023 included a gain of $0.3 million in asset impairment and other charges from a gain on the termination of the pension plan, partially offset by retail store asset impairments. Corporate expense in the first quarter of Fiscal 2022 included a $2.7 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments. The corporate expense decrease, excluding asset impairment and other charges, primarily reflected decreased performance-based compensation expense.

Net interest expense decreased to $0.3 million for the first quarter of Fiscal 2023 compared to net interest expense of $0.7 million for the first quarter of Fiscal 2022 primarily reflecting decreased average borrowings in the first quarter this year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	April 30, 2022	May 1, 2021	Increase (Decrease)
(in millions)
Net cash provided by (used in) operating activities	$(92.1)	$44.2	$(136.3)
Net cash used in investing activities	(15.4)	(12.1)	(3.3)
Net cash provided by (used in) financing activities	(11.3)	10.5	(21.8)
Effect of foreign exchange rate fluctuations on cash	(1.1)	0.4	(1.5)
Net increase (decrease) in cash and cash equivalents	$(119.9)	$43.0	$(162.9)

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $136.3 million higher for the first three months of Fiscal 2023 compared to the first three months of Fiscal 2022, reflecting primarily the following factors:

•
a $117.6 million decrease in cash flow from changes in inventory, primarily reflecting increased inventory growth in all of business units in the first three months of Fiscal 2023 as we continue to rebuild inventory following the significant supply chain disruptions resulting from the pandemic;
•
a $78.0 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting the payment of Fiscal 2022 performance-based compensation accruals in the first three months of Fiscal 2023 and much lower performance-based compensation accruals for the first three months of Fiscal 2023 compared to Fiscal 2022; and
•
a $16.2 million decrease in cash flow from changes in prepaids and other current assets, primarily reflecting increased prepaid rent in the first three months of Fiscal 2023 and the decrease in prepaid income taxes was much lower in the first three months of Fiscal 2023 compared to the decrease in prepaid income taxes in the first three months of Fiscal 2022; partially offset by
•
a $77.3 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first three months of Fiscal 2023.

Cash used in investing activities was $3.3 million higher for the first three months of Fiscal 2023 as compared to the first three months of Fiscal 2022 reflecting increased capital expenditures primarily related to the new headquarters building.

Cash used in financing activities was $21.8 million higher for the first three months of Fiscal 2023 as compared to the first three months of Fiscal 2022 reflecting share repurchases this year and the payment of Fiscal 2022 share repurchase accruals in the first three months of Fiscal 2023 along with decreased borrowings this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022.

As of April 30, 2022, we have borrowed $14.7 million (£11.7 million) under our Credit Facility. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of April 30, 2022.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our liquidity needs in Fiscal 2023 and the foreseeable future.

During the remainder of Fiscal 2023, we expect our primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and other working capital obligations including those related to taxes. Given the continued uncertainty and the potential impact on consumer spending from the COVID-19 pandemic and recent geopolitical events, we believe it is prudent to maintain higher than usual cash balances to support potential disruptions in cash flow. While the timing and amount of any common stock repurchases will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions, we will also consider returning cash to our shareholders through opportunistic share repurchases pursuant to our repurchase authorization described in more detail below.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such refunds in Fiscal 2022. We expect to receive the balance in Fiscal 2023.

Contractual Obligations

Our contractual obligations at April 30, 2022 decreased 7% compared to January 29, 2022, primarily due to decreased operating lease obligations and long-term debt, partially offset by increased purchase obligations.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2022 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2023 are expected to be approximately $50 million to $55 million of which approximately 56% is for new stores and remodels and 44% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. Planned capital expenditures excludes approximately $11 million, or $9 million net of tenant allowances, for the new corporate headquarters building.

Common Stock Repurchases

We repurchased 102,895 shares during the first quarter of Fiscal 2023 at a cost of $6.5 million, or $63.17 per share. There were $4.8 million share repurchases accrued in the fourth quarter of Fiscal 2022 included on the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022. We have $100.3 million remaining as of April 30, 2022 under our expanded share repurchase authorization announced in February 2022. We did not repurchase any shares during the first quarter of Fiscal 2022. During the second quarter of Fiscal 2023, through June 8, 2022, we have repurchased 175,000 shares at a cost of $10.1 million, or $57.94 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2023 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There have been no material changes to our exposure to market risks from those disclosed in the Form 10-K.

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

Based on their evaluation as of April 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and in the Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2022
1-30-22 to 2-26-22(1)	102,895	$63.17	102,895	$100,326

March 2022
2-27-22 to 3-26-22	—	$—	—	$—

April 2022
3-27-22 to 4-30-22	—	$—	—	$—

Total	102,895	$63.17	102,895	$100,326

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors in September 2019. In February 2022, the Board of Directors approved an additional $100.0 million be added to the prior authorization. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

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

Date: June 9, 2022