Form 10-Q
period 2022-07-30
GENESCO INC
filed 2022-09-08
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 26, 2022, there were 13,069,101 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to the ongoing novel coronavirus ("COVID-19") pandemic; disruptions to our business, sales, supply chain and financial results; the level of consumer spending on our merchandise and interest in our brands and in general, the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; risks related to doing business internationally, including the manufacturing of a portion of our products in China; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; the effects of the withdrawal of the United Kingdom ("U.K.") from the European Union ("Brexit"), impacts of the Russia-Ukraine war, and other sources of market weakness in the U.K. and the Republic of Ireland (the “ROI”); the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation, including our ability to pass increased cost on to consumers; effects resulting from wars and other military operations; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; weakness in shopping mall traffic; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to open additional retail stores, renew leases in existing stores, control or lower occupancy costs, to conduct required remodeling or refurbishment on schedule and at expected expense levels; realize anticipated cost savings, including rent savings; realize any anticipated tax benefits, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	July 30, 2022	January 29, 2022	July 31, 2021
Current Assets:
Cash	$44,939	$320,525	$304,039
Accounts receivable, net of allowances of $5,335 at July 30, 2022,
$4,656 at January 29, 2022 and $4,440 at July 31, 2021	42,782	39,509	31,872
Inventories	507,236	278,200	326,477
Prepaids and other current assets	99,455	71,564	91,554
Total current assets	694,412	709,798	753,942
Property and equipment, net	220,742	216,308	202,711
Operating lease right of use assets	491,412	543,789	610,188
Goodwill	38,523	38,556	38,787
Other intangibles	27,506	29,855	31,063
Deferred income taxes	4,519	1,466	—
Other noncurrent assets	22,606	22,327	21,929
Total Assets	1,499,720	1,562,099	1,658,620
Liabilities and Equity
Current Liabilities:
Accounts payable	226,779	152,484	186,593
Current portion - operating lease liabilities	135,571	145,088	156,562
Other accrued liabilities	80,266	134,156	134,407
Total current liabilities	442,616	431,728	477,562
Long-term debt	48,872	15,679	20,022
Long-term operating lease liabilities	413,416	471,878	524,857
Other long-term liabilities	34,283	40,346	48,082
Total liabilities	939,187	959,631	1,070,523
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	818	827	828
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	13,557	14,256	15,597
Additional paid-in capital	298,010	291,444	286,298
Retained earnings	307,929	350,206	336,659
Accumulated other comprehensive loss	(41,924)	(36,408)	(33,428)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	560,533	602,468	588,097
Total Liabilities and Equity	$1,499,720	$1,562,099	$1,658,620

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$535,332	$555,183	$1,056,080	$1,093,878
Cost of sales	281,018	282,661	550,322	563,694
Gross margin	254,314	272,522	505,758	530,184
Selling and administrative expenses	245,103	252,551	488,584	492,016
Asset impairments and other, net	129	7,070	(154)	9,740
Operating income	9,082	12,901	17,328	28,428
Other components of net periodic benefit cost	50	56	148	17
Interest expense, net	405	617	702	1,346
Earnings from continuing operations before income taxes	8,627	12,228	16,478	27,065
Income tax expense	976	1,354	3,858	7,297
Earnings from continuing operations	7,651	10,874	12,620	19,768
Gain (loss) from discontinued operations, net of tax	(8)	63	(30)	47
Net Earnings	$7,643	$10,937	$12,590	$19,815

Basic earnings per common share:
Continuing operations	$0.60	$0.76	$0.98	$1.38
Discontinued operations	0.00	0.00	0.00	0.00
Net earnings	$0.60	$0.76	$0.98	$1.38

Diluted earnings per common share:
Continuing operations	$0.59	$0.74	$0.96	$1.35
Discontinued operations	0.00	0.01	(0.01)	0.00
Net earnings	$0.59	$0.75	$0.95	$1.35

Weighted average shares outstanding:
Basic	12,813	14,339	12,887	14,313
Diluted	13,009	14,611	13,189	14,657

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings	$7,643	$10,937	$12,590	$19,815
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	13	21	63	(23)
Foreign currency translation adjustments	(1,712)	152	(5,579)	1,654
Total other comprehensive income (loss)	(1,699)	173	(5,516)	1,631
Comprehensive Income	$5,944	$11,110	$7,074	$21,446

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,590	$19,815
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	21,229	21,634
Deferred income taxes	(3,075)	(9,994)
Impairment of long-lived assets	542	1,824
Share-based compensation expense	6,788	3,967
Other	413	375
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(3,753)	66
Inventories	(234,018)	(34,614)
Prepaids and other current assets	(28,510)	38,742
Accounts payable	71,258	36,681
Other accrued liabilities	(46,638)	57,009
Other assets and liabilities	(21,037)	(9,730)
Net cash provided by (used in) operating activities	(224,211)	125,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,005)	(19,545)
Proceeds from asset sales	—	9
Other	—	74
Net cash used in investing activities	(29,005)	(19,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	62,000	23,363
Payments on revolving credit facility	(27,375)	(36,854)
Shares repurchased related to share repurchase plan	(56,329)	—
Shares repurchased related to taxes for share-based awards	(3,875)	(4,076)
Change in overdraft balances	4,841	(517)
Other	2	(35)
Net cash used in financing activities	(20,736)	(18,119)
Effect of foreign exchange rate fluctuations on cash	(1,634)	754
Net increase (decrease) in cash	(275,586)	88,948
Cash at beginning of period	320,525	215,091
Cash at end of period	$44,939	$304,039
Supplemental information:
Interest paid	$504	$1,256
Income taxes paid (refunded)	25,718	(29,485)
Cash paid for amounts included in measurement of operating lease liabilities	101,687	96,248
Operating lease assets obtained in exchange for new operating lease liabilities	41,137	64,884

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Share-based compensation expense	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	828	15,444	284,396	329,798	(33,601)	(17,857)	579,008
Net earnings	—	—	—	10,937	—	—	10,937
Other comprehensive income	—	—	—	—	173	—	173
Share-based compensation expense	—	—	2,055	—	—	—	2,055
Restricted stock issuance	—	219	(219)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(4,076)	—	—	(4,076)
Other	—	(2)	2	—	—	—	—
Balance July 31, 2021	$828	$15,597	$286,298	$336,659	$(33,428)	$(17,857)	$588,097

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	818	14,217	294,628	348,757	(40,225)	(17,857)	600,338
Net earnings	—	—	—	7,643	—	—	7,643
Other comprehensive loss	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation expense	—	—	3,549	—	—	—	3,549
Restricted stock issuance	—	239	(239)	—	—	—	—
Shares repurchased	—	(826)	—	(44,596)	—	—	(45,422)
Restricted shares withheld for taxes	—	(72)	72	(3,875)	—	—	(3,875)
Other	—	(1)	—	—	—	—	(1)
Balance July 30, 2022	$818	$13,557	$298,010	$307,929	$(41,924)	$(17,857)	$560,533

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At July 30, 2022, we operated 1,412 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended July 30, 2022 and July 31, 2021, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.1 million and $3.6 million for the second quarters of Fiscal 2023 and Fiscal 2022, respectively, and $5.8 million and $7.2 million for the first six months of Fiscal 2023 and Fiscal 2022, respectively.

Retail occupancy costs recorded in selling and administrative expense were $75.8 million and $75.1 million for the second quarters of Fiscal 2023 and Fiscal 2022, respectively, and $154.3 million and $145.9 million for the first six months of Fiscal 2023 and Fiscal 2022, respectively. Fiscal 2022 included Covid-related rent credits.

Advertising Costs

Advertising costs were $28.0 million and $23.5 million for the second quarters of Fiscal 2023 and Fiscal 2022, respectively, and $50.1 million and $44.6 million for the first six months of Fiscal 2023 and Fiscal 2022, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.5 million and $2.4 million for the second quarters of Fiscal 2023 and Fiscal 2022, respectively, and $6.7 million and $5.4 million for the first six months of Fiscal 2023 and Fiscal 2022, respectively. During the first six months of each of Fiscal 2023 and Fiscal 2022, our cooperative advertising reimbursements received were not in excess of the costs incurred.

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

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 29, 2022	$10,087	$28,469	$38,556
Effect of foreign currency exchange rates	(26)	(7)	(33)
Balance, July 30, 2022	$10,061	$28,462	$38,523

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Jul. 30, 2022	Jan. 29, 2022	Jul. 30, 2022	Jan. 29, 2022	Jul. 30, 2022	Jan. 29, 2022	Jul. 30, 2022	Jan. 29, 2022
Gross other intangibles	$23,870	$25,935	$6,457	$6,586	$400	$400	$30,727	$32,921
Accumulated amortization	—	—	(2,821)	(2,666)	(400)	(400)	(3,221)	(3,066)
Net Other Intangibles	$23,870	$25,935	$3,636	$3,920	$—	$—	$27,506	$29,855

Note 3

Asset Impairments and Other Charges

Asset impairment and other charges for the second quarter and first six months ended July 30, 2022 are not considered material.

We recorded pretax charges of $7.1 million in the second quarter of Fiscal 2022, including $6.2 million for professional fees related to actions of an activist shareholder and $1.4 for retail store asset impairments, partially offset by a $0.6 million insurance gain. We recorded charges of $9.7 million in the first six months of Fiscal 2022, including $8.5 million for professional fees related to actions of an activist shareholder and $1.8 million for retail store asset impairments, partially offset by a $0.6 million insurance gain.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Inventories and Other Current Accrued Liabilities

Inventory

(In thousands)	July 30, 2022	January 29, 2022
Wholesale finished goods	$72,809	$28,432
Retail merchandise	434,427	249,768
Total Inventories	$507,236	$278,200

Other Current Accrued Liabilities

(In thousands)	July 30, 2022	January 29, 2022
Accrued employee compensation(1)	$13,612	$60,575
Accrued other taxes	16,411	17,631
Accrued income taxes	6	2,385
Provision for discontinued operations	475	491
Other accrued liabilities	49,762	53,074
Total Other Current Accrued Liabilities	$80,266	$134,156

(1) The accrual for performance-based incentive compensation of $48.1 million as of January 29, 2022 was paid in the first quarter of Fiscal 2023.

Note 5

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at July 30, 2022 and January 29, 2022 are as follows:

Fair Values
(In thousands)	July 30, 2022		January 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$48,872	$48,834	$15,679	$15,679

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of July 30, 2022, we have $0.2 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of July 30, 2022, we have $10.8 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average number of shares - basic	12,813	14,339	12,887	14,313
Common stock equivalents	196	272	302	344
Weighted-average number of shares - diluted	13,009	14,611	13,189	14,657

We repurchased 826,034 shares during the second quarter of Fiscal 2023 at a cost of $45.4 million, or $54.99 per share and repurchased 928,929 shares during the first six months of Fiscal 2023 at a cost of $51.9 million, or $55.90 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which is included on the Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022, offset by a $0.4 million accrual of share repurchases in the second quarter of Fiscal 2023. We have $54.9 million remaining as of July 30, 2022 under our expanded share repurchase authorization announced in February 2022. We did not repurchase any shares during the second quarter or first six months of Fiscal 2022. During the third quarter of Fiscal 2023, through September 7, 2022, we have repurchased 142,627 shares at a cost of $6.5 million, or $45.75 per share.

Note 7

Long-Term Debt

(In thousands)	July 30, 2022	January 29, 2022
U.S. revolver borrowings	$48,872	$15,679
Total long-term debt	48,872	15,679
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$48,872	$15,679

The revolver borrowings outstanding under the Credit Facility as of July 30, 2022 included $34.5 million U.S. revolver borrowings and $14.4 million (£11.8 million) related to Genesco (UK) Limited. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of July 30, 2022.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of each of July 30, 2022, January 29, 2022 and July 31, 2021. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first six months of Fiscal 2023 or Fiscal 2022. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 9

Commitments

As part of our Licensed Brands business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At July 30, 2022, the inventory owned by Samsung had a historical cost of $23.9 million. As of July 30, 2022, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Note 10

Business Segment Information

Three Months Ended July 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$321,332	$101,518	$74,818	$37,881	$—	$535,549
Intercompany sales	—	—	—	(217)	—	(217)
Net sales to external customers	321,332	101,518	74,818	37,664	—	535,332
Segment operating income (loss)	9,222	2,094	3,212	685	(6,002)	9,211
Asset impairments and other (1)	—	—	—	—	(129)	(129)
Operating income (loss)	9,222	2,094	3,212	685	(6,131)	9,082
Other components of net periodic benefit cost	—	—	—	—	(50)	(50)
Interest expense, net	—	—	—	—	(405)	(405)
Earnings (loss) from continuing operations before income taxes	$9,222	$2,094	$3,212	$685	$(6,586)	$8,627
Total assets (2)	$811,860	$201,859	$170,713	$74,561	$240,727	$1,499,720
Depreciation and amortization	6,973	1,532	1,057	217	899	10,678
Capital expenditures	4,333	1,755	1,903	384	5,233	13,608

(1) Asset impairments and other includes a $0.1 million charge for asset impairments included in Licensed Brands.

(2) Of our $712.2 million of long-lived assets, $93.7 million and $21.5 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Three Months Ended July 31, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$346,275	$106,079	$61,159	$41,966	$—	$555,479
Intercompany sales	—	—	—	(296)	—	(296)
Net sales to external customers	346,275	106,079	61,159	41,670	—	555,183
Segment operating income (loss)	30,368	3,623	3,951	991	(18,962)	19,971
Asset impairments and other (1)	—	—	—	—	(7,070)	(7,070)
Operating income (loss)	30,368	3,623	3,951	991	(26,032)	12,901
Other components of net periodic benefit cost	—	—	—	—	(56)	(56)
Interest expense, net	—	—	—	—	(617)	(617)
Earnings (loss) from continuing operations before income taxes	$30,368	$3,623	$3,951	$991	$(26,705)	$12,228
Total assets (2)	$765,100	$247,833	$132,639	$50,438	$462,610	$1,658,620
Depreciation and amortization	7,107	1,813	1,191	270	364	10,745
Capital expenditures	4,923	529	1,003	215	773	7,443

(1) Asset impairments and other includes a $6.2 million charge for professional fees related to the actions of an activist shareholder and a $1.4 million charge for retail store asset impairments, which includes $0.6 million in Journeys Group, $0.1 million in the Johnston & Murphy Group and $0.7 million in Schuh Group, partially offset by a $0.6 million insurance gain.

(2) Of our $812.9 million of long-lived assets, $129.4 million and $30.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Six Months Ended July 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$635,777	$189,677	$145,834	$85,781	$—	$1,057,069
Intercompany sales	—	—	—	(989)	—	(989)
Net sales to external customers	635,777	189,677	145,834	84,792	—	1,056,080
Segment operating income (loss)	24,152	(652)	3,762	4,478	(14,566)	17,174
Asset impairments and other(1)	—	—	—	—	154	154
Operating income (loss)	24,152	(652)	3,762	4,478	(14,412)	17,328
Other components of net periodic benefit cost	—	—	—	—	(148)	(148)
Interest expense, net	—	—	—	—	(702)	(702)
Earnings (loss) from continuing operations before income taxes	$24,152	$(652)	$3,762	$4,478	$(15,262)	$16,478
Depreciation and amortization	$14,211	$3,122	$2,179	$478	$1,239	$21,229
Capital expenditures	10,901	3,873	3,809	663	9,759	29,005

(1) Asset impairments and other includes a $0.5 million charge for asset impairments, which includes $0.2 million in Journeys Group, $0.2 million in Schuh Group and $0.1 million in Licensed Brands, partially offset by a $0.7 million gain on the termination of the pension plan.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Six Months Ended July 31, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$722,823	$174,790	$109,921	$86,798	$—	$1,094,332
Intercompany sales	—	—	—	(454)	—	(454)
Net sales to external customers	722,823	174,790	109,921	86,344	—	$1,093,878
Segment operating loss	63,492	(224)	771	3,552	(29,423)	$38,168
Asset impairments and other(1)	—	—	—	—	(9,740)	(9,740)
Operating income (loss)	63,492	(224)	771	3,552	(39,163)	28,428
Other components of net periodic benefit cost	—	—	—	—	(17)	(17)
Interest expense	—	—	—	—	(1,346)	(1,346)
Earnings (loss) from continuing operations before income taxes	$63,492	$(224)	$771	$3,552	$(40,526)	$27,065
Depreciation and amortization	$14,389	$3,681	$2,312	$554	$698	$21,634
Capital expenditures	13,773	1,227	2,562	480	1,503	19,545

(1) Asset impairments and other includes an $8.5 million charge for professional fees related to the actions of an activist shareholder and a $1.8 million charge for retail store asset impairments, which includes $0.8 million in Journeys Group, $0.8 million in Schuh Group and $0.2 million in the Johnston & Murphy Group, partially offset by a $0.6 million insurance gain.

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

Summary of Results of Operations

Our net sales decreased 3.6% to $535.3 million for the second quarter of Fiscal 2023 compared to $555.2 million for the second quarter of Fiscal 2022. The sales decrease was driven by decreased comparable sales as we continued to anniversary the significant government stimulus distributed a year ago, and by the unfavorable impact of $15.5 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by increased sales in the wholesale channel. Journeys Group sales decreased 7%, Schuh Group sales decreased 4% and Licensed Brands sales decreased 10%, while Johnston & Murphy Group sales increased 22% for the second quarter of Fiscal 2023 compared to the second quarter of Fiscal 2022.

Gross margin as a percentage of net sales decreased to 47.5% during the second quarter of Fiscal 2023, compared to 49.1% for the second quarter of Fiscal 2022. This reflects decreased gross margin as a percentage of net sales in all of our operating business units except Schuh Group, primarily due to increased markdowns in our Journeys business and increased freight and logistics costs in our Johnston & Murphy business. In addition, the decrease in inventory reserves in the second quarter last year at Johnston & Murphy as the brand began to recover from the pandemic making for a difficult comparison this year.

Selling and administrative expenses as a percentage of net sales increased to 45.8% of net sales during the second quarter of Fiscal 2023 from 45.5% for the second quarter of Fiscal 2022, reflecting increased expenses as a percentage of net sales at Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales is due in large part to one-time benefits for rent credits and government relief in the second quarter last year. Excluding these one-time benefits last year, decreased performance-based compensation expense more than offset the deleverage in selling salaries and marketing expenses.

Operating margin was 1.7% for the second quarter of Fiscal 2023 compared to 2.3% in the second quarter of Fiscal 2022, reflecting decreased operating margin in all our operating business units. The decrease in operating margin for the second quarter this year compared to the second quarter last year was driven by decreased gross margin as a percentage of net sales, reflecting the increased markdowns at Journeys and increased freight and logistics costs at Johnston & Murphy, and increased expenses as a percentage of net sales, reflecting the one-time benefits for rent credits and government relief in the prior year, partially offset by lower impairment charges and charges for professional fees related to the actions of an activist shareholder in the second quarter of Fiscal 2022.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have disclosed comparable sales for the second quarter of Fiscal 2023 but did not disclose comparable sales for the first quarter and first six months of Fiscal 2023 due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022. We believe that overall sales is a more meaningful metric during the first quarter and first six months of Fiscal 2023.

Results of Operations – Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

Our net sales in the second quarter of Fiscal 2023 decreased 3.6% to $535.3 million compared to $555.2 million in the second quarter of Fiscal 2022. The sales decrease was driven by a 2% decrease in comparable sales as we continued to anniversary the significant government stimulus distributed a year ago, and by the unfavorable impact of $15.5 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by increased sales in the wholesale channel.

Gross margin decreased 6.7% to $254.3 million in the second quarter of Fiscal 2023 from $272.5 million in the second quarter of Fiscal 2022 and decreased as a percentage of net sales from 49.1% to 47.5%. This reflects decreased gross margin as a percentage of net sales in all of our operating business units except Schuh Group, primarily due to increased markdowns in our Journeys business and increased freight and logistics costs in our Johnston & Murphy business. In addition, the decrease in inventory reserves in the second quarter last year at Johnston & Murphy as the brand began to recover from the pandemic making for a difficult comparison this year.

Selling and administrative expenses in the second quarter of Fiscal 2023 decreased 2.9% but increased as a percentage of net sales from 45.5% to 45.8%, reflecting increased expenses as a percentage of net sales at Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales is due in large part to one-time benefits for rent credits and government relief in the second quarter last year. Excluding these one-time benefits last year, decreased performance-based compensation expense more than offset the deleverage in selling salaries and marketing expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter of Fiscal 2023 were $8.6 million compared to $12.2 million for the second quarter of Fiscal 2022. Pretax earnings for the second quarter of Fiscal 2023 included asset impairment and other charges of $0.1 million for asset impairments. Pretax earnings for the second quarter of Fiscal 2022 included asset impairments and other charges of $7.1 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain.

We recorded an effective income tax rate of 11.3% and 11.1% in the second quarter of Fiscal 2023 and Fiscal 2022, respectively.

Net earnings for the second quarter of Fiscal 2023 were $7.6 million, or $0.59 diluted earnings per share compared to $10.9 million, or $0.75 diluted earnings per share, for the second quarter of Fiscal 2022.

Journeys Group

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$321,332	$346,275	(7.2)%
Operating income	$9,222	$30,368	(69.6)%
Operating margin	2.9%	8.8%

Net sales from Journeys Group decreased 7.2% to $321.3 million for the second quarter of Fiscal 2023, compared to $346.3 million for the second quarter of Fiscal 2022, primarily due to a decrease of 8% in total comparable sales. We believe the Journeys consumer benefitted most from the government stimulus in the second quarter of Fiscal 2022 and is currently more affected by the U.S. macro-economic environment than customers of several of our other divisions. Journeys Group operated 1,131 stores at the end of the second quarter of Fiscal 2023, including 230 Journeys Kidz stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada, compared to 1,142 stores at the end of the second quarter of last year, including 230 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada.

Journeys Group had operating income of $9.2 million for the second quarter of Fiscal 2023 compared to $30.4 million for the second quarter of Fiscal 2022. The decrease of 69.6% in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns with a return to a more normalized promotional environment and (ii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially selling salaries, marketing and occupancy as a result of decreased revenue in the second quarter this year, partially offset by decreased performance-based compensation expense.

Schuh Group

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$101,518	$106,079	(4.3)%
Operating income	$2,094	$3,623	(42.2)%
Operating margin	2.1%	3.4%

Net sales from Schuh Group decreased 4.3% to $101.5 million for the second quarter of Fiscal 2023 compared to $106.1 million for the second quarter of Fiscal 2022, primarily due to an unfavorable impact of $14.3 million due to changes in foreign exchange rates, partially offset by increased total comparable sales of 9% driven by increased store sales as store traffic continued to increase in the second quarter this year. Schuh stores benefitted from a better inventory position and pent up demand as the U.K. economy further re-opened this year and more people resumed normal pre-pandemic activities. Schuh Group operated 122 stores at the end of the second quarter of Fiscal 2023, compared to 123 stores at the end of the second quarter of Fiscal 2022.

Schuh Group had operating income of $2.1 million for the second quarter of Fiscal 2023 compared to $3.6 million for the second quarter of Fiscal 2022. The 42.2% decrease in operating income for Schuh Group reflects increased selling and administrative expenses as a percentage of net sales for the second quarter of Fiscal 2023 compared to the second quarter of Fiscal 2022, reflecting more normalized operating expenses due to the one-time benefits for rent credits and government property tax relief and other government relief related to the COVID-19 pandemic in the U.K. in the second quarter last year. Excluding these one-time benefits last year, decreased performance-based compensation, occupancy and marketing expenses more than offset deleverage in selling salaries. In addition, operating income included an unfavorable impact of $0.3 million due to changes in foreign exchange rates compared to last year. Gross margin increased as a percentage of net sales, reflecting lower e-commerce penetration in the second quarter of Fiscal 2023.

Johnston & Murphy Group

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$74,818	$61,159	22.3%
Operating income	$3,212	$3,951	(18.7)%
Operating margin	4.3%	6.5%

Johnston & Murphy Group net sales increased 22.3% to $74.8 million for the second quarter of Fiscal 2023 from $61.2 million for the second quarter of Fiscal 2022, primarily due to a 17% increase in comparable sales and increased wholesale sales. Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Retail operations accounted for 75.4% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2023, down from 81.1% in the second quarter of Fiscal 2022. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2023 was 159 stores, including six stores in Canada, compared to 174 stores, including eight stores in Canada, at the end of the second quarter of Fiscal 2022.

Johnston & Murphy Group operating income of $3.2 million for the second quarter of Fiscal 2023 decreased 18.7% compared to $4.0 million in the second quarter of Fiscal 2022. The decrease was primarily due to decreased gross margin as a percentage of net sales reflecting increased freight and logistics costs as well as a difficult comparison to last year with the decrease in inventory reserves last year as the brand began to recover from the pandemic. Selling and administrative expenses decreased as a percentage of net sales due to greater leverage of expenses as a result of revenue growth, partially offset by increased marketing expense.

Licensed Brands

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$37,664	$41,670	(9.6)%
Operating income	$685	$991	(30.9)%
Operating margin	1.8%	2.4%

Licensed Brands' net sales decreased 9.6% to $37.7 million for the second quarter of Fiscal 2023, from $41.7 million for the second quarter of Fiscal 2022 as we reposition the distribution of the mix of the Levi's brand to rely less on the value channel.

Licensed Brands' operating income was $0.7 million for the second quarter of Fiscal 2023 compared to $1.0 million in the second quarter of Fiscal 2022. The 30.9% decrease in operating income was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales driven by sales mix and increased freight and logistics costs and (iii) increased selling and administrative expenses as a percentage of net sales reflecting deleverage of expenses as a result of the change in sales mix, partially offset by decreased performance-based compensation expense, shipping and warehouse expense and royalty expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2023 was $6.1 million compared to $26.0 million for the second quarter of Fiscal 2022. Corporate expense in the second quarter of Fiscal 2023 included a $0.1 million charge in asset impairment and other charges for asset impairments. Corporate expense in the second quarter of Fiscal 2022 included a $7.1 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The corporate expense decrease, excluding asset impairment and other charges, primarily reflected decreased performance-based compensation expense.

Net interest expense decreased to $0.4 million for the second quarter of Fiscal 2023 compared to net interest expense of $0.6 million for the second quarter of Fiscal 2022 primarily reflecting decreased average borrowings in the second quarter this year.

Results of Operations – Six Months of Fiscal 2023 Compared to Six Months of Fiscal 2022

Our net sales in the first six months of Fiscal 2023 decreased 3.5% to $1.056 billion compared to $1.094 billion in the first six months of Fiscal 2022. The sales decrease was driven by decreased comparable direct sales and by the unfavorable impact of $20.4 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by increased sales in the wholesale channel.

Gross margin decreased 4.6% to $505.8 million in the first six months of Fiscal 2023 from $530.2 million in the first six months of Fiscal 2022 and decreased as a percentage of net sales from 48.5% to 47.9%, reflecting decreased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Schuh Group and Licensed Brands. The overall decrease in gross margin as a percentage of net sales is primarily due to increased markdowns in our Journeys business and increased freight and logistics costs as well as the decrease in inventory reserves in the Johnston & Murphy business last year making for difficult comparisons this year, partially offset by lower shipping and warehouse expense as a result of lower e-commerce penetration.

Selling and administrative expenses in the first six months of Fiscal 2023 decreased 0.7% but increased as a percentage of net sales from 45.0% to 46.3%, reflecting increased expenses as a percentage of net sales at Journeys Group and Schuh Group, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group and Licensed Brands. The overall increase in expenses as a percentage of net sales is due to more normalized occupancy expense as a result of the one-time benefits for rent credits and government tax relief related to the

COVID-19 pandemic in the U.K. in the first six months last year, as well as increased selling salaries and compensation and marketing expenses, partially offset by decreased performance-based compensation expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first six months of Fiscal 2023 were $16.5 million compared to $27.1 million for the first six months of Fiscal 2022. Pretax earnings for the first six months of Fiscal 2023 included an asset impairment and other gain of $0.2 million for a gain on the termination of the pension plan, partially offset by asset impairments. Pretax earnings for the first six months of Fiscal 2022 included asset impairments and other charges of $9.7 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain.

We recorded an effective income tax rate of 23.4% and 27.0% in the first six months of Fiscal 2023 and Fiscal 2022, respectively. The tax rate for the first six months of Fiscal 2023 is lower than Fiscal 2022, reflecting a reduction in the effective tax rate we expect for jurisdictions in which we are profitable combined with the impact of foreign activity for which we have historically been unable to recognize a tax benefit.

Net earnings for the first six months of Fiscal 2023 were $12.6 million, or $0.95 diluted earnings per share compared to $19.8 million, or $1.35 diluted earnings per share, for the first six months of Fiscal 2022.

Journeys Group

	Six Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$635,777	$722,823	(12.0)%
Operating income	$24,152	$63,492	(62.0)%
Operating margin	3.8%	8.8%

Net sales from Journeys Group decreased 12.0% to $635.8 million for the first six months of Fiscal 2023, compared to $722.8 million for the first six months of Fiscal 2022, primarily due to decreased store sales and decreased digital comparable sales. We believe the Journeys consumer benefitted most from the government stimulus in the first six months of Fiscal 2022 and is currently more affected by the U.S. macro-economic environment than customers of several of our other divisions.

Journeys Group had operating income of $24.2 million for the first six months of Fiscal 2023 compared to $63.5 million for the first six months of Fiscal 2022. The decrease of 62.0% in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns with a return to a more normalized promotional environment and lower initial mark-ons, partially offset by lower shipping and warehouse expense and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially selling salaries, occupancy and marketing expenses as a result of decreased revenue in the first six months this year, partially offset by decreased performance-based compensation expense.

Schuh Group

	Six Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$189,677	$174,790	8.5%
Operating loss	$(652)	$(224)	(191.1)%
Operating margin	(0.3)%	(0.1)%

Net sales from Schuh Group increased 8.5% to $189.7 million for the first six months of Fiscal 2023 compared to $174.8 million for the first six months of Fiscal 2022, primarily due to increased store sales as Schuh stores were only open 59% of possible days in the first six months of Fiscal 2022 versus 100% of possible days in the first six months of Fiscal 2023, partially offset by decreased digital comparable sales and an unfavorable impact of $19.0 million due to changes in foreign exchange rates. Schuh stores benefitted from pent up demand as the U.K. economy further re-opened this year and more people resumed normal pre-pandemic activities.

Schuh Group had an operating loss of $0.7 million for the first six months of Fiscal 2023 compared to an operating loss of $0.2 million for the first six months of Fiscal 2022. The increased loss this year reflects increased selling and administrative expenses as a percentage of net sales for the first six months of Fiscal 2023 compared to the first six months of Fiscal 2022, reflecting more normalized operating expenses due to the one-time benefits for rent credits and government property tax relief and other government relief related to the COVID-19 pandemic in the U.K. in the first six months last year. Excluding these one-time benefits last year, decreased occupancy, marketing and performance-based compensation expenses more than offset the deleverage in selling salaries. In addition, operating income included an unfavorable impact of $0.2 million due to changes in foreign exchange rates compared to last year. Gross margin increased as a percentage of net sales, reflecting decreased shipping and warehouse expense driven by lower e-commerce penetration and less promotional activity in the first six months of Fiscal 2023.

Johnston & Murphy Group

	Six Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$145,834	$109,921	32.7%
Operating income	$3,762	$771	387.9%
Operating margin	2.6%	0.7%

Johnston & Murphy Group net sales increased 32.7% to $145.8 million for the first six months of Fiscal 2023 from $109.9 million for the first six months of Fiscal 2022, primarily due to increased store sales, wholesale sales and e-commerce sales. Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Retail operations accounted for 73.0% of Johnston & Murphy Group's sales in the first six months of Fiscal 2023, down from 78.2% in the first six months of Fiscal 2022.

Johnston & Murphy Group operating income of $3.8 million for the first six months of Fiscal 2023 improved $3.0 million compared to $0.8 million in the first six months of Fiscal 2022. The increase was primarily due to (i) increased net sales and (ii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of expenses as a result of revenue growth, especially occupancy expense, selling salaries and compensation, partially offset by increased marketing expense. Gross margin as a percentage of net sales decreased for the first six months of Fiscal 2023 compared to the first six months of Fiscal 2022 reflecting increased freight and logistic costs and the channel mix of more wholesale sales as well as a difficult comparison to last year with the decrease in inventory reserves last year as the brand began to recover from the pandemic, partially offset by price increases and decreased retail markdowns.

Licensed Brands

	Six Months Ended
	July 30, 2022	July 31, 2021	% Change
	(dollars in thousands)
Net sales	$84,792	$86,344	(1.8)%
Operating income	$4,478	$3,552	26.1%
Operating margin	5.3%	4.1%

Licensed Brands' net sales decreased 1.8% to $84.8 million for the first six months of Fiscal 2023, from $86.3 million for the first six months of Fiscal 2022 as we reposition the distribution of the mix of the Levi's brand to rely less on the value channel.

Licensed Brands' operating income was $4.5 million for the first six months of Fiscal 2023 compared to $3.6 million in the first six months of Fiscal 2022. The 26.1% increase in operating income was primarily due to (i) increased gross margin as a percentage of net sales as sales mix and increased freight and logistics costs were more than offset by fewer closeout sales as compared to last year and (ii) decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expenses as a result of a favorable sales mix, partially offset by increased bad debt and compensation expenses.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2023 was $14.4 million compared to $39.2 million for the first six months of Fiscal 2022. Corporate expense in the first six months of Fiscal 2023 included a gain of $0.2 million in asset impairment and other charges from a gain on the termination of the pension plan, partially offset by asset impairments. Corporate expense in the first six months of Fiscal 2022 included a $9.7 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The corporate expense decrease, excluding asset impairment and other charges, primarily reflected decreased performance-based compensation expense.

Net interest expense decreased to $0.7 million for the first six months of Fiscal 2023 compared to net interest expense of $1.3 million for the first six months of Fiscal 2022 primarily reflecting decreased average borrowings in the first six months this year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
Cash flow changes:	July 30, 2022	July 31, 2021	Increase (Decrease)
(in thousands)
Net cash provided by (used in) operating activities	$(224,211)	$125,775	$(349,986)
Net cash used in investing activities	(29,005)	(19,462)	(9,543)
Net cash used in financing activities	(20,736)	(18,119)	(2,617)
Effect of foreign exchange rate fluctuations on cash	(1,634)	754	(2,388)
Net increase (decrease) in cash and cash equivalents	$(275,586)	$88,948	$(364,534)

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $350.0 million higher for the first six months of Fiscal 2023 compared to the first six months of Fiscal 2022, reflecting primarily the following factors:

•
a $199.4 million decrease in cash flow from changes in inventory, primarily reflecting increased inventory growth in all of our business units in the first six months of Fiscal 2023 as we rebuilt inventory following the significant supply chain disruptions resulting from the pandemic;
•
a $103.6 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting the payment of Fiscal 2022 performance-based compensation accruals in the first six months of Fiscal 2023 and significantly lower performance-based compensation accruals for the first six months of Fiscal 2023 compared to Fiscal 2022; and
•
a $67.3 million decrease in cash flow from changes in prepaids and other current assets, primarily reflecting income taxes paid in the first six months of Fiscal 2023 compared to a tax refund in the first six months of Fiscal 2022; partially offset by
•
a $34.6 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first six months of Fiscal 2023 and the increase in inventory.

Cash used in investing activities was $9.5 million higher for the first six months of Fiscal 2023 as compared to the first six months of Fiscal 2022 reflecting increased capital expenditures primarily related to the new corporate headquarters building and investments in retail stores, partially offset by decreased capital expenditures for digital and omnichannel initiatives.

Cash used in financing activities was $2.6 million higher for the first six months of Fiscal 2023 as compared to the first six months of Fiscal 2022 reflecting share repurchases this year and the payment of Fiscal 2022 share repurchase accruals in the first six months of Fiscal 2023, partially offset by increased borrowings this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022.

As of July 30, 2022, we have borrowed $48.9 million under our Credit Facility, which includes $34.5 million in U.S. revolver borrowings and $14.4 million (£11.8 million) in Genesco (UK) Limited. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of July 30, 2022.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Letter will be sufficient to support our liquidity needs in Fiscal 2023 and the foreseeable future.

During the remainder of Fiscal 2023, we expect our primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and other working capital obligations including those related to taxes. We expect our end of year cash balance to return to a more normalized level. While the timing and amount of any common stock repurchases will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions, we will also consider returning cash to our shareholders through opportunistic share repurchases pursuant to our repurchase authorization described in more detail below.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such refunds in Fiscal 2022. We expect to receive the balance in Fiscal 2023.

Contractual Obligations

Our contractual obligations at July 30, 2022 decreased 16% compared to January 29, 2022, primarily due to decreased operating lease obligations, partially offset by increased long-term debt and purchase obligations.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2022 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2023 are expected to be approximately $50 million to $55 million of which approximately 58% is for new stores and remodels and 42% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. Planned capital expenditures excludes approximately $10 million, or $8 million net of tenant allowances, for the new corporate headquarters building. In January of Fiscal 2022, as part of our continuing efforts to optimize our distribution center footprint, we sold a distribution warehouse for $20 million.

Common Stock Repurchases

We repurchased 826,034 shares during the second quarter of Fiscal 2023 at a cost of $45.4 million, or $54.99 per share and repurchased 928,929 shares during the first six months of Fiscal 2023 at a cost of $51.9 million, or $55.90 per share. There were $4.8 million share repurchases accrued in the fourth quarter of Fiscal 2022 included on the Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022, offset by a $0.4 million accrual of share repurchases in the second quarter of Fiscal 2023. We have $54.9 million remaining as of July 30, 2022 under our expanded share repurchase authorization announced in February 2022. We did not repurchase any shares during the second quarter or first six months of Fiscal 2022. During the third quarter of Fiscal 2023, through September 7, 2022, we have repurchased 142,627 shares at a cost of $6.5 million, or $45.75 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2023 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of July 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and in the Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2022
5-1-22 to 5-28-22	—	$—	—	$100,326

June 2022
5-29-22 to 6-25-22(1)	310,000	$56.76	310,000	$82,730

July 2022
6-26-22 to 7-30-22 (1)	516,034	$53.92	516,034	$54,904
6-26-22 to 7-30-22 (2)	71,619	$54.11	—	—
Total	897,653	$54.92	826,034	$54,904

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

Date: September 8, 2022