Form 10-Q
period 2022-10-29
GENESCO INC
filed 2022-12-08
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 29, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 25, 2022, there were 12,609,875 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to public health and safety issues, including, for example, risks related to COVID-19; disruptions to our business, sales, supply chain and financial results; the level of consumer spending on our merchandise and interest in our brands and in general, the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; risks related to doing business internationally, including the manufacturing of a portion of our products in China; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; the effects of the withdrawal of the United Kingdom ("U.K.") from the European Union ("Brexit"), impacts of the Russia-Ukraine war, and other sources of market weakness in the U.K. and the Republic of Ireland (the “ROI”); the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation, including our ability to pass increased cost on to consumers; effects resulting from wars and other military operations; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; weakness in shopping mall traffic; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to open additional retail stores, renew leases in existing stores, control or lower occupancy costs, to conduct required remodeling or refurbishment on schedule and at expected expense levels; realize anticipated cost savings, including rent savings; realize any anticipated tax benefits in both the amount and timeframe anticipated, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	October 29, 2022	January 29, 2022	October 30, 2021
Current Assets:
Cash	$32,113	$320,525	$282,764
Accounts receivable, net of allowances of $5,910 at October 29, 2022,
$4,656 at January 29, 2022 and $4,947 at October 30, 2021	48,670	39,509	36,991
Inventories	563,490	278,200	339,198
Prepaids and other current assets	37,575	71,564	85,476
Total current assets	681,848	709,798	744,429
Property and equipment, net	221,207	216,308	207,489
Operating lease right of use assets	483,403	543,789	573,842
Non-current prepaid income taxes	52,319	—	—
Goodwill	37,903	38,556	38,864
Other intangibles	26,208	29,855	30,592
Deferred income taxes	12,168	1,466	—
Other noncurrent assets	21,937	22,327	21,593
Total Assets	1,536,993	1,562,099	1,616,809
Liabilities and Equity
Current Liabilities:
Accounts payable	223,404	152,484	196,024
Current portion - long-term debt	3,484	—	—
Current portion - operating lease liabilities	136,294	145,088	144,453
Other accrued liabilities	82,193	134,156	133,569
Total current liabilities	445,375	431,728	474,046
Long-term debt	85,904	15,679	15,610
Long-term operating lease liabilities	413,096	471,878	490,330
Other long-term liabilities	33,275	40,346	44,399
Total liabilities	977,650	959,631	1,024,385
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	817	827	827
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	13,101	14,256	15,071
Additional paid-in capital	301,692	291,444	288,813
Retained earnings	307,921	350,206	339,447
Accumulated other comprehensive loss	(46,331)	(36,408)	(33,877)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	559,343	602,468	592,424
Total Liabilities and Equity	$1,536,993	$1,562,099	$1,616,809

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$603,788	$600,546	$1,659,868	$1,694,424
Cost of sales	309,981	305,345	860,303	869,039
Gross margin	293,807	295,201	799,565	825,385
Selling and administrative expenses	267,734	251,131	756,318	743,147
Asset impairments and other, net	—	314	(154)	10,054
Operating income	26,073	43,756	43,401	72,184
Other components of net periodic benefit cost	50	55	198	72
Interest expense, net	906	585	1,608	1,931
Earnings from continuing operations before income taxes	25,117	43,116	41,595	70,181
Income tax expense	4,693	10,135	8,551	17,432
Earnings from continuing operations	20,424	32,981	33,044	52,749
Loss from discontinued operations, net of tax	(48)	(86)	(78)	(39)
Net Earnings	$20,376	$32,895	$32,966	$52,710

Basic earnings per common share:
Continuing operations	$1.68	$2.30	$2.61	$3.69
Discontinued operations	—	—	—	(0.01)
Net earnings	$1.68	$2.30	$2.61	$3.68

Diluted earnings per common share:
Continuing operations	$1.66	$2.26	$2.56	$3.60
Discontinued operations	(0.01)	(0.01)	—	—
Net earnings	$1.65	$2.25	$2.56	$3.60

Weighted average shares outstanding:
Basic	12,138	14,314	12,637	14,313
Diluted	12,326	14,616	12,901	14,643

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net earnings	$20,376	$32,895	$32,966	$52,710
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	13	21	76	(2)
Foreign currency translation adjustments	(4,420)	(470)	(9,999)	1,184
Total other comprehensive income (loss)	(4,407)	(449)	(9,923)	1,182
Comprehensive Income	$15,969	$32,446	$23,043	$53,892

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,966	$52,710
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	31,901	32,258
Deferred income taxes	(10,728)	(11,101)
Impairment of long-lived assets	542	2,049
Share-based compensation expense	10,464	6,476
Other	999	1,103
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(10,224)	(5,458)
Inventories	(293,904)	(48,131)
Prepaids and other current assets	33,133	44,711
Accounts payable	70,312	46,314
Other accrued liabilities	(45,194)	53,515
Other assets and liabilities	(64,237)	(22,332)
Net cash provided by (used in) operating activities	(243,970)	152,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,845)	(34,507)
Proceeds from asset sales	—	12
Other	—	74
Net cash used in investing activities	(39,845)	(34,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	212,086	25,279
Payments on revolving credit facility	(136,375)	(42,935)
Shares repurchased related to share repurchase plan	(77,470)	(28,474)
Shares repurchased related to taxes for share-based awards	(3,942)	(4,076)
Change in overdraft balances	4,052	(459)
Other	2	(35)
Net cash used in financing activities	(1,647)	(50,700)
Effect of foreign exchange rate fluctuations on cash	(2,950)	680
Net increase (decrease) in cash	(288,412)	67,673
Cash at beginning of period	320,525	215,091
Cash at end of period	$32,113	$282,764
Supplemental information:
Interest paid	$1,276	$1,714
Income taxes paid (refunded)	33,941	(20,916)
Cash paid for amounts included in measurement of operating lease liabilities	135,116	152,240
Operating lease assets obtained in exchange for new operating lease liabilities	71,598	68,773

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	1,458	—	1,458
Share-based compensation expense	—	—	1,912	—	—	—	1,912
Other	(181)	6	176	—	—	—	1
Balance May 1, 2021	828	15,444	284,396	329,798	(33,601)	(17,857)	579,008
Net earnings	—	—	—	10,937	—	—	10,937
Other comprehensive income	—	—	—	—	173	—	173
Share-based compensation expense	—	—	2,055	—	—	—	2,055
Restricted stock issuance	—	219	(219)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(4,076)	—	—	(4,076)
Other	—	(2)	2	—	—	—	—
Balance July 31, 2021	828	15,597	286,298	336,659	(33,428)	(17,857)	588,097
Net earnings	—	—	—	32,895	—	—	32,895
Share-based compensation expense	—	—	2,509	—	—	—	2,509
Shares repurchased	—	(522)	—	(30,107)	—	—	(30,629)
Other comprehensive loss	—	—	—	—	(449)	—	(449)
Other	(1)	(4)	6	—	—	—	1
Balance October 30, 2021	$827	$15,071	$288,813	$339,447	$(33,877)	$(17,857)	$592,424

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	818	14,217	294,628	348,757	(40,225)	(17,857)	600,338
Net earnings	—	—	—	7,643	—	—	7,643
Other comprehensive loss	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation expense	—	—	3,549	—	—	—	3,549
Restricted stock issuance	—	239	(239)	—	—	—	—
Shares repurchased	—	(826)	—	(44,596)	—	—	(45,422)
Restricted shares withheld for taxes	—	(72)	72	(3,875)	—	—	(3,875)
Other	—	(1)	—	—	—	—	(1)
Balance July 30, 2022	818	13,557	298,010	307,929	(41,924)	(17,857)	560,533
Net earnings	—	—	—	20,376	—	—	20,376
Other comprehensive loss	—	—	—	—	(4,407)	—	(4,407)
Share-based compensation expense	—	—	3,676	—	—	—	3,676
Restricted shares withheld for taxes	—	(2)	2	(67)	—	—	(67)
Shares repurchased	—	(451)	—	(20,317)	—	—	(20,768)
Other	(1)	(3)	4	—	—	—	—

Balance October 29, 2022	$817	$13,101	$301,692	$307,921	$(46,331)	$(17,857)	$559,343

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At October 29, 2022, we operated 1,404 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and nine months ended October 29, 2022 and October 30, 2021, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.7 million and $2.7 million for the third quarters of Fiscal 2023 and Fiscal 2022, respectively, and $9.5 million and $9.9 million for the first nine months of Fiscal 2023 and Fiscal 2022, respectively.

Retail occupancy costs recorded in selling and administrative expense were $77.5 million and $75.0 million for the third quarters of Fiscal 2023 and Fiscal 2022, respectively, and $231.8 million and $220.9 million for the first nine months of Fiscal 2023 and Fiscal 2022, respectively. Fiscal 2022 included COVID-related rent credits and government property tax relief.

Advertising Costs

Advertising costs were $31.3 million and $27.0 million for the third quarters of Fiscal 2023 and Fiscal 2022, respectively, and $81.4 million and $71.6 million for the first nine months of Fiscal 2023 and Fiscal 2022, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $5.0 million and $2.3 million for the third quarters of Fiscal 2023 and Fiscal 2022, respectively, and $11.7 million and $7.7 million for the first nine months of Fiscal 2023 and Fiscal 2022, respectively. During the first nine months of each of Fiscal 2023 and Fiscal 2022, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Income Taxes

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have adjusted the presentation of the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets for Fiscal 2023.

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

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Licensed Brands Group	Total Goodwill
Balance, January 29, 2022	$10,087	$28,469	$38,556
Effect of foreign currency exchange rates	(637)	(16)	(653)
Balance, October 29, 2022	$9,450	$28,453	$37,903

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Oct. 29, 2022	Jan. 29, 2022	Oct. 29, 2022	Jan. 29, 2022	Oct. 29, 2022	Jan. 29, 2022	Oct. 29, 2022	Jan. 29, 2022
Gross other intangibles	$22,713	$25,935	$6,393	$6,586	$400	$400	$29,506	$32,921
Accumulated amortization	—	—	(2,898)	(2,666)	(400)	(400)	(3,298)	(3,066)
Net Other Intangibles	$22,713	$25,935	$3,495	$3,920	$—	$—	$26,208	$29,855

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Asset Impairments and Other Charges

Asset impairment and other charges for the first nine months ended October 29, 2022 are not considered material.

We recorded pretax charges of $0.3 million in the third quarter of Fiscal 2022, including $0.1 million for professional fees related to actions of an activist shareholder and $0.2 for retail store asset impairments. We recorded charges of $10.1 million in the first nine months of Fiscal 2022, including $8.6 million for professional fees related to actions of an activist shareholder and $2.0 million for retail store asset impairments, partially offset by a $0.6 million insurance gain.

Note 4

Inventories

Inventories

(In thousands)	October 29, 2022	January 29, 2022
Wholesale finished goods	$71,425	$28,432
Retail merchandise	492,065	249,768
Total Inventories	$563,490	$278,200

Note 5

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at October 29, 2022 and January 29, 2022 are as follows:

Fair Values
(In thousands)	October 29, 2022		January 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$85,904	$85,716	$15,679	$15,679
U.K. Revolver Borrowings	3,484	3,413	—	—

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of October 29, 2022, we have $10.5 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average number of shares - basic	12,138	14,314	12,637	14,313
Common stock equivalents	188	302	264	330
Weighted-average number of shares - diluted	12,326	14,616	12,901	14,643

We repurchased 451,343 shares during the third quarter of Fiscal 2023 at a cost of $20.8 million, or $46.01 per share and repurchased 1,380,272 shares during the first nine months of Fiscal 2023 at a cost of $72.7 million, or $52.66 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which are included on the Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022. We have $34.1 million remaining as of October 29, 2022 under our expanded share repurchase authorization announced in February 2022. We repurchased 521,693 shares during the third quarter and first nine months of Fiscal 2022 at a cost of $30.6 million, or $58.71 per share. We accrued $2.1 million for share repurchases as of October 30, 2021. During the fourth quarter of Fiscal 2023, through December 7, 2022, we have not repurchased any shares.

Note 7

Long-Term Debt

(In thousands)	October 29, 2022	January 29, 2022
U.S. revolver borrowings	$85,904	$15,679
U.K. revolver borrowings	3,484	—
Total long-term debt	89,388	15,679
Current portion	3,484	—
Total Noncurrent Portion of Long-Term Debt	$85,904	$15,679

The revolver borrowings outstanding under the Credit Facility as of October 29, 2022 included $72.2 million U.S. revolver borrowings and $13.7 million (£11.8 million) related to Genesco (UK) Limited. In addition, revolver borrowings outstanding under Schuh's Facility Letter were $3.5 million (£3.0 million). We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of October 29, 2022. Excess availability under the Credit Facility was $237.0 million at October 29, 2022.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC ("Lloyds") for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaces Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Legal Proceedings

Environmental Matters

The Company has legacy obligations including environmental monitoring and reporting costs related to: (i) a 2016 Consent Judgment entered into with the United States Environmental Protection Agency involving the site of a knitting mill operated by a former subsidiary of ours from 1965 to 1969 in Garden City, New York; and (ii) a 2010 Consent Decree with the Michigan Department of Natural Resources and Environment relating to our former Volunteer Leather Company facility in Whitehall, Michigan. We do not expect that future obligations related to either of these sites will have a material effect on our consolidated financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.4 million as of each of October 29, 2022, January 29, 2022 and October 30, 2021. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first nine months of Fiscal 2023 or Fiscal 2022. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

In addition to the matters specifically described in this Note, we are a party to other legal and regulatory proceedings and claims arising in the ordinary course of our business. While management does not believe that our liability with respect to any of these other matters is likely to have a material effect on our condensed consolidated financial statements, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could have a material adverse impact on our condensed consolidated financial statements.

Note 9

Commitments

As part of our Licensed Brands business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At October 29, 2022, the inventory owned by Samsung had a historical cost of $19.8 million. As of October 29, 2022, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information

Three Months Ended October 29, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$380,619	$104,809	$79,614	$40,661	$—	$605,703
Intercompany sales	—	—	—	(1,915)	—	(1,915)
Net sales to external customers	380,619	104,809	79,614	38,746	—	603,788
Operating income (loss)	27,083	5,912	3,494	(1,927)	(8,489)	26,073
Other components of net periodic benefit cost	—	—	—	—	(50)	(50)
Interest expense, net	—	—	—	—	(906)	(906)
Earnings (loss) from continuing operations before income taxes	$27,083	$5,912	$3,494	$(1,927)	$(9,445)	$25,117
Total assets (1)	$841,021	$206,996	$193,039	$72,586	$223,351	$1,536,993
Depreciation and amortization	6,849	1,485	1,092	214	1,032	10,672
Capital expenditures	4,638	2,405	1,719	370	1,708	10,840

(1) Of our $704.6 million of long-lived assets, $89.3 million and $18.5 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended October 30, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$379,927	$119,791	$66,835	$34,154	$—	$600,707
Intercompany sales	—	—	—	(161)	—	(161)
Net sales to external customers	379,927	119,791	66,835	33,993	—	600,546
Segment operating income (loss)	43,403	9,701	1,641	(132)	(10,543)	44,070
Asset impairments and other (1)	—	—	—	—	(314)	(314)
Operating income (loss)	43,403	9,701	1,641	(132)	(10,857)	43,756
Other components of net periodic benefit cost	—	—	—	—	(55)	(55)
Interest expense, net	—	—	—	—	(585)	(585)
Earnings (loss) from continuing operations before income taxes	$43,403	$9,701	$1,641	$(132)	$(11,497)	$43,116
Total assets (2)	$760,370	$229,347	$131,378	$53,310	$442,404	$1,616,809
Depreciation and amortization	7,160	1,675	1,148	266	375	10,624
Capital expenditures	4,645	718	1,104	270	8,225	14,962

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Nine Months Ended October 29, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,016,396	$294,486	$225,448	$126,442	$—	$1,662,772
Intercompany sales	—	—	—	(2,904)	—	(2,904)
Net sales to external customers(1)	1,016,396	294,486	225,448	123,538	—	1,659,868
Segment operating income (loss)	51,235	5,260	7,256	2,551	(23,055)	43,247
Asset impairments and other(2)	—	—	—	—	154	154
Operating income (loss)	51,235	5,260	7,256	2,551	(22,901)	43,401
Other components of net periodic benefit cost	—	—	—	—	(198)	(198)
Interest expense, net	—	—	—	—	(1,608)	(1,608)
Earnings (loss) from continuing operations before income taxes	$51,235	$5,260	$7,256	$2,551	$(24,707)	$41,595
Depreciation and amortization	$21,060	$4,607	$3,271	$692	$2,271	$31,901
Capital expenditures	15,539	6,278	5,528	1,033	11,467	39,845

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 82% and 18%, respectively, of our net sales for the nine months ended October 29, 2022.

(2) Asset impairments and other includes a $0.5 million charge for asset impairments, which includes $0.2 million in Journeys Group, $0.2 million in Schuh Group and $0.1 million in Licensed Brands, partially offset by a $0.7 million gain on the termination of the pension plan.

Nine Months Ended October 30, 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Licensed Brands	Corporate & Other	Consolidated
Sales	$1,102,750	$294,581	$176,756	$120,952	$—	$1,695,039
Intercompany sales	—	—	—	(615)	—	(615)
Net sales to external customers(1)	1,102,750	294,581	176,756	120,337	—	$1,694,424
Segment operating income (loss)	106,895	9,477	2,412	3,420	(39,966)	$82,238
Asset impairments and other(2)	—	—	—	—	(10,054)	(10,054)
Operating income (loss)	106,895	9,477	2,412	3,420	(50,020)	72,184
Other components of net periodic benefit cost	—	—	—	—	(72)	(72)
Interest expense	—	—	—	—	(1,931)	(1,931)
Earnings (loss) from continuing operations before income taxes	$106,895	$9,477	$2,412	$3,420	$(52,023)	$70,181
Depreciation and amortization	$21,549	$5,356	$3,460	$820	$1,073	$32,258
Capital expenditures	18,418	1,945	3,666	750	9,728	34,507

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 83% and 17%, respectively, of our net sales for the nine months ended October 30, 2021.

(2) Asset impairments and other includes an $8.6 million charge for professional fees related to the actions of an activist shareholder and a $2.0 million charge for retail store asset impairments, which includes $1.0 million in Journeys Group, $0.8 million in Schuh Group and $0.2 million in the Johnston & Murphy Group, partially offset by a $0.6 million insurance gain.

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

Summary of Results of Operations

Our net sales increased 1% to $603.8 million for the third quarter of Fiscal 2023 compared to $600.5 million for the third quarter of Fiscal 2022. The sales increase was driven by increased wholesale sales and a total comparable sales increase of 3%, partially offset by the unfavorable impact of $21.1 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar. Johnston & Murphy Group sales increased 19% and Licensed Brands sales increased 14%, while Journeys Group sales were flat and Schuh Group sales decreased 13% for the third quarter of Fiscal 2023 compared to the third quarter of Fiscal 2022. Without the impact of foreign exchange, Schuh's sales increased 4% on a local currency basis for the third quarter of Fiscal 2023.

Gross margin as a percentage of net sales decreased to 48.7% during the third quarter of Fiscal 2023, compared to 49.2% for the third quarter of Fiscal 2022. This reflects decreased gross margin as a percentage of net sales in all of our operating business units due primarily to a more normalized promotional environment for all retail divisions, except Johnston & Murphy where a decrease in inventory reserves last year as the brand began to recover from the pandemic make a difficult comparison this year, and increased freight expense as well as better than anticipated loyalty program sign-ups at Schuh as new members used their sign-up incentives, which should provide long-term growth. Altogether, freight and logistics costs put approximately $3.3 million of pressure on total gross margin comparison of the third quarter of Fiscal 2023 to the third quarter of Fiscal 2022.

Selling and administrative expenses as a percentage of net sales increased to 44.3% of net sales during the third quarter of Fiscal 2023 from 41.8% for the third quarter of Fiscal 2022, reflecting increased expenses as a percentage of net sales at Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales is due in large part to one-time benefits for rent credits and government relief in the third quarter last year. Excluding these one-time benefits last year, deleverage in marketing expenses, compensation expense and selling salaries more than offset leverage from decreased occupancy and performance-based compensation expenses.

Operating margin was 4.3% for the third quarter of Fiscal 2023 compared to 7.3% in the third quarter of Fiscal 2022, reflecting decreased operating margin in all our operating business units, except Johnston & Murphy Group. The decrease in operating margin for the third quarter this year compared to the third quarter last year was driven by decreased gross margin as a percentage of net sales, reflecting the more normalized promotional environment and increased freight expense, and increased expenses as a percentage of net sales, reflecting the one-time benefits for rent credits and government relief in the prior year.

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

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key performance indicators we use to evaluate the financial condition and operating performance of our business are comparable sales, net sales, gross margin, operating income and operating margin. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly titled performance indicators used by other companies.

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have disclosed comparable sales for the second and third quarters of Fiscal 2023 but did not disclose comparable sales for the first quarter and first nine months of Fiscal 2023 due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022. We believe that overall sales is a more meaningful metric during the first quarter and first nine months of Fiscal 2023.

Results of Operations – Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

Our net sales increased 1% to $603.8 million for the third quarter of Fiscal 2023 compared to $600.5 million for the third quarter of Fiscal 2022. The sales increase was driven by increased wholesale sales and a total comparable sales increase of 3%, partially offset by the unfavorable impact of $21.1 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar. Johnston & Murphy Group sales increased 19% and Licensed Brands sales increased 14%, while Journeys Group sales were flat and Schuh Group sales decreased 13% for the third quarter of Fiscal 2023 compared to the third quarter of Fiscal 2022. Without the impact of foreign exchange, Schuh's sales increased 4% on a local currency basis for the third quarter of Fiscal 2023.

Gross margin decreased 0.5% to $293.8 million in the third quarter of Fiscal 2023 from $295.2 million in the third quarter of Fiscal 2022 and decreased as a percentage of net sales from 49.2% to 48.7%. This reflects decreased gross margin as a percentage of net sales in all of our operating business units due primarily to a more normalized promotional environment for all retail divisions, except Johnston & Murphy where a decrease in inventory reserves last year as the brand began to recover from the pandemic make a difficult comparison this year, and increased freight expense, as well as better than anticipated loyalty program sign-ups at Schuh as new members used their sign-up incentives, which should provide long-term growth. Altogether, freight and logistics costs put approximately $3.3 million of pressure on total gross margin comparison of the third quarter of Fiscal 2023 to the third quarter of Fiscal 2022.

Selling and administrative expenses in the third quarter of Fiscal 2023 increased 6.6% and increased as a percentage of net sales from 41.8% to 44.3%, reflecting increased expenses as a percentage of net sales at Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales is due in large part to one-time benefits for rent credits and government relief in the third quarter last year. Excluding these one-time benefits last year, deleverage in marketing expenses, compensation expense and selling salaries more than offset leverage from decreased occupancy and performance-based compensation expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter of Fiscal 2023 were $25.1 million compared to $43.1 million for the third quarter of Fiscal 2022. Pretax earnings for the third quarter of Fiscal 2022 included asset impairments and other charges of $0.3 million for professional fees related to the actions of an activist shareholder and retail store asset impairments.

We recorded an effective income tax rate of 18.7% and 23.5% in the third quarter of Fiscal 2023 and Fiscal 2022, respectively. The lower tax rate for the third quarter this year compared to the third quarter last year reflects a reduction in the effective tax rate that we expect for jurisdictions in which we are profitable.

Net earnings for the third quarter of Fiscal 2023 were $20.4 million, or $1.65 diluted earnings per share compared to $32.9 million, or $2.25 diluted earnings per share, for the third quarter of Fiscal 2022.

Journeys Group

	Three Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$380,619	$379,927	0.2%
Operating income	$27,083	$43,403	(37.6)%
Operating margin	7.1%	11.4%

Net sales from Journeys Group increased 0.2% to $380.6 million for the third quarter of Fiscal 2023, compared to $379.9 million for the third quarter of Fiscal 2022 primarily due to a total comparable sales increase of 1% driven by increased e-commerce sales, while the average number of stores decreased 1% for the third quarter this year. Journeys Group operated 1,123 stores at the end of the third quarter of Fiscal 2023, including 230 Journeys Kidz stores, 45 Journeys stores in Canada and 35 Little Burgundy stores in Canada, compared to 1,137 stores at the end of the third quarter of last year, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada.

Journeys Group had operating income of $27.1 million for the third quarter of Fiscal 2023 compared to $43.4 million for the third quarter of Fiscal 2022. The decrease of 37.6% in operating income for Journeys Group was due to (i) decreased gross margin as a percentage of net sales reflecting increased markdowns with a return to a more normalized promotional environment and (ii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially marketing and selling salaries as sales were effectively flat for the third quarter this year compared to the third quarter last year, as well as one-time benefits for rent credits in the third quarter last year.

Schuh Group

	Three Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$104,809	$119,791	(12.5)%
Operating income	$5,912	$9,701	(39.1)%
Operating margin	5.6%	8.1%

Net sales from Schuh Group decreased 12.5% to $104.8 million for the third quarter of Fiscal 2023 compared to $119.8 million for the third quarter of Fiscal 2022, primarily due to an unfavorable impact of $19.7 million due to changes in foreign exchange rates, partially offset by increased total comparable sales of 3% driven by increased comparable store sales. Without the impact of foreign exchange, Schuh's sales increased 4% on a local currency basis for the third quarter of Fiscal 2023. Schuh Group operated 122 stores at the end of the third quarter of Fiscal 2023, compared to 123 stores at the end of the third quarter of Fiscal 2022.

Schuh Group had operating income of $5.9 million for the third quarter of Fiscal 2023 compared to $9.7 million for the third quarter of Fiscal 2022. The 39.1% decrease in operating income for Schuh Group reflects (i) decreased gross margin as a percentage of net sales reflecting a return to a more normalized promotional environment and better than anticipated loyalty program sign-ups as new members used their sign-up incentives, which should provide long-term growth and (ii) increased selling and administrative expenses as a percentage of net sales for the third quarter of Fiscal 2023 compared to the third quarter of Fiscal 2022, reflecting more normalized operating expenses due to the one-time benefits for rent credits and government property tax relief and other government relief related to the COVID-19 pandemic in the U.K. in the third quarter last year. Excluding these one-time benefits last year, decreased occupancy and marketing expenses more than offset deleverage in selling salaries and professional fees. In addition, operating income included an unfavorable impact of $1.1 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$79,614	$66,835	19.1%
Operating income	$3,494	$1,641	112.9%
Operating margin	4.4%	2.5%

Johnston & Murphy Group net sales increased 19.1% to $79.6 million for the third quarter of Fiscal 2023 from $66.8 million for the third quarter of Fiscal 2022, primarily due to a 20% increase in comparable sales and increased wholesale sales. Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Retail operations accounted for 72.9% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2023, down from 75.4% in the third quarter of Fiscal 2022. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2023 was 159 stores, including six stores in Canada, compared to 174 stores, including eight stores in Canada, at the end of the third quarter of Fiscal 2022.

Johnston & Murphy Group operating income of $3.5 million for the third quarter of Fiscal 2023 increased 112.9% compared to $1.6 million in the third quarter of Fiscal 2022. The increase was primarily due to (i) increased net sales and (ii) decreased selling and administrative expenses due to greater leverage of expenses as a result of revenue growth, partially offset by increased marketing expense. Gross margin decreased as a percentage of net sales as increased freight and logistics costs as well as a difficult comparison to last year with the decrease in inventory reserves as the brand began to recover from the pandemic, more than offset otherwise increased gross margin.

Licensed Brands

	Three Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$38,746	$33,993	14.0%
Operating loss	$(1,927)	$(132)	NM
Operating margin	(5.0)%	(0.4)%

Licensed Brands' net sales increased 14.0% to $38.7 million for the third quarter of Fiscal 2023 from $34.0 million for the third quarter of Fiscal 2022 primarily reflecting an increase in sales of Dockers footwear.

Licensed Brands' operating loss was $1.9 million for the third quarter of Fiscal 2023 compared to a loss of $0.1 million in the third quarter of Fiscal 2022. The increase in operating loss was primarily due to (i) decreased gross margin as a percentage of net sales driven by increased freight and logistics costs more than offsetting a favorable sales mix and (ii) increased selling and administrative expenses as a percentage of net sales reflecting deleverage of expenses as a result of the change in sales mix, partially offset by decreased performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter of Fiscal 2023 was $8.5 million compared to $10.9 million for the third quarter of Fiscal 2022. Corporate expense in the third quarter of Fiscal 2022 included a $0.3 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments. The corporate expense decrease, excluding asset impairment and other charges, primarily reflected decreased performance-based compensation expense.

Net interest expense increased 54.9% to $0.9 million for the third quarter of Fiscal 2023 compared to net interest expense of $0.6 million for the third quarter of Fiscal 2022 primarily reflecting increased average borrowings in the third quarter this year along with increased interest rates this year.

Results of Operations – Nine Months of Fiscal 2023 Compared to Nine Months of Fiscal 2022

Our net sales in the first nine months of Fiscal 2023 decreased 2.0% to $1.660 billion compared to $1.694 billion in the first nine months of Fiscal 2022. The sales decrease was driven by an unfavorable impact of $41.5 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar and decreased comparable direct sales, partially offset by increased sales in the wholesale channel.

Gross margin decreased 3.1% to $799.6 million in the first nine months of Fiscal 2023 from $825.4 million in the first nine months of Fiscal 2022 and decreased as a percentage of net sales from 48.7% to 48.2%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, Johnston & Murphy Group and Licensed Brands, partially offset by increased gross margin as a percentage of net sales in Schuh Group. The overall decrease in gross margin as a percentage of net sales is primarily due to increased markdowns in our Journeys business and increased freight and logistics costs as well as the decrease in inventory reserves in the Johnston & Murphy business last year making for difficult comparisons this year, partially offset by lower shipping and warehouse expense as a result of lower e-commerce penetration. Altogether, freight and logistics costs put approximately $14.7 million of pressure on total gross margin comparison of the first nine months of Fiscal 2023 to the first nine months of Fiscal 2022.

Selling and administrative expenses in the first nine months of Fiscal 2023 increased 1.8% and increased as a percentage of net sales from 43.9% to 45.6%, reflecting increased expenses as a percentage of net sales at Journeys Group, Schuh Group and Licensed Brands, partially offset by decreased expenses as a percentage of net sales at Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales is due to more normalized occupancy expense as a result of the one-time benefits for rent credits and government tax relief related to the COVID-19 pandemic in the U.K. in the first nine months last year, as well as increased selling salaries and compensation and marketing expenses, partially offset by decreased performance-based compensation expense. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Pretax earnings for the first nine months of Fiscal 2023 were $41.6 million compared to $70.2 million for the first nine months of Fiscal 2022. Pretax earnings for the first nine months of Fiscal 2023 included an asset impairment and other gain of $0.2 million for a gain on the termination of the pension plan, partially offset by asset impairments. Pretax earnings for the first nine months of Fiscal 2022 included asset impairments and other charges of $10.1 million for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain.

We recorded an effective income tax rate of 20.6% and 24.8% in the first nine months of Fiscal 2023 and Fiscal 2022, respectively. The tax rate for the first nine months of Fiscal 2023 is lower than Fiscal 2022, reflecting a reduction in the effective tax rate we expect for jurisdictions in which we are profitable combined with the impact of foreign activity for which we have historically been unable to recognize a tax benefit.

Net earnings for the first nine months of Fiscal 2023 were $33.0 million, or $2.56 diluted earnings per share compared to $52.7 million, or $3.60 diluted earnings per share, for the first nine months of Fiscal 2022.

Journeys Group

	Nine Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$1,016,396	$1,102,750	(7.8)%
Operating income	$51,235	$106,895	(52.1)%
Operating margin	5.0%	9.7%

Net sales from Journeys Group decreased 7.8% to $1.0 billion for the first nine months of Fiscal 2023, compared to $1.1 billion for the first nine months of Fiscal 2022, primarily due to decreased store sales and decreased digital comparable sales. We believe the Journeys consumer benefitted most from the government stimulus in the first nine months of Fiscal 2022 and is currently more affected by the U.S. macro-economic environment than customers of our other North American businesses.

Journeys Group had operating income of $51.2 million for the first nine months of Fiscal 2023 compared to $106.9 million for the first nine months of Fiscal 2022. The decrease of 52.1% in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns with a return to a more normalized promotional environment and lower initial mark-ons, partially offset by lower shipping and warehouse expense and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially selling salaries, occupancy and marketing expenses as a result of decreased revenue in the first nine months this year, partially offset by decreased performance-based compensation expense.

Schuh Group

	Nine Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$294,486	$294,581	(0.0)%
Operating income	$5,260	$9,477	(44.5)%
Operating margin	1.8%	3.2%

Net sales from Schuh Group were effectively flat at $294.5 million for the first nine months of Fiscal 2023 compared to $294.6 million for the first nine months of Fiscal 2022. Store sales increased as Schuh stores were only open 73% of possible days in the first nine months of Fiscal 2022 versus 100% of possible days in the first nine months of Fiscal 2023, offset by an unfavorable impact of $38.7 million due to changes in foreign exchange rates and decreased digital comparable sales. Schuh stores benefitted from pent up demand as the U.K. economy further re-opened this year and more people resumed normal pre-pandemic activities.

Schuh Group had operating income of $5.3 million for the first nine months of Fiscal 2023 compared to $9.5 million for the first nine months of Fiscal 2022. The decrease of 44.5% in operating income for Schuh Group reflects increased selling and administrative expenses as a percentage of net sales for the first nine months of Fiscal 2023 compared to the first nine months of Fiscal 2022, reflecting more normalized operating expenses due to the one-time benefits for rent credits and government property tax relief and other government relief related to the COVID-19 pandemic in the U.K. in the first nine months last year. Excluding these one-time benefits last year, decreased occupancy, marketing and performance-based compensation expenses more than offset the deleverage in selling salaries. In addition, operating income included an unfavorable impact of $1.3 million due to changes in foreign exchange rates compared to last year. Gross margin increased as a percentage of net sales, reflecting decreased shipping and warehouse expense driven by lower e-commerce penetration.

Johnston & Murphy Group

	Nine Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$225,448	$176,756	27.5%
Operating income	$7,256	$2,412	200.8%
Operating margin	3.2%	1.4%

Johnston & Murphy Group net sales increased 27.5% to $225.4 million for the first nine months of Fiscal 2023 from $176.8 million for the first nine months of Fiscal 2022, primarily due to increased wholesale sales, store sales and e-commerce sales. Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Retail operations accounted for 73.0% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2023, down from 77.1% in the first nine months of Fiscal 2022.

Johnston & Murphy Group operating income increased to $7.3 million for the first nine months of Fiscal 2023 compared to $2.4 million in the first nine months of Fiscal 2022. The increase of 200.8% was primarily due to (i) increased net sales and (ii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of expenses as a result of revenue growth, especially occupancy expense, selling salaries and compensation, partially offset by increased marketing expense. Gross margin as a percentage of net sales decreased for the first nine months of Fiscal 2023 compared to the first nine months of Fiscal 2022 reflecting increased freight and logistic costs and the channel mix of more wholesale sales as well as a difficult comparison to last year with the decrease in inventory reserves last year as the brand began to recover from the pandemic, partially offset by price increases and decreased retail markdowns.

Licensed Brands

	Nine Months Ended
	October 29, 2022	October 30, 2021	% Change
	(dollars in thousands)
Net sales	$123,538	$120,337	2.7%
Operating income	$2,551	$3,420	(25.4)%
Operating margin	2.1%	2.8%

Licensed Brands' net sales increased 2.7% to $123.5 million for the first nine months of Fiscal 2023, from $120.3 million for the first nine months of Fiscal 2022 primarily reflecting an increase in sales of private label and Dockers footwear, partially offset by repositioning the distribution of the mix of the Levi's brand to rely less on the value channel.

Licensed Brands' operating income was $2.6 million for the first nine months of Fiscal 2023 compared to $3.4 million in the first nine months of Fiscal 2022. The 25.4% decrease in operating income was primarily due to (i) a decrease in gross margin as a percentage of net sales due to increased freight and logistics costs partially offset by favorable changes in sales mix and (ii) increased selling and administrative expenses as a percentage of net sales reflecting deleverage of expenses as a result of changes in sales mix, partially offset by decreased shipping and warehouse and performance-based compensation expenses.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months of Fiscal 2023 was $22.9 million compared to $50.0 million for the first nine months of Fiscal 2022. Corporate expense in the first nine months of Fiscal 2023 included a gain of $0.2 million in asset impairment and other charges from a gain on the termination of the pension plan, partially offset by asset impairments. Corporate expense in the first nine months of Fiscal 2022 included a $10.1 million charge in asset impairment and other charges for professional fees related to the actions of an activist shareholder and retail store asset impairments, partially offset by an insurance gain. The corporate expense decrease, excluding asset impairment and other charges, primarily reflected decreased performance-based compensation expense.

Net interest expense decreased to $1.6 million for the first nine months of Fiscal 2023 compared to net interest expense of $1.9 million for the first nine months of Fiscal 2022.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	October 29, 2022	October 30, 2021	Increase (Decrease)
(in thousands)
Net cash provided by (used in) operating activities	$(243,970)	$152,114	$(396,084)
Net cash used in investing activities	(39,845)	(34,421)	(5,424)
Net cash used in financing activities	(1,647)	(50,700)	49,053
Effect of foreign exchange rate fluctuations on cash	(2,950)	680	(3,630)
Net increase (decrease) in cash and cash equivalents	$(288,412)	$67,673	$(356,085)

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $396.1 million higher for the first nine months of Fiscal 2023 compared to the first nine months of Fiscal 2022, reflecting primarily the following factors:

•
a $245.8 million decrease in cash flow from changes in inventory, primarily reflecting increased inventory growth in all of our business units in the first nine months of Fiscal 2023 as we rebuilt inventory levels following the significant supply chain disruptions resulting from the COVID-19 pandemic;
•
a $98.7 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting the payment of Fiscal 2022 performance-based compensation accruals in the first nine months of Fiscal 2023 and significantly lower performance-based compensation accruals for the first nine months of Fiscal 2023 compared to Fiscal 2022;
•
a $53.5 million decrease in cash flow from changes in other assets and liabilities and prepaids and other current assets combined, primarily reflecting income taxes paid in the first nine months of Fiscal 2023 compared to a tax refund in the first nine months of Fiscal 2022; and
•
a $19.7 million decrease in net earnings; partially offset by
•
a $24.0 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first nine months of Fiscal 2023 and the increase in inventory.

Cash used in investing activities was $5.4 million higher for the first nine months of Fiscal 2023 as compared to the first nine months of Fiscal 2022 reflecting increased capital expenditures primarily related to investments in retail stores, partially offset by decreased capital expenditures for digital and omnichannel initiatives.

Cash used in financing activities was $49.1 million lower for the first nine months of Fiscal 2023 as compared to the first nine months of Fiscal 2022 reflecting increased borrowings this year compared to the same period last year, partially offset by share repurchases and the payment of Fiscal 2022 share repurchase accruals of $77.5 million in the first nine months of Fiscal 2023 compared to share repurchases of $28.5 million in the first nine months of Fiscal 2022.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 9, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022.

As of October 29, 2022, we have borrowed $85.9 million under our Credit Facility, which includes $72.2 million in U.S. revolver borrowings and $13.7 million (£11.8 million) in Genesco (UK) Limited. In addition, we borrowed $3.5 million (£3.0 million) under our Schuh Facility Letter. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Letter as of October 29, 2022.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC ("Lloyds") for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaces Schuh's Facility Letter that would have expired in October 2023.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the new Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2023 and the foreseeable future.

During the remainder of Fiscal 2023, we expect our primary cash requirements to be directed towards funding operating activities. We expect our end of year cash balance to return to a more normalized level. While the timing and amount of any common stock repurchases will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions, we will also consider returning cash to our shareholders through opportunistic share repurchases pursuant to our repurchase authorization described in more detail below.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have adjusted the presentation of the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets for Fiscal 2023.

Contractual Obligations

Our contractual obligations at October 29, 2022 decreased 11% compared to January 29, 2022, primarily due to decreased operating lease obligations, partially offset by increased long-term debt and purchase obligations.

We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2022 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Capital Expenditures

Total capital expenditures in Fiscal 2023 are expected to be approximately $50 million to $55 million of which approximately 54% is for new stores and remodels and 46% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. Planned capital expenditures excludes approximately $11 million, or $9 million net of tenant allowances, for the new corporate headquarters building. In January of Fiscal 2022, as part of our continuing efforts to optimize our distribution center footprint, we sold a distribution warehouse for $20 million.

Common Stock Repurchases

We repurchased 451,343 shares during the third quarter of Fiscal 2023 at a cost of $20.8 million, or $46.01 per share and repurchased 1,380,272 shares during the first nine months of Fiscal 2023 at a cost of $72.7 million, or $52.66 per share. There were $4.8 million share repurchases accrued in the fourth quarter of Fiscal 2022 included on the Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022. We have $34.1 million remaining as of October 29, 2022 under our expanded share repurchase authorization announced in February 2022. We repurchased 521,693 shares during the third quarter and first nine months of Fiscal 2022 at a cost of $30.6 million, or $58.71 per share. During the fourth quarter of Fiscal 2023, through December 7, 2022, we have not repurchased any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the third quarter of Fiscal 2023 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of October 29, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and in the Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2022
7-31-22 to 8-27-22	—	$—	—	$54,904

September 2022
8-28-22 to 9-24-22(1)	431,343	$46.24	431,343	$34,961

October 2022
9-25-22 to 10-29-22 (1)	20,000	$41.20	20,000	$34,137
9-25-22 to 10-29-22 (2)	1,518	$41.79	—	—
Total	452,861	$46.00	451,343	$34,137

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

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index
(3.1)	Second Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 1, 2022 (file No. 1-3083)
(3.2)

Second Amended and Restated Bylaws of Genesco Inc., redlined for amendments effective October 27, 2022. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 1, 2022 (file No. 1-3083)

(3.3)	Restated Charter of Genesco Inc., as amended.
(3.4)	Restated Charter of Genesco Inc., as amended, redlined for amendments effective June 23, 2022.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Thomas A. George
Thomas A. George
Senior Vice President - Finance and Chief Financial Officer

Date: December 8, 2022