Form 10-K
period 2023-01-28
GENESCO INC
filed 2023-03-22
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $733,000,000. The market value calculation was determined using a per share price of $56.05, the price at which the common stock was last sold on the New York Stock Exchange on July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 10, 2023, 12,599,115 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 28, 2023) are incorporated by reference into Part III of this Annual Report on Form 10-K..

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, risks related to disruptions to our business, sales, supply chain and financial results; the level of consumer spending on our merchandise and in general and consumer interest in our brands; the level and timing of promotional activity necessary to protect our reputation and maintain inventories at appropriate levels; public health and safety issues, including widespread or severe outbreaks of COVID-19; the timing and amount of any share repurchases by us; risks related to doing business internationally, including the manufacturing of a portion of our products in China; the increasing scope of our non-U.S. operations; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; the effects of the withdrawal of the United Kingdom ("U.K") from the European Union ("Brexit"), and other sources of market weakness in the U.K. and the Republic of Ireland (the “ROI”); the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation, including our ability to pass increased costs on to consumers; effects resulting from wars and other military operations; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; weakness in shopping mall traffic; any failure to increase sales at our existing stores, particularly given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions, expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and/or disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to open additional retail stores, renew leases in existing stores, control or lower occupancy costs, and conduct required remodeling or refurbishment on schedule and at expected expense levels; realize anticipated cost savings, including rent savings; achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our ESG projections, goals and commitments related to sustainability, stewardship, emissions and diversity, equity and inclusion; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems; our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1, BUSINESS

General

Genesco Inc., incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2023 of $2.4 billion. During Fiscal 2023, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Genesco Brands Group, formerly Licensed Brands, comprised of the licensed Dockers®, Levi's®, and G.H. Bass® brands, as well as other brands we license for footwear. We also source, design, market and distribute footwear under our Johnston & Murphy brand and the licensed Levi's, Dockers and G.H. Bass brands, as well as other brands that we license for footwear to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores.

At January 28, 2023, we operated 1,410 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, including 85 footwear stores in Canada and 122 footwear stores in the U.K. and the ROI. We plan to open a total of approximately 31 new retail stores and to close approximately 66 retail stores in Fiscal 2024.

The following table sets forth certain additional information concerning our retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
Retail Stores
Beginning of year	1,535	1,512	1,480	1,460	1,425
Opened during year	36	12	13	6	28
Closed during year	(59)	(44)	(33)	(41)	(43)
End of year	1,512	1,480	1,460	1,425	1,410

Shorthand references to fiscal years (e.g., “Fiscal 2023”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 28, 2023). The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1.

Strategy

Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. We strive to build enduring relationships with our target customers, based upon unparalleled consumer and market insights. We seek to excite and constantly exceed customer expectations by delivering distinctive experiences and products, using our deep direct-to-consumer expertise across digital and physical channels. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies makes them even stronger together. We have aligned our footwear focused strategy around six pillars aimed at accelerating our transformation and leveraging synergies to drive growth and sustainable profitability, 1) accelerate digital to grow direct-to-consumer, 2) maximize the relationship between physical and digital channels, 3) build deeper consumer insights to strengthen customer relationships and brand equity, 4) intensify product innovation and trend insight efforts, 5) reshape the cost base to reinvest for future growth, and 6) pursue synergistic acquisitions that add growth and create shareholder value. We anticipate optimizing our store footprint in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in our existing locations and investing in technology and infrastructure to support omnichannel and digital retailing.

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020. Now that many of the challenges of the pandemic are behind us, we expect to concentrate our efforts on opportunities to leverage our direct-to-consumer capabilities to grow our branded platform and leverage its strategies.

More generally, we attempt to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as inflation, the collateral effects of the COVID-19 pandemic, supply chain disruptions and increased logistics costs, and any future economic contraction and changes in tax policies, may reduce the consumer’s disposable income or his or her willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Segments

Journeys Group

The Journeys Group accounted for 62% of our net sales in Fiscal 2023. Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 age group ranging from students to young professionals.

At January 28, 2023, Journeys Group operated 1,130 stores, including 863 Journeys stores, 233 Journeys Kidz stores and 34 Little Burgundy stores averaging approximately 2,000 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2023, the Journeys Group closed a net of five stores.

Schuh Group

The Schuh Group accounted for 18% of our net sales in Fiscal 2023. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At January 28, 2023, Schuh Group operated 122 Schuh stores, averaging approximately 4,950 square feet, which include both street-level and mall locations in the U.K. and the ROI. Schuh Group's e-commerce websites are schuh.co.uk, schuh.ie and schuh.eu. In Fiscal 2023, Schuh Group closed a net of one store.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 13% of our net sales in Fiscal 2023. All sales of Johnston & Murphy Group's retail and wholesale businesses are of the Genesco-owned Johnston & Murphy brand.

Johnston & Murphy Retail Operations. At January 28, 2023, Johnston & Murphy operated 158 retail shops and factory stores primarily in the United States averaging approximately 1,950 square feet and selling footwear, apparel and accessories primarily for men in the 35 to 55 year age group. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s casual and dress footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through johnstonmurphy.com and johnstonmurphy.ca e-commerce websites. Footwear accounted for 59% of Johnston & Murphy retail sales in Fiscal 2023, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of nine shops and factory stores, including two shops in Canada, in Fiscal 2023.

Johnston & Murphy Wholesale Operations. Johnston & Murphy men’s and boy's footwear, apparel and accessories, along with women's footwear are sold at wholesale, primarily to better department stores, independent specialty stores and e-commerce retailers. Johnston & Murphy’s wholesale customers offer the brand’s footwear for dress, dress casual, and casual occasions, with the majority of styles offered in these channels selling from $100 to $195.

Genesco Brands Group

The Genesco Brands Group segment, formerly Licensed Brands, accounted for 7% of our net sales in Fiscal 2023. Genesco Brands Group sales include footwear marketed under the Levi's brand, Dockers brand and G.H. Bass brand, among others. The Levi's brand license and the G.H. Bass brand license were entered into concurrently with the Togast acquisition. Levi's footwear is marketed to men, women and children through department and specialty stores and off-price retailers across the country as well as e-commerce retailers. Suggested retail prices for Levi's footwear generally range from $35 to $100. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $40 to $90. Genesco Brands Group designs and sources licensed footwear under the Levi's, Dockers and G.H. Bass brand names, among others. In the fourth quarter of Fiscal 2022, we signed a three-year licensing agreement with STARTER to be their exclusive U.S. and Canadian footwear licensee for athletic footwear. We design and manufacture the STARTER brand footwear for men, women and children with suggested retail prices ranging from $49 to $120. Genesco Brands Group e-commerce websites are nashvilleshoewarehouse.com and dockershoes.com. In the second quarter of Fiscal 2023, we signed a three-year licensing agreement with PONY to be their exclusive U.S. footwear licensee for athletic footwear for men, women and children with suggested retail prices ranging from $75 to $250, including a Limited Edition 50th anniversary version for $250.

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

Competition

Competition is intense in the footwear, apparel and accessory industries. Our retail footwear, apparel and accessory competitors range from small, locally owned stores to regional and national department stores, discount stores, specialty chains, our vendors with their own direct-to-consumer channels and online retailers. We also compete with hundreds of footwear wholesale operations in the United States and throughout the world, most of which are relatively small, specialized operations, but some of which are large, more diversified companies. Some of our competitors have resources that are not available to us. Our success depends upon our ability to remain competitive with respect to the key factors of style, price, quality, comfort, brand loyalty, customer service, store location and atmosphere, technology, infrastructure and speed of delivery to support e-commerce and the ability to offer relevant products.

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The Dockers license agreement expires in 2024. We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean. The initial term of the license agreement with respect to Levi's® trademarks is through November 30, 2024 with one additional four-year renewal term. We entered into a new license agreement for STARTER athletic footwear in September 2021. The initial term of the license is three years with a three-year renewal option, which would extend the partnership through December 31, 2027. We entered into a new license agreement for PONY athletic footwear in June 2022. The initial term of the license is three years with a three-year renewal option, which would extend the partnership through June 2028. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2023.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Historically, most of our business has been at-once, and as a result, the backlog at any one time has not necessarily been indicative of future sales. As we recovered from the global supply chain issues of the past year, our backlog of orders for our wholesale operations, including unconfirmed customer purchase orders, has returned to more normal levels and, as such has decreased from approximately $167.7 million as of February 26, 2022 to approximately $72.7 million as of February 25, 2023.

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

Through our ESG Program, we expect to continue to advance our sustainable business practices with the goal of consistently delivering products that exceed consumer expectations. We believe the progress of our ESG efforts is best served by disclosing goals and relevant metrics. During Fiscal 2023, we completed our initial measurements or baselines for our greenhouse gas emissions. In addition, we issued our initial corporate sustainability report in Fiscal 2023 which can be found at www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

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

Human Capital

Our Employees

We had approximately 19,000 employees as of January 28, 2023 with approximately 15,000 employed in the United States and Canada, and approximately 4,000 in the U.K. and the ROI. The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of January 28, 2023.

We consider our employees to be core to our success. Our values include treating our customers and each other with integrity, trust and respect, and creating an unrivaled home for talent and diversity to grow and succeed.

Workplace Health & Safety

We conduct health and safety training with our retail and distribution employees to build knowledge and awareness of workplace conditions and hazards according to local, regional and national standards.

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

Diversity, Equity and Inclusion

We are committed to our diversity, equity, and inclusion ("DEI") efforts to make a meaningful difference for our employees, our customers, and our communities.

We have enhanced our commitment to DEI by building on our solid foundation with additional resources on key DEI initiatives. Through our DEI Taskforce and defined vision, we are focusing our attention on areas where we can make the most impact – our talent, our business practices and our communities. We have identified opportunities that will advance our DEI efforts across our portfolio of brands, including expanded training and development programs, pay equity studies, the launch of Business Resource Groups and ongoing engagement through communication and events.

Employee Engagement

We conduct annual employee engagement surveys as well as other targeted surveys with various segments of our workforce to measure important aspects of the employee experience. The survey measures employee sentiment on a variety of topics including leadership, management, alignment, involvement, respect in the workplace, learning and development, social connection and work life balance, among others. The survey creates the opportunity to establish two-way communication and gives employees a direct voice in influencing change. Our results indicate high participation rates and strong engagement scores. We remain committed to listening to and learning from our employees.

Training and Development

We provide employees with the opportunity to grow their careers and be rewarded for their contributions. We have a strong promote from within culture and target training and development that is relevant to an employee’s current role as well as future roles to which they aspire.

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

We maintain controls and safeguards to mitigate the risks to our systems and to protect this information and have made significant investments to improve our information security and privacy posture and keep pace with the ever changing and evolving risks to our systems and our information. For example, we have implemented hardware based end-to-end encryption with tokenization, multi-factor authentication protocols, next generation firewalls, comprehensive cloud email security and endpoint protection, detection, and response software, conducted continuous risk assessments, and established data security breach preparedness and response plans. We also promote security awareness with our employees and require all endpoint users to successfully complete our annual security awareness training.

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

We have implemented processes and systems to allow for the expedient response and resolution of Data Subject Access Requests in accordance with existing privacy laws and regulations that are applicable to our business, including GDPR and CCPA.

Community

Building better communities is part of our everyday values. Our community outreach initiatives support underserved communities including our unique signature community outreach programs Cold Feet, Warm Shoes, the Make a Difference Charity Golf Tournament benefitting United Way, Journeys Attitude That Cares and Schuh’s Purpose Pillar program. In addition, the Company and our employees engage through community sponsorship and leadership, including actively supporting Nashville’s Pride Month and the Nashville Pride Parade, Can’d Aid and the United Way of Greater Nashville’s annual campaign, among other initiatives.

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

Our commitment to diversity and inclusion is reflected in our Board, which is comprised of 55% of members who are diverse in either gender and/or ethnicity as of January 28, 2023. We are committed to efforts to expand our Board’s diversity.

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

Environmental Matters

Our former manufacturing operations and the sites of those operations as well as the sites of our current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by us (currently or in the past) are located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. We are currently involved in certain administrative and judicial environmental proceedings relating to our former facilities. See Note 15 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

The success of our business depends to a significant extent upon the level of consumer spending in general and on our product categories. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•
general economic and industry conditions, including the risks associated with recessions or other macroeconomic conditions and pressures such as inflationary impacts and supply chain challenges;
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

The industry in which we operate is subject to rapidly changing consumer preferences. The continued popularity of our footwear and apparel and the development and selection of new lines and styles of footwear and apparel with widespread consumer appeal, requires us to accurately identify and interpret changing consumer trends and preferences, and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on substantial investment in product innovation, design and development, an ongoing commitment to product quality and significant and sustained marketing efforts and expenditures.

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

Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic or deteriorating economic conditions could result in lower than expected sales during the holiday shopping season or other periods in which we typically experience higher net sales, which could materially adversely impact our financial condition and results of operations. Our quarterly results of operations also may fluctuate significantly based on other factors such as:

•
the timing of any new store openings and renewals;
•
the amount of net sales contributed by new and existing stores;
•
the timing of certain holidays and sales events;
•
changes in quarter end dates due to the 53-week year;
•
changes in our merchandise mix;
•
weather conditions that affect consumer spending; and
•
actions of competitors, including promotional activity.

A failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses or an inability to reduce costs may adversely affect our stock price and impact our results of operations.

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
•
our ability to realize anticipated cost reductions;
•
our ability to execute our business strategy effectively; and
•
other external events beyond our control.

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

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the U.S. and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. Growth in e-commerce could result in financial difficulties, including store closures, bankruptcies or liquidations for our brick-and-mortar stores and those of our wholesale customers who fail to compete effectively in the e-commerce market. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to reduced foot traffic, mall vacancies and mall bankruptcies. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

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

COVID-19 has had, and widespread or severe outbreaks of COVID-19 or other pandemics may in the future have, a material adverse effect on our financial condition, results of operations and liquidity.

Our business is subject to risks arising from or related to public health and safety concerns. COVID-19 caused, and widespread or severe outbreaks of COVID-19 or other pandemics may in the future cause, significant disruption to our business, including with respect to our wholesale and retail demand and our supply chain. The extent to which COVID-19 may in the future impact our financial condition, results of operations and liquidity generally depends on developments that we are or may be unable to control, assess or predict, such as the duration and severity of any widespread or severe outbreaks of a pandemic; whether a recession or similar economic downturn occurs in the United States or globally as a result of any such outbreaks; whether disruptive macroeconomic effects, such as worsening or prolonged supply chain challenges, inflationary pressures and labor shortages, are experienced by the United States or global economies as a result of any such outbreaks; and operational changes we may elect or be required to make in the future in response to any such outbreaks, such as measures to reduce operating costs and improve efficiency and measures related to public health and safety.

Given the uncertainty as to the existence, duration and severity of any future widespread or severe outbreaks of COVID-19 or another pandemic, we are presently unable to accurately estimate the impact, if any, to our future business, financial condition, results of operations and liquidity. Any effects related to COVID-19 or another pandemic that we may experience in the future also could intensify or otherwise affect many of our other risk factors that are included in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K and our subsequent filings, including, but not limited to, risks inherent in the retail industry, macroeconomic factors beyond our control, risks related to doing business with third parties, including vendors and suppliers, performance of our information technology systems and risks related to our indebtedness. We may be unable to accurately predict or assess the other potential impacts to our risk factors contained herein and that are further described in this Annual Report on Form 10-K.

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
•
our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and
•
unforeseen events could prevent or delay store openings and impact our liquidity needed for store openings.

Additionally, the results we expect to achieve during each fiscal quarter are dependent upon opening new stores and renewing leases on existing stores on schedule and at expected costs. If we fall behind in our new store openings, we will lose expected sales and earnings between the planned opening date and the actual opening and may further complicate the logistics of opening stores, possibly resulting in additional delays, seasonally inappropriate product assortments, and other undesirable conditions.

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

Deterioration in our equity market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated could cause us to recognize the impairment of some or all of the $38.1 million of goodwill on our Consolidated Balance Sheets at January 28, 2023, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

Technology, Data Security and Privacy Risks

The operation of our business is heavily dependent on our information systems.

We depend on a variety of information technology systems for the efficient functioning of our business (including multiple e-commerce websites) and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and potentially sensitive personal information about customers and employees.

Despite our preventative efforts, our IT systems and websites may from time to time be vulnerable to damage or interruption from events such as difficulties in replacing or integrating the systems of acquired businesses, computer viruses, security breaches and power outages.

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

Any of the above risks, individually or in aggregate, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits. Although we carry cybersecurity insurance, in the event of a cyber-incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation.

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
•
economic crises, natural disasters, pandemics, international disputes and wars; and
•
increases in the cost of purchasing or shipping foreign merchandise resulting from:
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

We do not manufacture the merchandise we sell, and our Genesco Brands Group business is dependent on third-party licenses. Accordingly, our product supply is subject to the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands belonging to unaffiliated vendors, which have fashion significance to our customers. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, pandemics, work stoppages, labor shortages, strikes, political unrest, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws, regulations and policies. Delayed compliance or failure to comply with such laws, regulations and policies by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.

The manufacture of our products and our distributing operations are subject to the risks of doing business abroad, including in China, which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

We have been diversifying our sourcing base to ensure that we are not too concentrated in any single country. As we source some product in China, the possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of COVID-19 or other infectious diseases in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Policy changes in China could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur higher freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.

Legal, Regulatory, Global and Other External Risks

The impact of climate change, extreme weather, infectious disease outbreaks, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

The operations of our retail stores, corporate offices, distribution centers, digital operations and supply chain, as well as the operations of our third-party partners, including vendors and manufacturers, are vulnerable to disruption from climate change, natural disasters, infectious disease outbreaks and other unexpected events. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues due to mandatory or voluntary store closures, delay or cancellation of merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

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

Our business and results of operations may experience a material adverse impact due to uncertainties arising out of world and domestic events, which may impact not only consumer demand, but also our ability to obtain the products we sell, most of which are produced outside the countries in which we operate. These uncertainties may include a global economic slowdown, inflation, changes in consumer spending or travel, increase in fuel prices, the economic consequences of widespread or severe outbreaks of COVID-19 or other infectious diseases, natural disasters, wars or other military action or terrorist activities and increased regulatory and compliance burdens related to governmental actions in response to a variety of factors, including but not limited to national security and anti-terrorism concerns and concerns about climate change.

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

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 15 to the Consolidated Financial Statements. If these or similar matters are resolved against us, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the U.K., and the ROI, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.

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

Changes in our effective income tax rate could adversely affect our net earnings and liquidity.

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

ITEM 1B, UNRESOLVED STAFF COMMENTS

None.

ITEM 2, PROPERTIES

At January 28, 2023, we operated 1,410 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the United Kingdom and the Republic of Ireland. New shopping center store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. New store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Genesco Brands Group	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Northwest Business Park, Ballycoolin, Dublin	Leased	Schuh Group	Distribution warehouse and administrative offices	49,460
Nashville, TN	Leased	Various	Corporate headquarters	182,078

We entered into a lease agreement for our new corporate headquarters on February 10, 2020, as amended in February 2021, for approximately 182,000 square feet of office space in Nashville, Tennessee. The term of the lease is 15 years, with two options to extend for an additional period of five years each. We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

ITEM 3, LEGAL PROCEEDINGS

From time to time, we are subject to legal and/or administrative proceedings incidental to our business. It is the opinion of management that the outcome of pending legal and/or administrative proceedings will not have a material effect on our financial position and results of operations.

Further information with respect to this item may be found in Note 15 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," which is incorporated herein by reference.

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

Mimi Eckel Vaughn, 56, Board Chair, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the Board of Directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 48, Senior Vice President - Chief Strategy and Digital Officer. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. He was named chief strategy and digital officer in May 2021. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Thomas Allen George, 67, Senior Vice President – Finance and Chief Financial Officer. Mr. George joined the Company in December 2020 as interim senior vice president of finance and chief financial officer. He was named as permanent senior vice-president - finance and chief financial officer in October 2021. Mr. George has 40 years of experience, including 30 years as chief financial officer of public and private companies. Prior to joining Genesco, he was chief financial officer of Deckers Outdoor Corporation d/b/a Deckers Brands, a global footwear company, for nine years and prior to that was chief financial officer of Oakley, a global eyewear brand. He has served in this same capacity at companies in the technology and medical device industries.

Scott E. Becker, 55, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Daniel E. Ewoldsen, 53, Senior Vice President. Mr. Ewoldsen is a 19-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Mario Gallione, 62, Senior Vice President. Mr. Gallione is a 45-year veteran of Genesco. He began his career as a Jarman sales associate in 1977. He was promoted to manager and served in a variety of sales management positions until 1987 when he was promoted as a merchandiser trainee and rose through the ranks to divisional merchandise manager for Journeys in 1994 and vice president in 1998. In October 2006, he was named senior vice president, general merchandise manager of Journeys Group. In 2010, he was named chief merchandising officer of Journeys Group. In September 2017, Mr. Gallione was named president of Journeys and in July 2019, he was named senior vice president of Genesco.

Brently G. Baxter, 57, Vice President and Chief Accounting Officer. Mr. Baxter joined the Company in September 2019 as vice president and chief accounting officer. Mr. Baxter most recently served as group vice president, controller and principal accounting officer for Sally Beauty Holdings, Inc., a position he held since 2017. From 2014 and 2016, he served as senior vice president, controller and chief accounting officer for Stein Mart, Inc. From 2006 to 2014, he served as vice president, accounting, treasury and corporate controller for PetSmart, Inc. From 2003 to 2006, Mr. Baxter served as vice president and controller for Cracker Barrel Old Country Store, Inc.

Matthew N. Johnson, 58, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,420 common shareholders of record on March 10, 2023.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2022
10-30-22 to 11-26-22(1)	—	$—	—	$34,137

December 2022
11-27-22 to 12-24-22(1)	—	$—	—	$34,137

January 2023
12-25-22 to 1-28-23(1)	—	$—	—	$34,137

Total	—	$—	—	$34,137

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in February 2022. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6, RESERVED

ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 23, 2022, which provides a discussion of our financial condition and results of operations for Fiscal 2022 compared to our Fiscal 2021.

Summary of Results of Operations

•
Net sales decreased 1.5% in Fiscal 2023 compared to Fiscal 2022.
•
Journeys Group sales decreased 6% and Genesco Brands Group sales decreased 8%, partially offset by an increase of 2% at Schuh Group and 24% at Johnston & Murphy Group.
•
Comparable direct sales were flat for Fiscal 2023.
•
Gross margin decreased as a percentage of net sales from 48.8% in Fiscal 2022 to 47.6% in Fiscal 2023.
•
Selling and administrative expenses increased as a percentage of net sales from 42.7% in Fiscal 2022 to 43.7% in Fiscal 2023.
•
Operating margin decreased as a percentage of net sales from 6.4% in Fiscal 2022 to 3.9% in Fiscal 2023.
•
The effective income tax rate decreased from 24.9% in Fiscal 2022 to 19.8% in Fiscal 2023.
•
Diluted earnings per share from continuing operations were $5.69 per share in Fiscal 2023 compared to $7.92 per share in Fiscal 2022.

Significant Developments

Asset Impairment and Other Charges

We recorded a pretax charge to earnings of $0.9 million in Fiscal 2023, including $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of our pension plan, which is included in asset impairments and other, net on the Consolidated Statements of Operations for Fiscal 2023.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for Fiscal 2023 or Fiscal 2022, as we believe that overall sales are a more meaningful metric for these periods due to the impact of the COVID-19 pandemic and related extended store closures that occurred in Fiscal 2021 and the first quarter of Fiscal 2022.

Results of Operations—Fiscal 2023 Compared to Fiscal 2022

Our net sales for Fiscal 2023 decreased 1.5% to $2.38 billion from $2.42 billion in Fiscal 2022. The decrease in net sales was driven by the unfavorable impact of $58.5 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by increased sales in the store and wholesale channels, while comparable direct sales were flat for Fiscal 2023. Schuh Group sales increased 2% and Johnston & Murphy Group sales increased 24%, while Journeys Group sales decreased 6% and Genesco Brands Group sales decreased 8% for Fiscal 2023 compared to Fiscal 2022. Schuh's sales increased 15% on a local currency basis for Fiscal 2023.

Gross margin decreased 3.8% to $1.1 billion in Fiscal 2023 from $1.2 billion in Fiscal 2022 and decreased as a percentage of net sales from 48.8% in Fiscal 2022 to 47.6% in Fiscal 2023, reflecting gross margin decreases as a percentage of net sales in all of our operating business units except Schuh Group. The gross margin decrease is primarily due to a more promotional environment in the Journeys business and increased freight and logistics costs in the Johnston & Murphy and Genesco Brands Group businesses. Altogether, freight and logistics costs put approximately $16.1 million of pressure on total gross margin comparison of Fiscal 2023 to Fiscal 2022.

Selling and administrative expenses increased as a percentage of net sales from 42.7% in Fiscal 2022 to 43.7% in Fiscal 2023, reflecting increased expenses as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales in Fiscal 2023 is due to more normalized occupancy expense as a result of the one-time benefits for rent credits and government tax relief in the U.K. related to the COVID-19 pandemic in Fiscal 2022, as well as increased selling salaries and marketing and compensation expenses, partially offset by decreased performance-based compensation expense. While our selling salaries increased for Fiscal 2023, the competitive environment and legislated increases in minimum and living wages continue to pressure our store selling salaries. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Earnings from continuing operations before income taxes (“pretax earnings") for Fiscal 2023 were $90.1 million, compared to $153.0 million for Fiscal 2022. Pretax earnings for Fiscal 2023 included an asset impairment and other charge of $0.9 million which included $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of the pension plan. Pretax earnings for Fiscal 2022 included an asset impairment and other gain of $8.1 million which included an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for asset impairments.

Net earnings for Fiscal 2023 were $71.9 million, or $5.66 diluted earnings per share compared to $114.9 million, or $7.92 diluted earnings per share for Fiscal 2022. The effective income tax rate was 19.8% for Fiscal 2023 compared to 24.9% for Fiscal 2022. The effective tax rate for Fiscal 2023 was lower compared to Fiscal 2022, reflecting a reduction in the effective tax rate we expect for jurisdictions in which we are profitable combined with the impact of a release of a valuation allowance related to our UK jurisdiction and the benefit from accrued interest related to our IRS refund. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Journeys Group

	Fiscal Year Ended		%
	2023	2022	Change
	(dollars in thousands)
Net sales	$1,482,203	$1,576,475	(6.0)%
Operating income	$94,404	$165,336	(42.9)%
Operating margin	6.4%	10.5%

Net sales from Journeys Group decreased 6.0% to $1.5 billion for Fiscal 2023 compared to $1.6 billion for Fiscal 2022, primarily due to decreased store sales, partially offset by increased digital comparable sales. We believe the Journeys consumer benefitted most from the government stimulus in Fiscal 2022 and is currently more affected by the U.S. macroeconomic environment and footwear industry promotional activity than customers of our other North American businesses. The store count for Journeys Group was 1,130 stores at the end of Fiscal 2023, including 233 Journeys Kidz stores, 45 Journeys stores in Canada and 34 Little Burgundy stores in Canada, compared to 1,135 stores at the end of Fiscal 2022, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 37 Little Burgundy stores in Canada.

Journeys Group operating income for Fiscal 2023 decreased 42.9% to $94.4 million, compared to $165.3 million for Fiscal 2022. The decrease in operating income was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, primarily reflecting increased markdowns with a return to a more normalized promotional environment and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially selling salaries, occupancy and marketing expenses as a result of decreased revenue in Fiscal 2023, partially offset by decreased performance-based compensation expenses.

Schuh Group

	Fiscal Year Ended		%
	2023	2022	Change
	(dollars in thousands)
Net sales	$432,002	$423,560	2.0%
Operating income	$17,601	$19,257	(8.6)%
Operating margin	4.1%	4.5%

Net sales from the Schuh Group increased 2.0% to $432.0 million for Fiscal 2023 compared to $423.6 million for Fiscal 2022, primarily due to increased store sales, partially offset by an unfavorable impact of $53.8 million due to changes in foreign exchange rates and decreased digital comparable sales. Fiscal 2023 was a record year for Schuh Group sales. Stores were only open about 80% of possible operating days in Fiscal 2022 versus 100% of possible operating days in Fiscal 2023. Schuh's sales increased 15% on a local currency basis for Fiscal 2023. Schuh Group operated 122 stores at the end of Fiscal 2023 compared to 123 stores at the end of Fiscal 2022.

Schuh Group operating income for Fiscal 2023 was $17.6 million compared to $19.3 million for Fiscal 2022. The 8.6% decrease in operating income this year reflects increased selling and administrative expenses as a percentage of net sales, reflecting more normalized operating expenses due to the one-time benefits for rent credits and government property tax relief and other government relief of approximately $19.9 million in Fiscal 2022 related to the COVID-19 pandemic. Excluding these one-time benefits last year, decreased occupancy, marketing and performance-based compensation expenses more than offset the deleverage in selling salaries and compensation expense. In addition, operating income included an unfavorable impact of $2.6 million for Fiscal 2023 due to changes in foreign exchange rates compared to last year. Gross margin increased as a percentage of net sales, reflecting decreased shipping and warehouse expense.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2023	2022	Change
	(dollars in thousands)
Net sales	$314,759	$252,855	24.5%
Operating income	$14,364	$7,029	104.4%
Operating margin	4.6%	2.8%

Johnston & Murphy Group net sales increased 24.5% to $314.8 million for Fiscal 2023 from $252.9 million for Fiscal 2022 primarily due to increased store sales, wholesale sales and e-commerce sales. Johnston & Murphy has repositioned its brand to offer more casual and comfortable footwear and apparel in this post-pandemic environment, which in addition to recovery from the pandemic, has fueled top line growth. Fiscal 2023 was a record year for Johnston & Murphy Group sales. Retail operations accounted for 76.0% of Johnston & Murphy Group's sales in Fiscal 2023, down from 78.5% in Fiscal 2022. The store count for Johnston & Murphy retail operations at the end of Fiscal 2023 included 158 Johnston & Murphy shops and factory stores, including six stores in Canada, compared to 167 Johnston & Murphy shops and factory stores, including eight stores in Canada, at the end of Fiscal 2022.

Johnston & Murphy Group operating income for Fiscal 2023 increased 104.4% to $14.4 million compared to $7.0 million in Fiscal 2022. The increase was primarily due to (i) increased net sales and (ii) decreased selling and administrative expenses as a percentage of net sales due to greater leverage of expenses as a result of revenue growth, especially occupancy expense, selling salaries and compensation expense, partially offset by increased marketing expense. Gross margin as a percentage of net sales decreased in Fiscal 2023 compared to Fiscal 2022 reflecting increased freight and logistic costs of $8.6 million as well as a difficult comparison to decreased inventory reserves in Fiscal 2022 as the brand began to recover from the pandemic.

Genesco Brands Group

	Fiscal Year Ended		%
	2023	2022	Change
	(dollars in thousands)
Net sales	$155,924	$169,194	(7.8)%
Operating income (loss)	$(678)	$6,583	NM
Operating margin	(0.4)%	3.9%

Net sales for Genesco Brands Group decreased 7.8% to $155.9 million for Fiscal 2023 from $169.2 million for Fiscal 2022, primarily due to repositioning the distribution of the mix of the Levi's brand to elevate distribution and rely less on the value channel, partially offset by an increase in sales of private label and Dockers footwear.

The operating loss for Genesco Brands Group was $0.7 million in Fiscal 2023 compared to operating income of $6.6 million in Fiscal 2022. The $7.3 million decrease in operating income was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales primarily due to increased freight and logistics costs of $7.5 million and (iii) increased selling and administrative expenses as a percentage of net sales reflecting deleverage of expenses as a result of decreased revenue and changes in sales mix, partially offset by decreased performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2023 was $32.5 million compared to $42.6 million for Fiscal 2022. Corporate and other expense in Fiscal 2023 included $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of our pension plan. Corporate and other expense in Fiscal 2022 included an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for asset impairments. Corporate and other expense, excluding asset impairment and other charges, decreased $19.1 million reflecting decreased performance-based compensation expense.

Net interest expense increased 19.3% to $2.9 million in Fiscal 2023 from $2.4 million in Fiscal 2022 primarily due to increased average borrowings and higher interest rates in Fiscal 2023.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Fiscal Year Ended
(in thousands)	January 28, 2023	January 29, 2022	Increase (Decrease)
Net cash provided by (used in) operating activities	$(164,884)	$239,870	$(404,754)
Net cash used in investing activities	(59,934)	(33,898)	(26,036)
Net cash used in financing activities	(45,530)	(101,169)	55,639
Effect of foreign exchange rate fluctuations on cash	(2,187)	631	(2,818)
Net increase (decrease) in cash	$(272,535)	$105,434	$(377,969)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $164.9 million for Fiscal 2023 compared to cash provided by operating activities of $239.9 million for Fiscal 2022, reflecting primarily the following factors:

•
A $194.4 million decrease in cash flow from changes in inventory, primarily reflecting increased inventory growth in all of our business units in Fiscal 2023 as we rebuilt inventory levels following the significant supply chain disruptions resulting from the COVID-19 pandemic;
•
A $100.2 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting the payment of Fiscal 2022 performance-based compensation accruals in Fiscal 2023 and significantly lower performance-based compensation accruals for Fiscal 2023 compared to Fiscal 2022;
•
A $74.4 million decrease in cash flow from changes in other assets and liabilities and prepaids and other current assets combined, primarily reflecting income taxes paid in Fiscal 2023 compared to a tax refund in Fiscal 2022; and
•
A $42.9 million decrease in cash flow from decreased earnings in Fiscal 2023.

Cash used in investing activities was $26.0 million higher for Fiscal 2023 compared to Fiscal 2022, primarily related to increased capital expenditures related to investments in retail stores, partially offset by decreased capital expenditures for our new headquarters building and Fiscal 2022 included cash proceeds from the sale of a distribution center.

Cash used in financing activities was $55.6 million lower in Fiscal 2023 as compared to Fiscal 2022 primarily reflecting an additional payment of debt in Fiscal 2022 for the first in-last out term loan of $17.5 million and increased U.S. revolver borrowings in Fiscal 2023.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On January 28, 2022, we entered into a Third Amendment to our Credit Facility to, among other things, extend the maturity date to January 28, 2027 and remove the first in-last out term loan that was in an amount equal to $17.5 million. The Total Commitments (as defined in the Credit Agreement) for revolving loans is $332.5 million. As of January 28, 2023, we have $30.0 million in U.S. revolver borrowings and $14.9 million (£12.0 million) related to Genesco (UK) Limited. We had outstanding letters of credit of $9.7 million under the Credit Facility at January 28, 2023. These letters of credit support lease and insurance indemnifications.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC (“Lloyds”) for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaced Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis. As of January 28, 2023, we have not borrowed under the Schuh Facility Agreement.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of January 28, 2023.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2024 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund as non-current prepaid income taxes on the Consolidated Balance Sheets as of January 28, 2023.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of January 28, 2023.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$44,858	$—	$44,858
Operating Lease Obligations(1)	615,183	156,304	458,879
Purchase Obligations(2)	17,546	17,546	—
Other Long-Term Liabilities	698	172	526
Total Contractual Obligations	$678,285	$174,022	$504,263

(1) Operating lease obligations excludes $12.1 million for leases signed but not yet commenced.

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

Capital Expenditures

Capital expenditures were $59.9 million and $53.9 million for Fiscal 2023 and 2022, respectively. The $6.0 million increase in Fiscal 2023 capital expenditures as compared to Fiscal 2022 is primarily due to increases for new stores and renovations, partially offset by decreased capital expenditures for our new corporate headquarters.

We expect total capital expenditures for Fiscal 2024 to be approximately $55-$60 million of which approximately 53% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel initiatives and other projects and 47% is for new stores and renovations. We do not currently have any longer term capital expenditures or other cash requirements other than as set forth in the contractual obligations table. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. The Consolidated Statements of Cash Flows include an additional $4.8 million of share repurchases in Fiscal 2023 for accruals made as of January 29, 2022 due to timing of the cash settlement. We were operating under a $100.0 million repurchase authorization from September 2019. In February 2022, we announced a $100.0 million increase to the existing $100.0 million share repurchase authorization. As of January 28, 2023, we have $34.1 million remaining under the expanded share repurchase authorization. We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. We did not repurchase any shares in Fiscal 2021. During the first quarter of Fiscal 2024, through March 22, 2023, we repurchased 135,000 shares at a cost of $5.0 million or an average of $36.67 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 15, "Legal Proceedings", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We have $44.9 million of outstanding U.S. revolver borrowings, which includes $14.9 million (£12.0 million) related to Genesco (UK) Limited, at a weighted average interest rate of 6.74% as of January 28, 2023. A 100 basis point increase in interest rates would increase annual interest expense by $0.4 million on the $44.9 million revolver borrowings.

Cash – Our cash balances are held in our bank accounts and not invested at this time. We did not have significant exposure to changing interest rates on invested cash at January 28, 2023. As a result, we consider the interest rate risk implicit in these investments at January 28, 2023 to be low. We did not hold any cash equivalents at January 28, 2023.

Summary – Based on our overall market interest rate exposure at January 28, 2023, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2024 would not be material.

Accounts Receivable – Our accounts receivable balance at January 28, 2023 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 25%, one customer accounted for 18% and one customer accounted for 7% of our total trade receivables balance, while no other customer accounted for more than 6% of our total trade receivables balance as of January 28, 2023. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating income for Fiscal 2023 were negatively impacted by $53.8 million and $2.6 million, respectively, due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2023 are included in Note 2, "New Accounting Pronouncements", to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.7 million at January 28, 2023.

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

In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, we conclude that the asset is not impaired, no further action is required. However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the reporting unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. We estimate fair value using the best information available, and compute the fair value derived by a combination of the market and income approach. The market approach is based on observed market data of comparable companies to determine fair value. The income approach utilizes a projection of a reporting unit’s estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. The projection uses our best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. For additional information regarding impairment of long-lived assets, see Item 8, Note 3, "Goodwill and Other Intangible Assets" and Note 4,"Asset Impairments and Other Charges" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent it is more likely than not that some portion or all of a deferred asset will not be realized, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At January 28, 2023, we had a deferred tax valuation allowance of $36.5 million.

Income tax reserves for uncertain tax positions are determined using the methodology required by the Accounting Standards Codification (“ASC”) Income Tax Topic, ("ASC 740"). This methodology requires companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to income taxes.

Leases

We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASU No. 2016-02, “Leases (Topic 842).” We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities. Approximately 3% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments. For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency. See Item 8, Note 9, "Leases", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to leases.

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

ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting

We have audited Genesco Inc. and Subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

March 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three fiscal years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Genesco Brands Group Goodwill
Description of the Matter

At January 28, 2023 the Company had $28.5 million recorded for the goodwill associated with the Genesco Brands Group. As discussed in Notes 1 and 3 to the consolidated financial statements, goodwill at the reporting unit level is qualitatively or quantitatively tested for impairment at least annually, at the beginning of the Company’s fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The quantitative evaluation of goodwill impairment involves the comparison of the fair value of the reporting unit to the carrying value of the reporting unit.

Auditing the Company’s annual goodwill impairment analysis was complex and highly judgmental due to the significant estimation required by management in determining the fair value of the Togast reporting unit. In particular, the fair value estimates under the income approach are sensitive to significant assumptions required to develop prospective financial information related to growth rates in sales, costs, and estimates of future expected changes in operating margins. Other significant assumptions relate to estimating the weighted average cost of capital utilized for discounting cash flow estimates and terminal period growth rates. These significant assumptions are affected by expectations about future market or economic conditions. Management also uses a market approach that considers valuations of comparable companies as an input in the determination of the value of the reporting unit.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Genesco Brands goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s identification of the Togast reporting unit and management’s review of the significant assumptions utilized within the fair value model, including the development of the prospective financial information and determination of the weighted average cost of capital and terminal period growth rates.

To test the estimated fair value of the Togast reporting unit, we performed audit procedures that included, among others, involvement of our valuation specialists to assess the Company’s model, valuation methodology, and significant assumptions discussed above. Specifically, we compared significant assumptions used by management to current industry economic trends. As part of this assessment, we also compared the development of the weighted average cost of capital to rates for hypothetical market participants based on the capital structure of the Company and its related peer group. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions. We also evaluated the reasonableness of the market comparable companies that management used in its market approach.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Nashville, Tennessee

March 22, 2023

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 28, 2023	January 29, 2022
Current Assets:
Cash	$47,990	$320,525
Accounts receivable, net of allowances of $3,710 at January 28, 2023 and $4,656 at January 29, 2022	40,818	39,509
Inventories	458,017	278,200
Prepaids and other current assets	25,844	71,564
Total current assets	572,669	709,798
Property and equipment, net	233,733	216,308
Operating lease right of use asset	470,991	543,789
Goodwill	38,123	38,556
Other intangibles	27,430	29,855
Non-current prepaid income taxes	54,111	—
Deferred income taxes	28,563	1,466
Other noncurrent assets	30,806	22,327
Total Assets	$1,456,426	$1,562,099
Liabilities and Equity
Current Liabilities:
Accounts payable	$144,998	$152,484
Current portion - operating lease liability	134,458	145,088
Other accrued liabilities	81,327	134,156
Total current liabilities	360,783	431,728
Long-term debt	44,858	15,679
Long-term operating lease liability	401,113	471,878
Other long-term liabilities	42,706	40,346
Total liabilities	849,460	959,631
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	815	827
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	13,089	14,256
Additional paid-in capital	305,260	291,444
Retained earnings	346,870	350,206
Accumulated other comprehensive loss	(41,211)	(36,408)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	606,966	602,468
Total Liabilities and Equity	$1,456,426	$1,562,099

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2023	2022	2021
Net sales	$2,384,888	$2,422,084	$1,786,530
Cost of sales	1,248,698	1,240,948	982,063
Gross margin	1,136,190	1,181,136	804,467
Selling and administrative expenses	1,042,094	1,033,625	813,775
Goodwill impairment	—	—	79,259
Asset impairments and other, net	855	(8,056)	18,682
Operating income (loss)	93,241	155,567	(107,249)
Other components of net periodic benefit cost (income)	248	128	(670)
Interest expense (net of interest income of $0.3 million, $0.6 million and $0.3 million for Fiscal 2023, 2022 and 2021, respectively)	2,920	2,448	5,090
Earnings (loss) from continuing operations before income taxes	90,073	152,991	(111,669)
Income tax expense (benefit)	17,831	38,044	(55,641)
Earnings (loss) from continuing operations	72,242	114,947	(56,028)
Loss from discontinued operations, net of tax	(327)	(97)	(401)
Net Earnings (Loss)	$71,915	$114,850	$(56,429)

Basic earnings (loss) per common share:
Continuing operations	$5.80	$8.11	$(3.94)
Discontinued operations	(0.03)	0.00	(0.03)
Net earnings (loss)	$5.77	$8.11	$(3.97)

Diluted earnings (loss) per common share:
Continuing operations	$5.69	$7.92	$(3.94)
Discontinued operations	(0.03)	0.00	(0.03)
Net earnings (loss)	$5.66	$7.92	$(3.97)

Weighted average shares outstanding:
Basic	12,457	14,170	14,216
Diluted	12,707	14,509	14,216

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income

In Thousands, except as noted

	Fiscal Year
	2023	2022	2021
Net earnings (loss)	$71,915	$114,850	$(56,429)
Other comprehensive income (loss):
Postretirement liability adjustment net of tax of $0.1 million, $0.3 million and $0.1 million for 2023, 2022 and 2021, respectively	340	(735)	314
Foreign currency translation adjustments	(5,143)	(613)	(3,705)
Total other comprehensive loss	(4,803)	(1,348)	(3,391)
Comprehensive Income (Loss)	$67,112	$113,502	$(59,820)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$71,915	$114,850	$(56,429)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,818	42,969	46,499
Deferred income taxes	(26,394)	(18,710)	39,142
Impairment of intangible assets	—	—	84,519
Impairment of long-lived assets	1,550	2,049	13,871
Share-based compensation expense	14,017	9,132	8,460
Provision for discontinued operations	440	132	345
Gain on sale of assets	159	(19,140)	—
Other	225	766	3,916
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(1,082)	(8,280)	(4,159)
Inventories	(183,583)	10,829	76,525
Prepaids and other current assets	45,386	58,388	(97,842)
Accounts payable	(11,839)	3,763	29,631
Other accrued liabilities	(49,276)	50,927	(7,732)
Other assets and liabilities	(69,220)	(7,805)	20,995
Net cash provided by (used in) operating activities	(164,884)	239,870	157,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,934)	(53,905)	(24,130)
Other investing activities	—	74	—
Acquisitions, net of cash acquired	—	(80)	—
Proceeds from asset sales	—	20,013	110
Net cash used in investing activities	(59,934)	(33,898)	(24,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	338,818	29,283	221,310
Payments on revolving credit facility	(308,768)	(46,516)	(205,327)
Shares repurchased related to share repurchase plan	(77,470)	(78,068)	—
Shares repurchased related to taxes for share-based awards	(3,942)	(4,076)	(1,223)
Change in overdraft balances	5,976	(516)	(16,573)
Additions to deferred financing costs	(144)	(1,276)	(1,350)
Other	—	—	(1)
Net cash used in financing activities	(45,530)	(101,169)	(3,164)
Effect of foreign exchange rate fluctuations on cash	(2,187)	631	3,116
Net Increase (Decrease) in Cash	(272,535)	105,434	133,673
Cash at beginning of year	320,525	215,091	81,418
Cash at end of year	$47,990	$320,525	$215,091
Supplemental information:
Interest paid	$2,742	$2,331	$4,386
Income taxes paid (refunded)	50,562	(178)	7,685
Cash paid for amounts included in measurement of operating lease liabilities	180,042	193,661	142,908
Operating leased assets obtained in exchange for new operating lease liabilities	93,068	80,378	38,731
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2020	$1,009	$15,186	$274,101	$378,572	$(31,668)	$(17,857)	$619,343
Net loss	—	—	—	(56,429)	—	—	(56,429)
Other comprehensive loss	—	—	—	—	(3,391)	—	(3,391)
Share-based compensation expense	—	—	8,460	—	—	—	8,460
Restricted stock issuance	—	467	(467)	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(1,223)	—	—	(1,223)
Other	—	(150)	149	—	—	—	(1)
Balance January 30, 2021	1,009	15,438	282,308	320,920	(35,059)	(17,857)	566,759
Net earnings	—	—	—	114,850	—	—	114,850
Other comprehensive loss	—	—	—	—	(1,348)	—	(1,348)
Share-based compensation expense	—	—	9,132	—	—	—	9,132
Restricted stock issuance	—	244	(244)	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(4,076)	—	—	(4,076)
Shares repurchased	—	(1,361)	—	(81,488)	—	—	(82,849)
Other	(182)	—	183	—	(1)	—	—
Balance January 29, 2022	827	14,256	291,444	350,206	(36,408)	(17,857)	602,468
Net earnings	—	—	—	71,915	—	—	71,915
Other comprehensive loss	—	—	—	—	(4,803)	—	(4,803)
Share-based compensation expense	—	—	14,017	—	—	—	14,017
Restricted stock issuance	—	316	(316)	—	—	—	—
Restricted shares withheld for taxes	—	(73)	73	(3,942)	—	—	(3,942)
Shares repurchased	—	(1,380)	—	(71,309)	—	—	(72,689)
Other	(12)	(30)	42	—	—	—	—
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the U.K. and the ROI; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At January 28, 2023, we operated 1,410 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During Fiscal 2023, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, formerly Licensed Brands, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. As a result, Fiscal 2023, 2022 and 2021 were all 52-week years with 364 days. Fiscal 2023 ended on January 28, 2023, Fiscal 2022 ended on January 29, 2022 and Fiscal 2021 ended on January 30, 2021. Fiscal 2024 will be a 53-week year ending on February 3, 2024.

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

Cash

Our foreign subsidiaries held cash of approximately $35.9 million and $39.7 million as of January 28, 2023 and January 29, 2022, respectively, which is included in cash on the Consolidated Balance Sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

At January 28, 2023 and January 29, 2022, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $6.0 million and $0.0 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 25%, one customer accounted for 18% and one customer accounted for 7% of our total trade receivables balance, while no other customer accounted for more than 6% of our total trade receivables balance as of January 28, 2023.

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

Depreciation expense related to property and equipment was approximately $42.3 million, $42.4 million and $45.6 million for Fiscal 2023, 2022 and 2021, respectively.

Leases

We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASC 842. We evaluate renewal options and break options at lease inception and on an ongoing basis and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities. Approximately 3% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments. For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. We test right-of-use assets for impairment in the same manner as long-lived assets.

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

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $10.8 million and $11.5 million as of January 28, 2023 and January 29, 2022, respectively.

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

Our Consolidated Balance Sheets include an accrued liability for gift cards of $6.0 million and $6.3 million as of January 28, 2023 and January 29, 2022, respectively. Gift card breakage recognized as revenue was $1.0 million, $1.0 million and $0.8 million for Fiscal 2023, 2022 and 2021, respectively. During Fiscal 2023, we recognized $4.1 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of January 29, 2022.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $12.4 million, $12.8 million and $10.1 million for Fiscal 2023, 2022 and 2021, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $307.5 million, $299.6 million and $269.8 million for Fiscal 2023, 2022 and 2021, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $118.5 million, $106.4 million and $80.1 million for Fiscal 2023, 2022 and 2021, respectively.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $16.3 million, $10.7 million and $6.2 million for Fiscal 2023, 2022 and 2021, respectively. During Fiscal 2023, 2022 and 2021, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions were not material for Fiscal 2023, 2022 and 2021.

Commitments

As a result of the Togast acquisition, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung. If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost. At January 28, 2023, the related inventory owned by Samsung had a historical cost of $17.5 million. As of January 28, 2023, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

New Accounting Pronouncements

New pronouncements adopted or issued but not effective until after January 28, 2023, are not expected to have a material impact on our Consolidated Financial Statements.

Note 3

Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Genesco Brands Group	Total Goodwill
Balance, January 29, 2022	$10,087	$28,469	$38,556
Effect of foreign currency exchange rates	(425)	(8)	(433)
Balance, January 28, 2023	$9,662	$28,461	$38,123

Goodwill Valuation (Genesco Brands Group)

As required under ASC 350, we annually assess our goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. Our annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter. In accordance with ASC 350, when indicators of impairment are present on an interim basis, we must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. In our annual evaluation of goodwill, we determined that the fair value of the Togast reporting unit (related to the Genesco Brands Group operating segment) exceeded the carrying value of the reporting unit’s assets by 9%. Our analyses included preparing an income approach and a market approach model. The fair value estimates under the income approach are sensitive to significant assumptions required to develop prospective financial information related to growth rates in sales, costs, and estimates of future expected changes in operating margins. Other significant assumptions relate to estimating the weighted average cost of capital utilized for discounting cash flow estimates and terminal period growth rates. These significant assumptions are affected by expectations about future market or economic conditions. The market approach model considers valuations of comparable companies as an input in the determination of the value of the reporting unit. Based upon the results of these analyses, we concluded that an impairment had not occurred. The analyses are not sensitive to 100 basis point changes in the estimated discount rate or income assumptions. However, further downward revisions of long-term performance assumptions, decreases in our stock price or increases in the assumed long-term discount rate could represent additional indicators of impairment which could result in impairment charges in the future.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Goodwill and Other Intangible Assets, Continued

Goodwill Valuation (Schuh Group)

During the first quarter of Fiscal 2021, we identified qualitative indicators of impairment, including a significant decline in our stock price and market capitalization resulting from the COVID-19 pandemic, since the last consideration of indicators of impairment in the fourth quarter of Fiscal 2020 for our Schuh Group reporting unit. When indicators of impairment are present on an interim basis, we must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred. Due to the identified indicators of impairment in the first quarter of Fiscal 2021, we determined that it was “more likely than not” that an impairment had occurred and performed a full valuation of our Schuh Group reporting unit. Based upon the results of these analyses, we concluded the goodwill attributed to Schuh Group was fully impaired. As a result, we recorded an impairment charge of $79.3 million in the first quarter of Fiscal 2021.

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Jan. 28, 2023	Jan. 29, 2022	Jan. 28, 2023	Jan. 29, 2022	Jan. 28, 2023	Jan. 29, 2022	Jan. 28, 2023	Jan. 29, 2022
Gross other intangibles	$24,077	$25,935	$6,475	$6,586	$400	$400	$30,952	$32,921
Accumulated amortization	—	—	(3,122)	(2,666)	(400)	(400)	(3,522)	(3,066)
Other Intangibles, net	$24,077	$25,935	$3,353	$3,920	$—	$—	$27,430	$29,855

(1)
Includes a $20.9 million trademark at January 28, 2023 related to Schuh Group and $3.2 million related to Journeys Group.
(2)
Includes $5.1 million for the Togast acquisition.
(3)
Backlog for Togast.

The amortization of intangibles was $0.6 million, $0.6 million and $0.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Currently, amortization of intangibles is expected to be $0.6 million for each of the next five years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment and operating lease right of use assets, in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $0.9 million in Fiscal 2023, including $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of our pension plan.

We recorded a pretax gain to earnings of $8.1 million in Fiscal 2022, including an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for asset impairments.

We recorded a pretax charge to earnings of $18.7 million in Fiscal 2021, including $13.8 million for asset impairments and $5.3 million for trademark impairment, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.

Note 5

Inventories

(In thousands)	January 28, 2023	January 29, 2022
Wholesale finished goods	$84,209	$28,432
Retail merchandise	373,808	249,768
Total Inventories	$458,017	$278,200

Note 6

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	January 28, 2023	January 29, 2022
Land	$7,046	$7,233
Buildings and building equipment	73,707	73,962
Computer hardware, software and equipment	158,152	152,075
Furniture and fixtures	128,163	124,536
Construction in progress	36,256	42,903
Improvements to leased property	340,533	325,180
Property and equipment, at cost	743,857	725,889
Accumulated depreciation	(510,124)	(509,581)
Total Property and Equipment, net	$233,733	$216,308

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Property and Equipment and Other Current Accrued Liabilities, Continued

(In thousands)	January 28, 2023	January 29, 2022
Accrued employee compensation(1)	$15,715	$60,575
Accrued other taxes	11,551	17,631
Accrued income taxes	2,296	2,385
Provision for discontinued operations	536	491
Other accrued liabilities	51,229	53,074
Total Other Current Accrued Liabilities	$81,327	$134,156

(1) Includes accrual for performance-based incentive compensation of $2.1 million and $48.1 million as of January 28, 2023 and January 29, 2022, respectively.

Note 7

Fair Value

The carrying amounts and fair values of our financial instruments at January 28, 2023 and January 29, 2022 are:

(In thousands)	January 28, 2023		January 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. revolver borrowings	$30,000	$30,219	$15,679	$15,679
U.K. revolver borrowings	14,858	14,864	—	—

Debt fair values were determined using a discount cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

Carrying amounts reported on our Consolidated Balance Sheets for cash, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.

As of January 28, 2023, we have $4.6 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

As of January 28, 2023, we have $10.6 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

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

The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles and deposit accounts. Equity interests, certain equipment, intellectual property and most leasehold interests are specifically excluded. The Credit Facility continues to provide for the borrowing base to include real estate as those assets are added or maintained as collateral and contains customary real estate covenants. The current outstanding long-term debt balance of $44.9 million bears interest at an average rate of 6.74% and matures January 28, 2027.

Deferred financing costs incurred in Fiscal 2022 of $1.2 million related to the amended Credit Facility were capitalized and are being amortized over the term of the new agreement. The remaining balance of deferred financing costs incurred related to the previous Credit Facility are being amortized over the term of the new agreement. These costs are included in other non-current assets on the Consolidated Balance Sheets.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the loan cap. If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the loan cap, the Credit Facility requires us to have a fixed charge coverage ratio of not less than 1.0:1.0. Excess Availability was $251.2 million at January 28, 2023.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of January 28, 2023.

U.K. Facility Agreement

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC (“Lloyds”) for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaced Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis.

We were in compliance with all the relevant terms and conditions of the Facility Agreement as of January 28, 2023.

(In thousands)	January 28, 2023	January 29, 2022
U.S. revolver borrowings	$30,000	$15,679
U.K. revolver borrowings	14,858	—
Total long-term debt	44,858	15,679
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$44,858	$15,679

The revolver borrowings outstanding under the Credit Facility at January 28, 2023 included $30.0 million U.S. revolver borrowings and $14.9 million (£12.0 million) related to Genesco (UK) Limited. We had outstanding letters of credit of $9.7 million under the Credit Facility at January 28, 2023. These letters of credit support lease and insurance indemnifications.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases

We lease our office space and all of our retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2037. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. Our lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage. Generally, most of the leases require us to pay taxes, insurance, maintenance costs and contingent rentals based on sales. We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of our right-of-use assets and liabilities. Approximately 3% of our leases contain renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On February 10, 2020, we announced plans for our new corporate headquarters in Nashville, Tennessee. We entered into a lease agreement, which was subsequently amended, for approximately 182,000 square feet of office space which replaced our previous corporate headquarters office lease. The term of the lease is 15 years, with two options to extend for an additional period of five years each. We moved to the new corporate headquarters beginning in April 2022.

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the years ended January 28, 2023, January 29, 2022 and January 30, 2021.

(In thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease cost	$166,617	$174,127	$160,973
Variable lease cost	16,966	21,540	9,562
Less: Sublease income	(314)	(246)	(165)
Net Lease Cost	$183,269	$195,421	$170,370

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at January 28, 2023:

Fiscal Years	(In thousands)
2024	$156,304
2025	128,634
2026	105,033
2027	77,331
2028	44,781
Thereafter	103,100
Total undiscounted future minimum lease payments	615,183
Less: Amounts representing interest	(79,611)
Total Present Value of Operating Lease Liabilities	$535,572

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of January 28, 2023 and January 29, 2022 are:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)	5.5 years	5.8 years
Weighted-average discount rate	5.1%	5.0%

As of January 28, 2023, we have additional operating leases that have not yet commenced with estimated right of use liabilities of $12.1 million. These leases will commence in Fiscal 2024 with lease terms of 1 to 10 years.

Beginning in March 2020, as a result of the onset of the COVID-19 pandemic, we suspended rent payments under the leases for our temporarily closed stores and initiated discussions with landlords to obtain lease concessions. We considered the FASB’s guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and elected to account for lease concessions related to the effects of the COVID-19 pandemic received in Fiscal 2022 and Fiscal 2021 consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Also, in accordance with the FASB’s guidance, we applied this election for concessions related to the effects of the COVID-19 pandemic that did not result in a substantial increase in our obligations or in the rights of the landlord. We continued to recognize contractual rent expense while lease concessions were under negotiation with the respective landlord. The rent concessions were recognized in the period when the amendment was executed. COVID-19 related lease concessions decreased our contractual rent expense by approximately $17 million and $34 million during Fiscal 2022 and Fiscal 2021, respectively. As of January 29, 2022, we had an accrued liability for unpaid rent related to the closed stores of $2.1 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
		As of Fiscal Year End			As of Fiscal Year End
Class	Shares Authorized	2023	2022	2021	2023	2022	2021
Employees’ Subordinated Convertible Preferred	5,000,000	27,935	28,325	34,425	$838	$850	$1,033
Stated Value of Issued Shares					838	850	1,033
Employees’ Preferred Stock Purchase Accounts					(23)	(23)	(24)
Total Non-Redeemable Preferred Stock					$815	$827	$1,009

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 28, 2023 – 13,088,782 shares; January 29, 2022 –14,256,408 shares. There were 488,464 shares held in treasury at January 28, 2023 and January 29, 2022. Each outstanding share is entitled to one vote. At January 28, 2023, common shares were reserved as follows: 27,935 shares for conversion of preferred stock and 704,556 shares for the 2020 Genesco Inc. Equity Incentive Plan (the "2020 Plan").

For the year ended January 28, 2023, 299,914 shares of common stock were issued as restricted shares as part of the 2020 Plan; 16,536 shares were issued to directors in exchange for their services; 73,137 shares were withheld for taxes on restricted stock vested in Fiscal 2023; 31,057 shares of restricted stock were forfeited in Fiscal 2023; and 390 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 1,380,272 shares of common stock at an average weighted market price of $52.66 for a total of $72.7 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Equity, Continued

For the year ended January 29, 2022, 229,363 shares of common stock were issued as restricted shares as part of the 2020 Plan; 14,936 shares were issued to directors in exchange for their services; 64,535 shares were withheld for taxes on restricted stock vested in Fiscal 2022; 6,885 shares of restricted stock were forfeited in Fiscal 2022; and 6,100 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, we repurchased and retired 1,360,909 shares of common stock at an average weighted market price of $60.88 for a total of $82.8 million.

For the year ended January 30, 2021, 428,362 shares of common stock were issued as restricted shares as part of the Second Amended and Restated 2009 Genesco Inc. Equity Incentive Plan; 38,723 shares were issued to directors in exchange for their services; 64,382 shares were withheld for taxes on restricted stock vested in Fiscal 2021; 150,050 shares of restricted stock were forfeited in Fiscal 2021; and 15 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. We did not repurchase any shares of common stock in Fiscal 2021.

Restrictions on Dividends and Redemptions of Capital Stock:

Our charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

Note 11

Income Taxes

The components of earnings from continuing operations before income taxes is comprised of the following:

	Fiscal Year
(In thousands)	2023	2022	2021
United States	$68,326	$130,517	$(3,123)
Foreign	21,747	22,474	(108,546)
Total Earnings (Loss) from Continuing Operations before Income Taxes	$90,073	$152,991	$(111,669)

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Income tax expense from continuing operations is comprised of the following:

	Fiscal Year
(In thousands)	2023	2022	2021
Current
U.S. federal	$37,433	$49,354	$(106,397)
International	2,984	3,555	1,391
State	3,808	3,845	10,223
Total Current Income Tax Expense (Benefit)	44,225	56,754	(94,783)
Deferred
U.S. federal	(25,704)	(22,542)	48,511
International	748	54	2,773
State	(1,438)	3,778	(12,142)
Total Deferred Income Tax Expense (Benefit)	(26,394)	(18,710)	39,142
Total Income Tax Expense (Benefit) – Continuing Operations	$17,831	$38,044	$(55,641)

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	Fiscal Year
	2023	2022	2021
U. S. federal statutory rate of tax	21.00%	21.00%	21.00%
State taxes (net of federal tax benefit)	2.08	3.94	1.35
Foreign rate differential	(0.02)	(0.11)	(0.25)
Change in valuation allowance	(1.12)	1.58	(10.70)
Credits	(1.18)	(0.55)	0.44
Permanent items	0.64	(0.05)	(0.66)
CARES Act	—	—	41.53
Outside basis difference - IRC Section 165(g) 3	—	—	10.34
Goodwill impairment	—	—	(13.50)
IRS interest	(1.46)	—	—
Other	(0.14)	(0.94)	0.28
Effective Tax Rate	19.80%	24.87%	49.83%

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

We are subject to a tax on global intangible low-tax income (“GILTI”). GILTI taxes foreign income in excess of deemed return on tangible assets of a foreign corporation and we elected to treat this tax as a period cost. The impact from GILTI was not material for Fiscal 2023, 2022 or 2021.

We have a $54.1 million non-current prepaid income tax receivable on our Consolidated Balance Sheets as of January 28, 2023. This receivable relates to the remaining uncollected portion of our $107.2 million carryback of our Fiscal 2021 federal tax losses to prior tax periods under the CARES Act. The Internal Revenue Service ("IRS") is currently auditing the refund claim under the requirements of the Joint Committee on Taxation refund review process. We expect the examination process to extend greater than 12 months. We concluded that all positions in the refund claim met the more-likely-than-not standard based on the technical merits of the position and we recorded the benefit under the requirements of ASC 740. In addition, we recorded a $0.2 million unrecognized tax benefit related to the claim. It is possible the IRS could challenge our interpretation of the technical merits of the positions and the actual amount of the tax benefit may differ from the original refund claim.

Deferred tax assets and liabilities are comprised of the following:

(In thousands)	January 28, 2023	January 29, 2022
Pensions	$502	$553
Lease obligation	139,486	159,411
Book over tax depreciation	16,430	17,369
Expense accruals	9,471	11,965
Uniform capitalization costs	8,381	4,844
Provisions for discontinued operations and restructurings	662	596
Inventory valuation	706	394
Tax net operating loss and credit carryforwards	23,146	31,646
Allowances for bad debts and notes	760	863
Deferred compensation and restricted stock	3,012	2,736
Identified intangibles	1,162	1,409
Other	33	35
Gross deferred tax assets	203,751	231,821
Deferred tax asset valuation allowance	(36,482)	(42,195)
Deferred tax asset net of valuation allowance	167,269	189,626
Identified intangibles	(6,288)	(6,333)
Prepaids	(2,045)	(1,784)
Right of use asset	(132,050)	(150,554)
Tax over book depreciation	—	(30,421)
Other	(832)	(1,051)
Gross deferred tax liabilities	(141,215)	(190,143)
Net Deferred Tax Assets (Liabilities)	$26,054	$(517)

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	As of Fiscal Year Ended
(In thousands)	2023	2022
Net non-current asset	$28,563	$1,466
Net non-current liability	(2,509)	(1,983)
Net Deferred Tax Assets (Liabilities)	$26,054	$(517)

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

As of January 28, 2023 and January 29, 2022, we had state net operating loss carryforwards of $9.0 million and $13.9 million, respectively. We provided a valuation allowance against these attributes of $3.2 million as of both January 28, 2023 and January 29, 2022. The attributes expire in fiscal years 2024 through 2039.

As of January 28, 2023 and January 29, 2022, we had state tax credits of $0.6 million and $0.5 million, respectively. These credits expire in fiscal years 2024 through 2026.

As of January 28, 2023 and January 29, 2022, we had foreign net operating loss carryforwards of $39.8 million and $50.6 million, respectively, which have a carryforward period at least 17 years.

As of January 28, 2023, we have provided a total valuation allowance of approximately $36.5 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $5.7 million net decrease in valuation allowance during Fiscal 2023 from the $42.2 million provided for as of January 29, 2022 relates primarily to foreign tax attributes. We removed $2.4 million of German deferred tax assets and an equivalent amount of valuation allowance and our entity operating in Germany was merged out of existence in the period ended January 28, 2023. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of January 28, 2023, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the Tax Cuts and Jobs Act (the "Act"). An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of January 28, 2023, an immaterial amount of additional deferred taxes would have been provided.

As of January 28, 2023, foreign tax credit carryforwards of approximately $4.0 million were available to reduce possible future U.S. income taxes and which expire from 2028 to 2031. As a result of the Act, we may no longer utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $3.8 million has been established against these credits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Fiscal Year
(In thousands)	2023	2022	2021
Unrecognized Tax Benefit – Beginning of Period	$178	$178	$178
Gross Increases (Decreases) – Tax Positions in a Current Period	—	—	—
Settlements	—	—	—
Lapse of Statutes of Limitations	—	—	—
Unrecognized Tax Benefit – End of Period	$178	$178	$178

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

The amount of unrecognized tax benefits as of January 28, 2023, January 29, 2022 and January 30, 2021, which would impact the annual effective rate if recognized were $0.2 million each year. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2023, 2022 or 2021. We recorded $1.7 million of interest income within income tax expense, net on the Consolidated Statements of Operations for the year ended January 28, 2023 related to our outstanding federal refund request.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended February 1, 2020 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. As part of the IRS audit of our federal income tax return for the fiscal year end January 30, 2021, we have extended the statute of limitations for our fiscal years February 1, 2020, forward.

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act of 2022 ("IRA") were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax and a stock repurchase excise tax. The stock repurchase excise tax is the principal provision that may be applicable to us and was effective for stock repurchases after December 31, 2022. We did not make any stock repurchases from January 1, 2023 to our fiscal year-end on January 28, 2023. We are still evaluating the overall impact of the CHIPS and IRA laws, but reported no impact from the new legislation for our fiscal year ended January 28, 2023.
Note 12

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

As of December 31, 2018, the early retiree medical plan was frozen to new entrants. The grandfathered group of employees as of December 31, 2018 were those that had reached age 45 and had at least 10 years of service with the Company and retire at age 55 or older and have at least 15 years of service with the Company.

The measurement date of the assets and liabilities for postretirement medical and life insurance plans is the month-end date that is closest to our fiscal year end.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Other Postretirement Benefit Plans, Continued

Our Consolidated Balance Sheets include other postretirement medical and life insurance liabilities of $5.2 million and $6.1 million as of January 28, 2023 and January 29, 2022, respectively. The amount recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets was $1.3 million and $1.7 million as of January 28, 2023 and January 29, 2022, respectively. Our Consolidated Statement of Operations includes net periodic benefit cost for other postretirement benefits of $0.3 million and $0.2 million in Fiscal 2023 and 2022, respectively, and net periodic benefit income of $0.6 million in Fiscal 2021.

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older.

Since January 1, 2005, we began matching 100% of each employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2.5% of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for the matching program was approximately $5.2 million for Fiscal 2023, $5.9 million for Fiscal 2022 and $2.9 million for Fiscal 2021. As a result of the COVID-19 pandemic, we suspended our match of employee contributions as of May 1, 2020. The match was reinstated on January 1, 2021.

Note 13

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2023	2022	2021
Weighted-average number of shares - basic	12,457	14,170	14,216
Common stock equivalents	250	339	0
Weighted-average number of shares - diluted	12,707	14,509	14,216

Common stock equivalents are excluded in Fiscal 2021 due to the loss from continuing operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 13

Earnings Per Share, Continued

We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. The Consolidated Statements of Cash Flows include an additional $4.8 million of share repurchases in Fiscal 2023 for accruals made as of January 29, 2022 due to timing of the cash settlement. We were operating under a $100.0 million repurchase authorization from September 2019. In February 2022, we announced a $100.0 million increase to the existing $100.0 million share repurchase authorization. As of January 28, 2023, we have $34.1 million remaining under the expanded share repurchase authorization. We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. We did not repurchase any shares in Fiscal 2021. During the first quarter of Fiscal 2024, through March 22, 2023, we repurchased 135,000 shares at a cost of $5.0 million or an average of $36.67 per share.

Note 14

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

In addition, we established the 2020 Restricted Cash Incentive Program (the “Program”) in Fiscal 2021 to attract and retain executive officers and key employees. Total cash of $2.7 million was granted in June 2020 under this Program. Cash granted under the Program will primarily vest 25% per year over four years. Only employees that were employed as of the grant date were eligible for the Program. The compensation paid under the Program is taxable and subject to applicable tax withholding requirements. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations, for this cash grant was $0.6 million, $0.7 million and $0.4 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

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

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

We recognized $0.1 million of stock option related share-based compensation in each of Fiscal 2023, Fiscal 2022 and Fiscal 2021 in selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of January 28, 2023, there was $0.1 million of unrecognized compensation expense related to these stock options under the 2009 Plan. We did not capitalize any share-based compensation expense.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2023, 2022 and 2021. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date. For awards made prior to Fiscal 2021, the director is restricted from selling, transferring, pledging or assigning the shares for three years from the grant date unless he or she earlier leaves the Board.

The grants for Fiscal 2023 were valued at $120,000 per director, the grants for Fiscal 2022 were valued at $107,500 per director and the grants for Fiscal 2021 were valued at $91,375 per director. For Fiscal 2023, 2022 and 2021, we issued 16,536 shares, 14,936 shares and 28,266 shares, respectively, of director restricted stock. In addition, we issued 504 shares and 1,338 shares to newly elected directors in Fiscal 2022 and Fiscal 2021, respectively. We did not issue any shares to new directors in Fiscal 2023.

In addition, the 2009 Plan permitted an outside director to elect irrevocably to receive all or a specified portion of his or her annual retainers for Board membership and any committee chairmanship for the following fiscal year in a number of shares of restricted stock (the "Retainer Stock"). Shares of the Retainer Stock were granted as of the first business day of the fiscal year as to which the election was effective, subject to forfeiture to the extent not earned upon the outside director's ceasing to serve as a director or committee chairman during such fiscal year. Once the shares were earned, the director is restricted from selling, transferring, pledging or assigning the shares for an additional three years. The 2020 Plan does not permit the issuance of retainer stock. For Fiscal 2021, we issued 10,457 shares of Retainer Stock. Director retainer fees were reduced during Fiscal 2021 primarily related to the COVID-19 pandemic. In connection with the fee reduction, 2,965 shares of Retainer Stock were forfeited during Fiscal 2021.

We recognized $1.0 million, $0.7 million and $0.9 million of director restricted stock related share-based compensation in Fiscal 2023, 2022 and 2021 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

Employee Restricted Stock

Under the 2020 Plan, we issued 221,581 shares and 228,444 shares of employee restricted stock in Fiscal 2023 and Fiscal 2022, respectively. Under the 2009 Plan, we issued 427,741 shares of employee restricted stock in Fiscal 2021. Shares of employee restricted stock issued in Fiscal 2023, 2022 and 2021 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, we issued 77,487 shares of restricted stock to certain executive employees in lieu of a portion of their performance-based compensation in Fiscal 2023. These restricted shares vest two-thirds in Fiscal 2024 and one-third in Fiscal 2025. Total restricted shares issued in Fiscal 2023, including the annual grant to certain employees and performance-based compensation shares, were 299,068 restricted shares. Additionally, we issued 846, 919 and 621 restricted stock units in Fiscal 2023, 2022 and 2021, respectively, to certain employees at no cost that vest over three years. The fair value of employee restricted stock is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.9 million, $8.3 million and $7.4 million for Fiscal 2023, 2022 and 2021, respectively.

A summary of the status of our nonvested shares of our employee restricted stock as of January 28, 2023 is presented below:

Nonvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 1, 2020	589,778	$41.46
Granted	427,741	19.62
Vested	(139,962)	50.35
Withheld for federal taxes	(64,382)	50.29
Forfeited	(147,085)	36.62
Nonvested at January 30, 2021	666,090	27.98
Granted	228,444	63.40
Vested	(162,205)	30.47
Withheld for federal taxes	(64,535)	30.36
Forfeited	(6,885)	34.89
Nonvested at January 29, 2022	660,909	39.46
Granted	299,068	57.91
Vested	(166,638)	38.03
Withheld for federal taxes	(73,137)	37.74
Forfeited	(31,057)	42.86
Nonvested at January 28, 2023	689,145	$47.85

As of January 28, 2023, we had $23.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements for restricted stock discussed above. That cost is expected to be recognized over a weighted average period of 1.69 years.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.7 million as of January 28, 2023, $1.4 million as of January 29, 2022 and $1.5 million as of January 30, 2021. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.4 million in Fiscal 2023, $0.2 million in Fiscal 2022 and $0.3 million in Fiscal 2021. These charges are included in loss from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Guarantee Related to Discontinued Operations

As part of the Lids Sports Group sales transaction, the purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for seven Lids Sports Group leases with lease expirations through May 2025 and estimated maximum future payments totaling $5.9 million as of January 28, 2023. We do not believe the fair value of the guarantees is material to our Consolidated Financial Statements.

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

Our reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Genesco Brands Group sell primarily our owned and licensed brands.

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt, corporate fixed assets, corporate operating lease right of use assets and miscellaneous investments. We do not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including a gain on the termination of the pension plan, a gain on the sale of a distribution warehouse, a pension settlement charge, major litigation and major lease terminations.

Fiscal 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,482,203	$432,002	$314,759	$158,684	$—	$2,387,648
Intercompany sales	—	—	—	(2,760)	—	(2,760)
Net sales to external customers(1)	1,482,203	432,002	314,759	155,924	—	2,384,888
Segment operating income (loss)	94,404	17,601	14,364	(678)	(31,595)	94,096
Asset impairments and other(2)	—	—	—	—	855	855
Operating income	94,404	17,601	14,364	(678)	(32,450)	93,241
Other components of net periodic benefit cost	—	—	—	—	248	248
Interest expense,net	—	—	—	—	2,920	2,920
Earnings from continuing operations before income taxes	$94,404	$17,601	$14,364	$(678)	$(35,618)	$90,073
Total assets at fiscal year end(3)	$732,124	$198,813	$194,417	$74,526	$256,546	$1,456,426
Depreciation and amortization	28,107	6,134	4,352	898	3,327	42,818
Capital expenditures	27,237	10,330	8,154	1,429	12,784	59,934

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 82% and 18%, respectively, of our net sales for Fiscal 2023.
(2)
Asset impairments and other includes a $1.6 million charge for asset impairments, of which $0.8 million is in the Journeys Group, $0.5 million is in the Johnston & Murphy Group, $0.2 million is in the Schuh Group and $0.1 million is in Genesco Brands Group, partially offset by a $0.7 million gain on the termination of the pension plan.
(3)
Of our $704.7 million of long-lived assets, $93.3 million and $18.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,576,475	$423,560	$252,855	$170,619	$—	$2,423,509
Intercompany sales	—	—	—	(1,425)	—	(1,425)
Net sales to external customers(1)	1,576,475	423,560	252,855	169,194	—	2,422,084
Segment operating income (loss)	165,336	19,257	7,029	6,583	(50,694)	147,511
Asset impairments and other(2)	—	—	—	—	(8,056)	(8,056)
Operating income	165,336	19,257	7,029	6,583	(42,638)	155,567
Other components of net periodic benefit cost	—	—	—	—	128	128
Interest expense, net	—	—	—	—	2,448	2,448
Earnings from continuing operations before income taxes	$165,336	$19,257	$7,029	$6,583	$(45,214)	$152,991
Total assets at fiscal year end(3)	$678,680	$207,495	$128,187	$67,658	$480,079	$1,562,099
Depreciation and amortization	28,903	6,942	4,612	1,081	1,431	42,969
Capital expenditures	22,438	3,062	4,647	1,071	22,687	53,905

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 83% and 17%, respectively, of our net sales for Fiscal 2022.
(2)
Asset impairments and other includes an $18.1 million gain on the sale of a distribution warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and a $2.0 million charge for asset impairments, of which $1.0 million is in the Journeys Group, $0.8 million is in the Schuh Group and $0.2 million is in the Johnston & Murphy Group.
(3)
Of our $760.1 million of long-lived assets, $113.9 million and $26.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2021
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,227,954	$305,941	$152,941	$101,287	$—	$1,788,123
Intercompany sales	—	—	—	(1,593)	—	(1,593)
Net sales to external customers(1)	1,227,954	305,941	152,941	99,694	—	1,786,530
Segment operating income (loss)	76,896	(11,602)	(47,624)	(5,430)	(21,548)	(9,308)
Goodwill impairment (2)	—	—	—	—	79,259	79,259
Asset impairments and other(3)	—	—	—	—	18,682	18,682
Operating income (loss)	76,896	(11,602)	(47,624)	(5,430)	(119,489)	(107,249)
Other components of net periodic benefit income	—	—	—	—	(670)	(670)
Interest expense, net	—	—	—	—	5,090	5,090
Earnings (loss) from continuing operations before income taxes	$76,896	$(11,602)	$(47,624)	$(5,430)	$(123,909)	$(111,669)
Total assets at fiscal year end(4)	$767,535	$232,681	$159,027	$58,320	$369,805	$1,587,368
Depreciation and amortization	29,326	8,885	5,487	1,317	1,484	46,499
Capital expenditures	16,188	2,794	4,064	356	728	24,130

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 83% and 17%, respectively, of our net sales for Fiscal 2021.
(2)
Goodwill impairment of $79.3 million is related to Schuh Group.
(3)
Asset impairments and other includes a $13.8 million charge for asset impairments, of which $7.0 million is in the Johnston & Murphy Group, $4.1 million is in the Journeys Group and $2.7 million is in the Schuh Group, and a $5.3 million charge for trademark impairment, partially offset by a $0.4 million gain for the release of an earnout related to the Togast acquisition.
(4)
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

Based on their evaluation as of January 28, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 28, 2023, our internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2023, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Information about Our Executive Officers” in this report.

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

ITEM 11, EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2023, to be filed with the Securities and Exchange Commission.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2023, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 28, 2023 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	846	$—	704,556
Equity compensation plans not approved by security holders	—	—	—
Total	846	$—	704,556

(1)
Restricted stock units issued to certain employees at no cost.
(2)
Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

* For additional information concerning our equity compensation plans, see the discussion in Note 14, "Share-Based Compensation Plans".

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2023, to be filed with the Securities and Exchange Commission.

ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 22, 2023, to be filed with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, January 28, 2023 and January 29, 2022

Consolidated Statements of Operations, each of the three fiscal years ended 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income, each of the three fiscal years ended 2023, 2022 and 2021

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2023, 2022 and 2021

Consolidated Statements of Equity, each of the three fiscal years ended 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2023, 2022 and 2021

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 88.

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

(3)	a.	Second Amended and Restate Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed November 1, 2022 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2022 (File No. 1-3083).
(4)	a.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
	b.	Description of Securities.

(10)	a.

Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 3, 2018.

b.

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

c.

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

d.

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
g.

Genesco Inc. Third Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

h.

First Amendment to the Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc. Incorporated by reference to Exhibit (10)a to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2021. (File No. 1-3083).

i.

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

	w	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
	x.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	y.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	z.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	aa.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
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

(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 86.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits (10)e through (10)o and (10)s through (10)w are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

* Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

A copy of any of the above described exhibits will be furnished to the shareholders upon written request, addressed to Director, Corporate Relations, Genesco Inc., 535 Marriott Drive, 12th Floor, Nashville, Tennessee 37215, accompanied by a check in the amount of $15.00 payable to Genesco Inc.

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

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc., and

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc.,

of our reports dated March 22, 2023, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries and included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 28, 2023, and the financial statement schedule of Genesco Inc. included herein.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 22, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Thomas A. George
Thomas A. George
Senior Vice President – Finance and
Chief Financial Officer

Date: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2023.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Thomas A. George	Senior Vice President – Finance and
Thomas A. George	Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew Bilunas*	Kevin P. McDermott*

Carolyn Bojanowski *	Mary Meixelsperger*

Matthew C. Diamond*	Gregory A. Sandfort*

John F. Lambros.*	Mimi E. Vaughn*

Thurgood Marshall, Jr.*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 28, 2023

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended January 28, 2023

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,656	$(78)	$(868)	$3,710
Markdown Allowance (1)	$3,159	$4,275	$(1,416)	$6,018

Year Ended January 29, 2022

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$5,015	$19	$(378)	$4,656
Markdown Allowance (1)	$14,951	$—	$(11,792)	$3,159

Year Ended January 30, 2021

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,940	$2,606	$(531)	$5,015
Markdown Allowance (1)	$5,559	$11,080	$(1,688)	$14,951

(1)
Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.