Form 10-Q
period 2023-04-29
GENESCO INC
filed 2023-06-08
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended April 29, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of May 26, 2023, there were 12,563,156 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of civil disturbances; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events; the level of consumer spending on our merchandise and interest in our brands and in general, the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; the effects of the British decision to exit the European Union, impacts of the Russia-Ukraine war, and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omnichannel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to make our occupancy costs more variable; realize any anticipated tax benefits in both the amount and timeframe anticipated, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	April 29, 2023	January 28, 2023	April 30, 2022
Current Assets:
Cash and cash equivalents	$31,786	$47,990	$200,623
Accounts receivable, net of allowances of $4,051 at April 29, 2023,
$3,710 at January 28, 2023 and $5,074 at April 30, 2022	54,068	40,818	48,868
Inventories	470,763	458,017	401,479
Prepaids and other current assets	42,325	25,844	74,609
Total current assets	598,942	572,669	725,579
Property and equipment, net	239,120	233,733	219,421
Operating lease right of use assets	477,962	470,991	508,986
Non-current prepaid income taxes	54,567	54,111	—
Goodwill	37,928	38,123	38,487
Other intangibles	27,538	27,430	28,298
Deferred income taxes	28,729	28,563	4,269
Other noncurrent assets	30,526	30,806	23,402
Total Assets	1,495,312	1,456,426	1,548,442
Liabilities and Equity
Current Liabilities:
Accounts payable	143,814	144,998	243,224
Current portion - operating lease liabilities	131,830	134,458	137,770
Other accrued liabilities	75,992	81,327	83,882
Total current liabilities	351,636	360,783	464,876
Long-term debt	118,151	44,858	14,712
Long-term operating lease liabilities	399,374	401,113	430,606
Other long-term liabilities	43,526	42,706	37,910
Total liabilities	912,687	849,460	948,104
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	812	815	818
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	13,052	13,089	14,217
Additional paid-in capital	308,817	305,260	294,628
Retained earnings	318,538	346,870	348,757
Accumulated other comprehensive loss	(40,737)	(41,211)	(40,225)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	582,625	606,966	600,338
Total Liabilities and Equity	$1,495,312	$1,456,426	$1,548,442

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net sales	$483,332	$520,748
Cost of sales	254,524	269,304
Gross margin	228,808	251,444
Selling and administrative expenses	251,497	243,481
Asset impairments and other, net	308	(283)
Operating income (loss)	(22,997)	8,246
Other components of net periodic benefit cost	92	98
Interest expense, net	1,651	297
Earnings (loss) from continuing operations before income taxes	(24,740)	7,851
Income tax expense (benefit)	(5,865)	2,882
Earnings (loss) from continuing operations	(18,875)	4,969
Loss from discontinued operations, net of tax	(15)	(22)
Net Earnings (Loss)	$(18,890)	$4,947

Basic earnings (loss) per common share:
Continuing operations	$(1.60)	$0.38
Discontinued operations	0.00	0.00
Net earnings (loss)	$(1.60)	$0.38

Diluted earnings (loss) per common share:
Continuing operations	$(1.60)	$0.37
Discontinued operations	0.00	0.00
Net earnings (loss)	$(1.60)	$0.37

Weighted average shares outstanding:
Basic	11,818	12,961
Diluted	11,818	13,369

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net earnings (loss)	$(18,890)	$4,947
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	29	50
Foreign currency translation adjustments	445	(3,867)
Total other comprehensive income (loss)	474	(3,817)
Comprehensive Income (Loss)	$(18,416)	$1,130

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(18,890)	$4,947
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	11,286	10,551
Deferred income taxes	16	(2,820)
Impairment of long-lived assets	308	413
Share-based compensation expense	3,772	3,239
Other	315	499
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(13,367)	(9,977)
Inventories	(11,789)	(126,674)
Prepaids and other current assets	(16,364)	(3,490)
Accounts payable	359	92,061
Other accrued liabilities	(4,843)	(44,194)
Other assets and liabilities	(11,248)	(16,622)
Net cash used in operating activities	(60,445)	(92,067)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,235)	(15,397)
Proceeds from asset sales	87	—
Net cash used in investing activities	(17,148)	(15,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	152,569	2,609
Payments on revolving credit facility	(79,469)	(2,609)
Shares repurchased related to share repurchase plan	(9,170)	(11,280)
Shares repurchased related to taxes for share-based awards	(449)	—
Change in overdraft balances	(1,698)	—
Other	—	(2)
Net cash provided by (used in) financing activities	61,783	(11,282)
Effect of foreign exchange rate fluctuations on cash	(394)	(1,156)
Net decrease in cash and cash equivalents	(16,204)	(119,902)
Cash and cash equivalents at beginning of period	47,990	320,525
Cash and cash equivalents at end of period	$31,786	$200,623
Supplemental information:
Interest paid	$1,147	$327
Income taxes paid	626	225
Cash paid for amounts included in measurement of operating lease liabilities	52,963	57,278
Operating lease assets obtained in exchange for new operating lease liabilities	50,199	13,935

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	$818	$14,217	$294,628	$348,757	$(40,225)	$(17,857)	$600,338

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net earnings (loss)	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Other	(3)	(3)	6	(78)	—	—	(78)
Balance April 29, 2023	$812	$13,052	$308,817	$318,538	$(40,737)	$(17,857)	$582,625

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2023, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 22, 2023. The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 3, 2024 ("Fiscal 2024"), which is a 53-week year, and of the fiscal year ended January 28, 2023 ("Fiscal 2023"). All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from the audited financial statements at that date.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At April 29, 2023, we operated 1,396 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended April 29, 2023 and April 30, 2022, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Cash and Cash Equivalents

There were no cash equivalents as of April 29, 2023 and January 28, 2023. There were $95.0 million in cash equivalents as of April 30, 2022 which were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities. Due to their short-term nature, the carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value of cash and cash equivalents.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.5 million and $2.7 million for the first quarters of Fiscal 2024 and Fiscal 2023, respectively.

Retail occupancy costs recorded in selling and administrative expense were $76.4 million and $78.5 million for the first quarters of Fiscal 2024 and Fiscal 2023, respectively.

Advertising Costs

Advertising costs were $23.6 million and $22.1 million for the first quarters of Fiscal 2024 and Fiscal 2023, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $4.7 million and $3.2 million for the first quarters of Fiscal 2024 and Fiscal 2023, respectively. During the first three months of each of Fiscal 2024 and Fiscal 2023, our cooperative advertising reimbursements received were not in excess of the costs incurred.

New Accounting Pronouncements

We do not currently have any new accounting pronouncements pending adoption.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Genesco Brands Group	Total Goodwill
Balance, January 28, 2023	$9,662	$28,461	$38,123
Effect of foreign currency exchange rates	(192)	(3)	(195)
Balance, April 29, 2023	$9,470	$28,458	$37,928

Goodwill Valuation (Genesco Brands Group)

We are currently in communication with a licensor regarding renewal of a Genesco Brands Group license. The carrying value of the Togast Goodwill within the Genesco Brands Group assumes current licenses are renewed in normal course. In the event a material license is not renewed, that may be considered an indicator of impairment and requiring assessment whether it is “more likely than not” that an impairment has occurred.

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Apr. 29, 2023	Jan. 28, 2023	Apr. 29, 2023	Jan. 28, 2023	Apr. 29, 2023	Jan. 28, 2023	Apr. 29, 2023	Jan. 28, 2023
Gross other intangibles	$24,327	$24,077	$6,493	$6,475	$400	$400	$31,220	$30,952
Accumulated amortization	—	—	(3,282)	(3,122)	(400)	(400)	(3,682)	(3,522)
Net Other Intangibles	$24,327	$24,077	$3,211	$3,353	$—	$—	$27,538	$27,430

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Asset Impairments and Other Charges

We recorded pretax charges of $0.3 million in the first quarter of Fiscal 2024 for asset impairments.

We recorded a pretax gain of $0.3 million in the first quarter of Fiscal 2023, including a gain of $0.7 million for the pension plan termination, partially offset by a $0.4 million asset impairment.

Note 4

Inventories

Inventories

(In thousands)	April 29, 2023	January 28, 2023
Wholesale finished goods	$65,970	$84,209
Retail merchandise	404,793	373,808
Total Inventories	$470,763	$458,017

Note 5

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at April 29, 2023 and January 28, 2023 are as follows:

Fair Values
(In thousands)	April 29, 2023		January 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$102,944	$102,432	$30,000	$30,219
U.K. Revolver Borrowings	15,207	15,112	14,858	14,864
Total Long-Term Debt	$118,151	$117,544	$44,858	$45,083

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of April 29, 2023, we have $3.2 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of April 29, 2023, we have $10.6 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	April 29, 2023	April 30, 2022
Weighted-average number of shares - basic	11,818	12,961
Common stock equivalents	-	408
Weighted-average number of shares - diluted	11,818	13,369

Common stock equivalents of 239,000 shares are excluded for the three months ended April 29, 2023 due to the loss from continuing operations.

We repurchased 255,000 shares during the first quarter of Fiscal 2024 at a cost of $9.2 million, or $35.96 per share. We have $25.0 million remaining as of April 29, 2023 under our expanded share repurchase authorization announced in February 2022. We repurchased 102,895 shares during the first quarter of Fiscal 2023 at a cost of $6.5 million, or $63.17 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement and it is included on the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022. During the second quarter of Fiscal 2024, through June 8, 2023, we have repurchased 197,477 shares at a cost of $3.7 million, or $18.51 per share.

Note 7

Long-Term Debt

(In thousands)	April 29, 2023	January 28, 2023
U.S. revolver borrowings	$102,944	$30,000
U.K. revolver borrowings	15,207	14,858
Total long-term debt	118,151	44,858
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$118,151	$44,858

The revolver borrowings outstanding under the Credit Facility as of April 29, 2023 included $98.9 million U.S. revolver borrowings, $15.2 million (£12.1 million) related to Genesco (UK) Limited and $4.0 million (C$5.5 million) related to Genesco Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of April 29, 2023. Excess availability under the Credit Facility was $205.3 million at April 29, 2023.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.7 million as of April 29, 2023 and January 28, 2023 and $1.4 million accrued as of April 30, 2022. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first quarter of Fiscal 2024 or Fiscal 2023. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 9

Commitments

As part of our Genesco Brands Group business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At April 29, 2023, the inventory owned by Samsung had a historical cost of $15.9 million. As of April 29, 2023, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information

Three Months Ended April 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$272,190	$93,105	$82,630	$35,864	$—	$483,789
Intercompany sales	—	—	(3)	(454)	—	(457)
Net sales to external customers(1)	272,190	93,105	82,627	35,410	—	483,332
Segment operating income (loss)	(18,362)	(1,790)	4,806	(32)	(7,311)	(22,689)
Asset impairments and other(2)	—	—	—	—	308	308
Operating income (loss)	(18,362)	(1,790)	4,806	(32)	(7,619)	(22,997)
Other components of net periodic benefit cost	—	—	—	—	92	92
Interest expense, net	—	—	—	—	1,651	1,651
Earnings (loss) from continuing operations before income taxes	$(18,362)	$(1,790)	$4,806	$(32)	$(9,362)	$(24,740)
Total assets (3)	$765,064	$212,579	$187,247	$78,313	$252,109	$1,495,312
Depreciation and amortization	7,347	1,561	1,120	203	1,055	11,286
Capital expenditures	13,019	2,151	1,205	455	405	17,235

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 81% and 19%, respectively, of our net sales in the first quarter of Fiscal 2024.

(2) Asset impairments and other includes a $0.3 million charge for asset impairments in Journeys Group.

(3) Of our $717.1 million of long-lived assets, $91.2 million and $15.4 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended April 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$314,445	$88,159	$71,016	$47,900	$—	$521,520
Intercompany sales	—	—	—	(772)	—	(772)
Net sales to external customers(1)	314,445	88,159	71,016	47,128	—	520,748
Segment operating income (loss)	14,930	(2,746)	550	3,793	(8,564)	7,963
Asset impairments and other (2)	—	—	—	—	(283)	(283)
Operating income (loss)	14,930	(2,746)	550	3,793	(8,281)	8,246
Other components of net periodic benefit cost	—	—	—	—	98	98
Interest expense, net	—	—	—	—	297	297
Earnings (loss) from continuing operations before income taxes	$14,930	$(2,746)	$550	$3,793	$(8,676)	$7,851
Total assets (3)	$766,780	$195,591	$146,914	$72,114	$367,043	$1,548,442
Depreciation and amortization	7,238	1,590	1,122	261	340	10,551
Capital expenditures	6,568	2,118	1,906	279	4,526	15,397

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 83% and 17%, respectively, of our net sales for the first quarter of Fiscal 2023.

(2) Asset impairments and other includes a $0.7 million gain on the termination of the pension plan, partially offset by a $0.4 million charge for asset impairments, which includes $0.2 million in Journeys Group and $0.2 million in Schuh Group.

(3) Of our $728.4 million of long-lived assets, $96.9 million and $23.4 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales decreased 7.2% to $483.3 million in the first quarter of Fiscal 2024 compared to $520.7 million in the first quarter of Fiscal 2023. The sales decrease compared to last year's first quarter was driven by decreased store sales in Journeys Group, decreased wholesale sales and the unfavorable impact of $8.3 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by a 5% increase in e-commerce sales and strong store performance at Schuh and Johnston & Murphy. Journeys Group sales decreased 13% and Genesco Brands Group sales decreased 25%, or $11.7 million, while Schuh Group sales increased 6% and Johnston & Murphy Group sales increased 16% for the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023. Schuh's sales increased 13% on a local currency basis for the first quarter of Fiscal 2024. Total comparable sales decreased 5% for the first quarter of Fiscal 2024, with same store sales down 8% and comparable direct sales up 8%.

Gross margin decreased 9.0% to $228.8 million in the first quarter of Fiscal 2024 from $251.4 million in the first quarter of Fiscal 2023 and decreased as a percentage of net sales from 48.3% to 47.3%. The decrease in gross margin as a percentage of net sales reflects decreased gross margin in Journeys Group due primarily to a more normalized promotional environment and increased markdowns, which offset improved gross margin as a percentage of sales in each of our other operating business units.

Selling and administrative expenses in the first quarter of Fiscal 2024 increased 3.3% and increased as a percentage of net sales from 46.8% to 52.0%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially compensation expense, selling salaries and occupancy expense as a result of decreased revenue in the first quarter of Fiscal 2024.

Operating margin was (4.8%) in the first quarter of Fiscal 2024 compared to 1.6% in the first quarter of Fiscal 2023 reflecting decreased operating margin in Journeys Group and Genesco Brands Group, partially offset by improved margin in Schuh Group and Johnston & Murphy Group. The decrease in operating margin for the first quarter this year compared to the first quarter last year was driven by decreased net sales, decreased gross margin and increased expenses as percentage of net sales.

The effective income tax rate decreased from 36.7% in the first quarter of Fiscal 2023 to 23.7% in the first quarter of Fiscal 2024. Diluted loss per share from continuing operations was $1.60 per share in the first quarter of Fiscal 2024 compared to diluted earnings per share from continuing operations of $0.37 per share in the first quarter of Fiscal 2023.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There have been no other significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2023.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have disclosed comparable sales for the first quarter of Fiscal 2024 but did not disclose comparable sales for the first quarter of Fiscal 2023 due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022. We believe that overall sales is a more meaningful metric during the first quarter of Fiscal 2023.

Results of Operations – First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

Our net sales decreased 7.2% to $483.3 million in the first quarter of Fiscal 2024 compared to $520.7 million in the first quarter of Fiscal 2023. The sales decrease compared to last year's first quarter was driven by decreased store sales in Journeys Group, decreased wholesale sales and the unfavorable impact of $8.3 million in sales due primarily to foreign exchange pressure on the Schuh business from the strengthening dollar, partially offset by a 5% increase in e-commerce sales and strong store performance at Schuh and Johnston & Murphy. Journeys Group sales decreased 13% and Genesco Brands Group sales decreased 25%, or $11.7 million, while Schuh Group sales increased 6% and Johnston & Murphy Group sales increased 16% for the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023. Schuh's sales increased 13% on a local currency basis for the first quarter of Fiscal 2024.

Gross margin decreased 9.0% to $228.8 million in the first quarter of Fiscal 2024 from $251.4 million in the first quarter of Fiscal 2023 and decreased as a percentage of net sales from 48.3% to 47.3%. The decrease in gross margin as a percentage of net sales reflects decreased gross margin in Journeys Group due primarily to a more normalized promotional environment and increased markdowns, which offset improved gross margin as a percentage of sales in each of our other operating business units.

Selling and administrative expenses in the first quarter of Fiscal 2024 increased 3.3% and increased as a percentage of net sales from 46.8% to 52.0%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially compensation expense, selling salaries and occupancy expense as a result of decreased revenue in the first quarter of Fiscal 2024. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss from continuing operations before income taxes (“pretax loss”) for the first quarter of Fiscal 2024 was $24.7 million compared to earnings from continuing operations before income taxes ("pretax earnings") of $7.9 million for the first quarter of Fiscal 2023. The pretax loss for the first quarter of Fiscal 2024 included asset impairments and other charges of $0.3 million for asset impairments. Pretax earnings for the first quarter of Fiscal 2023 included an asset impairment and other gain of $0.3 million for a gain on the termination of the pension plan, partially offset by asset impairments.

We recorded an effective income tax rate of 23.7% and 36.7% in the first quarter of Fiscal 2024 and Fiscal 2023, respectively. The lower tax rate for the first quarter this year compared to the first quarter last year reflects a reduction in the amount of foreign losses for which we are unable to recognize a tax benefit.

The net loss in the first quarter of Fiscal 2024 was $18.9 million, or $1.60 diluted loss per share compared to net earnings in the first quarter of Fiscal 2023 of $4.9 million, or $0.37 diluted earnings per share.

Journeys Group

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change
	(dollars in thousands)
Net sales	$272,190	$314,445	(13.4)%
Operating income (loss)	$(18,362)	$14,930	NM
Operating margin	(6.7)%	4.7%

Net sales from Journeys Group decreased 13.4% to $272.2 million in the first quarter of Fiscal 2024, compared to $314.4 million in the first quarter of Fiscal 2023 primarily due to a total comparable sales decrease of 14% driven by decreased store sales partially offset by increased digital sales, and a 1% decrease in the average number of stores in the first quarter this year. The Journeys consumer, already pressured by inflation, did not respond to the change of seasons as we had anticipated as we shifted away from boots to spring merchandise, continuing instead to trade down to lower price points and take advantage of the abundance of discounted athletic product elsewhere in the market. In addition, Journeys saw lower store traffic and demand for select key styles during the first quarter this year. We are working diligently with our brands to reposition our product assortment at Journeys to meet the customer's appetite for newness. We expect to close more than 100 Journeys stores in Fiscal 2024 versus prior expectations to close 60 stores. In addition, we continue to conduct a holistic review of our cost structure. We expect to realize significant cost savings mostly from Journeys Group in Fiscal 2024 and Fiscal 2025. Journeys Group operated 1,115 stores at the end of the first quarter of Fiscal 2024, including 232 Journeys Kidz stores, 42 Journeys stores in Canada and 34 Little Burgundy stores in Canada, compared to 1,130 stores at the end of the first quarter of last year, including 229 Journeys Kidz stores, 47 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group had an operating loss of $18.4 million in the first quarter of Fiscal 2024 compared to operating income of $14.9 million in the first quarter of Fiscal 2023. The $33.3 million decrease in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns with a more normalized promotional environment and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, selling salaries and compensation expense as a result of the decreased revenue in the first quarter of Fiscal 2024.

Schuh Group

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change
	(dollars in thousands)
Net sales	$93,105	$88,159	5.6%
Operating loss	$(1,790)	$(2,746)	34.8%
Operating margin	(1.9)%	(3.1)%

Net sales from Schuh Group increased 5.6% to $93.1 million in the first quarter of Fiscal 2024 compared to $88.2 million in the first quarter of Fiscal 2023, primarily due to increased total comparable sales of 13% driven by increased store sales and e-commerce sales, partially offset by an unfavorable impact of $6.8 million due to changes in foreign exchange rates. Schuh Group sales set a record for first quarter sales in the first quarter of Fiscal 2024. Schuh's sales increased 13% on a local currency basis for the first quarter of Fiscal 2024. Schuh Group operated 123 stores at the end of the first quarter of Fiscal 2024, compared to 122 stores at the end of the first quarter of Fiscal 2023.

Schuh Group had an operating loss of $1.8 million in the first quarter of Fiscal 2024 compared to an operating loss of $2.7 million in the first quarter of Fiscal 2023. The 34.8% improvement compared to last year's loss in Schuh Group reflects (i) increased net sales and (ii) increased gross margin as a percentage of net sales reflecting decreased shipping and warehouse expense and improved pricing. Selling and administrative expenses as a percentage of net sales increased for the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023, reflecting increased selling salaries, professional fees and compensation expense, partially offset by decreased occupancy expense. In addition, the operating loss included a favorable impact of $0.2 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change
	(dollars in thousands)
Net sales	$82,627	$71,016	16.3%
Operating income	$4,806	$550	773.8%
Operating margin	5.8%	0.8%

Johnston & Murphy Group net sales increased 16.3% to $82.6 million for the first quarter of Fiscal 2024 from $71.0 million for the first quarter of Fiscal 2023, primarily due to a 19% increase in comparable sales, with increases in both store sales and e-commerce sales and increased wholesale sales. Johnston & Murphy has repositioned the brand to offer more casual and comfortable footwear and apparel and it continues to resonate well with its consumers in this post-pandemic environment which has fueled top line double-digit growth for nine consecutive quarters. Johnston & Murphy Group sales set a record for first quarter sales in the first quarter of Fiscal 2024. Retail operations accounted for 72.9% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2024, up from 70.5% in the first quarter of Fiscal 2023. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2024 was 158 stores, including six stores in Canada, compared to 162 stores, including seven stores in Canada, at the end of the first quarter of Fiscal 2023.

Johnston & Murphy Group operating income of $4.8 million for the first quarter of Fiscal 2024 increased $4.2 million compared to $0.6 million in the first quarter of Fiscal 2023. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting decreased airfreight costs, partially offset by increased warehouse costs and (iii) decreased selling and administrative expenses due to greater leverage of expenses as a result of revenue growth, especially decreased occupancy expense and selling salaries, partially offset by increased performance-based compensation expense.

Genesco Brands Group

	Three Months Ended
	April 29, 2023	April 30, 2022	% Change
	(dollars in thousands)
Net sales	$35,410	$47,128	(24.9)%
Operating income (loss)	$(32)	$3,793	NM
Operating margin	(0.1)%	8.0%

Genesco Brands' net sales decreased 24.9%, or $11.7 million, to $35.4 million for the first quarter of Fiscal 2024 from $47.1 million for the first quarter of Fiscal 2023 primarily due to higher sell-in last year as retailers were replenishing inventory due to supply chain constraints.

Genesco Brands' operating loss was essentially breakeven in the first quarter of Fiscal 2024 compared to operating income of $3.8 million in the first quarter of Fiscal 2023. The $3.8 million decrease in operating income was primarily due to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales reflecting deleverage of most expenses as a result of decreased revenue in the first quarter of Fiscal 2024. Gross margin as a percentage of net sales increased during the first quarter of Fiscal 2024 reflecting a decrease in freight and logistics costs and changes in sales mix.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2024 was $7.6 million compared to $8.3 million for the first quarter of Fiscal 2023. Corporate expense in the first quarter of Fiscal 2024 included a $0.3 million charge in asset impairment and other charges for asset impairments. Corporate expense in the first quarter of Fiscal 2023 included a gain of $0.3 million in asset impairment and other charges from a gain on the termination of the pension plan, partially offset by asset impairments. The corporate expense decrease, excluding asset impairment and other charges, primarily reflects duplicate rent expense and moving costs incurred in the prior year related to the new corporate headquarters.

Net interest expense increased $1.4 million to $1.7 million in the first quarter of Fiscal 2024 compared to net interest expense of $0.3 million in the first quarter of Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates in the first quarter this year compared to the first quarter last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	April 29, 2023	April 30, 2022	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(60,445)	$(92,067)	$31,622
Net cash used in investing activities	(17,148)	(15,397)	(1,751)
Net cash provided by (used in) financing activities	61,783	(11,282)	73,065
Effect of foreign exchange rate fluctuations on cash	(394)	(1,156)	762
Net decrease in cash and cash equivalents	$(16,204)	$(119,902)	$103,698

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $31.6 million lower in the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023, reflecting primarily the following factors:

•
a $114.9 million increase in cash flow from changes in inventory, primarily reflecting the re-inventorying of our operating business units in the first quarter last year due to the supply chain disruptions in Fiscal 2023 compared to a much smaller increase in inventory, primarily retail inventory, in the first quarter this year;
•
a $39.4 million increase in cash flow from changes in other accrued liabilities, primarily reflecting a significantly lower payment of Fiscal 2023 performance-based compensation accruals in the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023; partially offset by
•
a $91.7 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first quarter of Fiscal 2024 and the decrease in inventory growth year over year; and
•
a $23.8 million decrease in net earnings.

Cash used in investing activities was $1.8 million higher for the first quarter of Fiscal 2024 as compared to the first quarter of Fiscal 2023 reflecting increased capital expenditures primarily related to investments in retail stores, most of which was offset by decreased capital expenditures related to the new corporate headquarters building.

Cash provided by financing activities was $73.1 million higher in the first quarter of Fiscal 2024 as compared to the first quarter of Fiscal 2023 reflecting increased borrowings this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.

As of April 29, 2023, we have borrowed $98.9 million U.S. revolver borrowings, $15.2 million (£12.1 million) related to Genesco (UK) Limited and $4.0 million (C$5.5 million) related to Genesco Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of April 29, 2023.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2024 and the foreseeable future.

In light of current store traffic trends and general consumer uncertainty we have identified approximately 100 Journeys stores for closure and continue our efforts in making occupancy costs more variable. In addition, we continue to conduct a holistic review of our cost structure. We expect to realize significant cost savings in Fiscal 2024 and Fiscal 2025. We expect that a significant portion of these savings will be realized by our Journeys Group.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of April 29, 2023.

Contractual Obligations

Our contractual obligations at April 29, 2023 increased 11% compared to January 28, 2023, primarily due to increased long-term debt, partially offset by decreased purchase obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2024 are expected to be approximately $50 million to $55 million of which approximately 53% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities and 47% is for new stores and remodels. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2023 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 255,000 shares during the first quarter of Fiscal 2024 at a cost of $9.2 million, or $35.96 per share. We have $25.0 million remaining as of April 29, 2023 under our expanded share repurchase authorization announced in February 2022. We repurchased 102,895 shares during the first quarter of Fiscal 2023 at a cost of $6.5 million, or $63.17 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement and it is included on the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022. During the second quarter of Fiscal 2024, through June 8, 2023, we have repurchased 197,477 shares at a cost of $3.7 million, or $18.51 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2024 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There have been no material changes to our exposure to market risks from those disclosed in the Form 10-K.

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

Based on their evaluation as of April 29, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and in the Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (the “Quarterly Report”), which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report and the Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2023
1-29-23 to 2-25-23(1)	—	$—	—	$34,137

March 2023
2-26-23 to 3-25-23(1)	255,000	$35.96	255,000	$24,966

April 2023
3-26-23 to 4-29-23 (1)	—	$—	—	$24,966
3-26-23 to 4-29-23 (2)	12,747	$35.24	—	—
Total	267,747	$35.93	255,000	$24,966

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

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. Exhibits

Exhibit Index
(10.1)	Fourth Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2023.
(10.2)	Form of Genesco Inc. Performance Share Unit Agreement.
(10.3)	Form of Genesco Inc. Restricted Share Award Agreement.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Thomas A. George
Thomas A. George
Senior Vice President - Finance and Chief Financial Officer

Date: June 8, 2023