Form 10-Q
period 2023-07-29
GENESCO INC
filed 2023-09-07
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended July 29, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 25, 2023, there were 11,505,683 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events; the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; the effects of the British decision to exit the European Union, impacts of the Russia-Ukraine war, and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; store closures and effects on the business as a result of civil disturbances; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include our ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to make our occupancy costs more variable, realize any anticipated tax benefits in both the amount and timeframe anticipated, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations, disputes and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	July 29, 2023	January 28, 2023	July 30, 2022
Current Assets:
Cash and cash equivalents	$37,416	$47,990	$44,939
Accounts receivable, net of allowances of $4,536 at July 29, 2023,
$3,710 at January 28, 2023 and $5,335 at July 30, 2022	50,351	40,818	42,782
Inventories	491,118	458,017	507,236
Prepaids and other current assets	45,983	25,844	99,455
Total current assets	624,868	572,669	694,412
Property and equipment, net	244,090	233,733	220,742
Operating lease right of use assets	476,715	470,991	491,412
Non-current prepaid income taxes	55,028	54,111	—
Goodwill	9,717	38,123	38,523
Other intangibles	27,952	27,430	27,506
Deferred income taxes	30,623	28,563	4,519
Other noncurrent assets	25,766	30,806	22,606
Total Assets	1,494,759	1,456,426	1,499,720
Liabilities and Equity
Current Liabilities:
Accounts payable	166,504	144,998	226,779
Current portion - operating lease liabilities	137,369	134,458	135,571
Other accrued liabilities	78,707	81,327	80,266
Total current liabilities	382,580	360,783	442,616
Long-term debt	131,544	44,858	48,872
Long-term operating lease liabilities	403,413	401,113	413,416
Other long-term liabilities	44,203	42,706	34,283
Total liabilities	961,740	849,460	939,187
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	812	815	818
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,996	13,089	13,557
Additional paid-in capital	313,019	305,260	298,010
Retained earnings	263,081	346,870	307,929
Accumulated other comprehensive loss	(38,032)	(41,211)	(41,924)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	533,019	606,966	560,533
Total Liabilities and Equity	$1,494,759	$1,456,426	$1,499,720

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$523,027	$535,332	$1,006,359	$1,056,080
Cost of sales	273,507	281,018	528,031	550,322
Gross margin	249,520	254,314	478,328	505,758
Selling and administrative expenses	259,520	245,103	511,017	488,584
Goodwill impairment	28,453	—	28,453	—
Asset impairments and other, net	174	129	482	(154)
Operating income (loss)	(38,627)	9,082	(61,624)	17,328
Other components of net periodic benefit cost	148	50	240	148
Interest expense, net	2,383	405	4,034	702
Earnings (loss) from continuing operations before income taxes	(41,158)	8,627	(65,898)	16,478
Income tax expense (benefit)	(9,526)	976	(15,391)	3,858
Earnings (loss) from continuing operations	(31,632)	7,651	(50,507)	12,620
Loss from discontinued operations, net of tax	(33)	(8)	(48)	(30)
Net Earnings (Loss)	$(31,665)	$7,643	$(50,555)	$12,590

Basic earnings (loss) per common share:
Continuing operations	$(2.79)	$0.60	$(4.36)	$0.98
Discontinued operations	0.00	0.00	(0.01)	0.00
Net earnings (loss)	$(2.79)	$0.60	$(4.37)	$0.98

Diluted earnings (loss) per common share:
Continuing operations	$(2.79)	$0.59	$(4.36)	$0.96
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net earnings (loss)	$(2.79)	$0.59	$(4.37)	$0.95

Weighted average shares outstanding:
Basic	11,344	12,813	11,581	12,887
Diluted	11,344	13,009	11,581	13,189

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings (loss)	$(31,665)	$7,643	$(50,555)	$12,590
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	62	13	91	63
Foreign currency translation adjustments	2,643	(1,712)	3,088	(5,579)
Total other comprehensive income (loss)	2,705	(1,699)	3,179	(5,516)
Comprehensive Income (Loss)	$(28,960)	$5,944	$(47,376)	$7,074

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(50,555)	$12,590
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	23,119	21,229
Deferred income taxes	(1,576)	(3,075)
Goodwill impairment	28,453	—
Impairment of long-lived assets	482	542
Share-based compensation expense	7,925	6,788
Other	686	413
Changes in working capital and other assets and liabilities:
Accounts receivable	(9,623)	(3,753)
Inventories	(30,237)	(234,018)
Prepaids and other current assets	(19,901)	(28,510)
Accounts payable	23,394	71,258
Other accrued liabilities	(1,076)	(46,638)
Other assets and liabilities	3,774	(21,037)
Net cash used in operating activities	(25,135)	(224,211)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,298)	(29,005)
Proceeds from asset sales	87	—
Net cash used in investing activities	(35,211)	(29,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	244,452	62,000
Payments on revolving credit facility	(158,405)	(27,375)
Shares repurchased related to share repurchase plan	(32,027)	(56,329)
Shares repurchased related to taxes for share-based awards	(2,205)	(3,875)
Change in overdraft balances	(2,707)	4,841
Other	—	2
Net cash provided by (used in) financing activities	49,108	(20,736)
Effect of foreign exchange rate fluctuations on cash	664	(1,634)
Net decrease in cash and cash equivalents	(10,574)	(275,586)
Cash and cash equivalents at beginning of period	47,990	320,525
Cash and cash equivalents at end of period	$37,416	$44,939
Supplemental information:
Interest paid	$3,380	$504
Income taxes paid	3,813	25,718
Cash paid for amounts included in measurement of operating lease liabilities	86,747	101,687
Operating lease assets obtained in exchange for new operating lease liabilities	84,643	41,137

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	818	14,217	294,628	348,757	(40,225)	(17,857)	600,338
Net earnings	—	—	—	7,643	—	—	7,643
Other comprehensive loss	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation expense	—	—	3,549	—	—	—	3,549
Restricted stock issuance	—	239	(239)	—	—	—	—
Shares repurchased	—	(826)	—	(44,596)	—	—	(45,422)
Restricted shares withheld for taxes	—	(72)	72	(3,875)	—	—	(3,875)
Other	—	(1)	—	—	—	—	(1)
Balance July 30, 2022	$818	$13,557	$298,010	$307,929	$(41,924)	$(17,857)	$560,533

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Other	(3)	(3)	6	(78)	—	—	(78)
Balance April 29, 2023	812	13,052	308,817	318,538	(40,737)	(17,857)	582,625
Net loss	—	—	—	(31,665)	—	—	(31,665)
Other comprehensive income	—	—	—	—	2,705	—	2,705
Share-based compensation expense	—	—	4,153	—	—	—	4,153
Restricted stock issuance	—	40	(40)	—	—	—	—
Shares repurchased	—	(1,006)	—	(21,851)	—	—	(22,857)
Restricted shares withheld for taxes	—	(72)	72	(1,756)	—	—	(1,756)
Other	—	(18)	17	(185)	—	—	(186)
Balance July 29, 2023	$812	$11,996	$313,019	$263,081	$(38,032)	$(17,857)	$533,019

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At July 29, 2023, we operated 1,375 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended July 29, 2023 and July 30, 2022, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.5 million and $3.1 million for the second quarters of Fiscal 2024 and Fiscal 2023, respectively, and $6.0 million and $5.8 million for the first six months of Fiscal 2024 and Fiscal 2023, respectively.

Retail occupancy costs recorded in selling and administrative expense were $76.4 million and $75.8 million for the second quarters of Fiscal 2024 and Fiscal 2023, respectively, and $152.8 million and $154.3 million for the first six months of Fiscal 2024 and Fiscal 2023, respectively.

Advertising Costs

Advertising costs were $28.1 million and $28.0 million for the second quarters of Fiscal 2024 and Fiscal 2023, respectively, and $51.7 million and $50.1 million for the first six months of Fiscal 2024 and Fiscal 2023, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.9 million and $3.5 million for the second quarters of Fiscal 2024 and Fiscal 2023, respectively, and $6.6 million and $6.7 million for the first six months of Fiscal 2024 and Fiscal 2023, respectively. During the first six months of each of Fiscal 2024 and Fiscal 2023, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

We do not currently have any new accounting pronouncements pending adoption.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Genesco Brands Group	Total Goodwill
Balance, January 28, 2023	$9,662	$28,461	$38,123
Impairment	—	(28,453)	(28,453)
Effect of foreign currency exchange rates	55	(8)	47
Balance, July 29, 2023	$9,717	$—	$9,717

Goodwill Valuation (Genesco Brands Group)

Due to an ongoing dispute with a Genesco Brands Group licensor regarding renewal of their current license in the normal course which has not yet been resolved and based on the requirements of ASC 350, “Intangibles - Goodwill and Other,” we identified indicators of impairment in the second quarter of Fiscal 2024. When indicators of impairment are present on an interim basis, we must assess whether it is "more likely than not" (i.e., a greater than 50% chance) that an impairment has occurred. Due to the identified indicators of impairment in the second quarter of Fiscal 2024, we determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of our Togast reporting unit. Consistent with our annual valuation, our analyses included preparing an income approach and a market approach model. These updated models utilize financial forecasts which exclude cash flows for the disputed license beyond completion of the current contract term. Based upon the results of these analyses, we concluded the goodwill attributed to Togast was fully impaired. As a result, the Company recorded a non-cash impairment charge of $28.5 million in the second quarter of Fiscal 2024.

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Jul. 29, 2023	Jan. 28, 2023	Jul. 29, 2023	Jan. 28, 2023	Jul. 29, 2023	Jan. 28, 2023	Jul. 29, 2023	Jan. 28, 2023
Gross other intangibles	$24,882	$24,077	$6,525	$6,475	$400	$400	$31,807	$30,952
Accumulated amortization	—	—	(3,455)	(3,122)	(400)	(400)	(3,855)	(3,522)
Net Other Intangibles	$24,882	$24,077	$3,070	$3,353	$—	$—	$27,952	$27,430

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Asset Impairments and Other Charges

We recorded pretax charges of $0.2 million and $0.5 million in the second quarter and first six months of Fiscal 2024, respectively, for asset impairments.

Asset impairment and other charges for the second quarter and first six months of Fiscal 2023 were not considered material.

Note 4

Inventories

Inventories

(In thousands)	July 29, 2023	January 28, 2023
Wholesale finished goods	$75,222	$84,209
Retail merchandise	415,896	373,808
Total Inventories	$491,118	$458,017

Note 5

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at July 29, 2023 and January 28, 2023 are as follows:

Fair Values
(In thousands)	July 29, 2023		January 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$123,192	$122,653	$30,000	$30,219
U.K. Revolver Borrowings	8,352	8,332	14,858	14,864
Total Long-Term Debt	$131,544	$130,985	$44,858	$45,083

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of July 29, 2023, we have $1.3 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of July 29, 2023, we have $6.1 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average number of shares - basic	11,344	12,813	11,581	12,887
Common stock equivalents	-	196	-	302
Weighted-average number of shares - diluted	11,344	13,009	11,581	13,189

Common stock equivalents of 46,000 shares and 142,000 shares are excluded for the three months and six months ended July 29, 2023, respectively, due to the loss from continuing operations for each period because to do so would be anti-dilutive.

We repurchased 1,006,295 shares during the second quarter of Fiscal 2024 at a cost of $22.9 million, or $22.71 per share, and repurchased 1,261,295 shares during the first six months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share. We have $52.1 million remaining as of July 29, 2023 under our expanded share repurchase authorization announced in June 2023. We repurchased 826,034 shares during the second quarter of Fiscal 2023 at a cost of $45.4 million, or $54.99 per share, and repurchased 928,929 shares during the first six months of Fiscal 2023 at a cost of $51.9 million, or $55.90 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which is included on the Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022, offset by a $0.4 million accrual of share repurchases in the second quarter of Fiscal 2023. During the third quarter of Fiscal 2024, through September 6, 2023, we have not repurchased any shares.

Note 7

Long-Term Debt

(In thousands)	July 29, 2023	January 28, 2023
U.S. revolver borrowings	$123,192	$30,000
U.K. revolver borrowings	8,352	14,858
Total long-term debt	131,544	44,858
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$131,544	$44,858

The revolver borrowings outstanding under the Credit Facility as of July 29, 2023 included $120.4 million U.S. revolver borrowings, $8.4 million (£6.5 million) related to Genesco (UK) Limited and $2.8 million (C$3.7 million) related to Genesco Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of July 29, 2023. Excess availability under the Credit Facility was $193.0 million at July 29, 2023.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Legal Proceedings

Environmental Matters

The Company has legacy obligations including environmental monitoring and reporting costs related to: (i) a 2016 Consent Judgment entered into with the United States Environmental Protection Agency involving the site of a knitting mill operated by a former subsidiary from 1965 to 1969 in Garden City, New York; and (ii) a 2010 Consent Decree with the Michigan Department of Natural Resources and Environment relating to our former Volunteer Leather Company facility in Whitehall, Michigan. We do not expect that future obligations related to either of these sites will have a material effect on our consolidated financial condition or results of operations.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.7 million as of July 29, 2023 and January 28, 2023 and $1.4 million accrued as of July 30, 2022. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the second quarter of Fiscal 2024 or Fiscal 2023. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 9

Commitments

As part of our Genesco Brands Group business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At July 29, 2023, the inventory owned by Samsung had a historical cost of $18.5 million. As of July 29, 2023, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information

Three Months Ended July 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$287,275	$122,799	$77,788	$35,461	$—	$523,323
Intercompany sales	—	—	(3)	(293)	—	(296)
Net sales to external customers(1)	287,275	122,799	77,785	35,168	—	523,027
Segment operating income (loss)	(14,878)	8,416	2,666	1,851	(8,055)	(10,000)
Goodwill impairment(2)	—	—	—	—	28,453	28,453
Asset impairments and other(3)	—	—	—	—	174	174
Operating income (loss)	(14,878)	8,416	2,666	1,851	(36,682)	(38,627)
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense, net	—	—	—	—	2,383	2,383
Earnings (loss) from continuing operations before income taxes	$(14,878)	$8,416	$2,666	$1,851	$(39,213)	$(41,158)
Total assets (4)	$769,844	$218,913	$187,379	$56,977	$261,646	$1,494,759
Depreciation and amortization	7,810	1,624	1,137	201	1,061	11,833
Capital expenditures	11,193	3,845	2,097	623	305	18,063

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 77% and 23%, respectively, of our net sales in the second quarter of Fiscal 2024.

(2) Goodwill impairment of $28.5 million is related to Genesco Brands Group.

(3) Asset impairments and other includes a $0.2 million charge for asset impairments in Journeys Group.

(4) Of our $720.8 million of long-lived assets, $94.4 million and $14.7 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended July 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$321,332	$101,518	$74,818	$37,881	$—	$535,549
Intercompany sales	—	—	—	(217)	—	(217)
Net sales to external customers(1)	321,332	101,518	74,818	37,664	—	535,332
Segment operating income (loss)	9,222	2,094	3,212	685	(6,002)	9,211
Asset impairments and other (2)	—	—	—	—	129	129
Operating income (loss)	9,222	2,094	3,212	685	(6,131)	9,082
Other components of net periodic benefit cost	—	—	—	—	50	50
Interest expense, net	—	—	—	—	405	405
Earnings (loss) from continuing operations before income taxes	$9,222	$2,094	$3,212	$685	$(6,586)	$8,627
Total assets (3)	$811,860	$201,859	$170,713	$74,561	$240,727	$1,499,720
Depreciation and amortization	6,973	1,532	1,057	217	899	10,678
Capital expenditures	4,333	1,755	1,903	384	5,233	13,608

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 81% and 19%, respectively, of our net sales for the second quarter of Fiscal 2023.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments included in Genesco Brands Group.

(3) Of our $712.2 million of long-lived assets, $93.7 million and $21.5 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10

Business Segment Information, Continued

Six Months Ended July 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$559,465	$215,904	$160,418	$71,325	$—	$1,007,112
Intercompany sales	—	—	(6)	(747)	—	(753)
Net sales to external customers(1)	559,465	215,904	160,412	70,578	—	1,006,359
Segment operating income (loss)	(33,240)	6,626	7,472	1,819	(15,366)	(32,689)
Goodwill impairment(2)	-	-	-	-	28,453	28,453
Asset impairments and other(3)	—	—	—	—	482	482
Operating income (loss)	(33,240)	6,626	7,472	1,819	(44,301)	(61,624)
Other components of net periodic benefit cost	—	—	—	—	240	240
Interest expense, net	—	—	—	—	4,034	4,034
Earnings (loss) from continuing operations before income taxes	$(33,240)	$6,626	$7,472	$1,819	$(48,575)	$(65,898)
Depreciation and amortization	$15,157	$3,185	$2,257	$404	$2,116	$23,119
Capital expenditures	24,212	5,996	3,302	1,078	710	35,298

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales in the first six months of Fiscal 2024.

(2) Goodwill impairment of $28.5 million is related to Genesco Brands Group.

(3) Asset impairments and other includes a $0.5 million charge for asset impairments in Journeys Group.

Six Months Ended July 30, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$635,777	$189,677	$145,834	$85,781	$—	$1,057,069
Intercompany sales	—	—	—	(989)	—	(989)
Net sales to external customers(1)	635,777	189,677	145,834	84,792	—	$1,056,080
Segment operating income (loss)	24,152	(652)	3,762	4,478	(14,566)	$17,174
Asset impairments and other(2)	—	—	—	—	(154)	(154)
Operating income (loss)	24,152	(652)	3,762	4,478	(14,412)	17,328
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense	—	—	—	—	702	702
Earnings (loss) from continuing operations before income taxes	$24,152	$(652)	$3,762	$4,478	$(15,262)	$16,478
Depreciation and amortization	$14,211	$3,122	$2,179	$478	$1,239	$21,229
Capital expenditures	10,901	3,873	3,809	663	9,759	29,005

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 82% and 18%, respectively, of our net sales for the first six months of Fiscal 2023.

(2) Asset impairments and other includes a $0.5 million charge for asset impairments, which includes $0.2 million in Journeys Group, $0.2 million in Schuh Group and $0.1 million in Genesco Brands Group, partially offset by a $0.7 million gain on the termination of the pension plan.

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

Summary of Results of Operations

Our net sales decreased 2.3% to $523.0 million in the second quarter of Fiscal 2024 compared to $535.3 million in the second quarter of Fiscal 2023. The sales decrease compared to last year's second quarter was driven by decreased store sales in Journeys Group and decreased wholesale sales, partially offset by a 14% increase in comparable e-commerce sales and strong store performance at Schuh and Johnston & Murphy and a $3.1 million favorable impact in sales due to changes in foreign exchange rates. Journeys Group sales decreased 11% and Genesco Brands Group sales decreased 7% while Schuh Group sales increased 21% and Johnston & Murphy Group sales increased 4% for the second quarter of Fiscal 2024 compared to the second quarter of Fiscal 2023. Schuh's sales increased 17% on a local currency basis for the second quarter of Fiscal 2024. Total comparable sales decreased 2% for the second quarter of Fiscal 2024, with same store sales down 6% and comparable direct sales up 14%.

Gross margin decreased 1.9% to $249.5 million in the second quarter of Fiscal 2024 from $254.3 million in the second quarter of Fiscal 2023 but increased as a percentage of net sales from 47.5% to 47.7%, reflecting increased gross margin as a percentage of net sales in all of our operating business units except Journeys Group. The overall increase in gross margin as a percentage of net sales reflects an elevated product mix and assortment and reduced duties as a result of opening an Ireland based distribution center at Schuh, decreased air freight at Johnston & Murphy and supply chain efficiencies at Genesco Brands, partially offset by increased markdowns at Journeys.

Selling and administrative expenses in the second quarter of Fiscal 2024 increased 5.9% and increased as a percentage of net sales from 45.8% to 49.6%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Schuh Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses as a result of decreased revenue in the second quarter of Fiscal 2024. The increase in expense was primarily related to a prior year reversal of performance-based compensation expense, along with increased compensation expense and higher IT expenses to drive technology initiatives in the second quarter of Fiscal 2024.

Operating margin was (7.4%) in the second quarter of Fiscal 2024 compared to 1.7% in the second quarter of Fiscal 2023 reflecting decreased operating margin in Journeys Group and Johnston & Murphy Group, partially offset by improved operating margin in Schuh Group and Genesco Brands Group. The decrease in operating margin for the second quarter this year compared to the second quarter last year was impacted by decreased net sales and increased expenses as percentage of net sales. In addition, operating margin for the second quarter of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million.

Due to an ongoing dispute with a Genesco Brands Group licensor regarding renewal of their current license in the normal course which has not yet been resolved and based on the requirements of ASC 350, we identified indicators of impairment in the second quarter of Fiscal 2024. When indicators of impairment are present on an interim basis, we must assess whether it is "more likely than not" (i.e., a greater than 50% chance) that an impairment has occurred. Due to the identified indicators of impairment in the second quarter of Fiscal 2024, we determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of our Togast reporting unit. Based upon the results of these analyses, we concluded the goodwill attributed to Togast was fully impaired and recorded a non-cash impairment charge of $28.5 million for the second quarter of Fiscal 2024.

The effective income tax rate increased from 11.3% in the second quarter of Fiscal 2023 to 23.1% in the second quarter of Fiscal 2024. Diluted loss per share from continuing operations was $2.79 per share in the second quarter of Fiscal 2024 compared to diluted earnings per share from continuing operations of $0.59 per share in the second quarter of Fiscal 2023.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have disclosed comparable sales for the second quarter and first six months of Fiscal 2024 and the second quarter of Fiscal 2023 but did not disclose comparable sales for the first six months of Fiscal 2023 due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022. We believe that overall sales is a more meaningful metric during the first six months of Fiscal 2023.

Results of Operations – Second Quarter of Fiscal 2024 Compared to Second Quarter of Fiscal 2023

Our net sales decreased 2.3% to $523.0 million in the second quarter of Fiscal 2024 compared to $535.3 million in the second quarter of Fiscal 2023. The sales decrease compared to last year's second quarter was driven by decreased store sales in Journeys Group and decreased wholesale sales, partially offset by a 14% increase in comparable e-commerce sales and strong store performance at Schuh and Johnston & Murphy and a $3.1 million favorable impact in sales due to changes in foreign exchange rates. Journeys Group sales decreased 11% and Genesco Brands Group sales decreased 7% while Schuh Group sales increased 21% and Johnston & Murphy Group sales increased 4% for the second quarter of Fiscal 2024 compared to the second quarter of Fiscal 2023. Schuh's sales increased 17% on a local currency basis for the second quarter of Fiscal 2024. Total comparable sales decreased 2% for the second quarter of Fiscal 2024, with same store sales down 6% and comparable direct sales up 14%.

Gross margin decreased 1.9% to $249.5 million in the second quarter of Fiscal 2024 from $254.3 million in the second quarter of Fiscal 2023 but increased as a percentage of net sales from 47.5% to 47.7%, reflecting increased gross margin as a percentage of net sales in all of our operating business units except Journeys Group. The overall increase in gross margin as a percentage of net sales reflects an elevated product mix and assortment and reduced duties as a result of opening an Ireland based distribution center at Schuh, decreased air freight at Johnston & Murphy and supply chain efficiencies at Genesco Brands, partially offset by increased markdowns at Journeys.

Selling and administrative expenses in the second quarter of Fiscal 2024 increased 5.9% and increased as a percentage of net sales from 45.8% to 49.6%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Schuh Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses as a result of decreased revenue in the second quarter of Fiscal 2024. The increase in expense was primarily related to a prior year reversal of performance-based compensation expense, along with increased compensation expense and higher IT expenses to drive technology initiatives in the second quarter of Fiscal 2024. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss from continuing operations before income taxes (“pretax loss”) for the second quarter of Fiscal 2024 was $41.2 million compared to earnings from continuing operations before income taxes ("pretax earnings") of $8.6 million for the second quarter of Fiscal 2023. The pretax loss for the second quarter of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.2 million for asset impairments. Pretax earnings for the second quarter of Fiscal 2023 included an asset impairment and other charge of $0.1 million for asset impairments.

We recorded an effective income tax rate of 23.1% and 11.3% in the second quarter of Fiscal 2024 and Fiscal 2023, respectively. The higher tax rate for the second quarter this year compared to the second quarter last year reflects that our earnings in certain foreign jurisdictions are no longer offset by a valuation allowance and the tax impact of restricted stock vesting.

The net loss in the second quarter of Fiscal 2024 was $31.7 million, or $2.79 diluted loss per share, compared to net earnings in the second quarter of Fiscal 2023 of $7.6 million, or $0.59 diluted earnings per share.

Journeys Group

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$287,275	$321,332	(10.6)%
Operating income (loss)	$(14,878)	$9,222	NM
Operating margin	(5.2)%	2.9%

Net sales from Journeys Group decreased 10.6% to $287.3 million in the second quarter of Fiscal 2024, compared to $321.3 million in the second quarter of Fiscal 2023 primarily due to a total comparable sales decrease of 11% driven by decreased store sales, partially offset by increased digital sales, and a 2% decrease in the average number of stores in the second quarter this year. We believe the Journeys consumer, already pressured by inflation, has chosen to conserve discretionary spending and primarily shop when the consumer has a specific item to purchase, continuing to trade down to lower price points and take advantage of the abundance of discounted athletic product elsewhere in the market. We did see the magnitude of store channel traffic and sales decline improve in the second quarter this year versus the first quarter this year along with an acceleration in the e-commerce business. We continue to work diligently with our brands to reposition our product assortment at Journeys to meet the customer's appetite for newness. We expect to close approximately 100 Journeys stores in Fiscal 2024. In addition, we continue to conduct a holistic review of our cost structure. We expect to realize significant cost savings from our Journeys Group in Fiscal 2024 and Fiscal 2025. Journeys Group operated 1,095 stores at the end of the second quarter of Fiscal 2024, including 229 Journeys Kidz stores, 41 Journeys stores in Canada and 34 Little Burgundy stores in Canada, compared to 1,131 stores at the end of the second quarter of last year, including 230 Journeys Kidz stores, 46 Journeys stores in Canada and 36 Little Burgundy stores in Canada.

Journeys Group had an operating loss of $14.9 million in the second quarter of Fiscal 2024 compared to operating income of $9.2 million in the second quarter of Fiscal 2023. The $24.1 million decrease in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, performance-based compensation, resulting from last year's reversal of performance-based compensation expense, selling salaries and compensation expense as a result of the decreased revenue in the second quarter of Fiscal 2024.

Schuh Group

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$122,799	$101,518	21.0%
Operating income	$8,416	$2,094	301.9%
Operating margin	6.9%	2.1%

Net sales from Schuh Group increased 21.0% to $122.8 million in the second quarter of Fiscal 2024 compared to $101.5 million in the second quarter of Fiscal 2023, primarily due to increased total comparable sales of 17% driven by increased store sales and e-commerce sales and a favorable impact of $4.1 million in sales due to changes in foreign exchange rates. The strength of the Schuh business is broad based across stores and digital, with an increase in both store and web traffic and increased average selling prices. In addition, Schuh Group's digital business is almost 40% of its sales in the second quarter of Fiscal 2024. Schuh's sales increased 17% on a local currency basis for the second quarter of Fiscal 2024. Schuh Group operated 124 stores at the end of the second quarter of Fiscal 2024, compared to 122 stores at the end of the second quarter of Fiscal 2023.

Schuh Group's operating income of $8.4 million in the second quarter of Fiscal 2024 increased over three times the operating income of $2.1 million in the second quarter of Fiscal 2023. The $6.3 million improvement compared to last year in Schuh Group reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting an elevated product mix and assortment and reduced duties as a result of opening an Ireland based distribution center and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased occupancy and marketing expenses, while selling salaries remained flat for the quarter. In addition, operating income included a favorable impact of $0.3 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$77,785	$74,818	4.0%
Operating income	$2,666	$3,212	(17.0)%
Operating margin	3.4%	4.3%

Johnston & Murphy Group net sales increased 4.0% to $77.8 million for the second quarter of Fiscal 2024 from $74.8 million for the second quarter of Fiscal 2023, primarily due to a 12% increase in comparable sales, with increases in both store sales and e-commerce sales, partially offset by decreased wholesale sales. Johnston & Murphy has repositioned the brand to offer more casual and comfortable footwear and apparel, and it continues to resonate well with its consumers. Johnston & Murphy Group delivered record second quarter sales in Fiscal 2024 and double-digit comparable sales gains for the fifth consecutive quarter. Retail operations accounted for 81.2% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2024, up from 75.4% in the second quarter of Fiscal 2023. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2024 was 156 stores, including six stores in Canada, compared to 159 stores, including six stores in Canada, at the end of the second quarter of Fiscal 2023.

Johnston & Murphy Group operating income of $2.7 million for the second quarter of Fiscal 2024 decreased 17% compared to $3.2 million in the second quarter of Fiscal 2023. The decrease was primarily due to increased selling and administrative expenses as a percentage of sales reflecting deleverage of expenses, especially increased occupancy expense, compensation expense and selling salaries, partially offset by decreased performance-based compensation expense. Gross margin as a percentage of net sales increased in the second quarter of Fiscal 2024 reflecting a decrease in air freight, partially offset by increased retail markdowns compared to the second quarter of Fiscal 2023.

Genesco Brands Group

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$35,168	$37,664	(6.6)%
Operating income	$1,851	$685	170.2%
Operating margin	5.3%	1.8%

Genesco Brands' net sales decreased 6.6% to $35.2 million for the second quarter of Fiscal 2024 from $37.7 million for the second quarter of Fiscal 2023 primarily due to higher sell-in in the prior year as retailers were replenishing inventory due to supply chain constraints.

Genesco Brands' operating income increased to $1.9 million in the second quarter of Fiscal 2024 compared to $0.7 million in the second quarter of Fiscal 2023. The $1.2 million increase in operating income was primarily due to increased gross margin as a percentage of net sales reflecting supply chain efficiencies and changes in product mix. Selling and administrative expenses increased as a percentage of net sales in the second quarter of Fiscal 2024 reflecting increased compensation and credit card expenses, partially offset by decreased shipping and warehouse expense. We have a license agreement with Levi Strauss & Co. (“LS&Co.”) (the “License Agreement”) for use of certain Levi’s brand trademarks on footwear through November 30, 2024 (the “Initial Term”) with a possible renewal term through November 30, 2028, or the option by LS&Co. to terminate the License Agreement after the Initial Term and make a buyout payment pursuant to the terms of the License Agreement. LS&Co. is taking the position that it does not intend to renew the License Agreement past November 30, 2024 or make the buyout payment. We are disputing LS&Co.’s refusal to renew or to make the buyout payment but can provide no assurances about the outcome of this dispute, which is currently unknown.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2024 was $36.7 million compared to $6.1 million for the second quarter of Fiscal 2023. Corporate expense in the second quarter of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.2 million charge in asset impairment and other charges for asset impairments. Corporate expense in the second quarter of Fiscal 2023 included a $0.1 million charge in asset impairment and other charges for asset impairments. The corporate expense increase, excluding the goodwill impairment and asset impairment and other charges, primarily reflects increased insurance expense and performance-based compensation expense due to the reversal of performance-based compensation expense in the second quarter last year.

Net interest expense increased $2.0 million to $2.4 million in the second quarter of Fiscal 2024 compared to net interest expense of $0.4 million in the second quarter of Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates in the second quarter this year compared to the second quarter last year.

Results of Operations – Six Months of Fiscal 2024 Compared to Six Months of Fiscal 2023

Our net sales decreased 4.7% to $1.006 billion in the first six months of Fiscal 2024 compared to $1.056 billion in the first six months of Fiscal 2023. The sales decrease compared to last year's first six months was driven by decreased store sales in Journeys Group, decreased wholesale sales and an unfavorable impact of $5.2 million in sales due to changes in foreign exchange rates, partially offset by an 11% increase in comparable e-commerce sales and strong store performance at Schuh and Johnston & Murphy. Journeys Group sales decreased 12% and Genesco Brands Group sales decreased 17%, or an aggregate of $14.2 million, while Schuh Group sales increased 14% and Johnston & Murphy Group sales increased 10% for the first six months of Fiscal 2024 compared to the first six months of Fiscal 2023. Schuh's sales increased 15% on a local currency basis for the first six months of Fiscal 2024. Total comparable sales decreased 4% for the first six months of Fiscal 2024, with same store sales down 7% and comparable direct sales up 11%.

Gross margin decreased 5.4% to $478.3 million in the first six months of Fiscal 2024 from $505.8 million in the first six months of Fiscal 2023 and decreased as a percentage of net sales from 47.9% to 47.5%, reflecting decreased gross margin as a percentage of net sales in Journeys Group and an increase in gross margin as a percentage of net sales in all of our other operating business units. The overall decrease in gross margin as a percentage of net sales reflects increased markdowns at Journeys, partially offset by an elevated product mix and assortment at Schuh and decreased air freight at Johnston & Murphy.

Selling and administrative expenses in the first six months of Fiscal 2024 increased 4.6% and increased as a percentage of net sales from 46.3% to 50.8%, reflecting increased expenses as a percentage of net sales at Journeys Group and Genesco Brands Group and decreased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially compensation expense, selling salaries, occupancy expense and performance-based compensation expense, as prior year results included a reversal of performance-based compensation, as a result of decreased revenue in the first six months of Fiscal 2024. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the first six months of Fiscal 2024 was $65.9 million compared to pretax earnings of $16.5 million for the first six months of Fiscal 2023. The pretax loss for the first six months of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.5 million for asset impairments. Pretax earnings for the first six months of Fiscal 2023 included an asset impairment and other gain of $0.2 million for a $0.7 million gain on the termination of the pension plan, partially offset by $0.5 million in asset impairments.

We recorded an effective income tax rate of 23.4% in both the first six months of Fiscal 2024 and Fiscal 2023.

The net loss in the first six months of Fiscal 2024 was $50.6 million, or $4.37 diluted loss per share, compared to net earnings in the first six months of Fiscal 2023 of $12.6 million, or $0.95 diluted earnings per share.

Journeys Group

	Six Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$559,465	$635,777	(12.0)%
Operating income (loss)	$(33,240)	$24,152	NM
Operating margin	(5.9)%	3.8%

Net sales from Journeys Group decreased 12.0% to $559.5 million in the first six months of Fiscal 2024, compared to $635.8 million in the first six months of Fiscal 2023 primarily due to a total comparable sales decrease of 12% driven by decreased store sales, partially offset by increased digital sales, and a 1% decrease in the average number of stores in the first six months this year. We believe the Journeys consumer, already pressured by inflation, has chosen to conserve discretionary spending and primarily shop when the consumer has a specific item to purchase, continuing to trade down to lower price points and take advantage of the abundance of discounted athletic product elsewhere in the market. We continue to work diligently with our brands to reposition our product assortment at Journeys to meet the customer's appetite for newness.

Journeys Group had an operating loss of $33.2 million in the first six months of Fiscal 2024 compared to operating income of $24.2 million in the first six months of Fiscal 2023. The $57.4 million decrease in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased markdowns and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, selling salaries and compensation expense as a result of the decreased revenue in the first six months of Fiscal 2024, along with increased performance-based compensation expense in the second quarter this year as a result of last year's reversal of performance-based compensation expense.

Schuh Group

	Six Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$215,904	$189,677	13.8%
Operating income (loss)	$6,626	$(652)	NM
Operating margin	3.1%	(0.3)%

Net sales from Schuh Group increased 13.8% to $215.9 million in the first six months of Fiscal 2024 compared to $189.7 million in the first six months of Fiscal 2023, primarily due to increased total comparable sales of 15% driven by increased store sales and e-commerce sales, partially offset by an unfavorable impact of $2.7 million in sales due to changes in foreign exchange rates. Schuh's sales increased 15% on a local currency basis for the first six months of Fiscal 2024.

Schuh Group's operating income of $6.6 million in the first six months of Fiscal 2024 increased $7.3 million over an operating loss of $0.7 million in the first six months of Fiscal 2023. The $7.3 million improvement compared to last year in Schuh Group reflects (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting an elevated product mix and assortment and reduced duties as a result of opening an Ireland based distribution center as well as reduced shipping and warehouse costs and (iii) decreased selling and administrative expenses as a percentage of net sales reflecting decreased occupancy and marketing expenses, partially offset by increased selling salaries. In addition, operating income included a favorable impact of $0.5 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Six Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$160,412	$145,834	10.0%
Operating income	$7,472	$3,762	98.6%
Operating margin	4.7%	2.6%

Johnston & Murphy Group net sales increased 10.0% to $160.4 million for the first six months of Fiscal 2024 from $145.8 million for the first six months of Fiscal 2023, primarily due to a 15% increase in comparable sales, with increases in both store sales and e-commerce sales, partially offset by decreased wholesale sales. Johnston & Murphy has repositioned the brand to offer more casual and comfortable footwear and apparel, and it continues to resonate well with its consumers. Retail operations accounted for 77.0% of Johnston & Murphy Group's sales in the first six months of Fiscal 2024, up from 73.0% in the first six months of Fiscal 2023.

Johnston & Murphy Group operating income of $7.5 million for the first six months of Fiscal 2024 increased 98.6% compared to $3.8 million in the first six months of Fiscal 2023. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting a decrease in air freight, partially offset by increased retail markdowns and warehouse costs and (iii) decreased selling and administrative expenses reflecting greater leverage of expenses as a result of revenue growth, especially occupancy expense and freight expense, partially offset by increased compensation expense and performance-based compensation expense.

Genesco Brands Group

	Six Months Ended
	July 29, 2023	July 30, 2022	% Change
	(dollars in thousands)
Net sales	$70,578	$84,792	(16.8)%
Operating income	$1,819	$4,478	(59.4)%
Operating margin	2.6%	5.3%

Genesco Brands' net sales decreased 16.8% to $70.6 million for the first six months of Fiscal 2024 from $84.8 million for the first six months of Fiscal 2023 primarily due to higher sell-in in the prior year as retailers were replenishing inventory due to supply chain constraints.

Genesco Brands' operating income decreased 59.4% to $1.8 million in the first six months of Fiscal 2024 compared to $4.5 million in the first six months of Fiscal 2023. The decrease in operating income was primarily due to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales in the first six months of Fiscal 2024 reflecting deleverage of expenses as a result of decreased revenue in the first six months of Fiscal 2024. Gross margin increased as a percentage of net sales for the first six months of Fiscal 2024 reflecting changes in product mix.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2024 was $44.3 million compared to $14.4 million for the first six months of Fiscal 2023. Corporate expense in the first six months of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.5 million charge in asset impairment and other charges for asset impairments. Corporate expense in the first six months of Fiscal 2023 included a $0.2 million gain in asset impairment and other charges for a gain on the termination of the pension plan, partially offset by asset impairments. The corporate expense increase in the first six months this year, excluding the goodwill impairment and asset impairment and other charges, primarily reflects increased compensation expense, performance-based compensation expense, as a result of last year's reversal of compensation expense and insurance expense, partially offset by duplicate rent expense and moving costs incurred in the prior year.

Net interest expense increased $3.3 million to $4.0 million in the first six months of Fiscal 2024 compared to net interest expense of $0.7 million in the first six months of Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates in the first six months this year compared to the first six months last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
Cash flow changes:	July 29, 2023	July 30, 2022	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(25,135)	$(224,211)	$199,076
Net cash used in investing activities	(35,211)	(29,005)	(6,206)
Net cash provided by (used in) financing activities	49,108	(20,736)	69,844
Effect of foreign exchange rate fluctuations on cash	664	(1,634)	2,298
Net decrease in cash and cash equivalents	$(10,574)	$(275,586)	$265,012

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $199.1 million lower in the first six months of Fiscal 2024 compared to the first six months of Fiscal 2023, reflecting primarily the following factors:

•
a $203.8 million increase in cash flow from changes in inventory, primarily reflecting the re-inventorying of our operating business units in the first six months last year due to the supply chain disruptions in Fiscal 2023 compared to a much smaller increase in inventory, primarily retail inventory, in the first six months this year;
•
a $45.6 million increase in cash flow from changes in other accrued liabilities, primarily reflecting a significantly lower payment of Fiscal 2023 performance-based compensation accruals in the first six months of Fiscal 2024 compared to the first six months of Fiscal 2023; partially offset by
•
a $47.9 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first six months of Fiscal 2024 and the decrease in inventory growth year over year; and
•
a $63.1 million decrease in net earnings.

Cash used in investing activities was $6.2 million higher for the first six months of Fiscal 2024 as compared to the first six months of Fiscal 2023 reflecting increased capital expenditures primarily related to investments in retail stores and omni-channel, partially offset by decreased capital expenditures related to the new corporate headquarters building.

Cash provided by financing activities was $69.8 million higher in the first six months of Fiscal 2024 as compared to the first six months of Fiscal 2023 reflecting increased borrowings and decreased share repurchases this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.

As of July 29, 2023, we have borrowed $120.4 million U.S. revolver borrowings, $8.4 million (£6.5 million) related to Genesco (UK) Limited and $2.8 million (C$3.7 million) related to Genesco Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of July 29, 2023.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2024 and the foreseeable future.

In light of current store traffic trends and general consumer uncertainty we have identified approximately 100 Journeys stores for closure in Fiscal 2024 and continue our efforts in making occupancy costs more variable. In addition, we continue to conduct a holistic review of our cost structure. We expect to realize significant cost savings in Fiscal 2024 and Fiscal 2025. We expect that a significant portion of these savings will be realized by our Journeys Group.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of July 29, 2023.

Contractual Obligations

Our contractual obligations at July 29, 2023 increased 2% compared to January 28, 2023, primarily due to increased long-term debt, partially offset by decreased lease obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2024 are expected to be approximately $50 million to $55 million of which approximately 57% is for new stores and remodels and 43% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2023 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 1,006,295 shares during the second quarter of Fiscal 2024 at a cost of $22.9 million, or $22.71 per share, and repurchased 1,261,295 shares during the first six months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share. We have $52.1 million remaining as of July 29, 2023 under our expanded share repurchase authorization announced in June 2023. We repurchased 826,034 shares during the second quarter of Fiscal 2023 at a cost of $45.4 million, or $54.99 per share, and repurchased 928,929 shares during the first six months of Fiscal 2023 at a cost of $51.9 million, or $55.90 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which is included on the Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022, offset by a $0.4 million accrual of share repurchases in the second quarter of Fiscal 2023. During the third quarter of Fiscal 2024, through September 6, 2023, we have not repurchased any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 8, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2024 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of July 29, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 8, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 28, 2023, which could materially affect our business, financial condition or future results. The risks described in this report, and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2023
4-30-23 to 5-27-23(1)	—	$—	—	$24,966

June 2023
5-28-23 to 6-24-23(1)	676,295	$21.41	676,295	$10,488

July 2023
6-25-23 to 7-29-23 (1)	330,000	$25.39	330,000	$52,109
6-25-23 to 7-29-23 (2)	71,914	$24.42	—	—
Total	1,078,209	$22.83	1,006,295	$52,109

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in February 2022. In June 2023, the Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 5. Other Information

(c) During the second quarter of Fiscal 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) of Regulation S-K).

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

Date: September 7, 2023