Form 10-Q
period 2023-10-28
GENESCO INC
filed 2023-12-07
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended October 28, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 24, 2023, there were 11,489,017 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events; the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war, and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; store closures and effects on the business as a result of civil disturbances; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to make our occupancy costs more variable, realize any anticipated tax benefits in both the amount and timeframe anticipated, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations, disputes and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	October 28, 2023	January 28, 2023	October 29, 2022
Current Assets:
Cash and cash equivalents	$21,691	$47,990	$32,113
Accounts receivable, net of allowances of $4,836 at October 28, 2023,
$3,710 at January 28, 2023 and $5,910 at October 29, 2022	56,934	40,818	48,670
Inventories	516,735	458,017	563,490
Prepaids and other current assets	43,350	25,844	37,575
Total current assets	638,710	572,669	681,848
Property and equipment, net	245,009	233,733	221,207
Operating lease right of use assets	459,524	470,991	483,403
Non-current prepaid income taxes	55,632	54,111	52,319
Goodwill	9,283	38,123	37,903
Other intangibles	26,442	27,430	26,208
Deferred income taxes	33,163	28,563	12,168
Other noncurrent assets	25,168	30,806	21,937
Total Assets	1,492,931	1,456,426	1,536,993
Liabilities and Equity
Current Liabilities:
Accounts payable	186,683	144,998	223,404
Current portion - long-term debt	—	—	3,484
Current portion - operating lease liabilities	134,850	134,458	136,294
Other accrued liabilities	75,631	81,327	82,193
Total current liabilities	397,164	360,783	445,375
Long-term debt	128,163	44,858	85,904
Long-term operating lease liabilities	387,347	401,113	413,096
Other long-term liabilities	43,299	42,706	33,275
Total liabilities	955,973	849,460	977,650
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	812	815	817
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,991	13,089	13,101
Additional paid-in capital	316,206	305,260	301,692
Retained earnings	269,576	346,870	307,921
Accumulated other comprehensive loss	(43,770)	(41,211)	(46,331)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	536,958	606,966	559,343
Total Liabilities and Equity	$1,492,931	$1,456,426	$1,536,993

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$579,315	$603,788	$1,585,674	$1,659,868
Cost of sales	300,890	309,981	828,921	860,303
Gross margin	278,425	293,807	756,753	799,565
Selling and administrative expenses	267,474	267,734	778,491	756,318
Goodwill impairment	—	—	28,453	—
Asset impairments and other, net	99	—	581	(154)
Operating income (loss)	10,852	26,073	(50,772)	43,401
Other components of net periodic benefit cost	148	50	388	198
Interest expense, net	2,207	906	6,241	1,608
Earnings (loss) from continuing operations before income taxes	8,497	25,117	(57,401)	41,595
Income tax expense (benefit)	1,908	4,693	(13,483)	8,551
Earnings (loss) from continuing operations	6,589	20,424	(43,918)	33,044
Loss from discontinued operations, net of tax	(50)	(48)	(98)	(78)
Net Earnings (Loss)	$6,539	$20,376	$(44,016)	$32,966

Basic earnings (loss) per common share:
Continuing operations	$0.60	$1.68	$(3.87)	$2.61
Discontinued operations	0.00	0.00	(0.01)	0.00
Net earnings (loss)	$0.60	$1.68	$(3.88)	$2.61

Diluted earnings (loss) per common share:
Continuing operations	$0.60	$1.66	$(3.87)	$2.56
Discontinued operations	0.00	(0.01)	(0.01)	0.00
Net earnings (loss)	$0.60	$1.65	$(3.88)	$2.56

Weighted average shares outstanding:
Basic	10,898	12,138	11,353	12,637
Diluted	10,972	12,326	11,353	12,901

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings (loss)	$6,539	$20,376	$(44,016)	$32,966
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	62	13	153	76
Foreign currency translation adjustments	(5,800)	(4,420)	(2,712)	(9,999)
Total other comprehensive loss	(5,738)	(4,407)	(2,559)	(9,923)
Comprehensive Income (Loss)	$801	$15,969	$(46,575)	$23,043

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(44,016)	$32,966
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	35,449	31,901
Deferred income taxes	(3,929)	(10,728)
Goodwill impairment	28,453	—
Impairment of long-lived assets	581	542
Share-based compensation expense	11,107	10,464
Other	1,225	999
Changes in working capital and other assets and liabilities:
Accounts receivable	(16,958)	(10,224)
Inventories	(61,086)	(293,904)
Prepaids and other current assets	(17,718)	33,133
Accounts payable	44,551	70,312
Other accrued liabilities	(3,454)	(45,194)
Other assets and liabilities	2,255	(64,237)
Net cash used in operating activities	(23,540)	(243,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,738)	(39,845)
Proceeds from asset sales	87	—
Net cash used in investing activities	(49,651)	(39,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	365,416	212,086
Payments on revolving credit facility	(282,083)	(136,375)
Shares repurchased related to share repurchase plan	(32,027)	(77,470)
Shares repurchased related to taxes for share-based awards	(2,249)	(3,942)
Change in overdraft balances	(1,847)	4,052
Other	(12)	2
Net cash provided by (used in) financing activities	47,198	(1,647)
Effect of foreign exchange rate fluctuations on cash	(306)	(2,950)
Net decrease in cash and cash equivalents	(26,299)	(288,412)
Cash and cash equivalents at beginning of period	47,990	320,525
Cash and cash equivalents at end of period	$21,691	$32,113
Supplemental information:
Interest paid	$5,711	$1,276
Income taxes paid	5,487	33,941
Cash paid for amounts included in measurement of operating lease liabilities	130,468	135,116
Operating lease assets obtained in exchange for new operating lease liabilities	111,105	71,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	4,947	—	—	4,947
Other comprehensive loss	—	—	—	—	(3,817)	—	(3,817)
Share-based compensation expense	—	—	3,239	—	—	—	3,239
Restricted stock issuance	—	78	(78)	—	—	—	—
Shares repurchased	—	(104)	—	(6,396)	—	—	(6,500)
Other	(9)	(13)	23	—	—	—	1
Balance April 30, 2022	818	14,217	294,628	348,757	(40,225)	(17,857)	600,338
Net earnings	—	—	—	7,643	—	—	7,643
Other comprehensive loss	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation expense	—	—	3,549	—	—	—	3,549
Restricted stock issuance	—	239	(239)	—	—	—	—
Shares repurchased	—	(826)	—	(44,596)	—	—	(45,422)
Restricted shares withheld for taxes	—	(72)	72	(3,875)	—	—	(3,875)
Other	—	(1)	—	—	—	—	(1)
Balance July 30, 2022	$818	$13,557	$298,010	$307,929	$(41,924)	$(17,857)	$560,533
Net earnings	—	—	—	20,376	—	—	20,376
Other comprehensive loss	—	—	—	—	(4,407)	—	(4,407)
Share-based compensation expense	—	—	3,676	—	—	—	3,676
Restricted shares withheld for taxes	—	(2)	2	(67)	—	—	(67)
Shares repurchased	—	(451)	—	(20,317)	—	—	(20,768)
Other	(1)	(3)	4	—	—	—	—
Balance October 29, 2022	$817	$13,101	$301,692	$307,921	$(46,331)	$(17,857)	$559,343

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Other	(3)	(3)	6	(78)	—	—	(78)
Balance April 29, 2023	812	13,052	308,817	318,538	(40,737)	(17,857)	582,625
Net loss	—	—	—	(31,665)	—	—	(31,665)
Other comprehensive income	—	—	—	—	2,705	—	2,705
Share-based compensation expense	—	—	4,153	—	—	—	4,153
Restricted stock issuance	—	40	(40)	—	—	—	—
Shares repurchased	—	(1,006)	—	(21,851)	—	—	(22,857)
Restricted shares withheld for taxes	—	(72)	72	(1,756)	—	—	(1,756)
Other	—	(18)	17	(185)	—	—	(186)
Balance July 29, 2023	$812	$11,996	$313,019	$263,081	$(38,032)	$(17,857)	$533,019
Net earnings	—	—	—	6,539	—	—	6,539
Other comprehensive loss	—	—	—	—	(5,738)	—	(5,738)
Share-based compensation expense	—	—	3,182	—	—	—	3,182
Restricted shares withheld for taxes	—	(1)	1	(44)	—	—	(44)
Other	—	(4)	4	—	—	—	—
Balance October 28, 2023	$812	$11,991	$316,206	$269,576	$(43,770)	$(17,857)	$536,958

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com as well as catalogs. We also source, design, market and distribute footwear and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At October 28, 2023, we operated 1,360 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and nine months ended October 28, 2023 and October 29, 2022, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $3.1 million and $3.7 million for the third quarters of Fiscal 2024 and Fiscal 2023, respectively, and $9.1 million and $9.5 million for the first nine months of Fiscal 2024 and Fiscal 2023, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $75.5 million and $77.5 million for the third quarters of Fiscal 2024 and Fiscal 2023, respectively, and $228.3 million and $231.8 million for the first nine months of Fiscal 2024 and Fiscal 2023, respectively.

Advertising Costs

Advertising costs were $33.6 million and $31.3 million for the third quarters of Fiscal 2024 and Fiscal 2023, respectively, and $85.3 million and $81.4 million for the first nine months of Fiscal 2024 and Fiscal 2023, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.5 million and $5.0 million for the third quarters of Fiscal 2024 and Fiscal 2023, respectively, and $9.1 million and $11.7 million for the first nine months of Fiscal 2024 and Fiscal 2023, respectively. During the first nine months of each of Fiscal 2024 and Fiscal 2023, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280)". This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We plan to adopt ASU No. 2023-07 on the effective date and do not expect the adoption to have a material impact on our Consolidated Financial Statements.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations and financial reporting. As of October 28, 2023, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Genesco Brands Group	Total Goodwill
Balance, January 28, 2023	$9,662	$28,461	$38,123
Impairment	—	(28,453)	(28,453)
Effect of foreign currency exchange rates	(379)	(8)	(387)
Balance, October 28, 2023	$9,283	$—	$9,283

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

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Oct. 28, 2023	Jan. 28, 2023	Oct. 28, 2023	Jan. 28, 2023	Oct. 28, 2023	Jan. 28, 2023	Oct. 28, 2023	Jan. 28, 2023
Gross other intangibles	$23,514	$24,077	$6,445	$6,475	$400	$400	$30,359	$30,952
Accumulated amortization	—	—	(3,517)	(3,122)	(400)	(400)	(3,917)	(3,522)
Net Other Intangibles	$23,514	$24,077	$2,928	$3,353	$—	$—	$26,442	$27,430

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Inventories

Inventories

(In thousands)	October 28, 2023	January 28, 2023
Wholesale finished goods	$61,571	$84,209
Retail merchandise	455,164	373,808
Total Inventories	$516,735	$458,017

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at October 28, 2023 and January 28, 2023 are as follows:

Fair Values
(In thousands)	October 28, 2023		January 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$122,101	$122,465	$30,000	$30,219
U.K. Revolver Borrowings	6,062	6,064	14,858	14,864
Total Long-Term Debt	$128,163	$128,529	$44,858	$45,083

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of October 28, 2023, we have $0.8 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of October 28, 2023, we have $5.8 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average number of shares - basic	10,898	12,138	11,353	12,637
Common stock equivalents	74	188	-	264
Weighted-average number of shares - diluted	10,972	12,326	11,353	12,901

Common stock equivalents of 120,000 shares are excluded for the nine months ended October 28, 2023 due to the loss from continuing operations because to do so would be anti-dilutive.

We did not repurchase any shares during the third quarter of Fiscal 2024. We repurchased 1,261,295 shares during the first nine months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share. We have $52.1 million remaining as of October 28, 2023 under our expanded share repurchase authorization announced in June 2023. We repurchased 451,343 shares during the third quarter of Fiscal 2023 at a cost of $20.8 million, or $46.01 per share, and repurchased 1,380,272 shares during the first nine months of Fiscal 2023 at a cost of $72.7 million, or $52.66 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which is included on the

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5

Earnings Per Share, Continued

Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022. During the fourth quarter of Fiscal 2024, through December 6, 2023, we have not repurchased any shares.

Note 6

Long-Term Debt

(In thousands)	October 28, 2023	January 28, 2023
U.S. revolver borrowings	$122,101	$30,000
U.K. revolver borrowings	6,062	14,858
Total long-term debt	128,163	44,858
Current portion	—	—
Total Noncurrent Portion of Long-Term Debt	$128,163	$44,858

The revolver borrowings outstanding under the Credit Facility as of October 28, 2023 included $117.2 million U.S. revolver borrowings and $4.9 million (C$6.8 million) related to GCO Canada ULC. In addition, revolver borrowings outstanding under the Facility Agreement were $6.1 million (£5.0 million). We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of October 28, 2023. Excess availability under the Credit Facility was $203.4 million at October 28, 2023.

Note 7

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.6 million as of October 28, 2023, $1.7 million as of January 28, 2023 and $1.4 million as of October 29, 2022. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the third quarter of Fiscal 2024 or Fiscal 2023. These charges are included in loss from discontinued operations, net in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 8

Commitments

As part of our Genesco Brands Group business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At October 28, 2023, the inventory owned by Samsung had a historical cost of $14.4 million. As of October 28, 2023, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Business Segment Information

Three Months Ended October 28, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$349,367	$118,129	$81,414	$32,907	$—	$581,817
Intercompany sales	—	—	(3)	(2,499)	—	(2,502)
Net sales to external customers(1)	349,367	118,129	81,411	30,408	—	579,315
Segment operating income (loss)	11,975	5,484	2,706	(1,560)	(7,654)	10,951
Asset impairments and other(2)	—	—	—	—	99	99
Operating income (loss)	11,975	5,484	2,706	(1,560)	(7,753)	10,852
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense, net	—	—	—	—	2,207	2,207
Earnings (loss) from continuing operations before income taxes	$11,975	$5,484	$2,706	$(1,560)	$(10,108)	$8,497
Total assets (3)	$798,968	$213,036	$185,179	$52,170	$243,578	$1,492,931
Depreciation and amortization	8,078	1,566	1,365	265	1,056	12,330
Capital expenditures	8,235	3,380	1,975	710	140	14,440

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales in the third quarter of Fiscal 2024.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group.

(3) Of our $704.5 million of long-lived assets, $87.9 million and $12.9 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended October 29, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$380,619	$104,809	$79,614	$40,661	$—	$605,703
Intercompany sales	—	—	—	(1,915)	—	(1,915)
Net sales to external customers(1)	380,619	104,809	79,614	38,746	—	603,788
Operating income (loss)	27,083	5,912	3,494	(1,927)	(8,489)	26,073
Other components of net periodic benefit cost	—	—	—	—	50	50
Interest expense, net	—	—	—	—	906	906
Earnings (loss) from continuing operations before income taxes	$27,083	$5,912	$3,494	$(1,927)	$(9,445)	$25,117
Total assets (2)	$841,021	$206,996	$193,039	$72,586	$223,351	$1,536,993
Depreciation and amortization	6,849	1,485	1,092	214	1,032	10,672
Capital expenditures	4,638	2,405	1,719	370	1,708	10,840

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 83% and 17%, respectively, of our net sales for the third quarter of Fiscal 2023.

(2) Of our $704.6 million of long-lived assets, $89.3 million and $18.5 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Business Segment Information, Continued

Nine Months Ended October 28, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$908,832	$334,033	$241,832	$104,232	$—	$1,588,929
Intercompany sales	—	—	(9)	(3,246)	—	(3,255)
Net sales to external customers(1)	908,832	334,033	241,823	100,986	—	1,585,674
Segment operating income (loss)	(21,265)	12,110	10,178	259	(23,020)	(21,738)
Goodwill impairment(2)	-	-	-	-	28,453	28,453
Asset impairments and other(3)	—	—	—	—	581	581
Operating income (loss)	(21,265)	12,110	10,178	259	(52,054)	(50,772)
Other components of net periodic benefit cost	—	—	—	—	388	388
Interest expense, net	—	—	—	—	6,241	6,241
Earnings (loss) from continuing operations before income taxes	$(21,265)	$12,110	$10,178	$259	$(58,683)	$(57,401)
Depreciation and amortization	$23,235	$4,751	$3,622	$669	$3,172	$35,449
Capital expenditures	32,447	9,376	5,277	1,788	850	49,738

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales in the first nine months of Fiscal 2024.

(2) Goodwill impairment of $28.5 million is related to Genesco Brands Group.

(3) Asset impairments and other includes a $0.6 million charge for asset impairments in Journeys Group.

Nine Months Ended October 29, 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,016,396	$294,486	$225,448	$126,442	$—	$1,662,772
Intercompany sales	—	—	—	(2,904)	—	(2,904)
Net sales to external customers(1)	1,016,396	294,486	225,448	123,538	—	$1,659,868
Segment operating income (loss)	51,235	5,260	7,256	2,551	(23,055)	$43,247
Asset impairments and other(2)	—	—	—	—	(154)	(154)
Operating income (loss)	51,235	5,260	7,256	2,551	(22,901)	43,401
Other components of net periodic benefit cost	—	—	—	—	198	198
Interest expense	—	—	—	—	1,608	1,608
Earnings (loss) from continuing operations before income taxes	$51,235	$5,260	$7,256	$2,551	$(24,707)	$41,595
Depreciation and amortization	$21,060	$4,607	$3,271	$692	$2,271	$31,901
Capital expenditures	15,539	6,278	5,528	1,033	11,467	39,845

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 82% and 18%, respectively, of our net sales for the first nine months of Fiscal 2023.

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

Summary of Results of Operations

Our net sales decreased 4.1% to $579.3 million in the third quarter of Fiscal 2024 compared to $603.8 million in the third quarter of Fiscal 2023. The sales decrease compared to last year's third quarter was driven by decreased store sales in Journeys Group and decreased wholesale sales in Genesco Brands Group, partially offset by an 8% increase in comparable e-commerce sales for the total Company and a $7.8 million favorable impact in sales due to changes in foreign exchange rates. Warmer weather in October muted initial demand and delayed the start of the selling season for fall product and our branded businesses were impacted by disruptions related to the implementation of a new ERP system. In addition, ongoing inflationary pressures and economic uncertainty continued to impact discretionary spending behavior. Journeys Group sales decreased 8% and Genesco Brands Group sales decreased 22%, or an aggregate of $8.3 million, while Schuh Group sales increased 13% and Johnston & Murphy Group sales increased 2% for the third quarter of Fiscal 2024 compared to the third quarter of Fiscal 2023. Schuh's sales increased 5% on a local currency basis for the third quarter of Fiscal 2024. Total comparable sales decreased 4% for the third quarter of Fiscal 2024, with same store sales down 7% and comparable direct sales up 8%.

Gross margin decreased 5.2% to $278.4 million in the third quarter of Fiscal 2024 from $293.8 million in the third quarter of Fiscal 2023 and decreased as a percentage of net sales from 48.7% to 48.1%, reflecting decreased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group, partially offset by increased gross margin as a percentage of net sales in Schuh Group and Genesco Brands Group. The overall decrease in gross margin as a percentage of net sales reflects increased promotional activity at Journeys, including introductory coupons for its new loyalty program, more normalized markdowns and closeouts at Johnston & Murphy and increased shipping and warehouse expense in all retail businesses, reflecting increased warehouse costs and higher e-commerce penetration, partially offset by increased gross margin at Schuh reflecting reduced duties and freight from its new Ireland based distribution center as well as a more elevated product mix, and increased gross margin at Genesco Brands reflecting supply chain efficiencies and price increases.

Selling and administrative expenses in the third quarter of Fiscal 2024 were flat on a dollar basis compared to the third quarter of Fiscal 2023 but increased as a percentage of net sales from 44.3% to 46.2%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially compensation, marketing and depreciation expenses, as a result of decreased revenue in the third quarter of Fiscal 2024.

Operating margin was 1.9% in the third quarter of Fiscal 2024 compared to 4.3% in the third quarter of Fiscal 2023 reflecting decreased operating margin in all of our operating business units. The decrease in operating margin for the third quarter this year compared to the third quarter last year was impacted by decreased net sales, decreased gross margin as a percentage of sales and increased expenses as percentage of net sales.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter of Fiscal 2024 was $8.5 million compared to $25.1 million for the third quarter of Fiscal 2023. Pretax earnings for the third quarter of Fiscal 2024 included asset impairment and other charges of $0.1 million for asset impairments.

We recorded an effective income tax rate of 22.5% and 18.7% in the third quarter of Fiscal 2024 and Fiscal 2023, respectively. The higher tax rate for the third quarter this year compared to the third quarter last year reflects that we are no longer subject to a valuation allowance in certain jurisdictions.

Net earnings in the third quarter of Fiscal 2024 were $6.5 million, or $0.60 diluted earnings per share, compared to $20.4 million, or $1.65 diluted earnings per share in the third quarter of Fiscal 2023.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have disclosed comparable sales for the third quarter and first nine months of Fiscal 2024 and the third quarter of Fiscal 2023 but did not disclose comparable sales for the first nine months of Fiscal 2023 due to the impact of the COVID-19 pandemic and related extensive store closures during the first quarter of Fiscal 2022. We believe that overall sales is a more meaningful metric during the first nine months of Fiscal 2023.

Results of Operations – Third Quarter of Fiscal 2024 Compared to Third Quarter of Fiscal 2023

Journeys Group

	Three Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$349,367	$380,619	(8.2)%
Operating income	$11,975	$27,083	(55.8)%
Operating margin	3.4%	7.1%

Net sales from Journeys Group decreased to $349.4 million in the third quarter of Fiscal 2024, compared to $380.6 million in the third quarter of Fiscal 2023 primarily due to a total comparable sales decrease of 8% driven by decreased store sales, partially offset by increased digital sales, and a 3% decrease in the average number of stores in the third quarter this year. We believe the Journeys consumer continues to be pressured by inflation and has chosen to conserve discretionary spending and primarily shop when the consumer has a specific item to purchase, continuing to trade down to lower price points and take advantage of the abundance of discounted athletic product elsewhere in the market. We did see the negative sales trends in the first half of the year sequentially improve in the third quarter this year. The changes we made across product mix resonated with our consumer and sales of high demand, must-have items were strong. However, this was not enough to offset the lack of newness and industry discounting in athletic or the unanticipated late start to fall selling due to the warmer weather in October. Our Journeys store closure plans are on track, with approximately 75% of the 100 planned doors closed through the end of the third quarter, and the remainder targeted to close by the end of Fiscal 2024. Journeys Group operated 1,080 stores at the end of the third quarter of Fiscal 2024, including 224 Journeys Kidz stores, 41 Journeys stores in Canada and 34 Little Burgundy stores in Canada, compared to 1,123 stores at the end of the third quarter of last year, including 230 Journeys Kidz stores, 45 Journeys stores in Canada and 35 Little Burgundy stores in Canada.

Journeys Group had operating income of $12.0 million in the third quarter of Fiscal 2024 compared to $27.1 million in the third quarter of Fiscal 2023. The decrease in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting increased promotional activity, including introductory coupons for its new loyalty program, and increased shipping and warehouse expense and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy, depreciation, marketing and compensation expenses as a result of the decreased revenue in the third quarter of Fiscal 2024.

Schuh Group

	Three Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$118,129	$104,809	12.7%
Operating income	$5,484	$5,912	(7.2)%
Operating margin	4.6%	5.6%

Net sales from Schuh Group increased to $118.1 million in the third quarter of Fiscal 2024 compared to $104.8 million in the third quarter of Fiscal 2023, primarily due to increased total comparable sales of 5% driven by a healthy back-to-school season with increased e-commerce and store sales and a favorable impact of $8.4 million in sales due to changes in foreign exchange rates. Schuh was impacted by a later start to fall selling due to the warmer weather in October. The strength of the Schuh business is broad based across stores and digital as their digital business continues to account for almost 40% of its sales in the third quarter of Fiscal 2024. Schuh's sales increased 5% on a local currency basis for the third quarter of Fiscal 2024. Schuh Group operated 124 stores at the end of the third quarter of Fiscal 2024, compared to 122 stores at the end of the third quarter of Fiscal 2023.

Schuh Group had operating income of $5.5 million in the third quarter of Fiscal 2024 compared to $5.9 million in the third quarter of Fiscal 2023. The decrease in operating income compared to last year reflects increased selling and administrative expenses as a percentage of net sales, reflecting increased performance-based compensation and compensation expenses and selling salaries, partially offset by decreased occupancy expense. In addition, operating income included a favorable impact of $0.4 million due to changes in foreign exchange rates compared to last year. Gross margin increased as a percentage of net sales reflecting reduced duties and freight from its new Ireland based distribution center as well as a more elevated product mix, which was partially offset by increased shipping and warehouse expense, reflecting higher e-commerce penetration and increased warehouse costs..

Johnston & Murphy Group

	Three Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$81,411	$79,614	2.3%
Operating income	$2,706	$3,494	(22.6)%
Operating margin	3.3%	4.4%

Johnston & Murphy Group net sales increased to $81.4 million for the third quarter of Fiscal 2024 from $79.6 million for the third quarter of Fiscal 2023, primarily due to a 1% increase in comparable sales, reflecting increased e-commerce sales and wholesale sales, partially offset by decreased store sales. Johnston & Murphy sales for the third quarter of Fiscal 2024 were impacted by the implementation of a new ERP system along with warmer weather in October that delayed the start to the fall selling season. Johnston & Murphy has repositioned its business as a multi-category lifestyle brand. The brand's casual category as well as apparel and accessories continued to resonate well with its consumers. Retail operations accounted for 72.5% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2024, down from 72.9% in the third quarter of Fiscal 2023. The store count for Johnston & Murphy retail operations at the end of the third quarter of Fiscal 2024 was 156 stores, including six stores in Canada, compared to 159 stores, including six stores in Canada, at the end of the third quarter of Fiscal 2023.

Johnston & Murphy Group had operating income of $2.7 million for the third quarter of Fiscal 2024 compared to $3.5 million in the third quarter of Fiscal 2023. The decrease in operating income compared to last year reflects decreased gross margin as a percentage of net sales, reflecting more normalized markdowns and closeouts and increased shipping and warehouse expense, reflecting increased warehouse costs. Selling and administrative expenses decreased as a percentage of net sales for the third quarter of Fiscal 2024, reflecting decreased performance-based compensation expense and occupancy expense, partially offset by increased marketing expense.

Genesco Brands Group

	Three Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$30,408	$38,746	(21.5)%
Operating loss	$(1,560)	$(1,927)	19.0%
Operating margin	(5.1)%	(5.0)%

Genesco Brands' net sales decreased to $30.4 million for the third quarter of Fiscal 2024 from $38.7 million for the third quarter of Fiscal 2023 primarily due to an intentional strategy to pull back value channel sales.

Genesco Brands' operating loss improved to $1.6 million in the third quarter of Fiscal 2024 compared to $1.9 million in the third quarter of Fiscal 2023. The $0.4 million smaller operating loss was primarily due to increased gross margin as a percentage of net sales reflecting supply chain efficiencies and price increases. Selling and administrative expenses increased as a percentage of net sales in the third quarter of Fiscal 2024 reflecting the deleverage of expenses as a result of decreased revenue in the third quarter this year, partially offset by decreased royalty, marketing and other expenses.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter of Fiscal 2024 was $7.8 million compared to $8.5 million for the third quarter of Fiscal 2023. Corporate expense in the third quarter of Fiscal 2024 included $0.1 million charge in asset impairment and other charges for asset impairments. The corporate expense decrease, excluding asset impairment and other charges, primarily reflects a decrease in miscellaneous expenses in the third quarter this year compared to the third quarter last year.

Net interest expense increased $1.3 million to $2.2 million in the third quarter of Fiscal 2024 compared to net interest expense of $0.9 million in the third quarter of Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates in the third quarter this year compared to the third quarter last year.

Results of Operations – Nine Months of Fiscal 2024 Compared to Nine Months of Fiscal 2023

Our net sales decreased 4.5% to $1.586 billion in the first nine months of Fiscal 2024 compared to $1.660 billion in the first nine months of Fiscal 2023. The sales decrease compared to last year's first nine months was driven by decreased store sales in Journeys Group and decreased wholesale sales, partially offset by a 10% increase in comparable e-commerce sales for the total Company, strong store performance at Schuh and Johnston & Murphy and a favorable impact of $2.6 million in sales due to changes in foreign exchange rates. Ongoing inflationary pressures and economic uncertainty continue to impact the discretionary spending behavior of our consumers. Journeys Group sales decreased 11% and Genesco Brands Group sales decreased 18%, or an aggregate of $22.6 million, while Schuh Group sales increased 13% and Johnston & Murphy Group sales increased 7% for the first nine months of Fiscal 2024 compared to the first nine months of Fiscal 2023. Schuh's sales increased 11% on a local currency basis for the first nine months of Fiscal 2024. Total comparable sales decreased 4% for the first nine months of Fiscal 2024, with same store sales down 7% and comparable direct sales up 10%.

Gross margin decreased 5.4% to $756.8 million in the first nine months of Fiscal 2024 from $799.6 million in the first nine months of Fiscal 2023 and decreased as a percentage of net sales from 48.2% to 47.7%, reflecting decreased gross margin as a percentage of net sales in Journeys Group, partially offset by an increase in gross margin as a percentage of net sales in all of our other operating business units. The overall decrease in gross margin as a percentage of net sales reflects increased promotional activity at Journeys and increased shipping and warehouse expense at Journeys and Johnston & Murphy, primarily reflecting increased warehouse costs, partially offset by a more elevated product mix at Schuh as well as reduced duties and freight from the new Ireland based distribution center, decreased air freight at Johnston & Murphy and supply chain efficiencies, favorable changes in product mix and increased prices at Genesco Brands.

Selling and administrative expenses in the first nine months of Fiscal 2024 increased 2.9% and increased as a percentage of net sales from 45.6% to 49.1%, reflecting increased expenses as a percentage of net sales in all operating business units except Johnston & Murphy Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially compensation expense, marketing expense, occupancy expense and selling salaries as a result of decreased revenue in the first nine months of Fiscal 2024. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The pretax loss for the first nine months of Fiscal 2024 was $57.4 million compared to pretax earnings of $41.6 million for the first nine months of Fiscal 2023. The pretax loss for the first nine months of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.6 million for asset impairments. Pretax earnings for the first nine months of Fiscal 2023 included an asset impairment and other gain of $0.2 million for a $0.7 million gain on the termination of the pension plan, partially offset by $0.5 million in asset impairments.

We recorded an effective income tax rate of 23.5% in the first nine months of Fiscal 2024 compared to 20.6% in the first nine months of Fiscal 2023. The higher tax rate for the first nine months this year compared to the same period last year reflects that we are no longer subject to a valuation allowance in certain jurisdictions.

The net loss in the first nine months of Fiscal 2024 was $44.0 million, or $3.88 diluted loss per share, compared to net earnings in the first nine months of Fiscal 2023 of $33.0 million, or $2.56 diluted earnings per share.

Journeys Group

	Nine Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$908,832	$1,016,396	(10.6)%
Operating income (loss)	$(21,265)	$51,235	NM
Operating margin	(2.3)%	5.0%

Net sales from Journeys Group decreased to $908.8 million in the first nine months of Fiscal 2024, compared to $1.016 billion in the first nine months of Fiscal 2023 primarily due to a total comparable sales decrease of 10% driven by decreased store sales, partially offset by increased digital sales, and a 2% decrease in the average number of stores in the first nine months this year. We believe the Journeys consumer continues to be pressured by inflation and has chosen to conserve discretionary spending and primarily shop when the consumer has a specific item to purchase, continuing to trade down to lower price points and take advantage of the abundance of discounted athletic product elsewhere in the market. While we made changes to our product mix in the third quarter of Fiscal 2024, we will continue to work with our brands to reposition our product assortment at Journeys to meet the customer's appetite for newness.

Journeys Group had an operating loss of $21.3 million in the first nine months of Fiscal 2024 compared to operating income of $51.2 million in the first nine months of Fiscal 2023. The $72.5 million decrease in operating income for Journeys Group was due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales primarily reflecting increased promotional activity and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, selling salaries and compensation expense as a result of the decreased revenue in the first nine months of Fiscal 2024.

Schuh Group

	Nine Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$334,033	$294,486	13.4%
Operating income	$12,110	$5,260	130.2%
Operating margin	3.6%	1.8%

Net sales from Schuh Group increased to $334.0 million in the first nine months of Fiscal 2024 compared to $294.5 million in the first nine months of Fiscal 2023, primarily due to increased total comparable sales of 11% driven by increased e-commerce and store sales and a favorable impact of $5.7 million in sales due to changes in foreign exchange rates. Schuh's sales increased 11% on a local currency basis for the first nine months of Fiscal 2024.

Schuh Group had operating income of $12.1 million in the first nine months of Fiscal 2024 compared to $5.3 million in the first nine months of Fiscal 2023. The increase in operating income for Schuh Group reflects (i) increased net sales and (ii) increased gross margin as a percentage of net sales reflecting an elevated product mix and reduced duties and freight as a result of the new Ireland based distribution center. In addition, operating income included a favorable impact of $0.9 million due to changes in foreign exchange rates compared to last year. Selling and administrative expenses as a percentage of net sales increased slightly, reflecting increased selling salaries and performance-based compensation expense, partially offset by decreased occupancy expense.

Johnston & Murphy Group

	Nine Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$241,823	$225,448	7.3%
Operating income	$10,178	$7,256	40.3%
Operating margin	4.2%	3.2%

Johnston & Murphy Group net sales increased to $241.8 million for the first nine months of Fiscal 2024 from $225.4 million for the first nine months of Fiscal 2023, primarily due to a 10% increase in comparable sales, with increases in both store sales and e-commerce sales, partially offset by decreased wholesale sales. Johnston & Murphy has repositioned the brand to offer more casual and comfortable footwear and apparel, and it continues to resonate well with its consumers. Retail operations accounted for 75.4% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2024, up from 73.0% in the first nine months of Fiscal 2023.

Johnston & Murphy Group had operating income of $10.2 million for the first nine months of Fiscal 2024 compared to $7.3 million in the first nine months of Fiscal 2023. The increase was primarily due to (i) increased net sales, (ii) increased gross margin as a percentage of net sales reflecting a decrease in air freight, partially offset by increased warehouse costs, retail markdowns and increased inventory reserves and (iii) decreased selling and administrative expenses reflecting greater leverage of expenses as a result of revenue growth, especially occupancy expense and performance-based compensation, partially offset by increased marketing and compensation expenses.

Genesco Brands Group

	Nine Months Ended
	October 28, 2023	October 29, 2022	% Change
	(dollars in thousands)
Net sales	$100,986	$123,538	(18.3)%
Operating income	$259	$2,551	(89.8)%
Operating margin	0.3%	2.1%

Genesco Brands' net sales decreased to $101.0 million for the first nine months of Fiscal 2024 from $123.5 million for the first nine months of Fiscal 2023 primarily due to higher sell-in in the first half of the prior year as retailers were replenishing inventory due to supply chain constraints as well as an intentional strategy to pull back value channel sales.

Genesco Brands' operating income decreased to $0.3 million in the first nine months of Fiscal 2024 compared to $2.6 million in the first nine months of Fiscal 2023. The decrease in operating income was primarily due to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales in the first nine months of Fiscal 2024 reflecting deleverage of expenses as a result of decreased revenue in the first nine months of Fiscal 2024. Gross margin increased as a percentage of net sales for the first nine months of Fiscal 2024 reflecting supply chain efficiencies, changes in product mix and price increases.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months of Fiscal 2024 was $52.1 million compared to $22.9 million for the first nine months of Fiscal 2023. Corporate expense in the first nine months of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.6 million charge in asset impairment and other charges for asset impairments. Corporate expense in the first nine months of Fiscal 2023 included a $0.2 million gain in asset impairment and other charges for a gain on the termination of the pension plan, partially offset by asset impairments.

Net interest expense increased $4.6 million to $6.2 million in the first nine months of Fiscal 2024 compared to net interest expense of $1.6 million in the first nine months of Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates in the first nine months this year compared to the first nine months last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	October 28, 2023	October 29, 2022	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(23,540)	$(243,970)	$220,430
Net cash used in investing activities	(49,651)	(39,845)	(9,806)
Net cash provided by (used in) financing activities	47,198	(1,647)	48,845
Effect of foreign exchange rate fluctuations on cash	(306)	(2,950)	2,644
Net decrease in cash and cash equivalents	$(26,299)	$(288,412)	$262,113

Reasons for the major variances in cash used in the table above are as follows:

Cash used in operating activities was $220.4 million lower in the first nine months of Fiscal 2024 compared to the first nine months of Fiscal 2023, reflecting primarily the following factors:

•
a $232.8 million increase in cash flow from changes in inventory, primarily reflecting the re-inventorying of our operating business units in the first nine months last year due to the supply chain disruptions in Fiscal 2023 compared to a much smaller increase in inventory, primarily retail inventory, in the first nine months this year, partially offset by a $25.8 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first nine months of Fiscal 2024 and the decrease in inventory growth year over year; and
•
a $41.7 million increase in cash flow from changes in other accrued liabilities, primarily reflecting a significantly lower payment of Fiscal 2023 performance-based compensation accruals in the first nine months of Fiscal 2024 compared to the first nine months of Fiscal 2023; partially offset by
•
a $77.0 million decrease in net earnings, which was partially offset by a $28.5 million non-cash goodwill impairment charge.

Cash used in investing activities was $9.8 million higher for the first nine months of Fiscal 2024 as compared to the first nine months of Fiscal 2023 reflecting increased capital expenditures primarily related to investments in retail stores and omni-channel as a result of catching up from the pause due to COVID, partially offset by decreased capital expenditures related to the new corporate headquarters building.

Cash provided by financing activities was $48.8 million higher in the first nine months of Fiscal 2024 as compared to the first nine months of Fiscal 2023 reflecting increased net borrowings and decreased share repurchases this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash and cash equivalents on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023.

As of October 28, 2023, we have borrowed $117.2 million U.S. revolver borrowings, $4.9 million (C$6.8 million) related to GCO Canada ULC and $6.1 million (£5.0 million) U.K. revolver borrowings. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of October 28, 2023.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2024 and the foreseeable future.

During the second quarter of Fiscal 2024, in light of store traffic trends and general consumer uncertainty, we identified approximately 100 Journeys stores for closure in Fiscal 2024. Our Journeys store closure plans are on track, with approximately 75% of the 100 planned doors closed through the end of the third quarter, and the remainder targeted to close by the end of Fiscal 2024. We are continuing our efforts in making occupancy costs more variable. In addition, we are continuing to conduct a holistic review of our cost structure. We expect to realize significant cost savings in Fiscal 2024 and Fiscal 2025. We expect that a significant portion of these savings will be realized by our Journeys Group.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of October 28, 2023.

Contractual Obligations

Our contractual obligations at October 28, 2023 decreased 2% compared to January 28, 2023, primarily due to decreased lease obligations and purchase obligations, partially offset by increased long-term debt.

Capital Expenditures

Total capital expenditures in Fiscal 2024 are expected to be approximately $55 million to $60 million of which approximately 57% is for new stores and remodels and 43% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2023 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares during the third quarter of Fiscal 2024 and repurchased 1,261,295 shares during the first nine months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share. We have $52.1 million remaining as of October 28, 2023 under our expanded share repurchase authorization announced in June 2023. We repurchased 451,343 shares during the third quarter of Fiscal 2023 at a cost of $20.8 million, or $46.01 per share, and repurchased 1,380,272 shares during the first nine months of Fiscal 2023 at a cost of $72.7 million, or $52.66 per share. We accrued $4.8 million of share repurchases in the fourth quarter of Fiscal 2022 due to timing of the cash settlement which is included on the Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022. During the third quarter of Fiscal 2024, through December 6, 2023, we have not repurchased any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the third quarter of Fiscal 2024 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of October 28, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2024, we implemented a new inventory management system for our wholesale operations and we updated and modified internal controls over financial reporting related to wholesale inventory. There were no other changes in our internal control over financial reporting that occurred during our third quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 7, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2023
7-30-23 to 8-26-23(1)	—	$—	—	$52,109

September 2023
8-27-23 to 9-23-23(1)	—	$—	—	$52,109

October 2023
9-24-23 to 10-28-23 (1)	—	$—	—	$52,109
9-24-23 to 10-28-23 (2)	1,518	$28.71	—	—
Total	1,518	$28.71	—	$52,109

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

Item 5. Other Information

(c) During the third quarter of Fiscal 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) of Regulation S-K).

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

Date: December 7, 2023