Form 10-K
period 2024-02-03
GENESCO INC
filed 2024-03-27
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $319,000,000. The market value calculation was determined using a per share price of $27.75, the price at which the common stock was last sold on the New York Stock Exchange on July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 15, 2024, 11,476,381 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended February 3, 2024) are incorporated by reference into Part III of this Annual Report on Form 10-K..

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of civil disturbances; the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including shipping disruptions in the Red Sea; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war and the Israel-Hamas war, and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; risks related to public health and safety events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; the timing and amount of any share repurchases by us; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related ESG projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems; our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1. BUSINESS

General

Genesco Inc., incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2024 of $2.3 billion. During Fiscal 2024, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers®, Levi's®, and G.H. Bass® brands, as well as other brands we license for footwear. We also source, design, market and distribute footwear under our Johnston & Murphy brand and the licensed Levi's, Dockers and G.H. Bass brands, as well as other brands that we license for footwear to over 1,000 retail accounts in the United States, including a number of leading department, discount, and specialty stores as well as e-commerce retailers.

At February 3, 2024, we operated 1,341 retail footwear and accessory stores located primarily throughout the United States and in Puerto Rico, including 77 footwear stores in Canada and 122 footwear stores in the United Kingdom ("U.K.") and the Republic of Ireland ("ROI"). We plan to open a total of approximately 14 new retail stores and to close approximately 52 retail stores in Fiscal 2025.

The following table sets forth certain additional information concerning our retail footwear and accessory stores during the five most recent fiscal years:

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Retail Stores
Beginning of year	1,512	1,480	1,460	1,425	1,410
Opened during year	12	13	6	28	32
Closed during year	(44)	(33)	(41)	(43)	(101)
End of year	1,480	1,460	1,425	1,410	1,341

Shorthand references to fiscal years (e.g., “Fiscal 2024”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 3, 2024). Fiscal 2024 is a 53-week year and Fiscal 2023 and 2022 are 52-week years. The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1.

Strategy

Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. We strive to build enduring relationships with our target customers, based upon unparalleled consumer and market insights. We seek to excite and constantly exceed customer expectations by delivering distinctive experiences and products, using our deep direct-to-consumer expertise across digital and physical channels. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies makes them even stronger together. We have aligned our footwear focused strategy around six pillars aimed at accelerating our transformation and leveraging synergies to drive growth and sustainable profitability, 1) accelerate digital to grow direct-to-consumer, 2) maximize the relationship between physical and digital channels, 3) build deeper consumer insights to strengthen customer relationships and brand equity, 4) intensify product innovation and trend insight efforts, 5) reshape the cost base to reinvest for future growth, and 6) pursue synergistic acquisitions that add growth and create shareholder value. We anticipate continuing to optimize our store footprint in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in our existing locations and investing in technology and infrastructure to support omni-channel and digital retailing.

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020. We expect to concentrate our efforts on opportunities to leverage our direct-to-consumer capabilities to grow our branded platform and leverage its strategies at the appropriate time going forward.

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

Segments

Journeys Group

The Journeys Group accounted for 59% of our net sales in Fiscal 2024. Journeys retail footwear stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz retail footwear stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy retail footwear stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 year age group ranging from students to young professionals.

At February 3, 2024, Journeys Group operated 1,063 stores, including 808 Journeys stores, 222 Journeys Kidz stores and 33 Little Burgundy stores averaging approximately 2,050 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2024, the Journeys Group closed a net of 67 stores.

Schuh Group

The Schuh Group accounted for 21% of our net sales in Fiscal 2024. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At February 3, 2024, Schuh Group operated 122 Schuh stores, averaging approximately 4,950 square feet, which include both street-level and mall locations in the U.K. and the ROI. Schuh Group's e-commerce websites are schuh.co.uk, schuh.ie and schuh.eu. In Fiscal 2024, Schuh Group closed a net of zero stores.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 14% of our net sales in Fiscal 2024. All sales of Johnston & Murphy Group's retail and wholesale businesses are of the Genesco-owned Johnston & Murphy brand.

Johnston & Murphy Retail Operations. At February 3, 2024, Johnston & Murphy operated 156 retail shops and factory stores primarily in the United States averaging approximately 1,950 square feet and selling footwear, apparel and accessories primarily for men in the 25 to 55 year age group. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s casual and dress footwear, apparel and accessories. Women’s footwear and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through johnstonmurphy.com and johnstonmurphy.ca e-commerce websites. Footwear accounted for 55% of Johnston & Murphy retail sales in Fiscal 2024, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of two shops and factory stores, including one factory store in Canada, in Fiscal 2024.

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

Genesco Brands Group

The Genesco Brands Group segment accounted for 6% of our net sales in Fiscal 2024. Genesco Brands Group designs and sources licensed footwear under the Levi's, Dockers and G.H. Bass brand names, among others. The Levi's brand license and the G.H. Bass brand license were entered into concurrently with the Togast acquisition. We design and source Levi's branded footwear and market it to men, women and children through department and specialty stores and off-price retailers across the country as well as e-commerce retailers. Suggested retail prices for Levi's footwear generally range from $35 to $100. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $40 to $90. In the fourth quarter of Fiscal 2022, we signed a three-year licensing agreement with STARTER to be their exclusive U.S. and Canadian footwear licensee for athletic footwear. We design and manufacture the STARTER brand footwear for men, women and children with suggested retail prices ranging from $49 to $120. In the second quarter of Fiscal 2023, we signed a three-year licensing agreement with PONY to be their exclusive U.S. footwear licensee for athletic footwear for men, women and children with suggested retail prices ranging from $75 to $250, including a Limited Edition 50th anniversary version for $250. Genesco Brands Group e-commerce websites are nashvilleshoewarehouse.com and dockershoes.com.

Manufacturing and Sourcing

We rely on independent third-party manufacturers for production of our footwear products sold at Johnston & Murphy Group and Genesco Brands Group. We source footwear and accessory products from foreign manufacturers located in Brazil, Canada, China, Hong Kong, India, Italy, Mexico, Pakistan, Portugal, Peru, Spain, Turkey and Vietnam. Our Journeys Group and Schuh Group businesses sell primarily branded products from third parties who source primarily overseas.

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

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The current Dockers license agreement expires in 2024 and is currently expected to be renewed through 2027. We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean. The initial term of the license agreement with respect to Levi's® trademarks was through November 30, 2024 with one potential additional four-year renewal term. We have agreed with Levi Strauss & Co. that we will not renew the license for four years, but will instead extend the license under modified terms through at least February 2026 and accept other consideration. We entered into a new license agreement for STARTER athletic footwear in September 2021. The initial term of the license is three years with a three-year renewal option, which would extend the partnership through December 31, 2027. We entered into a new license agreement for PONY athletic footwear in June 2022. The initial term of the license is three years with a three-year renewal option, which would extend the partnership through June 2028. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2024.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Historically, most of our business has been at-once, and as a result, the backlog at any one time has not necessarily been indicative of future sales. As of March 2, 2024, our wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $49.0 million, compared to approximately $72.7 million as of February 25, 2023. The decline is primarily due to the planned decline in value channel orders for the Genesco Brands Group business driven by the Levi's license. The backlog is somewhat seasonal, reaching a peak in the Spring.

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

During Fiscal 2024, we completed our second measurements or baselines for our greenhouse gas emissions. We issued our initial corporate sustainability report in Fiscal 2023 and have followed up with subsequent ESG infographic updates, all of which can be found at www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

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

Human Capital

Our Employees

We had approximately 18,000 employees as of February 3, 2024 with approximately 14,000 employed in the United States and Canada, and approximately 4,000 in the U.K. and the ROI. The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of February 3, 2024.

We consider our employees to be core to our success. Our values include treating our customers and each other with integrity, trust and respect, and creating an unrivaled home for talent to grow and succeed.

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

Diversity, Equity and Inclusion

We are committed to our diversity, equity, and inclusion ("DEI") efforts to continually strengthen our talent and to make a meaningful difference for our employees, our customers, and our communities.

We have enhanced our commitment to DEI by building on our solid foundation. Through our DEI Council and defined vision, we are focusing our attention on areas where we can make the most impact – our talent, our business practices and our communities. We have identified opportunities that will advance our DEI efforts across our portfolio of brands, including expanded training and development programs, pay equity studies, the launch of Business Resource Groups and ongoing engagement through communication and events.

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

Social Capital

We are committed to responsible sourcing practices in our supply chain. We depend on third-party vendors to produce the products we sell but strive to work only with those vendors who share our commitment to responsible practices, especially in their relationships with employees and their stewardship of the environment. Our supply chain and ethical practices policies are among the ways we seek to implement this commitment. During Fiscal 2024, we published our inaugural Vendor Code of Conduct policy.

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

Information Security and Cybersecurity

As part of our retail and wholesale activities, marketing campaigns, customer relationship efforts and use of some third-party partners, we may handle and process certain non-public personal information that customers provide to purchase products, enroll in promotional or marketing programs, register on websites, or otherwise communicate to us in the course of providing support. This may include phone numbers, email addresses, physical addresses, contact preferences, personal information stored on electronic devices, and certain payment related information, including credit and debit card data. We have removed the transmission, processing, and storage of credit card data from our environment in North America through the use of hardware based end-to-end encryption along with tokenization.

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

Community

Building better communities is part of our everyday values. Our community outreach initiatives support underserved communities including our unique signature community outreach programs Cold Feet, Warm Shoes, the Make a Difference Charity Golf Tournament benefitting United Way, Journeys' Attitude That Cares and Schuh’s Purpose Pillar program. In addition, the Company and our employees engage through community sponsorship and leadership, including actively supporting Nashville’s Pride Month and the Nashville Pride Parade, Can’d Aid and the United Way of Greater Nashville’s annual campaign, among other initiatives.

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

Our commitment to diversity and inclusion is reflected in our Board, which is comprised of 67% of members who are diverse in either gender and/or ethnicity as of February 3, 2024. We are committed to efforts to expand our Board’s diversity.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks which might have material impact. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below occur, our business, financial condition, cash flows or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.

Competitive, Demand-Related and Reputational Risks

Consumer spending is affected by poor and/or volatile economic conditions and other factors and may significantly harm our business, affecting our financial condition, liquidity, and results of operations.

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

A failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses or an inability to reduce costs may adversely affect our results of operations which adversely impacts our stock price.

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

In assessing our response to anticipated changing consumer preferences and trends, we frequently must make decisions about product designs and marketing expenditures months in advance of the time when actual consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences and trends with new products. If we fail to identify and interpret changing consumer preferences and trends, or are not successful in responding to these changes with the timely development or sourcing of products, we could experience excess inventories and higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products.

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

Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. Adverse events outside of our control, such as supply chain interruptions, including shipping disruptions in the Red Sea, increased labor costs and labor availability, decreased consumer traffic or deteriorating economic conditions could result in lower than expected sales during the holiday shopping season or other periods in which we typically experience higher net sales, which could materially adversely impact our financial condition and results of operations. Our quarterly results of operations also may fluctuate significantly based on other factors such as:

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

We may open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, airports and other off-mall locations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. In addition to the risks already discussed for existing stores, the success of any planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

Deterioration in our equity market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated could cause us to recognize the impairment of some or all of the $9.6 million of goodwill on our Consolidated Balance Sheets at February 3, 2024, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

As a retailer who accepts payments using a variety of methods, including installment payment methods, PayPal, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For these payment methods, we pay interchange and other fees, which can increase over time and raise our operating costs. We rely on third parties to provide payment processing services. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

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

The utilization, expansion and management of machine learning and other types of artificial intelligence in our business could adversely affect our business, financial condition and results of operations.

We have been increasing our utilization of machine learning and other types of artificial intelligence (collectively, “AI”) in our business and we anticipate that as technology advances, we may expand our application of AI, including generative AI. AI may become more important to our operations over time as we increase reliance on AI throughout our operations and administration. The rapid evolution of AI technology and potential regulation of AI may require that we expend significant resources to develop, test and maintain our implementation of AI. Our competitors may incorporate AI into their businesses faster or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the information generated through our use of AI is or is deemed to be deficient, inaccurate or biased, our business, financial condition, and results of operations may be adversely affected.

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
•
raw material shortages, work stoppages, strikes, political unrest and civil disturbances;
•
problems with oceanic shipping, including shipping container shortages and delays in ports;
•
increased customs inspections of import shipments or other factors that could result in penalties causing delays in shipments;
•
economic crises, natural disasters, pandemics, international disputes and wars, including the Russia-Ukraine war and the Israel-Hamas war; and
•
increases in the cost of purchasing or shipping foreign merchandise resulting from:
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

We do not manufacture the merchandise we sell, and our Genesco Brands Group business is dependent on third-party licenses. Accordingly, our product supply is subject to our ability to renew our license agreements or identify new licenses and the ability and willingness of third-party suppliers to deliver merchandise we order on time and in the quantities and of the quality we need. In addition, a material portion of our retail footwear sales consists of products marketed under brands belonging to unaffiliated vendors, which have fashion significance to our customers. If those vendors were to decide not to sell to us or to limit the availability of their products to us, or if they become unable because of economic conditions, pandemics, work stoppages, labor shortages, strikes, political unrest and civil disturbances, raw materials supply disruptions, or any other reason to supply us with products, we could be unable to offer our customers the products they wish to buy and could lose their business. Additionally, manufacturers are required to remain in compliance with certain wage, labor and environment-related laws, regulations and policies. Delayed compliance or failure to comply with such laws, regulations and policies by our vendors could adversely affect our ability to obtain products generally or at favorable costs, affecting our overall ability to maintain and manage inventory levels.

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

The operations of our retail stores, corporate offices, distribution centers, digital operations and supply chain, as well as the operations of our third-party partners, including vendors and manufacturers, are vulnerable to disruption from climate change, natural disasters, pandemics and other infectious disease outbreaks and other unexpected events. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues due to mandatory or voluntary store closures, delay or cancellation of merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

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

Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disaster. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. These risks could have a material adverse effect on our business.

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

We rely on our suppliers to manufacture and ship the products they produce for us in a timely and cost-effective manner. We also rely on the free flow of goods through open and operational ports worldwide. Labor disputes and other disruptions at various ports or at our suppliers could increase costs for us and delay our receipt of merchandise, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions.

We are subject to regulatory proceedings and litigation and to regulatory changes that could have an adverse effect on our financial condition and results of operations.

We are party to certain lawsuits, governmental investigations, and regulatory proceedings, including the proceedings arising out of alleged environmental contamination relating to historical operations of the Company and various suits involving current operations as disclosed in Item 3, "Legal Proceedings" and Note 15 to the Consolidated Financial Statements. If these or similar matters are resolved against us, or if we incur significant costs to pursue claims against third parties, our results of operations, our cash flows, or our financial condition could be adversely affected. The costs of prosecuting or defending such lawsuits and responding to such investigations and regulatory proceedings may be substantial and their potential to distract management from day-to-day business is significant. Moreover, with retail operations in the United States, Puerto Rico, Canada, the U.K., and the ROI, we are subject to federal, state, provincial, territorial, local and foreign regulations, which impose costs and risks on our business. Numerous states and municipalities as well as the federal government of the U.S. are proposing or have implemented changes to minimum wage, overtime, employee leave, employee benefit requirements and other requirements that will increase costs. Changes in regulations could make compliance more difficult and costly, and failure to comply with these requirements, including even a seemingly minor infraction, could result in liability for damages or penalties.

Actions of activist shareholders have caused, and could cause us in the future to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is one of our most critical risks. For many activities important to our business, we depend on the confidentiality, integrity and availability of information systems and data, some of which are provided or managed by third parties. We have strategically integrated cybersecurity risk management into our broader enterprise risk management function to promote a company-wide culture of cybersecurity risk management.

Management is responsible for the day-to-day handling of risks facing the Company, while the Board of Directors, as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated certain risk management responsibilities with respect to cybersecurity to the Audit Committee.

On behalf of the Board, the Audit Committee provides oversight of our management of cybersecurity risk. The Audit Committee regularly reviews our cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities and compliance with cybersecurity and privacy laws and regulations. Our Vice President, Information Security and Privacy jointly with our Senior Vice President, Chief Strategy and Digital Officer brief the Audit Committee quarterly, and more often, if necessary, on active and emerging cybersecurity threats and efforts to strengthen our defenses against these threats.

Our Information Security and Privacy teams reduce first and third-party risk by maintaining a proactive security posture aligned with current threats, detecting cybersecurity events and responding quickly, and building procedures to rapidly recover. These teams are managed by the Vice President, Information Security and Privacy, who reports to the Senior Vice President, Chief Strategy and Digital Officer. Our cybersecurity leaders collectively have more than 25 years of relevant experience and multiple professional certifications.

Internal and third-party risks are reviewed, monitored, and managed by our Cybersecurity and Privacy teams, audited by an Internal Audit team and various external experts, and tracked within an Enterprise Risk Management framework. We regularly engage third-party experts to assess the effectiveness of our cybersecurity programs. Biennially, an external independent consultancy team conducts an assessment of our cybersecurity program using the inputs from accepted Cybersecurity Frameworks. Targeted assessments are conducted regularly by internal and third-party experts to ensure compliance with specific federal and state laws and regulations. We continue to participate in the VISA TIP program and AMEX STEP program around our PCI DSS compliance.

Our processes for identifying and managing first and third-party risks from cybersecurity threats include:

•Continuous monitoring of our systems and network for cybersecurity events;

•Regular testing of our Security Incident Response Plan, Business Continuity plans, and Disaster Recovery plans;

•Required annual security training for our employees with access to email, as well as tailored training for employees in more sensitive roles. Periodic testing to ensure the security training is effective.

External managed security services providers and industry-leading security tools continuously monitor our systems and network for cybersecurity threats. Our cybersecurity teams evaluate the escalated threats, and if necessary, take steps to contain and recover from pervasive threats in accordance with our Security Incident Response Plan. The plan includes reporting and escalation procedures to inform the Executive Committee, Audit Committee, and full Board, as appropriate to enable them to carry out their oversight responsibilities, and to ensure timely compliance with applicable reporting rules. Our Business Continuity Management and Disaster Recovery plans include procedures for business recovery and are tested regularly.

No risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

ITEM 2. PROPERTIES

At February 3, 2024, we operated 1,341 retail footwear and accessory stores throughout the United States, Puerto Rico, Canada, the U.K. and the ROI. New shopping center store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. New store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Segment	Use	Approximate Area Square Feet
Lebanon, TN	Owned	Journeys Group	Distribution warehouse and administrative offices	563,000
Bathgate, Scotland	Owned	Schuh Group	Distribution warehouse	244,644
Chapel Hill, TN	Owned	Genesco Brands Group	Distribution warehouse	182,000
Fayetteville, TN	Owned	Johnston & Murphy Group	Distribution warehouse	178,500
Fayetteville, TN	Leased	Johnston & Murphy Group	Distribution warehouse	91,580
Deans Industrial Estate, Livingston, Scotland	Owned	Schuh Group	Distribution warehouse and administrative offices	106,813
Northwest Business Park, Ballycoolin, Dublin	Leased	Schuh Group	Distribution warehouse and administrative offices	49,460
Nashville, TN	Leased	Various	Corporate headquarters	182,078

We believe that all leases of properties that are material to our operations may be renewed, or that alternative properties are available, on terms not materially less favorable to us than existing leases.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

Mimi Eckel Vaughn, 57, Board Chair, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the Board of Directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 49, Senior Vice President - Chief Strategy and Digital Officer. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. He was named chief strategy and digital officer in May 2021. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Thomas A. George, 68, Senior Vice President – Finance and Chief Financial Officer. Mr. George joined the Company in December 2020 as interim senior vice president of finance and chief financial officer. He was named as permanent senior vice-president - finance and chief financial officer in October 2021. Mr. George has 40 years of experience, including 30 years as chief financial officer of public and private companies. Prior to joining Genesco, he was chief financial officer of Deckers Outdoor Corporation d/b/a Deckers Brands, a global footwear company, for nine years and prior to that was chief financial officer of Oakley, a global eyewear brand. He has served in this same capacity at companies in the technology and medical device industries.

Scott E. Becker, 56, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration.

From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Daniel E. Ewoldsen, 54, Senior Vice President. Mr. Ewoldsen is a 20-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Andrew I. Gray, 46, Senior Vice President. Mr. Gray joined the Company in January 2024 as senior vice president and president of the Journeys Group. Prior to joining Genesco, he served over two decades in several senior leadership positions at Foot Locker. Mr. Gray most recently served as executive vice president, global president of Foot Locker, Kids Foot Locker, Champs Sports and Sidestep, a position he held from June 2022 until his departure from the company in January 2023. Previously, Mr. Gray served as executive vice president, chief commercial officer from July 2020 to June 2022, chief merchandising officer from October 2017 to July 2020, general manager of Foot Locker and Lady Foot Locker North America from February 2016 to October 2017, and as vice president and general merchandise manager of Foot Locker Europe from July 2013 to February 2016. During his time at Foot Locker, he developed a multi-dimensional skill set spanning merchandising, general management, retail and digital, consumer insight, brand building and global leadership.

Brently G. Baxter, 58, Vice President and Chief Accounting Officer. Mr. Baxter joined the Company in September 2019 as vice president and chief accounting officer. Mr. Baxter most recently served as group vice president, controller and principal accounting officer for Sally Beauty Holdings, Inc., a position he held since 2017. From 2014 and 2016, he served as senior vice president, controller and chief accounting officer for Stein Mart, Inc. From 2006 to 2014, he served as vice president, accounting, treasury and corporate controller for PetSmart, Inc. From 2003 to 2006, Mr. Baxter served as vice president and controller for Cracker Barrel Old Country Store, Inc. Prior to serving at Cracker Barrel Old Country Store, Inc., he practiced public accounting for 14 years with KPMG LLP.

Matthew N. Johnson, 59, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the New York Stock Exchange under the symbol "GCO".

There were approximately 1,350 common shareholders of record on March 15, 2024.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2023
10-29-23 to 11-25-23	—	$—	—	$52,109

December 2023
11-26-23 to 12-30-23	—	$—	—	$52,109

January 2024
12-31-23 to 2-3-24	—	$—	—	$52,109

Total	—	$—	—	$52,109

(1) In February 2022, a $100.0 million share repurchase program was approved by the Board of Directors and announced in February 2022, and in June 2023, the Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on March 22, 2023, which provides a discussion of our financial condition and results of operations for Fiscal 2023 compared to our Fiscal 2022.

Summary of Results of Operations

•
Net sales decreased 2.5% in Fiscal 2024 compared to Fiscal 2023.
•
Fiscal 2024 included a 53rd week. Excluding the 53rd week, net sales decreased 3.6% for Fiscal 2024.
•
Journeys Group sales decreased 8% and Genesco Brands Group sales decreased 9%, partially offset by an increase of 11% at Schuh Group and 8% at Johnston & Murphy Group.
•
Total comparable sales decreased 4% for Fiscal 2024, including a 7% decrease in same store sales and an 8% increase in comparable direct sales.
•
Gross margin decreased as a percentage of net sales from 47.6% in Fiscal 2023 to 47.3% in Fiscal 2024.
•
Selling and administrative expenses increased as a percentage of net sales from 43.7% in Fiscal 2023 to 46.5% in Fiscal 2024.
•
Operating margin decreased as a percentage of net sales from 3.9% in Fiscal 2023 to (0.6%) in Fiscal 2024.
•
The effective income tax rate decreased from 19.8% in Fiscal 2023 to (8.5%) in Fiscal 2024.
•
Diluted loss per share from continuing operations was $2.10 per share in Fiscal 2024 compared to diluted earnings per share from continuing operations of $5.69 per share in Fiscal 2023.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to in this report as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable direct sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison. We have not disclosed comparable sales for Fiscal 2023, as we believe that overall sales was a more meaningful metric in Fiscal 2023 due to the impact of the COVID-19 pandemic and related extended store closures that occurred in the first quarter of Fiscal 2022.

Results of Operations—Fiscal 2024 Compared to Fiscal 2023

Our net sales for Fiscal 2024 decreased 2.5% to $2.32 billion from $2.38 billion in Fiscal 2023. Included in Fiscal 2024 was a 53rd week compared to a 52-week in Fiscal 2023. Excluding the 53rd week, net sales decreased 3.6% for Fiscal 2024. The decrease in net sales was driven by decreased store sales at Journeys Group and decreased wholesale sales, partially offset by an 8% increase in e-commerce comparable sales for the total Company, strong store performance at Schuh and Johnston & Murphy and an $8.7 million favorable foreign exchange impact on sales due to changes in foreign exchange rates. Inflationary pressures and economic uncertainty continue to impact the discretionary spending behavior of our consumers. The shopping behavior of our Journeys consumer, in particular, has shifted toward shopping almost exclusively for key footwear items, putting more pressure on our core product assortment. Journeys Group sales decreased 8% and Genesco Brands Group sales decreased 9%, while Schuh Group sales increased 11% and Johnston & Murphy Group sales increased 8% for Fiscal 2024 compared to Fiscal 2023. Schuh's sales increased 8% on a local currency basis for Fiscal 2024. Total comparable sales decreased 4% for Fiscal 2024, with same store sales down 7% and comparable direct sales up 8%.

Gross margin decreased 3.3% to $1.10 billion in Fiscal 2024 from $1.14 billion in Fiscal 2023 and decreased as a percentage of net sales from 47.6% in Fiscal 2023 to 47.3% in Fiscal 2024, reflecting decreased gross margin as a percentage of net sales in Journeys Group, partially offset by an increase in gross margin as a percentage of net sales in all of our other operating business units. The overall decrease in gross margin as a percentage of net sales reflects increased promotional activity at Journeys and Johnston & Murphy and increased shipping and warehouse expense at Johnston & Murphy, primarily reflecting increased warehouse costs. All of these decreases to gross margin are partially offset by a more elevated product mix at Schuh as well as reduced duties and freight from the new ROI-based distribution center, decreased air freight at Johnston & Murphy and easing of freight and logistics pressures, favorable changes in product mix and increased prices at Genesco Brands.

Selling and administrative expenses increased as a percentage of net sales from 43.7% in Fiscal 2023 to 46.5% in Fiscal 2024, reflecting increased expenses as a percentage of net sales in all of our operating business units. The overall increase in expenses as a percentage of net sales in Fiscal 2024 reflects the deleverage of expenses, especially compensation expense, selling salaries, marketing and occupancy expenses as a result of decreased revenue in Fiscal 2024. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

The loss from continuing operations before income taxes (“pretax loss") for Fiscal 2024 was $21.8 million, compared to earnings from continuing operations before income taxes ("pretax earnings") of $90.1 million for Fiscal 2023. The pretax loss for Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $1.8 million which included $1.1 million for severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain. Pretax earnings for Fiscal 2023 included an asset impairment and other charge of $0.9 million which included $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of the pension plan.

The net loss for Fiscal 2024 was $16.8 million, or $1.50 diluted loss per share compared to net earnings of $71.9 million, or $5.66 diluted earnings per share for Fiscal 2023. The net loss for Fiscal 2024 includes a $9.4 million ($7.2 million, net of tax) gain from insurance proceeds related to legacy environmental matters. The effective income tax rate was (8.5%) for Fiscal 2024 compared to 19.8% for Fiscal 2023. The effective tax rate for Fiscal 2024 was lower compared to Fiscal 2023, reflecting the impact of recording a valuation allowance against certain tax attributes that we no longer believe it is more-likely-than-not we will realize the benefit, partially offset by accrued interest related to a IRS refund that is due to the Company. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Journeys Group

	Fiscal Year Ended		%
	2024	2023	Change
	(dollars in thousands)
Net sales	$1,363,835	$1,482,203	(8.0)%
Operating income	$11,072	$94,404	(88.3)%
Operating margin	0.8%	6.4%

Net sales from Journeys Group decreased 8.0% to $1.4 billion for Fiscal 2024 compared to $1.5 billion for Fiscal 2023, primarily due to a total comparable sales decrease of 9% driven by decreased store sales, partially offset by increased digital comparable sales. In addition, there was a 3% decrease in the average number of Journeys stores for Fiscal 2024. We believe the Journeys consumer continues to be pressured by inflation and has chosen to conserve discretionary spending and primarily shop when the consumer has a key footwear item to purchase and take advantage of the abundance of discounted athletic product elsewhere in the market. The shift in the consumer's shopping behavior to shop almost exclusively for key footwear items in an environment with a general lack of innovation in footwear, has put pressure on our core product assortment. Highlights for Journeys in Fiscal 2024 were the launches of its All Access loyalty program and buy-online-pick-up-in-store in North America to encouraging results.

The store count for Journeys Group was 1,063 stores at the end of Fiscal 2024, including 222 Journeys Kidz stores, 39 Journeys stores in Canada and 33 Little Burgundy stores in Canada, compared to 1,130 stores at the end of Fiscal 2023, including 233 Journeys Kidz stores, 45 Journeys stores in Canada and 34 Little Burgundy stores in Canada.

Journeys Group operating income for Fiscal 2024 decreased 88.3% to $11.1 million, compared to $94.4 million for Fiscal 2023. The decrease in operating income was primarily due to (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales, primarily reflecting increased promotional activity and (iii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, selling salaries, depreciation and compensation expenses as a result of decreased revenue in Fiscal 2024.

Schuh Group

	Fiscal Year Ended		%
	2024	2023	Change
	(dollars in thousands)
Net sales	$480,164	$432,002	11.1%
Operating income	$21,435	$17,601	21.8%
Operating margin	4.5%	4.1%

Net sales from the Schuh Group increased 11.1% to $480.2 million for Fiscal 2024 compared to $432.0 million for Fiscal 2023, primarily due to increased total comparable sales of 6% driven by increased e-commerce and store sales and a favorable impact of $11.8 million in sales due to changes in foreign exchange rates. Schuh's sales increased 8% on a local currency basis for Fiscal 2024. Our efforts to strengthen Schuh's value proposition has differentiated the business from competitors, grabbing the attention of new customers and enhancing our brand relationships. Schuh's loyalty program, Schuh Club, has been key to strengthening Schuh's market position. Schuh Group operated 122 stores at the end of Fiscal 2024 and Fiscal 2023.

Schuh Group operating income for Fiscal 2024 was $21.4 million compared to $17.6 million for Fiscal 2023. The 21.8% increase in operating income this year reflects (i) increased net sales and (ii) increased gross margin as a percentage of net sales, reflecting an elevated product mix and reduced duties and freight as a result of the new ROI-based distribution center. In addition, operating income included a favorable impact of $1.3 million due to changes in foreign exchange rates compared to last year. Selling and administrative expenses increased as a percentage of net sales reflecting increased selling salaries, marketing expense and performance-based compensation expense, partially offset by decreased occupancy expense.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2024	2023	Change
	(dollars in thousands)
Net sales	$339,446	$314,759	7.8%
Operating income	$16,314	$14,364	13.6%
Operating margin	4.8%	4.6%

Johnston & Murphy Group net sales increased 7.8% to $339.4 million for Fiscal 2024 from $314.8 million for Fiscal 2023 primarily due to increased total comparable sales of 9% driven by increased store and e-commerce sales, partially offset by decreased wholesale sales. Compelling product and strong sales of non-footwear items contributed to the increase in sales for Fiscal 2024. Johnston & Murphy has repositioned its brand to a multi-category lifestyle brand, offering more casual and comfortable footwear and apparel, and it continues to resonate well with its consumers' more casual preferences. Retail operations accounted for 78.3% of Johnston & Murphy Group's sales in Fiscal 2024, up from 76.0% in Fiscal 2023. The store count for Johnston & Murphy retail operations at the end of Fiscal 2024 was 156 Johnston & Murphy shops and factory stores, including five stores in Canada, compared to 158 Johnston & Murphy shops and factory stores, including six stores in Canada, at the end of Fiscal 2023.

Johnston & Murphy Group operating income for Fiscal 2024 increased 13.6% to $16.3 million compared to $14.4 million in Fiscal 2023. The increase was primarily due to (i) increased net sales and (ii) increased gross margin as a percentage of net sales reflecting a decrease in air freight, partially offset by increased retail markdowns, warehouse costs and increased inventory reserves. Selling and administrative expenses increased as a percentage of net sales in Fiscal 2024 compared to Fiscal 2023 reflecting increased marketing expense, professional fees and compensation expense, partially offset by decreased performance-based compensation expense and occupancy expense.

Genesco Brands Group

	Fiscal Year Ended		%
	2024	2023	Change
	(dollars in thousands)
Net sales	$141,179	$155,924	(9.5)%
Operating loss	$(8)	$(678)	98.8%
Operating margin	(0.0)%	(0.4)%

Net sales for Genesco Brands Group decreased 9.5% to $141.2 million for Fiscal 2024 from $155.9 million for Fiscal 2023, primarily due to higher sell-in in the first half of the prior year as retailers were replenishing inventory due to supply chain constraints as well as an intentional strategy to pull back value channel sales.

The operating loss for Genesco Brands Group in Fiscal 2024 was basically break even compared to an operating loss of $0.7 million in Fiscal 2023. The improvement in the operating loss was primarily due to increased gross margin as a percentage of net sales reflecting the easing of freight and logistics pressures, favorable changes in product mix and increased prices. Selling and administrative expenses increased as a percentage of net sales reflecting deleverage of expenses as a result of decreased revenue in Fiscal 2024 as well as increased performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2024 was $62.3 million compared to $32.5 million for Fiscal 2023. Corporate and other expense in Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $1.8 million charge in asset impairment and other charges which included $1.1 million in severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain. Corporate and other expense in Fiscal 2023 included $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of our pension plan.

Net interest expense increased $4.9 million to $7.8 million in Fiscal 2024 from $2.9 million in Fiscal 2023 primarily reflecting increased average borrowings and higher interest rates.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Fiscal Year Ended
(in thousands)	February 3, 2024	January 28, 2023	Increase (Decrease)
Net cash provided by (used in) operating activities	$94,796	$(164,884)	$259,680
Net cash used in investing activities	(60,001)	(59,934)	(67)
Net cash used in financing activities	(47,579)	(45,530)	(2,049)
Effect of foreign exchange rate fluctuations on cash	(51)	(2,187)	2,136
Net decrease in cash	$(12,835)	$(272,535)	$259,700

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $259.7 million higher in Fiscal 2024 compared to Fiscal 2023, reflecting primarily the following factors:

•
a $263.9 million increase in cash flow from changes in inventory, primarily reflecting a decrease in inventory, primarily Journeys and Johnston & Murphy inventory, in Fiscal 2024 compared to the re-inventorying of our operating business units in Fiscal 2023 following the supply chain disruptions in Fiscal 2022, partially offset by a $15.8 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in Fiscal 2024; and
•
a $47.3 million increase in cash flow from changes in other accrued liabilities, primarily reflecting a significantly lower payment of Fiscal 2023 performance-based compensation accruals in Fiscal 2024 compared to Fiscal 2023; partially offset by
•
an $88.7 million decrease in cash flow from decreased earnings in Fiscal 2024.

Cash used in investing activities was flat for Fiscal 2024 compared to Fiscal 2023 as the increased capital expenditures for investments in retail stores and omni-channel was offset by decreased capital expenditures for the new corporate headquarters building.

Cash used in financing activities was $2.0 million higher in Fiscal 2024 as compared to Fiscal 2023 primarily reflecting decreased revolver borrowings in Fiscal 2024, partially offset by decreased share repurchases this year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On January 28, 2022, we entered into a Third Amendment (the "Third Amendment") to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (as amended, the "Credit Facility" or the "Credit Agreement") to, among other things, extend the maturity date to January 28, 2027 and remove the $17.5 million first in-last out term loan. The Total Commitments (as defined in the Credit Agreement) for revolving loans is $332.5 million. As of February 3, 2024 we have $32.9 million in U.S. revolver borrowings and $1.8 million (C$2.4 million) related to GCO Canada ULC. We had outstanding letters of credit of $6.9 million under the Credit Facility at February 3, 2024. These letters of credit support lease and insurance indemnifications.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC (“Lloyds”) for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaced Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis. As of February 3, 2024, we did not have any borrowings under the Schuh Facility Agreement.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of February 3, 2024.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2025 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund as non-current prepaid income taxes on the Consolidated Balance Sheets as of February 3, 2024.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of February 3, 2024.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$34,682	$—	$34,682
Operating Lease Obligations(1)	566,926	152,087	414,839
Purchase Obligations(2)	8,495	8,495	—
Other Long-Term Liabilities	539	153	386
Total Contractual Obligations	$610,642	$160,735	$449,907

(1) Operating lease obligations excludes $10.5 million for leases signed but not yet commenced.

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

Capital Expenditures

Capital expenditures were $60.3 million and $59.9 million for Fiscal 2024 and 2023, respectively. The $0.4 million increase in Fiscal 2024 capital expenditures as compared to Fiscal 2023 is primarily due to increases for new stores, renovations and computer hardware, software and warehouse enhancements to drive traffic and omni-channel initiatives, almost offset by decreased capital expenditures for our new corporate headquarters.

We expect total capital expenditures for Fiscal 2025 to be approximately $52-$57 million of which approximately 59% is for new stores and renovations and 41% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel initiatives and other projects. We do not currently have any longer term capital expenditures or other cash requirements other than as set forth in the contractual obligations table. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of February 3, 2024, we have $52.1 million remaining under the expanded share repurchase authorization. We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. During the first quarter of Fiscal 2025, through March 27, 2024, we did not repurchase any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 15, "Legal Proceedings", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We have $34.7 million of outstanding U.S. revolver borrowings, which includes $1.8 million (C$2.4 million) related to GCO Canada ULC, at a weighted average interest rate of 7.79% as of February 3, 2024. A 100 basis point increase in interest rates would increase annual interest expense by $0.3 million on the $34.7 million revolver borrowings.

Cash – Our cash balances are held in our bank accounts and not invested at this time. We did not have significant exposure to changing interest rates on invested cash at February 3, 2024. As a result, we consider the interest rate risk implicit in these investments at February 3, 2024 to be low. We did not hold any cash equivalents at February 3, 2024.

Summary – Based on our overall market interest rate exposure at February 3, 2024, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2025 would not be material.

Accounts Receivable – Our accounts receivable balance at February 3, 2024 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 18%, one customer accounted for 16%, one customer accounted for 11% and one customer accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 8% of our total trade receivables balance as of February 3, 2024. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating income for Fiscal 2024 were positively impacted by $11.8 million and $1.3 million, respectively, due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2024 are included in Note 2, "New Accounting Pronouncements", to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.7 million at February 3, 2024.

Impairment of Long-Lived Assets

We periodically assess the recoverability of our long-lived assets, other than goodwill, and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.

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

Revenue Recognition

In accordance with ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for corresponding goods. Substantially all of our sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. We elected the practical expedient within ASC 606 related to taxes that are assessed by a governmental authority, which allows for the exclusion of sales and value added tax from transaction price.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent it is more likely than not that some portion or all of a deferred asset will not be realized, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 3, 2024, we had a deferred tax valuation allowance of $44.0 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information regarding market risk appearing under the heading “Financial Market Risk” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting

We have audited Genesco Inc. and Subsidiaries’ internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three fiscal years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated March 27, 2024 expressed an unqualified opinion thereon.

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

March 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three fiscal years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2024 expressed an unqualified opinion thereon.

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

Valuation of Genesco Brands Group Goodwill
Description of the Matter

During the fiscal year ended February 3, 2024, the Company recorded $28.5 million of impairment expense related to the goodwill associated with the Genesco Brands Group. As discussed in Notes 1 and 3 to the consolidated financial statements, goodwill at the reporting unit level is qualitatively or quantitatively tested for impairment at least annually, at the beginning of the Company’s fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The quantitative evaluation of goodwill impairment involves the comparison of the fair value of the reporting unit to the carrying value of the reporting unit.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Genesco Brands goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s identification of the Togast reporting unit and management’s review of the significant assumptions utilized within the fair value model, including the development of the prospective financial information and determination of the weighted average cost of capital.

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

Nashville, Tennessee

March 27, 2024

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 3, 2024	January 28, 2023
Current Assets:
Cash	$35,155	$47,990
Accounts receivable, net of allowances of $4,266 at February 3, 2024 and $3,710 at January 28, 2023	53,618	40,818
Inventories	378,967	458,017
Prepaids and other current assets	39,611	25,844
Total current assets	507,351	572,669
Property and equipment, net	240,266	233,733
Operating lease right of use asset	436,896	470,991
Goodwill	9,565	38,123
Other intangibles	27,250	27,430
Non-current prepaid income taxes	56,839	54,111
Deferred income taxes	26,230	28,563
Other noncurrent assets	25,493	30,806
Total Assets	$1,329,890	$1,456,426
Liabilities and Equity
Current Liabilities:
Accounts payable	$114,621	$144,998
Current portion - operating lease liability	129,189	134,458
Other accrued liabilities	75,727	81,327
Total current liabilities	319,537	360,783
Long-term debt	34,682	44,858
Long-term operating lease liability	359,073	401,113
Other long-term liabilities	45,396	42,706
Total liabilities	758,688	849,460
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	813	815
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,961	13,089
Additional paid-in capital	319,143	305,260
Retained earnings	296,766	346,870
Accumulated other comprehensive loss	(39,624)	(41,211)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	571,202	606,966
Total Liabilities and Equity	$1,329,890	$1,456,426

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2024	2023	2022
Net sales	$2,324,624	$2,384,888	$2,422,084
Cost of sales	1,225,804	1,248,698	1,240,948
Gross margin	1,098,820	1,136,190	1,181,136
Selling and administrative expenses	1,082,040	1,042,094	1,033,625
Goodwill impairment	28,453	—	—
Asset impairments and other, net	1,787	855	(8,056)
Operating income (loss)	(13,460)	93,241	155,567
Other components of net periodic benefit cost	537	248	128
Interest expense (net of interest income of $0.4 million, $0.3 million and $0.6 million for Fiscal 2024, 2023 and 2022, respectively)	7,777	2,920	2,448
Earnings (loss) from continuing operations before income taxes	(21,774)	90,073	152,991
Income tax expense	1,854	17,831	38,044
Earnings (loss) from continuing operations	(23,628)	72,242	114,947
Gain (Loss) from discontinued operations, net of tax	6,801	(327)	(97)
Net Earnings (Loss)	$(16,827)	$71,915	$114,850

Basic earnings (loss) per common share:
Continuing operations	$(2.10)	$5.80	$8.11
Discontinued operations	0.60	(0.03)	0.00
Net earnings (loss)	$(1.50)	$5.77	$8.11

Diluted earnings (loss) per common share:
Continuing operations	$(2.10)	$5.69	$7.92
Discontinued operations	0.60	(0.03)	0.00
Net earnings (loss)	$(1.50)	$5.66	$7.92

Weighted average shares outstanding:
Basic	11,243	12,457	14,170
Diluted	11,243	12,707	14,509

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

In Thousands, except as noted

	Fiscal Year
	2024	2023	2022
Net earnings (loss)	$(16,827)	$71,915	$114,850
Other comprehensive income (loss):
Postretirement liability adjustment net of tax of $0.0 million, $0.1 million and $0.3 million for 2024, 2023 and 2022, respectively	99	340	(735)
Foreign currency translation adjustments	1,488	(5,143)	(613)
Total other comprehensive income (loss)	1,587	(4,803)	(1,348)
Comprehensive Income (Loss)	$(15,240)	$67,112	$113,502

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(16,827)	$71,915	$114,850
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,441	42,818	42,969
Deferred income taxes	3,452	(26,394)	(18,710)
Goodwill impairment	28,453	—	—
Impairment of long-lived assets	958	1,550	2,049
Share-based compensation expense	14,014	14,017	9,132
Provision for discontinued operations	514	440	132
Loss (gain) on sale of assets	128	159	(19,140)
Other	1,000	225	766
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(13,287)	(1,082)	(8,280)
Inventories	80,352	(183,583)	10,829
Prepaids and other current assets	(13,659)	45,386	58,388
Accounts payable	(27,665)	(11,839)	3,763
Other accrued liabilities	(2,011)	(49,276)	50,927
Other assets and liabilities	(10,067)	(69,220)	(7,805)
Net cash provided by (used in) operating activities	94,796	(164,884)	239,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60,303)	(59,934)	(53,905)
Other investing activities	215	—	74
Acquisitions, net of cash acquired	—	—	(80)
Proceeds from asset sales	87	0	20,013
Net cash used in investing activities	(60,001)	(59,934)	(33,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	477,841	338,818	29,283
Payments on revolving credit facility	(488,438)	(308,768)	(46,516)
Shares repurchased related to share repurchase plan	(32,027)	(77,470)	(78,068)
Shares repurchased related to taxes for share-based awards	(2,249)	(3,942)	(4,076)
Change in overdraft balances	(2,694)	5,976	(516)
Additions to deferred financing costs	(12)	(144)	(1,276)
Net cash used in financing activities	(47,579)	(45,530)	(101,169)
Effect of foreign exchange rate fluctuations on cash	(51)	(2,187)	631
Net Increase (Decrease) in Cash	(12,835)	(272,535)	105,434
Cash at beginning of year	47,990	320,525	215,091
Cash at end of year	$35,155	$47,990	$320,525
Supplemental information:
Interest paid	$7,841	$2,742	$2,331
Income taxes paid (refunded)	5,888	50,562	(178)
Cash paid for amounts included in measurement of operating lease liabilities	187,129	180,042	193,661
Operating leased assets obtained in exchange for new operating lease liabilities	128,017	93,068	80,378

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 30, 2021	$1,009	$15,438	$282,308	$320,920	$(35,059)	$(17,857)	$566,759
Net earnings	—	—	—	114,850	—	—	114,850
Other comprehensive loss	—	—	—	—	(1,348)	—	(1,348)
Share-based compensation expense	—	—	9,132	—	—	—	9,132
Restricted stock issuance	—	244	(244)	—	—	—	—
Restricted shares withheld for taxes	—	(65)	65	(4,076)	—	—	(4,076)
Shares repurchased	—	(1,361)	—	(81,488)	—	—	(82,849)
Other	(182)	—	183	—	(1)	—	—
Balance January 29, 2022	827	14,256	291,444	350,206	(36,408)	(17,857)	602,468
Net earnings	—	—	—	71,915	—	—	71,915
Other comprehensive loss	—	—	—	—	(4,803)	—	(4,803)
Share-based compensation expense	—	—	14,017	—	—	—	14,017
Restricted stock issuance	—	316	(316)	—	—	—	—
Restricted shares withheld for taxes	—	(73)	73	(3,942)	—	—	(3,942)
Shares repurchased	—	(1,380)	—	(71,309)	—	—	(72,689)
Other	(12)	(30)	42	—	—	—	—
Balance January 28, 2023	815	13,089	305,260	346,870	(41,211)	(17,857)	606,966
Net loss	—	—	—	(16,827)	—	—	(16,827)
Other comprehensive income	—	—	—	—	1,587	—	1,587
Share-based compensation expense	—	—	14,014	—	—	—	14,014
Restricted stock issuance	—	296	(296)	—	—	—	—
Restricted shares withheld for taxes	—	(86)	86	(2,249)	—	—	(2,249)
Shares repurchased, including excise tax	—	(1,261)	—	(31,028)	—	—	(32,289)
Other	(2)	(77)	79	—	—	—	—
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the U.K. and the ROI; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, littleburgundyshoes.com, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At February 3, 2024, we operated 1,341 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During Fiscal 2024, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these financial statements each consisted of 52 weeks, except for Fiscal 2024, which consisted of 53 weeks. Fiscal 2024 ended on February 3, 2024, Fiscal 2023 ended on January 28, 2023 and Fiscal 2022 ended on January 29, 2022.

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

Cash

Our foreign subsidiaries held cash of approximately $23.2 million and $35.9 million as of February 3, 2024 and January 28, 2023, respectively, which is included in cash on the Consolidated Balance Sheets. Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

foreign operations will be indefinitely reinvested and have recorded U.S. taxes in accordance with applicable U.S. tax rules and regulations.

The majority of payments due from banks for customer credit cards are classified as cash, as they generally settle within 24-48 hours.

At February 3, 2024 and January 28, 2023, outstanding checks drawn on zero-balance accounts at certain domestic banks exceeded book cash balances at those banks by approximately $3.3 million and $6.0 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 18%, one customer accounted for 16%, one customer accounted for 11% and one customer accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 8% of our total trade receivables balance as of February 3, 2024.

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

Depreciation expense related to property and equipment was approximately $48.9 million, $42.3 million and $42.4 million for Fiscal 2024, 2023 and 2022, respectively.

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

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $11.0 million and $10.8 million as of February 3, 2024 and January 28, 2023, respectively.

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

Our Consolidated Balance Sheets include an accrued liability for gift cards of $5.6 million and $6.0 million as of February 3, 2024 and January 28, 2023, respectively. Gift card breakage recognized as revenue was $1.1 million, $1.0 million and $1.0 million for Fiscal 2024, 2023 and 2022, respectively. During Fiscal 2024, we recognized $3.7 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of January 28, 2023.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $12.1 million, $12.4 million and $12.8 million for Fiscal 2024, 2023 and 2022, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $309.8 million, $307.5 million and $299.6 million for Fiscal 2024, 2023 and 2022, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $124.7 million, $118.5 million and $106.4 million for Fiscal 2024, 2023 and 2022, respectively.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $13.1 million, $16.3 million and $10.7 million for Fiscal 2024, 2023 and 2022, respectively. During Fiscal 2024, 2023 and 2022, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Share-Based Compensation

We have a share-based compensation plan, the Genesco Inc. Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"), which became effective June 25, 2020 and amended and restated June 22, 2023. Under the 2020 Plan, we may grant non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based share units ("PSUs") and other stock-based awards to our key employees, non-employee directors and consultants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. Compensation expense for RSAs, RSUs and PSUs, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For PSUs, at the end of each reporting period compensation expense is updated for our expected performance level against the performance goals, which involves judgment as to the achievement of certain performance metrics.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions were not material for Fiscal 2024, 2023 and 2022.

Commitments

As a result of the Togast acquisition, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of related inventories owned by Samsung. If the product is sold below Samsung’s cost, we are committed to Samsung for the difference between the sales price and its cost. At February 3, 2024, the related inventory owned by Samsung had a historical cost of $8.5 million. As of February 3, 2024, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung’s historical cost.

Note 2

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendment in this ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adoption on our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption on our Consolidated Financial Statements and related disclosures.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Journeys Group	Genesco Brands Group	Total Goodwill
Balance, January 28, 2023	$9,662	$28,461	$38,123
Impairment	—	(28,453)	(28,453)
Effect of foreign currency exchange rates	(97)	(8)	(105)
Balance, February 3, 2024	$9,565	$—	$9,565

Goodwill Valuation (Genesco Brands Group)

As required under ASC 350, "Intangibles - Goodwill and Other," we annually assess our goodwill and indefinite lived trade names for impairment and on an interim basis if indicators of impairment are present. Our annual assessment date of goodwill and indefinite lived trade names is the first day of the fourth quarter. In accordance with ASC 350, when indicators of impairment are present on an interim basis, we must assess whether it is “more likely than not” (i.e., a greater than 50% chance) that an impairment has occurred.

Due to a dispute during the second quarter of Fiscal 2024 with a Genesco Brands Group licensor regarding renewal of their current license in the normal course which was resolved in Fiscal 2025, and based on the requirements of ASC 350, we identified indicators of impairment in the second quarter of Fiscal 2024 and determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of our Togast reporting unit. Consistent with our Fiscal 2023 annual assessment, our analyses included preparing an income approach and a market approach model. The fair value estimates under the income approach are sensitive to significant assumptions required to develop prospective financial information related to growth rates in sales, costs, and estimates of future expected changes in operating margins. Other significant assumptions relate to estimating the weighted average cost of capital utilized for discounting cash flow estimates and terminal period growth rates. These significant assumptions are affected by expectations about future market or economic conditions. The market approach model considers valuations of comparable companies as an input in the determination of the value of the reporting unit.

Based upon the results of these analyses, we concluded the goodwill attributed to Togast was fully impaired. As a result, we recorded a non-cash impairment charge of $28.5 million in the second quarter of Fiscal 2024.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Goodwill and Other Intangible Assets, Continued

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Feb. 3, 2024	Jan. 28, 2023	Feb. 3, 2024	Jan. 28, 2023	Feb. 3, 2024	Jan. 28, 2023	Feb. 3, 2024	Jan. 28, 2023
Gross other intangibles	$24,464	$24,077	$6,501	$6,475	$400	$400	$31,365	$30,952
Accumulated amortization	—	—	(3,715)	(3,122)	(400)	(400)	(4,115)	(3,522)
Other Intangibles, net	$24,464	$24,077	$2,786	$3,353	$—	$—	$27,250	$27,430

(1)
Includes a $21.3 million trademark at February 3, 2024 related to Schuh Group and $3.2 million related to Journeys Group.
(2)
Includes $5.1 million for the Togast acquisition.
(3)
Backlog for Togast.

The amortization of intangibles was $0.6 million for each of Fiscal 2024, Fiscal 2023 and Fiscal 2022. Currently, amortization of intangibles is expected to be $0.6 million for each of the next four years and $0.5 million in five years.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment and operating lease right of use assets, in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $1.8 million in Fiscal 2024, including $1.1 million for severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain.

We recorded a pretax charge to earnings of $0.9 million in Fiscal 2023, including $1.6 million for asset impairments, partially offset by a $0.7 million gain on the termination of our pension plan.

We recorded a pretax gain to earnings of $8.1 million in Fiscal 2022, including an $18.1 million gain on the sale of a warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and $2.0 million for asset impairments.

Note 5

Inventories

(In thousands)	February 3, 2024	January 28, 2023
Wholesale finished goods	$57,678	$84,209
Retail merchandise	321,289	373,808
Total Inventories	$378,967	$458,017

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	February 3, 2024	January 28, 2023
Land	$7,092	$7,046
Buildings and building equipment	75,775	73,707
Computer hardware, software and equipment	204,525	158,152
Furniture and fixtures	129,509	128,163
Construction in progress	4,613	36,256
Improvements to leased property	346,827	340,533
Property and equipment, at cost	768,341	743,857
Accumulated depreciation	(528,075)	(510,124)
Total Property and Equipment, net	$240,266	$233,733

(In thousands)	February 3, 2024	January 28, 2023
Accrued employee compensation	$19,906	$15,715
Accrued other taxes	9,050	11,551
Accrued income taxes	1,242	2,296
Provision for discontinued operations	549	536
Other accrued liabilities	44,980	51,229
Total Other Current Accrued Liabilities	$75,727	$81,327

Note 7

Fair Value

The carrying amounts and fair values of our financial instruments at February 3, 2024 and January 28, 2023 are:

(In thousands)	February 3, 2024		January 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. revolver borrowings	$34,682	$34,638	$30,000	$30,219
U.K. revolver borrowings	—	—	14,858	14,864

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

As of February 3, 2024, we have $0.2 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

As of February 3, 2024, we have $6.3 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Long-Term Debt

Credit Facility

On January 28, 2022, we entered into the Third Amendment to our Credit Facility dated as of January 31, 2018 between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent, to, among other things, (i) extend the maturity date to January 28, 2027, (ii) remove the first in-last out term loan that was in an amount equal to $17.5 million and (iii) add certain in-transit inventory to the borrowing base, subject to customary eligibility requirements. In addition, the Third Amendment makes conforming changes to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"), the Sterling Overnight Index Average ("SONIA") and EURIBOR. The Total Commitments (as defined in the Credit Agreement) for the revolving loans remains at $332.5 million.

The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles and deposit accounts. Equity interests, certain equipment, intellectual property and most leasehold interests are specifically excluded. The Credit Facility continues to provide for the borrowing base to include real estate as those assets are added or maintained as collateral and contains customary real estate covenants. The current outstanding long-term debt balance of $34.7 million bears interest at an average rate of 7.79% and matures January 28, 2027.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the loan cap. If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the loan cap, the Credit Facility requires us to have a fixed charge coverage ratio of not less than 1.0:1.0. Excess Availability was $218.8 million at February 3, 2024.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of February 3, 2024.

U.K. Facility Agreement

On November 2, 2022, Schuh entered into the Facility Agreement with Lloyds for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaced Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis.

We were in compliance with all the relevant terms and conditions of the Facility Agreement as of February 3, 2024.

The revolver borrowings outstanding under the Credit Facility at February 3, 2024 included $32.9 million U.S. revolver borrowings and $1.8 million (C$2.4 million) related to GCO Canada ULC. We had outstanding letters of credit of $6.9 million under the Credit Facility at February 3, 2024. These letters of credit support lease and insurance indemnifications.

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the years ended February 3, 2024, January 28, 2023 and January 29, 2022.

(In thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease cost	$164,355	$166,617	$174,127
Variable lease cost	14,582	16,966	21,540
Less: Sublease income	(173)	(314)	(246)
Net Lease Cost	$178,764	$183,269	$195,421

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at February 3, 2024:

Fiscal Years	(In thousands)
2025	$152,087
2026	125,851
2027	94,128
2028	57,240
2029	35,180
Thereafter	102,440
Total undiscounted future minimum lease payments	566,926
Less: Amounts representing interest	(78,663)
Total Present Value of Operating Lease Liabilities	$488,263

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of February 3, 2024 and January 28, 2023 are:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)	5.5 years	5.5 years
Weighted-average discount rate	5.3%	5.1%

As of February 3, 2024, we have additional operating leases that have not yet commenced with estimated right of use liabilities of $10.5 million. These leases will commence in Fiscal 2025 with lease terms of 1 to 10 years.

COVID-19 related lease concessions decreased our contractual rent expense by approximately $17 million during Fiscal 2022.

Note 10

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
		As of Fiscal Year End			As of Fiscal Year End
Class	Shares Authorized	2024	2023	2022	2024	2023	2022
Employees’ Subordinated Convertible Preferred	5,000,000	27,845	27,935	28,325	$836	$838	$850
Stated Value of Issued Shares					836	838	850
Employees’ Preferred Stock Purchase Accounts					(23)	(23)	(23)
Total Non-Redeemable Preferred Stock					$813	$815	$827

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 3, 2024 – 11,960,793 shares; January 28, 2023–13,088,782 shares. There were 488,464 shares held in treasury at February 3, 2024 and January 28, 2023. Each outstanding share is entitled to one vote. At February 3, 2024, common shares were reserved as follows: 27,845 shares for conversion of preferred stock and 730,381 shares for the 2020 Plan.

For the year ended February 3, 2024, shares of common stock were issued as follows: 257,744 restricted shares as part of the 2020 Plan; 38,284 shares to directors in exchange for their services; 86,179 shares withheld for taxes on restricted stock vested in Fiscal 2024; 76,633 shares of restricted stock forfeited in Fiscal 2024; and 90 shares issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 1,261,295 shares of common stock at an average weighted market price of $25.39 for a total of $32.0 million.

For the year ended January 28, 2023, shares of common stock were issued as follows: 299,914 restricted shares as part of the 2020 Plan; 16,536 shares to directors in exchange for their services; 73,137 shares withheld for taxes on restricted stock vested in Fiscal 2023; 31,057 shares of restricted stock forfeited in Fiscal 2023; and 390 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, we repurchased and retired 1,380,272 shares of common stock at an average weighted market price of $52.66 for a total of $72.7 million.

For the year ended January 29, 2022, shares of common stock were issued as follows: 229,363 restricted shares as part of the 2020 Plan; 14,936 shares to directors in exchange for their services; 64,535 shares withheld for taxes on restricted stock vested in Fiscal 2022; 6,885 shares of restricted stock forfeited in Fiscal 2022; and 6,100 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, we repurchased and retired 1,360,909 shares of common stock at an average weighted market price of $60.88 for a total of $82.8 million.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Equity, Continued

Restrictions on Dividends and Redemptions of Capital Stock:

Our charter provides that no dividends may be paid and no shares of capital stock acquired for value if there are dividend or redemption arrearages on any senior or equally ranked stock. We do not pay dividends and therefore, there are no redemption arrearages. Exchanges of subordinated serial preferred stock for common stock or other stock junior to such exchanged stock are permitted.

Note 11

Income Taxes

The components of earnings (loss) from continuing operations before income taxes is comprised of the following:

	Fiscal Year
(In thousands)	2024	2023	2022
United States	$(43,859)	$68,326	$130,517
Foreign	22,085	21,747	22,474
Total Earnings (Loss) from Continuing Operations before Income Taxes	$(21,774)	$90,073	$152,991

Income tax expense from continuing operations is comprised of the following:

	Fiscal Year
(In thousands)	2024	2023	2022
Current
U.S. federal	$(3,672)	$39,095	$48,770
International	3,419	2,984	3,555
State	744	3,805	3,798
Total Current Income Tax Expense	491	45,884	56,123
Deferred
U.S. federal	(5,060)	(25,704)	(22,542)
International	1,074	748	54
State	7,438	(1,438)	3,778
Total Deferred Income Tax Expense (Benefit)	3,452	(26,394)	(18,710)
Net Interest Related to Income Taxes
U.S. federal	(2,728)	(1,662)	583
International	—	—	—
State	66	3	48
Total Net Interest Related to Income Taxes	(2,662)	(1,659)	631
Tax Expense Recognized for Unrecognized Tax Benefits (“UTBS”) in the Statement of Operations
U.S. federal	—	—	—
International	—	—	—
State	573	—	—
Total Tax Expense Recognized for UTBS in the Statement of Operations	573	—	—
Total Income Tax Expense – Continuing Operations	$1,854	$17,831	$38,044

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	Fiscal Year
	2024	2023	2022
U. S. federal statutory rate of tax	21.00%	21.00%	21.00%
State taxes (net of federal tax benefit)	(0.92)	2.08	3.94
Foreign rate differential	0.76	(0.02)	(0.11)
Change in valuation allowance	(33.57)	(1.12)	1.58
Uncertain tax position	(2.63)	—	—
Credits	4.54	(1.18)	(0.55)
Global intangible low-tax income	(2.34)	—	—
Permanent items	(4.50)	0.64	(0.05)
IRS interest	9.90	(1.46)	—
Other	(0.75)	(0.14)	(0.94)
Effective Tax Rate	(8.51)%	19.80%	24.87%

We are subject to a tax on global intangible low-tax income (“GILTI”). GILTI taxes foreign income in excess of deemed return on tangible assets of a foreign corporation and we elected to treat this tax as a period cost. The impact from GILTI was not material for Fiscal 2024, 2023 or 2022.

We have a $56.8 million non-current prepaid income tax receivable on our Consolidated Balance Sheets as of February 3, 2024. This receivable relates to the remaining uncollected portion of our $107.2 million carryback of our Fiscal 2021 federal tax losses to prior tax periods under the CARES Act. The Internal Revenue Service ("IRS") is currently auditing the refund claim under the requirements of the Joint Committee on Taxation refund review process. We expect the examination process to extend for more than 12 months. We concluded that all positions in the refund claim met the more-likely-than-not standard based on the technical merits of the position and we recorded the benefit under the requirements of ASC 740. In addition, we recorded a $0.2 million unrecognized tax benefit related to the claim. It is possible the IRS could challenge our interpretation of the technical merits of the positions and the actual amount of the tax benefit may differ from the original refund claim.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

(In thousands)	February 3, 2024	January 28, 2023
Pensions	$348	$502
Lease obligation	127,220	139,486
Book over tax depreciation	12,976	16,430
Expense accruals	10,054	9,471
Uniform capitalization costs	7,515	8,381
Provisions for discontinued operations and restructurings	561	662
IRC Section 163 interest limitation	1,049	—
Inventory valuation	1,235	706
Tax net operating loss and credit carryforwards	24,164	23,146
Allowances for bad debts and notes	915	760
Deferred compensation and restricted stock	2,773	3,012
Identified intangibles	5,987	1,162
Other	33	33
Gross deferred tax assets	194,830	203,751
Deferred tax asset valuation allowance	(43,961)	(36,482)
Deferred tax asset net of valuation allowance	150,869	167,269
Identified intangibles	(5,318)	(6,288)
Prepaids	—	(2,045)
Right of use asset	(119,658)	(132,050)
Tax over book depreciation	(2,736)	—
Other	(555)	(832)
Gross deferred tax liabilities	(128,267)	(141,215)
Net Deferred Tax Assets	$22,602	$26,054

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	As of Fiscal Year Ended
(In thousands)	2024	2023
Net non-current asset	$26,230	$28,563
Net non-current liability	(3,628)	(2,509)
Net Deferred Tax Assets	$22,602	$26,054

As of February 3, 2024 and January 28, 2023, we had state net operating loss carryforwards of $9.9 million and $9.0 million, respectively. We provided a valuation allowance against these attributes of $8.1 million as of February 3, 2024 and $3.2 million as of January 28, 2023. Expiration of these attributes will occur in various years through 2044.

As of each of February 3, 2024 and January 28, 2023, we had state tax credits of $0.6 million. We provided a valuation allowance against these attributes of $0.6 million as of each of February 3, 2024 and January 28, 2023. These credits expire in fiscal years 2025 through 2027.

As of February 3, 2024 and January 28, 2023, we had foreign net operating loss carryforwards of $41.4 million and $39.8 million, respectively, which have a carryforward period of at least 16 years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

As of February 3, 2024, we have provided a total valuation allowance of approximately $44.0 million on deferred tax assets associated primarily with foreign and state net operating losses for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $7.5 million net increase in valuation allowance during Fiscal 2024 from the $36.5 million provided for as of January 28, 2023 relates primarily to state tax attributes. We removed $2.4 million of German deferred tax assets and an equivalent amount of valuation allowance as our entity operating in Germany was merged out of existence in the period ended January 28, 2023. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized.

As of February 3, 2024, we have provided less than $0.1 million of deferred taxes on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the Tax Cuts and Jobs Act (the “Act”). Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain foreign operations will be indefinitely reinvested.

As of February 3, 2024, foreign tax credit carryforwards of approximately $3.8 million were available to reduce possible future U.S. income taxes and expire from 2028 to 2031. As a result of the Act, we may no longer utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $2.8 million has been established against these credits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Fiscal Year
(In thousands)	2024	2023	2022
Unrecognized Tax Benefit – Beginning of Period	$178	$178	$178
Gross Increases – Tax Positions in a Current Period	573	—	—
Settlements	—	—	—
Lapse of Statutes of Limitations	—	—	—
Unrecognized Tax Benefit – End of Period	$751	$178	$178

The amount of unrecognized tax benefits which would impact the annual effective tax rate if recognized were $0.8 million as of February 3, 2024, and $0.2 million each year as of January 28, 2023 and January 29, 2022. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2024, 2023 or 2022. We recorded $2.7 million and $1.7 million of interest income within income tax expense, net on the Consolidated Statements of Operations for the years ended February 3, 2024 and January 28, 2023, respectively, related to our outstanding federal refund request. We did not record any interest income within income tax expense, net for the year ended January 29, 2022.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 30, 2021 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. As part of the IRS audit of our federal income tax return for the fiscal year ended January 30, 2021, we have extended the statute of limitations for our fiscal years February 1, 2020, forward through April 30, 2025.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective for our tax periods ending February 1, 2025 and forward. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting similar legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

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

Our Consolidated Balance Sheets include other postretirement medical and life insurance liabilities of $5.3 million and $5.2 million as of February 3, 2024 and January 28, 2023, respectively. The amount recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets was $1.1 million and $1.3 million as of February 3, 2024 and January 28, 2023, respectively. Our Consolidated Statement of Operations includes net periodic benefit cost for other postretirement benefits of $0.5 million, $0.3 million and $0.2 million in Fiscal 2024, 2023 and 2022, respectively.

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees in the U.S, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older. There is a similar savings plan available to U.K. employees.

Since January 1, 2005, we began matching 100% of each U.S. employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2.5% of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for matching programs in the U.S. and U.K. was approximately $6.9 million for Fiscal 2024, $5.2 million for Fiscal 2023 and $5.9 million for Fiscal 2022.

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

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2024	2023	2022
Weighted-average number of shares - basic	11,243	12,457	14,170
Common stock equivalents	—	250	339
Weighted-average number of shares - diluted	11,243	12,707	14,509

Common stock equivalents are excluded in Fiscal 2024 due to the loss from continuing operations.

We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of February 3, 2024, we have $52.1 million remaining under the expanded share repurchase authorization. We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. We repurchased 1,360,909 shares during Fiscal 2022 at a cost of $82.8 million or an average of $60.88 per share. During the first quarter of Fiscal 2025, through March 27, 2024, we did not repurchase any shares.

Note 14

Share-Based Compensation Plans

We have a share-based compensation plan, the 2020 Plan, which became effective June 25, 2020. Under the 2020 Plan, we may grant non-qualified stock options, RSAs, RSUs and PSUs and other stock-based awards to our key employees, non-employee directors and consultants for up to 1.8 million shares of common stock. Under the 2020 Plan, as amended and restated on June 22, 2023, an additional 0.5 million shares of common stock were authorized for such grants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. The 2020 Plan replaced our Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”). There will be no future awards under the 2009 Plan.

Stock Options and Cash Incentive Plans

Under both the 2009 and 2020 Plans, the exercise price of each stock option equals the market price of our stock on the date of grant, and an option’s maximum term is 10 years. Stock options granted under both plans primarily vest 25% per year over four years. We did not capitalize any share-based compensation expense.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

In addition, we established the 2020 Restricted Cash Incentive Program (the “Program”) in Fiscal 2021 to attract and retain executive officers and key employees. Officers and employees of the Company or its subsidiaries during Fiscal 2021 were eligible to receive grants under the Program. Total cash of $2.7 million was granted in June 2020 under this Program. Cash granted under the Program will primarily vest 25% per year over four years. The compensation paid under the Program is taxable and subject to applicable tax withholding requirements. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for this cash grant was $0.5 million, $0.6 million and $0.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2024, 2023 and 2022. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date.

The grants for Fiscal 2024 and Fiscal 2023 were valued at $120,000 per director and the grants for Fiscal 2022 were valued at $107,500 per director. For Fiscal 2024, 2023 and 2022, we issued 37,264 shares, 16,536 shares and 14,936 shares, respectively, of director restricted stock. In addition, we issued 1,020 shares and 504 shares to newly elected directors in Fiscal 2024 and Fiscal 2022, respectively. We did not issue any shares to new directors in Fiscal 2023.

We recognized $1.0 million, $1.0 million and $0.7 million of director restricted stock related share-based compensation in Fiscal 2024, 2023 and 2022 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock Awards and Units

Under the 2020 Plan, we issued 256,866 shares, 221,581 shares and 228,444 shares of RSAs in Fiscal 2024, 2023 and Fiscal 2022, respectively. Shares of RSAs issued in Fiscal 2024 primarily vest 33% per year over three years and RSAs issued in Fiscal 2023 and 2022 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, we issued 77,487 shares of RSAs to certain executive employees in lieu of a portion of their performance-based compensation in Fiscal 2023. These restricted shares vest two-thirds in Fiscal 2024 and one-third in Fiscal 2025. Total RSAs issued in Fiscal 2023, including the annual grant to certain employees and performance-based compensation shares, were 299,068 restricted shares. Under the original 2020 Plan, restricted share grants depleted the shares available for future grants at a ratio of 1.72 shares per restricted share granted. Under the 2020 Plan, as amended and restated, restricted share grants after March 24, 2023 deplete the shares available for future grants at a ratio of 1.52 shares per restricted share granted.

Additionally, we issued 878, 846 and 919 RSUs in Fiscal 2024, 2023 and 2022, respectively, to certain employees at no cost that vest over three years. The fair value of RSAs and RSUs is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $12.6 million, $12.9 million and $8.3 million for Fiscal 2024, 2023 and 2022, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

A summary of the status of our nonvested shares of our RSAs as of February 3, 2024 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 30, 2021	666,090	$27.98
Granted	228,444	63.40
Vested	(162,205)	30.47
Withheld for federal taxes	(64,535)	30.36
Forfeited	(6,885)	34.89
Nonvested at January 29, 2022	660,909	39.46
Granted	299,068	57.91
Vested	(166,638)	38.03
Withheld for federal taxes	(73,137)	37.74
Forfeited	(31,057)	42.86
Nonvested at January 28, 2023	689,145	47.85
Granted	256,866	36.21
Vested	(210,757)	46.10
Withheld for federal taxes	(86,179)	44.87
Forfeited	(76,633)	45.32
Nonvested at February 3, 2024	572,442	$44.06

As of February 3, 2024, we had $17.0 million of total unrecognized compensation expense related to nonvested RSAs discussed above. That cost is expected to be recognized over a weighted average period of 1.44 years.

Performance-Based Share Units

In Fiscal 2024, we granted 96,866 PSUs (assuming target level achievement) to certain members of senior management. The actual number of shares that will be issued will be based on actual performance and can range from 0% and 200% of the shares granted. Performance conditions include both total Company and business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. Compensation expense for PSUs, net of forfeitures, is recognized on a straight-line basis over the requisite service period and is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of those goals. If performance goals are achieved, the PSUs will be issued based on the achievement level and will cliff vest in full at the end of the three-year performance period. Any portion of the PSUs that are not earned by the end of the three year period will be forfeited. Under the 2020 Plan, as amended and restated, PSUs deplete the shares available for future grants at a ratio of 1.52 shares per PSU granted. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for PSUs was $0.3 million for Fiscal 2024.

The weighted average grant date fair value of the 96,866 PSUs granted for Fiscal 2024 was $37.22 per share. There were 7,612 PSUs forfeited during Fiscal 2024 at a weighted average grant date fair value of $37.22 per share. PSUs outstanding as of February 3, 2024 were 89,254 shares, assuming performance achievement at target.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

As of February 3, 2024, we had $0.7 million of total unrecognized compensation expense related to non-vested PSUs discussed above. That cost is expected to be recognized over a weighted average period of 2.0 years. There were no modifications to PSUs in Fiscal 2024.

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

During the fourth quarter of Fiscal 2024, we received insurance proceeds totaling $9.4 million ($7.2 million, net of tax) related to legacy environmental matters discussed above. The insurance proceeds are included in gain (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations in Fiscal 2024.

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.0 million as of February 3, 2024, $1.7 million as of January 28, 2023 and $1.4 million as of January 29, 2022. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.5 million in Fiscal 2024, $0.4 million in Fiscal 2023 and $0.2 million in Fiscal 2022. These charges are included in gain (loss) from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Legal Proceedings, Continued

Guarantee Related to Discontinued Operations

As part of the Lids Sports Group sales transaction, the purchaser has agreed to indemnify and hold us harmless in connection with continuing obligations and any guarantees of ours in place as of February 2, 2019 in respect of post-closing or assumed liabilities or obligations of the Lids Sports Group business. The purchaser has agreed to use commercially reasonable efforts to have any guarantees by, or continuing obligations of, the Company released. However, we are contingently liable in the event of a breach by the purchaser of any such obligation to a third-party. In addition, we are a guarantor for five Lids Sports Group leases with lease expirations through May 2025 and estimated maximum future payments totaling $3.0 million as of February 3, 2024. We do not believe the fair value of the guarantees is material to our Consolidated Financial Statements.

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

Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt, corporate fixed assets, corporate operating lease right of use assets and miscellaneous investments. We do not allocate certain costs to each segment in order to make decisions and assess performance. These costs include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including severance, insurance gains, a gain on the termination of the pension plan, a gain on the sale of a distribution warehouse, major litigation and major lease terminations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,363,835	$480,164	$339,460	$145,224	$—	$2,328,683
Intercompany sales	—	—	(14)	(4,045)	—	(4,059)
Net sales to external customers(1)	1,363,835	480,164	339,446	141,179	—	2,324,624
Segment operating income (loss)	11,072	21,435	16,314	(8)	(32,033)	16,780
Goodwill impairment(2)	—	—	—	—	28,453	28,453
Asset impairments and other(3)	—	—	—	—	1,787	1,787
Operating income (loss)	11,072	21,435	16,314	(8)	(62,273)	(13,460)
Other components of net periodic benefit cost	—	—	—	—	537	537
Interest expense,net	—	—	—	—	7,777	7,777
Earnings (loss) from continuing operations before income taxes	$11,072	$21,435	$16,314	$(8)	$(70,587)	$(21,774)
Total assets at fiscal year end(4)	$659,150	$200,482	$165,217	$59,630	$245,411	$1,329,890
Depreciation and amortization	32,419	6,636	5,113	984	4,289	49,441
Capital expenditures	38,093	12,183	6,785	2,214	1,028	60,303

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2024.
(2)
Goodwill impairment of $28.5 million is related to Genesco Brands Group.
(3)
Asset impairments and other includes $1.1 million for severance and a $1.0 million charge for asset impairments in the Journeys Group, partially offset by a $0.3 million insurance gain.
(4)
Of our $677.2 million of long-lived assets, $89.4 million and $12.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,482,203	$432,002	$314,759	$158,684	$—	$2,387,648
Intercompany sales	—	—	—	(2,760)	—	(2,760)
Net sales to external customers(1)	1,482,203	432,002	314,759	155,924	—	2,384,888
Segment operating income (loss)	94,404	17,601	14,364	(678)	(31,595)	94,096
Asset impairments and other(2)	—	—	—	—	855	855
Operating income (loss)	94,404	17,601	14,364	(678)	(32,450)	93,241
Other components of net periodic benefit cost	—	—	—	—	248	248
Interest expense, net	—	—	—	—	2,920	2,920
Earnings (loss) from continuing operations before income taxes	$94,404	$17,601	$14,364	$(678)	$(35,618)	$90,073
Total assets at fiscal year end(3)	$732,124	$198,813	$194,417	$74,526	$256,546	$1,456,426
Depreciation and amortization	28,107	6,134	4,352	898	3,327	42,818
Capital expenditures	27,237	10,330	8,154	1,429	12,784	59,934

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 82% and 18%, respectively, of our net sales for Fiscal 2023.
(2)
Asset impairments and other includes a $1.6 million charge for asset impairments, of which $0.8 million is in the Journeys Group, $0.5 million is in the Johnston & Murphy Group, $0.2 million is in the Schuh Group and $0.1 million is in the Genesco Brands Group, partially offset by a $0.7 million gain on the termination of the pension plan.
(3)
Of our $704.7 million of long-lived assets, $93.3 million and $18.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2022
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,576,475	$423,560	$252,855	$170,619	$—	$2,423,509
Intercompany sales	—	—	—	(1,425)	—	(1,425)
Net sales to external customers(1)	1,576,475	423,560	252,855	169,194	—	2,422,084
Segment operating income (loss)	165,336	19,257	7,029	6,583	(50,694)	147,511
Asset impairments and other(2)	—	—	—	—	(8,056)	(8,056)
Operating income (loss)	165,336	19,257	7,029	6,583	(42,638)	155,567
Other components of net periodic benefit cost	—	—	—	—	128	128
Interest expense, net	—	—	—	—	2,448	2,448
Earnings (loss) from continuing operations before income taxes	$165,336	$19,257	$7,029	$6,583	$(45,214)	$152,991
Total assets at fiscal year end(3)	$678,680	$207,495	$128,187	$67,658	$480,079	$1,562,099
Depreciation and amortization	28,903	6,942	4,612	1,081	1,431	42,969
Capital expenditures	22,438	3,062	4,647	1,071	22,687	53,905

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 83% and 17%, respectively, of our net sales for Fiscal 2022.
(2)
Asset impairments and other includes an $18.1 million gain on the sale of a warehouse and a $0.6 million insurance gain, partially offset by $8.6 million for professional fees related to the actions of a shareholder activist and a $2.0 million charge for asset impairments, of which $1.0 million is in the Journeys Group, $0.8 million is in the Schuh Group and $0.2 million is in the Johnston & Murphy Group.
(3)
Of our $760.1 million of long-lived assets, $113.9 million and $26.0 million relate to long-lived assets in the U.K. and Canada, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and Board of Directors.

Based on their evaluation as of February 3, 2024, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 3, 2024, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 27, 2024, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, “Information about Our Executive Officers” in this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 27, 2024, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 27, 2024, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 3, 2024 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	878	$—	730,381
Equity compensation plans not approved by security holders	—	—	—
Total	878	$—	730,381

(1)
Restricted stock units issued to certain employees at no cost.
(2)
Such shares may be issued as restricted shares or other forms of stock-based compensation pursuant to our stock incentive plans.

* For additional information concerning our equity compensation plans, see the discussion in Note 14, "Share-Based Compensation Plans".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 27, 2024, to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 27, 2024, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8, Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, February 3, 2024 and January 28, 2023

Consolidated Statements of Operations, each of the three fiscal years ended 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss), each of the three fiscal years ended 2024, 2023 and 2022

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2024, 2023 and 2022

Consolidated Statements of Equity, each of the three fiscal years ended 2024, 2023 and 2022

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2024, 2023 and 2022

All other schedules are omitted because the required information is either not applicable or is presented in the financial statements or related notes. These schedules begin on page 89.

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

	j.	Fourth Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2023. (File No. 1-3083).
	k.	Genesco Inc. 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.’s Definitive Proxy Statement on Schedule 14A, filed May 15, 2020. (File No. 1-3083).
l.

Genesco Inc. Amended and Restated 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.'s Definitive Proxy Statement on Schedule 14A, filed May 12, 2023. (File No. 1-3083).

	m.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	n.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
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

	q.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).
	r.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 3083).

	s.	Form of Genesco Inc. Restricted Share Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 3083).
	t.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083). (P)
	u.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
	v.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
w.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

x.

First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

y.

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
bb.

Letter Agreement dated August 30, 2023, by and between the Company and Mario Gallione. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed August 31, 2023. (File No. 1-3083).

	cc.	Form of Genesco Inc. Restricted Share Award Agreement.
	dd.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	ee.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	ff.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	gg.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
hh.

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

(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 87.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97)	Genesco Inc. Amended and Restated Compensation Recoupment Policy, dated as of October 26, 2023.
101

The following materials from Genesco Inc.'s Annual Form on Form 10-K for the year ended February 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 3, 2024 and January 28, 2023, (ii) Consolidated Statements of Operations for each of the three fiscal years ended 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for each of the three fiscal years ended 2024, 2023 and 2022, (v) Consolidated Statements of Equity for each of the three fiscal years ended 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits (10)e through (10)s and (10)v through (10)cc are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

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

(4) Registration statement (Form S-8 No. 333-128201) of Genesco Inc.,

(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,

(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.,

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc.,

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc., and

(9) Registration statement (Form S-8 No. 333-274394) of Genesco Inc.

of our reports dated March 27, 2024, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries and included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 3, 2024, and the financial statement schedule of Genesco Inc. included herein.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 27, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Thomas A. George
Thomas A. George
Senior Vice President – Finance and
Chief Financial Officer

Date: March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February, 2024.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Thomas A. George	Senior Vice President – Finance and
Thomas A. George	Chief Financial Officer
(Principal Financial Officer)

/s/Brently G. Baxter	Vice President and Chief Accounting Officer
Brently G. Baxter	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew Bilunas*	Mary Meixelsperger*

Carolyn Bojanowski *	Gregory A. Sandfort*

John F. Lambros.*	Mimi E. Vaughn*

Thurgood Marshall, Jr.*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

February 3, 2024

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended February 3, 2024

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,710	$662	$(106)	$4,266
Markdown Allowance (1)	$6,018	$3,818	$(3,607)	$6,229

Year Ended January 28, 2023

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,656	$(78)	$(868)	$3,710
Markdown Allowance (1)	$3,159	$4,275	$(1,416)	$6,018

Year Ended January 29, 2022

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$5,015	$19	$(378)	$4,656
Markdown Allowance (1)	$14,951	$—	$(11,792)	$3,159

(1)
Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.