Form 10-Q
period 2024-05-04
GENESCO INC
filed 2024-06-13
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 4, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of May 31, 2024, there were 11,626,195 shares of the registrant's common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	May 4, 2024	February 3, 2024	April 29, 2023
Current Assets:
Cash	$19,247	$35,155	$31,786
Accounts receivable, net of allowances of $2,545 at May 4, 2024,
$4,266 at February 3, 2024 and $4,051 at April 29, 2023	50,119	53,618	54,068
Inventories	392,671	378,967	470,763
Prepaids and other current assets	46,003	39,611	42,325
Total current assets	508,040	507,351	598,942
Property and equipment, net	233,601	240,266	239,120
Operating lease right of use assets	420,133	436,896	477,962
Non-current prepaid income taxes	57,441	56,839	54,567
Goodwill	9,417	9,565	37,928
Other intangibles	26,914	27,250	27,538
Deferred income taxes	26,119	26,230	28,729
Other noncurrent assets	25,752	25,493	30,526
Total Assets	1,307,417	1,329,890	1,495,312
Liabilities and Equity
Current Liabilities:
Accounts payable	108,847	114,621	143,814
Current portion - operating lease liabilities	125,450	129,189	131,830
Other accrued liabilities	73,888	75,727	75,992
Total current liabilities	308,185	319,537	351,636
Long-term debt	59,444	34,682	118,151
Long-term operating lease liabilities	345,670	359,073	399,374
Other long-term liabilities	45,665	45,396	43,526
Total liabilities	758,964	758,688	912,687
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	812	813	812
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	12,122	11,961	13,052
Additional paid-in capital	322,288	319,143	308,817
Retained earnings	271,647	296,766	318,538
Accumulated other comprehensive loss	(40,559)	(39,624)	(40,737)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	548,453	571,202	582,625
Total Liabilities and Equity	$1,307,417	$1,329,890	$1,495,312

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net sales	$457,597	$483,332
Cost of sales	241,316	254,524
Gross margin	216,281	228,808
Selling and administrative expenses	247,831	251,497
Asset impairments and other, net	578	308
Operating loss	(32,128)	(22,997)
Other components of net periodic benefit cost	109	92
Interest expense, net	890	1,651
Loss from continuing operations before income taxes	(33,127)	(24,740)
Income tax benefit	(8,839)	(5,865)
Loss from continuing operations	(24,288)	(18,875)
Loss from discontinued operations, net of tax	(59)	(15)
Net Loss	$(24,347)	$(18,890)

Basic loss per common share:
Continuing operations	$(2.22)	$(1.60)
Discontinued operations	(0.01)	0.00
Net loss	$(2.23)	$(1.60)

Diluted loss per common share:
Continuing operations	$(2.22)	$(1.60)
Discontinued operations	(0.01)	0.00
Net loss	$(2.23)	$(1.60)

Weighted average shares outstanding:
Basic	10,930	11,818
Diluted	10,930	11,818

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(24,347)	$(18,890)
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	38	29
Foreign currency translation adjustments	(973)	445
Total other comprehensive income (loss)	(935)	474
Comprehensive Loss	$(25,282)	$(18,416)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	May 4, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,347)	$(18,890)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,237	11,286
Deferred income taxes	399	16
Impairment of long-lived assets	244	308
Share-based compensation expense	3,307	3,772
Other	72	315
Changes in working capital and other assets and liabilities:
Accounts receivable	3,573	(13,367)
Inventories	(14,466)	(11,789)
Prepaids and other current assets	(6,415)	(16,364)
Accounts payable	(5,816)	359
Other accrued liabilities	(2,158)	(4,843)
Other assets and liabilities	(1,374)	(11,248)
Net cash used in operating activities	(33,744)	(60,445)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,377)	(17,235)
Proceeds from asset sales	—	87
Net cash used in investing activities	(6,377)	(17,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	83,374	152,569
Payments on revolving credit facility	(58,573)	(79,469)
Shares repurchased related to share repurchase plan	—	(9,170)
Shares repurchased related to taxes for share-based awards	(773)	(449)
Change in overdraft balances	214	(1,698)
Net cash provided by financing activities	24,242	61,783
Effect of foreign exchange rate fluctuations on cash	(29)	(394)
Net decrease in cash	(15,908)	(16,204)
Cash at beginning of period	35,155	47,990
Cash at end of period	$19,247	$31,786
Supplemental information:
Interest paid	$761	$1,147
Income taxes paid	1,116	626

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Other	(3)	(3)	6	(78)	—	—	(78)
Balance April 29, 2023	$812	$13,052	$308,817	$318,538	$(40,737)	$(17,857)	$582,625

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	$812	$12,122	$322,288	$271,647	$(40,559)	$(17,857)	$548,453

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2024, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 27, 2024. The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending February 1, 2025 ("Fiscal 2025"), which is a 52-week year, and of the fiscal year ended February 3, 2024 ("Fiscal 2024"), which was a 53-week year. All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from the audited financial statements at that date.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com as well as catalogs. We also source, design, market and distribute footwear and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At May 4, 2024, we operated 1,321 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended May 4, 2024 and April 29, 2023, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.4 million and $3.5 million for the first quarters of Fiscal 2025 and Fiscal 2024, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $75.5 million and $76.4 million for the first quarters of Fiscal 2025 and Fiscal 2024, respectively.

Advertising Costs

Advertising costs were $23.7 million and $23.6 million for the first quarters of Fiscal 2025 and Fiscal 2024, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $1.9 million and $4.7 million for the first quarters of Fiscal 2025 and Fiscal 2024, respectively. During the first three months of each of Fiscal 2025 and Fiscal 2024, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations and financial reporting. As of May 4, 2024, there were no other new pronouncements or interpretations, other than those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 3, 2024, that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 3, 2024	$9,565
Effect of foreign currency exchange rates	(148)
Balance, May 4, 2024	$9,417

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	May 4, 2024	Feb. 3, 2024	May 4, 2024	Feb. 3, 2024	May 4, 2024	Feb. 3, 2024	May 4, 2024	Feb. 3, 2024
Gross other intangibles	$24,270	$24,464	$6,490	$6,501	$400	$400	$31,160	$31,365
Accumulated amortization	—	—	(3,846)	(3,715)	(400)	(400)	(4,246)	(4,115)
Net Other Intangibles	$24,270	$24,464	$2,644	$2,786	$—	$—	$26,914	$27,250

Note 3

Inventories

(In thousands)	May 4, 2024	February 3, 2024
Wholesale finished goods	$44,268	$57,678
Retail merchandise	348,403	321,289
Total Inventories	$392,671	$378,967

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at May 4, 2024 and February 3, 2024 are:

(In thousands)	May 4, 2024		February 3, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$59,444	$59,595	$34,682	$34,638
Total Long-Term Debt	$59,444	$59,595	$34,682	$34,638

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We did not have any debt classified as current portion as of May 4, 2024 or February 3, 2024.

As of May 4, 2024, we have $0.7 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of May 4, 2024, we have $6.5 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Credit Facility as of May 4, 2024 included $56.3 million U.S. revolver borrowings and $3.1 million (C$4.3 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of May 4, 2024. Excess availability under the Credit Facility was $200.1 million at May 4, 2024.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	May 4, 2024	April 29, 2023
Weighted-average number of shares - basic	10,930	11,818
Common stock equivalents	-	-
Weighted-average number of shares - diluted	10,930	11,818

Common stock equivalents of 0.2 million shares are excluded for each of the three months ended May 4, 2024 and April 29, 2023 due to the loss from continuing operations because to do so would be anti-dilutive.

We did not repurchase any shares during the first quarter of Fiscal 2025. We have $52.1 million remaining as of May 4, 2024 under our expanded share repurchase authorization announced in June 2023. We repurchased 255,000 shares during the first quarter of Fiscal 2024 at a cost of $9.2 million, or $35.96 per share.

During the second quarter of Fiscal 2025, through June 12, 2024, we have repurchased 7,700 shares at a cost of $0.2 million, or $24.90 per share.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.0 million as of May 4, 2024, $2.0 million as of February 3, 2024 and $1.7 million as of April 29, 2023. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first quarter of Fiscal 2025 or Fiscal 2024. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 8

Commitments

As part of our Genesco Brands Group business, we have a commitment to Samsung C&T America, Inc. (“Samsung”) related to the ultimate sale and valuation of any inventories owned by Samsung. If product is sold below Samsung’s cost, we are required to pay to Samsung the difference between the sales price and its cost. At May 4, 2024, the inventory owned by Samsung had a historical cost of $7.8 million. As of May 4, 2024, we believe that we have appropriately accounted for any differences between the fair value of the Samsung inventory and Samsung's historical cost.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9

Business Segment Information

Three Months Ended May 4, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$259,445	$92,349	$79,207	$28,593	$—	$459,594
Intercompany sales	—	—	—	(1,997)	—	(1,997)
Net sales to external customers(1)	259,445	92,349	79,207	26,596	—	457,597
Segment operating income (loss)	(18,822)	(5,896)	2,355	(986)	(8,201)	(31,550)
Asset impairments and other(2)	—	—	—	—	578	578
Operating income (loss)	(18,822)	(5,896)	2,355	(986)	(8,779)	(32,128)
Other components of net periodic benefit cost	—	—	—	—	109	109
Interest expense, net	—	—	—	—	890	890
Earnings (loss) from continuing operations before income taxes	$(18,822)	$(5,896)	$2,355	$(986)	$(9,778)	$(33,127)
Total assets (3)	$653,489	$209,372	$153,890	$54,716	$235,950	$1,307,417
Depreciation and amortization	8,612	1,869	1,382	314	1,060	13,237
Capital expenditures	3,491	733	1,715	231	207	6,377

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales in the first quarter of Fiscal 2025.

(2) Asset impairments and other includes a $0.3 million charge for asset impairments in Journeys Group and $0.3 million for severance.

(3) Of our $653.7 million of long-lived assets, $90.0 million and $11.9 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended April 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$272,190	$93,105	$82,630	$35,864	$—	$483,789
Intercompany sales	—	—	(3)	(454)	—	(457)
Net sales to external customers(1)	272,190	93,105	82,627	35,410	—	483,332
Segment operating income (loss)	(18,362)	(1,790)	4,806	(32)	(7,311)	(22,689)
Asset impairments and other (2)	—	—	—	—	308	308
Operating income (loss)	(18,362)	(1,790)	4,806	(32)	(7,619)	(22,997)
Other components of net periodic benefit cost	—	—	—	—	92	92
Interest expense, net	—	—	—	—	1,651	1,651
Earnings (loss) from continuing operations before income taxes	$(18,362)	$(1,790)	$4,806	$(32)	$(9,362)	$(24,740)
Total assets (3)	$765,064	$212,579	$187,247	$78,313	$252,109	$1,495,312
Depreciation and amortization	7,347	1,561	1,120	203	1,055	11,286
Capital expenditures	13,019	2,151	1,205	455	405	17,235

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 81% and 19%, respectively, of our net sales for the first quarter of Fiscal 2024.

(2) Asset impairments and other includes a $0.3 million charge for asset impairments in Journeys Group.

(3) Of our $717.1 million of long-lived assets, $91.2 million and $15.4 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales decreased 5.3% to $457.6 million in the first quarter of Fiscal 2025 compared to $483.3 million in the first quarter of Fiscal 2024. The sales decrease compared to last year's first quarter was driven by a decline in store sales in all of our retail businesses, decreased wholesale sales primarily reflecting the repositioning of the Genesco Brands Group business to a more refined portfolio of licenses and the impact of net store closings, partially offset by a 3% increase in comparable e-commerce sales for the total Company and a $2.5 million favorable impact in sales due to changes in foreign exchange rates. Our sales for the first quarter of Fiscal 2025 included approximately $9.2 million due to moving a week of sales from the second quarter last year to the first quarter this year related to last year's 53-week calendar shift. The consumer environment remains choppy with consumers continuing to show a willingness to shop when there's a reason and shopping almost exclusively for key footwear items and brands. In addition, ongoing inflationary pressures continue to impact discretionary spending behavior. Journeys Group sales decreased 5%, Schuh Group sales decreased 1%, Johnston & Murphy Group sales decreased 4% and Genesco Brands Group sales decreased 25%, or an aggregate of $8.8 million for the first quarter of Fiscal 2025 compared to the first quarter of Fiscal 2024. Schuh's sales decreased 4% on a local currency basis for the first quarter of Fiscal 2025. Total comparable sales decreased 5% for the first quarter of Fiscal 2025, with same store sales down 7% and comparable e-commerce sales up 3%.

Gross margin decreased 5.5% to $216.3 million in the first quarter of Fiscal 2025 from $228.8 million in the first quarter of Fiscal 2024 and was flat as a percentage of net sales at 47.3% reflecting increased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group, partially offset by decreased gross margin as a percentage of net sales in Schuh Group and Genesco Brands Group. The flat gross margin as a percentage of net sales reflects lower markdowns at Journeys as a result of disciplined inventory management and a greater mix of direct-to-consumer sales, offset by decreased gross margin at Schuh reflecting product mix pressure and decreased gross margin at Genesco Brands reflecting a $1.6 million inventory provision for a distribution model transition.

Selling and administrative expenses in the first quarter of Fiscal 2025 decreased 1.5% to $247.8 million from $251.5 million compared to the first quarter of Fiscal 2024, reflecting the impact of our cost savings initiatives, including net store closures. Selling and administrative expenses increased as a percentage of net sales in the first quarter of Fiscal 2025 compared to the first quarter of Fiscal 2024 from 52.0% to 54.2%, reflecting increased expenses as a percentage of net sales in all of our operating business units except Genesco Brands Group. The overall increase in expenses as a percentage of net sales reflects the deleverage of expenses, especially occupancy expense, selling salaries, professional fees and depreciation expense, primarily as a result of decreased revenue in the first quarter of Fiscal 2025.

Operating margin was a loss of 7.0% in the first quarter of Fiscal 2025 compared to a loss of 4.8% in the first quarter of Fiscal 2024 reflecting decreased operating margin in all of our operating business units. The decrease in operating margin for the first quarter this year compared to the first quarter last year was impacted by decreased net sales and increased expenses as a percentage of net sales, while gross margin as a percentage of net sales remained flat.

The loss from continuing operations before income taxes (“pretax loss”) for the first quarter of Fiscal 2025 was $33.1 million compared to a pretax loss of $24.7 million for the first quarter of Fiscal 2024. The pretax loss for the first quarter of Fiscal 2025 included a $1.6 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $0.6 million for severance and asset impairments. The pretax loss for the first quarter of Fiscal 2024 included asset impairment and other charges of $0.3 million for asset impairments.

We had an effective income tax rate of 26.7% and 23.7% in the first quarter of Fiscal 2025 and Fiscal 2024, respectively. The higher tax rate for the first quarter this year compared to the first quarter last year reflects an increase in the applicable statutory tax rate in our U.K. jurisdiction from 24% to 25% and an increase in the amount of foreign losses for which we are unable to recognize a tax benefit.

The net loss in the first quarter of Fiscal 2025 was $24.3 million, or $2.23 diluted loss per share, compared to a net loss of $18.9 million, or $1.60 diluted loss per share, in the first quarter of Fiscal 2024.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on

Form 10-K for the fiscal year ended February 3, 2024. There have been no other significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2024.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, cash and working capital. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable e-commerce sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Results of Operations – First Quarter of Fiscal 2025 Compared to First Quarter of Fiscal 2024

Journeys Group

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change
	(dollars in thousands)
Net sales	$259,445	$272,190	(4.7)%
Operating loss	$(18,822)	$(18,362)	(2.5)%
Operating margin	(7.3)%	(6.7)%

Net sales from Journeys Group decreased 4.7% to $259.4 million in the first quarter of Fiscal 2025, compared to $272.2 million in the first quarter of Fiscal 2024, primarily due to a total comparable sales decrease of 5% driven by decreased store sales, partially offset by increased e-commerce sales, and a 6% decrease in the average number of stores in the first quarter this year. We've experienced pressure on Journeys' core product assortment including boots and vulcanized product. We believe the Journeys consumer continues to be pressured by inflation and has chosen to conserve discretionary spending and primarily shop for key footwear items and brands. We closed 17 Journeys Group stores in the first quarter of Fiscal 2025 and continue to evaluate up to 50 Journeys store closures in Fiscal 2025. Journeys Group operated 1,047 stores at the end of the first quarter of Fiscal 2025, including 221 Journeys Kidz stores, 39 Journeys stores in Canada and 31 Little Burgundy stores in Canada, compared to 1,115 stores at the end of the first quarter of last year, including 232 Journeys Kidz stores, 42 Journeys stores in Canada and 34 Little Burgundy stores in Canada.

Journeys Group had an operating loss of $18.8 million in the first quarter of Fiscal 2025 compared to an operating loss of $18.4 million in the first quarter of Fiscal 2024. The increase in the operating loss for Journeys Group was due to (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales reflecting the deleverage of expenses, especially occupancy expense, depreciation expense and selling salaries as a result of the decreased revenue in the first quarter of Fiscal 2025. In absolute dollars, selling and administrative expenses decreased 3.1%, which demonstrates the impact of our cost savings initiatives and closing underperforming stores. Gross margin as a percentage of net sales increased for the first quarter of Fiscal 2025, reflecting lower markdowns as a result of disciplined inventory management, partially offset by decreased initial mark-ons driven by a shift in brand mix.

Schuh Group

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change
	(dollars in thousands)
Net sales	$92,349	$93,105	(0.8)%
Operating loss	$(5,896)	$(1,790)	(229.4)%
Operating margin	(6.4)%	(1.9)%

Net sales from Schuh Group decreased 0.8% to $92.3 million in the first quarter of Fiscal 2025 compared to $93.1 million in the first quarter of Fiscal 2024, primarily due to decreased total comparable sales of 7% driven by decreased store sales and e-commerce sales, partially offset by a favorable impact of $2.5 million due to changes in foreign exchange rates. Schuh continued to contend with a challenging U.K. macro environment in the first quarter this year and unseasonable weather to start the spring selling season. In addition, Schuh Group sales in the first quarter of Fiscal 2025 compares against strong sales growth in the first quarters of Fiscal 2024 and Fiscal 2023. Just like the Journeys consumer, the U.K. consumer is more discriminating and key-item focused in their purchases. Schuh's e-commerce business remains a key channel for consumer engagement, accounting for approximately 40% of its sales in the first quarter of Fiscal 2025. Schuh's sales decreased 4% on a local currency basis for the first quarter of Fiscal 2025. Schuh Group operated 122 stores at the end of the first quarter of Fiscal 2025, compared to 123 stores at the end of the first quarter of Fiscal 2024.

Schuh Group had an operating loss of $5.9 million in the first quarter of Fiscal 2025 compared to an operating loss of $1.8 million in the first quarter of Fiscal 2024. The $4.1 million increase in operating loss compared to last year reflects (i) decreased net sales, (ii) decreased gross margin as a percentage of net sales reflecting a brand mix shift and (iii) increased selling and administrative expenses as a percentage of net sales, reflecting increased marketing, depreciation and compensation expenses. In addition, the operating loss included an unfavorable impact of $0.2 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change
	(dollars in thousands)
Net sales	$79,207	$82,627	(4.1)%
Operating income	$2,355	$4,806	(51.0)%
Operating margin	3.0%	5.8%

Johnston & Murphy Group net sales decreased 4.1% to $79.2 million for the first quarter of Fiscal 2025 from $82.6 million for the first quarter of Fiscal 2024, primarily due to a 3% decrease in comparable sales, reflecting decreased store sales and e-commerce sales with the slower start to spring selling, and decreased wholesale sales as well as a 3% decrease in the average number of stores in the first quarter this year. In addition, Johnston & Murphy Group sales in the first quarter of Fiscal 2025 compares against strong sales growth in the first quarters of Fiscal 2024 and Fiscal 2023. Johnston & Murphy just launched its new marketing campaign, "Not Your Dad's Shoe Company" which continues to showcase the repositioning of the business to a more casual, modern lifestyle brand. The brand's apparel and accessories continued to resonate well with its consumers in the first quarter this year. Retail operations accounted for 74.0% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2025, up from 72.9% in the first quarter of Fiscal 2024. The store count for Johnston & Murphy retail operations at the end of the first quarter of Fiscal 2025 was 152 stores, including five stores in Canada, compared to 158 stores, including six stores in Canada, at the end of the first quarter of Fiscal 2024.

Johnston & Murphy Group had operating income of $2.4 million for the first quarter of Fiscal 2025 compared to $4.8 million in the first quarter of Fiscal 2024. The decrease in operating income compared to last year reflects (i) decreased net sales and (ii) increased selling and administrative expenses as a percentage of net sales for the first quarter of Fiscal 2025, reflecting the deleverage of expenses, especially marketing expense, occupancy expense and selling salaries as a result of decreased revenue in the first quarter of Fiscal 2025, partially offset by decreased performance-based compensation. Gross margin as a percentage of net sales increased for the first quarter of Fiscal 2025, reflecting lower warehouse costs.

Genesco Brands Group

	Three Months Ended
	May 4, 2024	April 29, 2023	% Change
	(dollars in thousands)
Net sales	$26,596	$35,410	(24.9)%
Operating loss	$(986)	$(32)	NM
Operating margin	(3.7)%	(0.1)%

Genesco Brands' net sales decreased 24.9% to $26.6 million for the first quarter of Fiscal 2025 from $35.4 million for the first quarter of Fiscal 2024 due primarily to the repositioning of the business to a more refined portfolio of licenses, partially offset by increased sales of Dockers footwear.

Genesco Brands' operating loss was $1.0 million in the first quarter of Fiscal 2025 compared to essentially breakeven in the first quarter of Fiscal 2024. The increased operating loss was primarily due to (i) decreased net sales and (ii) decreased gross margin as a percentage of net sales reflecting a $1.6 million inventory provision for a distribution model transition, partially offset by a brand sales mix shift. Selling and administrative expenses decreased as a percentage of net sales in the first quarter of Fiscal 2025 reflecting decreased royalty expense, bad debt expense, warehouse costs and marketing expenses, partially offset by increased performance-based compensation expense and compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2025 was $8.8 million compared to $7.6 million for the first quarter of Fiscal 2024. Corporate expense in the first quarter of Fiscal 2025 included a $0.6 million charge in asset impairment and other charges for severance and asset impairments. Corporate expense in the first quarter of Fiscal 2024 included a $0.3 million charge in asset impairment and other charges for asset impairments. The corporate expense increase, excluding asset impairment and other charges, primarily reflects an increase in professional fees in the first quarter this year compared to the first quarter last year.

Net interest expense decreased 46.1% to $0.9 million in the first quarter of Fiscal 2025 compared to $1.7 million in the first quarter of Fiscal 2024 primarily reflecting decreased average borrowings in the first quarter this year compared to the first quarter last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	May 4, 2024	April 29, 2023	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(33,744)	$(60,445)	$26,701
Net cash used in investing activities	(6,377)	(17,148)	10,771
Net cash provided by financing activities	24,242	61,783	(37,541)
Effect of foreign exchange rate fluctuations on cash	(29)	(394)	365
Net decrease in cash	$(15,908)	$(16,204)	$296

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $26.7 million lower in the first three months of Fiscal 2025 compared to the first three months of Fiscal 2024, reflecting primarily the following factors:

•
a $16.9 million increase in cash flow from changes in accounts receivable, primarily reflecting decreased wholesale sales in the Genesco Brands Group; and

•
a $9.9 million increase in cash flow from changes in prepaids and other current assets and a $9.9 million increase in cash flow from changes in other assets and liabilities, primarily reflecting changes in timing of rent payments in the first three months this year compared to the first three months last year; partially offset by
•
a $6.2 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first quarter of Fiscal 2025; and
•
a $5.5 million decrease in net earnings.

Cash used in investing activities was $10.8 million lower for the first three months of Fiscal 2025 as compared to the first three months of Fiscal 2024 reflecting decreased capital expenditures primarily related to investments in retail stores and omni-channel capabilities.

Cash provided by financing activities was $37.5 million lower in the first three months of Fiscal 2025 as compared to the first three months of Fiscal 2024 reflecting decreased net borrowings partially offset by decreased share repurchases this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024.

As of May 4, 2024, we have borrowed $56.3 million U.S. revolver borrowings and $3.1 million (C$4.3 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of May 4, 2024.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2025 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of May 4, 2024.

Contractual Obligations

Our contractual obligations at May 4, 2024 increased 1% compared to February 3, 2024, primarily due to increased long-term debt, partially offset by decreased lease obligations and purchase obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2025 are expected to be approximately $52 million to $57 million of which approximately 61% is for new stores and remodels and 39% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2024 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares during the first quarter of Fiscal 2025. We have $52.1 million remaining as of May 4, 2024 under our expanded share repurchase authorization announced in June 2023. We repurchased 255,000 shares during the first quarter of Fiscal 2024 at a cost of $9.2 million, or $35.96 per share. During the second quarter of Fiscal 2025, through June 12, 2024, we have repurchased 7,700 shares at a cost of $0.2 million, or $24.90 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2025 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There have been no material changes to our exposure to market risks from those disclosed in the Form 10-K.

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

Based on their evaluation as of May 4, 2024, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 7, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 3, 2024, which could materially affect our business, financial condition or future results. The risks described in this report, and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2024
2-4-24 to 3-2-24(1)	—	$—	—	$52,109

March 2024
3-3-24 to 3-30-24(1)	—	$—	—	$52,109
3-3-24 to 3-30-24(2)	8,357	$27.33

April 2024
3-31-24 to 5-4-24 (1)	—	$—	—	$52,109
3-31-24 to 5-4-24 (2)	20,730	$26.27	—	—
Total	29,087	$26.57	—	$52,109

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in February 2022, and in June 2023, the Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements.

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 5. Other Information

(c) During the first quarter of Fiscal 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) of Regulation S-K).

Item 6. Exhibits

Exhibit Index
(10.1)	Genesco Inc. Executive Severance Plan. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K filed on May 3, 2024 (File No. 1-3083).

(10.2)	Form of Genesco Inc. Performance Share Unit Agreement

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 4, 2024, February 3, 2024 and April 29, 2023, (ii) Condensed Consolidated Statements of Operations for each of the three months ended May 4, 2024 and April 29, 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for each of the three months ended May 4, 2024 and April 29, 2023, (iv) Condensed Consolidated Statements of Cash Flows for each of the three months ended May 4, 2024 and April 29, 2023, (v) Condensed Consolidated Statements of Equity for each of the three months ended May 4, 2024 and April 29, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: June 13, 2024