Form 10-Q
period 2024-08-03
GENESCO INC
filed 2024-09-12
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 3, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 30, 2024, there were 11,221,864 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	August 3, 2024	February 3, 2024	July 29, 2023
Current Assets:
Cash	$45,855	$35,155	$37,416
Accounts receivable, net of allowances of $2,409 at August 3, 2024,
$4,266 at February 3, 2024 and $4,536 at July 29, 2023	57,497	53,618	50,351
Inventories	450,187	378,967	491,118
Prepaids and other current assets	53,181	39,611	45,983
Total current assets	606,720	507,351	624,868
Property and equipment, net	229,116	240,266	244,090
Operating lease right of use assets	402,715	436,896	476,715
Non-current prepaid income taxes	58,051	56,839	55,028
Goodwill	9,284	9,565	9,717
Other intangibles	27,162	27,250	27,952
Deferred income taxes	25,287	26,230	30,623
Other noncurrent assets	25,416	25,493	25,766
Total Assets	1,383,751	1,329,890	1,494,759
Liabilities and Equity
Current Liabilities:
Accounts payable	187,439	114,621	166,504
Current portion - operating lease liabilities	122,527	129,189	137,369
Other accrued liabilities	85,697	75,727	78,707
Total current liabilities	395,663	319,537	382,580
Long-term debt	77,839	34,682	131,544
Long-term operating lease liabilities	329,773	359,073	403,413
Other long-term liabilities	47,854	45,396	44,203
Total liabilities	851,129	758,688	961,740
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	812	813	812
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,707	11,961	11,996
Additional paid-in capital	325,775	319,143	313,019
Retained earnings	251,351	296,766	263,081
Accumulated other comprehensive loss	(39,166)	(39,624)	(38,032)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	532,622	571,202	533,019
Total Liabilities and Equity	$1,383,751	$1,329,890	$1,494,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$525,188	$523,027	$982,785	$1,006,359
Cost of sales	279,549	273,507	520,865	528,031
Gross margin	245,639	249,520	461,920	478,328
Selling and administrative expenses	255,135	259,520	502,966	511,017
Goodwill impairment	—	28,453	—	28,453
Asset impairments and other, net	778	174	1,356	482
Operating loss	(10,274)	(38,627)	(42,402)	(61,624)
Other components of net periodic benefit cost	86	148	195	240
Interest expense, net	1,345	2,383	2,235	4,034
Loss from continuing operations before income taxes	(11,705)	(41,158)	(44,832)	(65,898)
Income tax benefit	(1,776)	(9,526)	(10,615)	(15,391)
Loss from continuing operations	(9,929)	(31,632)	(34,217)	(50,507)
Loss from discontinued operations, net of tax	(63)	(33)	(122)	(48)
Net Loss	$(9,992)	$(31,665)	$(34,339)	$(50,555)

Basic loss per common share:
Continuing operations	$(0.91)	$(2.79)	$(3.13)	$(4.36)
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net loss	$(0.91)	$(2.79)	$(3.14)	$(4.37)

Diluted loss per common share:
Continuing operations	$(0.91)	$(2.79)	$(3.13)	$(4.36)
Discontinued operations	0.00	0.00	(0.01)	(0.01)
Net loss	$(0.91)	$(2.79)	$(3.14)	$(4.37)

Weighted average shares outstanding:
Basic	10,942	11,344	10,936	11,581
Diluted	10,942	11,344	10,936	11,581

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(9,992)	$(31,665)	$(34,339)	$(50,555)
Other comprehensive income:
Postretirement liability adjustments, net of tax	21	62	59	91
Foreign currency translation adjustments	1,372	2,643	399	3,088
Total other comprehensive income	1,393	2,705	458	3,179
Comprehensive Loss	$(8,599)	$(28,960)	$(33,881)	$(47,376)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	August 3, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,339)	$(50,555)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	26,406	23,119
Deferred income taxes	1,535	(1,576)
Goodwill impairment	—	28,453
Impairment of long-lived assets	360	482
Share-based compensation expense	6,760	7,925
Other	204	686
Changes in working capital and other assets and liabilities:
Accounts receivable	(3,619)	(9,623)
Inventories	(70,873)	(30,237)
Prepaids and other current assets	(13,492)	(19,901)
Accounts payable	73,636	23,394
Other accrued liabilities	9,032	(1,076)
Other assets and liabilities	(1,639)	3,774
Net cash used in operating activities	(6,029)	(25,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,274)	(35,298)
Proceeds from asset sales	—	87
Net cash used in investing activities	(14,274)	(35,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	197,610	244,452
Payments on revolving credit facility	(154,376)	(158,405)
Shares repurchased related to share repurchase plan	(9,349)	(32,027)
Shares repurchased related to taxes for share-based awards	(2,074)	(2,205)
Change in overdraft balances	(889)	(2,707)
Net cash provided by financing activities	30,922	49,108
Effect of foreign exchange rate fluctuations on cash	81	664
Net increase (decrease) in cash	10,700	(10,574)
Cash at beginning of period	35,155	47,990
Cash at end of period	$45,855	$37,416
Supplemental information:
Interest paid	$1,995	$3,380
Income taxes paid	1,581	3,813

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Excise taxes related to repurchases of common stock	—	—	—	(78)	—	—	(78)
Other	(3)	(3)	6	—	—	—	—
Balance April 29, 2023	812	13,052	308,817	318,538	(40,737)	(17,857)	582,625
Net loss	—	—	—	(31,665)	—	—	(31,665)
Other comprehensive income	—	—	—	—	2,705	—	2,705
Share-based compensation expense	—	—	4,153	—	—	—	4,153
Restricted stock issuance	—	40	(40)	—	—	—	—
Shares repurchased	—	(1,006)	—	(21,851)	—	—	(22,857)
Excise taxes related to repurchases of common stock	—	—	—	(185)	—	—	(185)
Restricted shares withheld for taxes	—	(72)	72	(1,756)	—	—	(1,756)
Other	—	(18)	17	—	—	—	(1)
Balance July 29, 2023	$812	$11,996	$313,019	$263,081	$(38,032)	$(17,857)	$533,019

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	812	12,122	322,288	271,647	(40,559)	(17,857)	548,453
Net loss	—	—	—	(9,992)	—	—	(9,992)
Other comprehensive income	—	—	—	—	1,393	—	1,393
Share-based compensation expense	—	—	3,453	—	—	—	3,453
Restricted stock issuance	—	37	(37)	—	—	—	—
Shares repurchased	—	(382)	—	(8,967)	—	—	(9,349)
Excise taxes related to repurchases of common stock	—	—	—	(35)	—	—	(35)
Restricted shares withheld for taxes	—	(49)	49	(1,301)	—	—	(1,301)
Other	—	(21)	22	(1)	—	—	—
Balance August 3, 2024	$812	$11,707	$325,775	$251,351	$(39,166)	$(17,857)	$532,622

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com as well as catalogs. We also source, design, market and distribute footwear and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At August 3, 2024, we operated 1,314 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended August 3, 2024 and July 29, 2023, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.6 million and $2.5 million for the second quarters of Fiscal 2025 and Fiscal 2024, respectively, and $5.0 million and $6.0 million for the first six months of Fiscal 2025 and Fiscal 2024, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $73.5 million and $76.4 million for the second quarters of Fiscal 2025 and Fiscal 2024, respectively, and $149.0 million and $152.8 million for the first six months of Fiscal 2025 and Fiscal 2024, respectively.

Advertising Costs

Advertising costs were $27.7 million and $28.1 million for the second quarters of Fiscal 2025 and Fiscal 2024, respectively, and $51.4 million and $51.7 million for the first six months of Fiscal 2025 and Fiscal 2024, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.7 million and $1.9 million for the second quarters of Fiscal 2025 and Fiscal 2024, respectively, and $4.6 million and $6.6 million for the first six months of Fiscal 2025 and Fiscal 2024, respectively. During the first six months of each of Fiscal 2025 and Fiscal 2024, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations and financial reporting. As of August 3, 2024, there were no other new pronouncements or interpretations, other than those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 3, 2024, that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 3, 2024	$9,565
Effect of foreign currency exchange rates	(281)
Balance, August 3, 2024	$9,284

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Aug. 3, 2024	Feb. 3, 2024	Aug. 3, 2024	Feb. 3, 2024	Aug. 3, 2024	Feb. 3, 2024	Aug. 3, 2024	Feb. 3, 2024
Gross other intangibles	$24,659	$24,464	$6,516	$6,501	$400	$400	$31,575	$31,365
Accumulated amortization	—	—	(4,013)	(3,715)	(400)	(400)	(4,413)	(4,115)
Net Other Intangibles	$24,659	$24,464	$2,503	$2,786	$—	$—	$27,162	$27,250

Note 3

Inventories

(In thousands)	August 3, 2024	February 3, 2024
Wholesale finished goods	$71,514	$57,678
Retail merchandise	378,673	321,289
Total Inventories	$450,187	$378,967

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at August 3, 2024 and February 3, 2024 are:

(In thousands)	August 3, 2024		February 3, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$77,839	$78,291	$34,682	$34,638
Total Long-Term Debt	$77,839	$78,291	$34,682	$34,638

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We did not have any debt classified as current portion as of August 3, 2024 or February 3, 2024.

As of August 3, 2024, we have $1.1 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of August 3, 2024, we have $6.7 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Credit Facility as of August 3, 2024 included $75.1 million U.S. revolver borrowings and $2.7 million (C$3.8 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of August 3, 2024. Excess availability under the Credit Facility was $219.4 million at August 3, 2024.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted-average number of shares - basic	10,942	11,344	10,936	11,581
Common stock equivalents	-	-	-	-
Weighted-average number of shares - diluted	10,942	11,344	10,936	11,581

Common stock equivalents of 0.1 million shares and less than 0.1 million shares are excluded for the three months ended August 3, 2024 and July 29, 2023, respectively, and 0.2 million shares and 0.1 million shares are excluded for the six months ended August 3, 2024 and July 29, 2023, respectively, due to the loss from continuing operations in all periods, because to do so would be anti-dilutive.

We repurchased 381,711 shares during the second quarter and first six months of Fiscal 2025 at a cost of $9.3 million, or $24.49 per share. We have $42.8 million remaining as of August 3, 2024 under our expanded share repurchase authorization announced in June 2023. In addition, we recorded an accrual for excise tax on stock repurchases of less than $0.1 million in other accrued liabilities in our condensed consolidated balance sheets as of August 3, 2024. We repurchased 1,006,295 shares during the second quarter of Fiscal 2024 at a cost of $22.9 million, or $22.71 per share, and repurchased 1,261,295 shares during the first six months of fiscal 2024 at a cost of $32.0 million, or $25.39 per share.

During the third quarter of Fiscal 2025, through September 11, 2024, we have not repurchased any shares.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.0 million as of August 3, 2024, $2.0 million as of February 3, 2024 and $1.7 million as of July 29, 2023. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the second quarter or first six months of Fiscal 2025 or Fiscal 2024. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 8

Business Segment Information

Three Months Ended August 3, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$298,846	$124,561	$71,037	$30,755	$—	$525,199
Intercompany sales elimination	—	—	—	(11)	—	(11)
Net sales to external customers(1)	298,846	124,561	71,037	30,744	—	525,188
Segment operating income (loss)	(11,151)	7,339	(403)	2,672	(7,953)	(9,496)
Asset impairments and other(2)	—	—	—	—	778	778
Operating income (loss)	(11,151)	7,339	(403)	2,672	(8,731)	(10,274)
Other components of net periodic benefit cost	—	—	—	—	86	86
Interest expense, net	—	—	—	—	1,345	1,345
Earnings (loss) from continuing operations before income taxes	$(11,151)	$7,339	$(403)	$2,672	$(10,162)	$(11,705)
Total assets (3)	$668,528	$205,488	$157,936	$80,954	$270,845	$1,383,751
Depreciation and amortization	8,540	1,849	1,394	331	1,055	13,169
Capital expenditures	4,313	1,764	1,461	304	55	7,897

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 76% and 24%, respectively, of our net sales in the second quarter of Fiscal 2025.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group and $0.7 million for severance.

(3) Of our $631.8 million of long-lived assets, $92.1 million and $11.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Three Months Ended July 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$287,275	$122,799	$77,788	$35,461	$—	$523,323
Intercompany sales elimination	—	—	(3)	(293)	—	(296)
Net sales to external customers(1)	287,275	122,799	77,785	35,168	—	523,027
Segment operating income (loss)	(14,878)	8,416	2,666	1,851	(8,055)	(10,000)
Goodwill impairment (2)	—	—	—	—	28,453	28,453
Asset impairments and other (3)	—	—	—	—	174	174
Operating income (loss)	(14,878)	8,416	2,666	1,851	(36,682)	(38,627)
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense, net	—	—	—	—	2,383	2,383
Earnings (loss) from continuing operations before income taxes	$(14,878)	$8,416	$2,666	$1,851	$(39,213)	$(41,158)
Total assets (4)	$769,844	$218,913	$187,379	$56,977	$261,646	$1,494,759
Depreciation and amortization	7,810	1,624	1,137	201	1,061	11,833
Capital expenditures	11,193	3,845	2,097	623	305	18,063

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 77% and 23%, respectively, of our net sales for the second quarter of Fiscal 2024.

(2) Goodwill impairment of $28.5 million is related to Genesco Brand Group.

(3) Asset impairments and other includes a $0.2 million charge for asset impairments in Journeys Group.

(4) Of our $720.8 million of long-lived assets, $94.4 million and $14.7 million relate to long-lived assets in the U.K. and Canada, respectively.

Six Months Ended August 3, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$558,291	$216,910	$150,244	$55,354	$—	$980,799
Intercompany sales elimination(1)	—	—	—	1,986	—	1,986
Net sales to external customers(2)	558,291	216,910	150,244	57,340	—	982,785
Segment operating income (loss)	(29,973)	1,443	1,952	1,686	(16,154)	(41,046)
Asset impairments and other(3)	—	—	—	—	1,356	1,356
Operating income (loss)	(29,973)	1,443	1,952	1,686	(17,510)	(42,402)
Other components of net periodic benefit cost	—	—	—	—	195	195
Interest expense, net	—	—	—	—	2,235	2,235
Earnings (loss) from continuing operations before income taxes	$(29,973)	$1,443	$1,952	$1,686	$(19,940)	$(44,832)
Depreciation and amortization	$17,160	$3,718	$2,778	$645	$2,105	$26,406
Capital expenditures	7,804	2,497	3,176	535	262	14,274

(1) Intercompany sales for the first six months of Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the U.K., which includes the ROI, accounted for 78% and 22%, respectively, of our net sales in the first six months of Fiscal 2025.

(3) Asset impairments and other includes a $0.4 million charge for asset impairments in Journeys Group and $1.0 million for severance.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Six Months Ended July 29, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$559,465	$215,904	$160,418	$71,325	$—	$1,007,112
Intercompany sales elimination	—	—	(6)	(747)	—	(753)
Net sales to external customers(1)	559,465	215,904	160,412	70,578	—	$1,006,359
Segment operating income (loss)	(33,240)	6,626	7,472	1,819	(15,366)	$(32,689)
Goodwill impairment(2)	—	—	—	—	28,453	28,453
Asset impairments and other(3)	—	—	—	—	482	482
Operating income (loss)	(33,240)	6,626	7,472	1,819	(44,301)	(61,624)
Other components of net periodic benefit cost	—	—	—	—	240	240
Interest expense	—	—	—	—	4,034	4,034
Earnings (loss) from continuing operations before income taxes	$(33,240)	$6,626	$7,472	$1,819	$(48,575)	$(65,898)
Depreciation and amortization	$15,157	$3,185	$2,257	$404	$2,116	$23,119
Capital expenditures	24,212	5,996	3,302	1,078	710	35,298

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales for the first six months of Fiscal 2024.

(2) Goodwill impairment of $28.5 million is related to Genesco Brand Group.

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

Summary of Results of Operations

Our net sales increased 0.4% to $525.2 million in the second quarter of Fiscal 2025 compared to $523.0 million in the second quarter of Fiscal 2024. The sales increase compared to last year's second quarter included approximately $20 million to $25 million due to the move of a strong week of back-to-school sales from the third quarter last year to the second quarter this year related to the 53-week calendar shift along with an 8% increase in e-commerce comparable sales, partially offset by a decline in comparable store sales, the impact of net store closings and decreased wholesale sales. The consumer environment remains choppy with consumers selective about what to buy and not buy and continuing to show a willingness to shop when there's a reason, like back-to-school, and shopping almost exclusively for key footwear items and brands. In addition, ongoing inflationary pressures continue to impact discretionary spending behavior. Journeys Group sales increased 4%, Schuh Group sales increased 1%, Johnston & Murphy Group sales decreased 9% and Genesco Brands Group sales decreased 13%, or an aggregate of $4.4 million for the second quarter of Fiscal 2025 compared to the second quarter of Fiscal 2024. Schuh's sales also increased 1% on a local currency basis for the second quarter of Fiscal 2025. Total comparable sales decreased 2% for the second quarter of Fiscal 2025, with same store sales down 4% and comparable e-commerce sales up 8%.

Gross margin decreased 1.6% to $245.6 million in the second quarter of Fiscal 2025 from $249.5 million in the second quarter of Fiscal 2024 and decreased as a percentage of net sales from 47.7% to 46.8% reflecting decreased gross margin as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The decreased gross margin as a percentage of net sales reflects primarily a higher mix of sale product at Schuh and a change in product mix at Journeys.

Selling and administrative expenses in the second quarter of Fiscal 2025 decreased 1.7% to $255.1 million from $259.5 million compared to the second quarter of Fiscal 2024, reflecting the impact of our cost savings initiatives, including net store closures. Selling and administrative expenses also decreased as a percentage of net sales in the second quarter of Fiscal 2025 compared to the second quarter of Fiscal 2024 from 49.6% to 48.6%, reflecting decreased expenses as a percentage of net sales in all of our operating business units except Johnston & Murphy Group. The overall decrease in expenses as a percentage of net sales reflects a decrease in occupancy expense, a favorable change in certain non-income taxes, decreased royalty expense and decreased performance-based compensation expense, partially offset by increased selling salaries and depreciation expense.

Operating margin was a loss of 2.0% in the second quarter of Fiscal 2025 compared to a loss of 7.4% in the second quarter of Fiscal 2024 reflecting improved operating margin at Journeys Group and Genesco Brands Group, partially offset by decreased operating margin at Schuh Group and Johnston & Murphy Group. The overall improvement in operating margin for the second quarter this year compared to the second quarter last year primarily reflects a non-cash goodwill impairment charge of $28.5 million in the second quarter of Fiscal 2024 as well as decreased expenses as a percentage of net sales, partially offset by decreased gross margin as a percentage of net sales.

The loss from continuing operations before income taxes (“pretax loss”) for the second quarter of Fiscal 2025 was $11.7 million compared to a pretax loss of $41.2 million for the second quarter of Fiscal 2024. The pretax loss for the second quarter of Fiscal 2025 included a $0.2 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $0.8 million for severance and asset impairments. The pretax loss for the second quarter of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.2 million for asset impairments.

We had an effective income tax rate of 15.2% and 23.1% in the second quarter of Fiscal 2025 and Fiscal 2024, respectively. The lower tax rate for the second quarter this year compared to the second quarter last year reflects a reduction in the tax benefit recorded year to date due to lower projected earnings and taxes from our foreign jurisdictions.

The net loss in the second quarter of Fiscal 2025 was $10.0 million, or $0.91 diluted loss per share, compared to a net loss of $31.7 million, or $2.79 diluted loss per share, in the second quarter of Fiscal 2024.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation, etc. Comparable sales also have a direct impact on our total net revenue, working capital and cash. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable e-commerce sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Results of Operations – Second Quarter of Fiscal 2025 Compared to Second Quarter of Fiscal 2024

Journeys Group

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$298,846	$287,275	4.0%
Operating loss	$(11,151)	$(14,878)	25.1%
Operating margin	(3.7)%	(5.2)%

Net sales from Journeys Group increased 4.0% to $298.8 million in the second quarter of Fiscal 2025, compared to $287.3 million in the second quarter of Fiscal 2024. Net sales for the second quarter this year included approximately $19 million to $24 million due to the move of a strong week of back-to-school sales from the third quarter last year to the second quarter this year related to the 53-week calendar shift and an increase in e-commerce comparable sales, partially offset by decreased comparable store sales and a 6% decrease in the average number of stores in the second quarter this year. Total comparable sales for Journeys decreased 1% for the second quarter this year. We believe our teen customers' preference has shifted away from primarily vulcanized product in favor of a more diversified assortment. We added significant fresh product across casual and athletic brands and styles during the quarter. As a result, we saw an increase in store traffic that accelerated throughout the second quarter and drove a sequential improvement in Journeys Group comparable sales. We closed 12 Journeys Group stores in the second quarter of Fiscal 2025 and continue to evaluate up to 50 Journeys store closures in total in Fiscal 2025. Journeys Group operated 1,039 stores at the end of the second quarter of Fiscal 2025, including 220 Journeys Kidz stores, 39 Journeys stores in Canada and 31 Little Burgundy stores in Canada, compared to 1,095 stores at the end of the second quarter of last year, including 229 Journeys Kidz stores, 41 Journeys stores in Canada and 34 Little Burgundy stores in Canada.

Journeys Group had an operating loss of $11.2 million in the second quarter of Fiscal 2025 compared to an operating loss of $14.9 million in the second quarter of Fiscal 2024. The improvement in the operating loss for Journeys Group was due to (i) increased net sales and (ii) decreased selling and administrative expenses as a percentage of net sales reflecting a decrease in occupancy, marketing and compensation expenses as well as a favorable change in certain non-income taxes, partially offset by increased selling salaries. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores. Gross margin as a percentage of net sales decreased for the second quarter of Fiscal 2025, reflecting changes in product mix and increased shipping and warehouse expense as a result of increased e-commerce penetration, partially offset by decreased markdowns.

Schuh Group

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$124,561	$122,799	1.4%
Operating income	$7,339	$8,416	(12.8)%
Operating margin	5.9%	6.9%

Net sales from Schuh Group increased 1.4% to $124.6 million in the second quarter of Fiscal 2025 compared to $122.8 million in the second quarter of Fiscal 2024. Net sales for the second quarter this year included an increase in e-commerce comparable sales, approximately $2 million due to the move of a strong week of back-to-school sales from the third quarter last year to the second quarter this year related to the 53-week calendar shift and a favorable impact of $0.7 million due to changes in foreign exchange rates, partially offset by decreased comparable store sales. Total comparable sales for Schuh decreased 2% for the second quarter this year. Schuh continued to contend with a challenging U.K. macro environment in the second quarter this year and the consumer continued to be selective in their purchases. In addition, Schuh Group sales in the second quarter of Fiscal 2025 compares against strong sales growth in the second quarters of Fiscal 2024 and Fiscal 2023. Schuh's e-commerce business remains a key channel for consumer engagement, accounting for nearly 40% of its sales in the second quarter of Fiscal 2025. Schuh's sales increased 1% on a local currency basis for the second quarter of Fiscal 2025. Schuh Group operated 123 stores at the end of the second quarter of Fiscal 2025, compared to 124 stores at the end of the second quarter of Fiscal 2024.

Schuh Group had operating income of $7.3 million in the second quarter of Fiscal 2025 compared to $8.4 million in the second quarter of Fiscal 2024. The 12.8% decrease in operating income compared to last year reflects decreased gross margin as a percentage of net sales reflecting a more promotional environment at Schuh during the second quarter this year, partially offset by decreased shipping and warehouse expenses. Selling and administrative expenses decreased as a percentage of net sales, reflecting decreased performance-based compensation expense, occupancy expense and professional fees, partially offset by increased compensation expenses, selling salaries and depreciation expense. In addition, operating income included a favorable impact of $0.1 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$71,037	$77,785	(8.7)%
Operating income (loss)	$(403)	$2,666	NM
Operating margin	(0.6)%	3.4%

Johnston & Murphy Group net sales decreased 8.7% to $71.0 million for the second quarter of Fiscal 2025 from $77.8 million for the second quarter of Fiscal 2024, primarily due to a 5% decrease in comparable sales, reflecting decreased comparable store sales and comparable e-commerce sales, and decreased wholesale sales as well as a 4% decrease in the average number of stores in the second quarter this year. In addition, Johnston & Murphy Group sales in the second quarter of Fiscal 2025 compares against strong sales growth in the second quarters of Fiscal 2024 and Fiscal 2023. The softening in men's premium non-athletic footwear market made for a difficult operating environment in the second quarter. Consumers are very selective with their spend on premium priced product. The brand's apparel and accessories continue to resonate well with its consumers and Johnston & Murphy intends to continue to capitalize on opportunities beyond footwear. Retail operations accounted for 80.5% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2025, down from 81.2% in the second quarter of Fiscal 2024. The store count for Johnston & Murphy retail operations at the end of the second quarter of Fiscal 2025 was 152 stores, including five stores in Canada, compared to 156 stores, including six stores in Canada, at the end of the second quarter of Fiscal 2024.

Johnston & Murphy Group had an operating loss of $0.4 million for the second quarter of Fiscal 2025 compared to operating income of $2.7 million in the second quarter of Fiscal 2024. The decrease in operating income compared to last year reflects decreased net sales and increased selling and administrative expenses as a percentage of net sales for the second quarter of Fiscal 2025 reflecting the deleverage of expenses, especially selling salaries and compensation expense in part as a result of decreased revenue in the second quarter of Fiscal 2025 and increased marketing expense as a result of a new marketing campaign, partially offset by decreased performance-based compensation. Gross margin as a percentage of net sales increased for the second quarter of Fiscal 2025, reflecting a comparison against increased inventory reserves last year, partially offset by higher retail markdowns and a lower mix of direct-to-consumer sales volume.

Genesco Brands Group

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$30,744	$35,168	(12.6)%
Operating income	$2,672	$1,851	44.4%
Operating margin	8.7%	5.3%

Genesco Brands' net sales decreased 12.6% to $30.7 million for the second quarter of Fiscal 2025 from $35.2 million for the second quarter of Fiscal 2024 due primarily to the repositioning of the business to a more refined portfolio of licenses, partially offset by increased sales of Dockers footwear.

Genesco Brands' operating income was $2.7 million in the second quarter of Fiscal 2025 compared to $1.9 million in the second quarter of Fiscal 2024. The 44.4% increase in operating income was primarily due to decreased selling and administrative expenses as a percentage of net sales in the second quarter of Fiscal 2025 reflecting decreased royalty and marketing expenses as a result of an amendment to the Levi's license agreement, partially offset by increased performance-based compensation expense, warehouse and freight costs, compensation expense and depreciation expense. Gross margin decreased as a percentage of net sales reflecting primarily a channel sales mix shift.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2025 was $8.7 million compared to $36.7 million for the second quarter of Fiscal 2024. Corporate expense in the second quarter of Fiscal 2025 included a $0.8 million charge in asset impairment and other charges for severance and asset impairments. Corporate expense in the second quarter of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.2 million charge in asset impairment and other charges for asset impairments. Corporate expenses were basically flat for the second quarter of Fiscal 2025 compared to the second quarter of Fiscal 2024, excluding asset impairment and other charges in Fiscal 2025 and Fiscal 2024 and goodwill impairment in Fiscal 2024.

Net interest expense decreased 43.6% to $1.3 million in the second quarter of Fiscal 2025 compared to $2.4 million in the second quarter of Fiscal 2024 primarily reflecting decreased average borrowings in the second quarter this year compared to the second quarter last year.

Results of Operations – First Six Months of Fiscal 2025 Compared to First Six Months of Fiscal 2024

Our net sales decreased 2.3% to $982.8 million in the first six months of Fiscal 2025 compared to $1.006 billion in the first six months of Fiscal 2024. The sales decrease compared to last year's first six months was driven by decreased comparable store sales, decreased wholesale sales and the impact of net store closings, partially offset by the inclusion this year of approximately $30 million to $35 million in sales due to the calendar shift because Fiscal 2024 was a 53-week year, a 6% increase in e-commerce comparable sales and a favorable impact of $2.6 million in sales due to foreign exchange rates. Journeys Group sales and Schuh Group sales were flat for the first six months while Johnston & Murphy Group sales decreased 6% and Genesco Brands Group sales decreased 19%, or an aggregate of $13.2 million for the first six months of Fiscal 2025 compared to the first six months of Fiscal 2024. Schuh's sales decreased 1% on a local currency basis for the first six months of Fiscal 2025. Total comparable sales decreased 3% for the first six months of Fiscal 2025, with same store sales down 6% and comparable e-commerce sales up 6%.

Gross margin decreased 3.4% to $461.9 million in the first six months of Fiscal 2025 from $478.3 million in the first six months of Fiscal 2024 and decreased as a percentage of net sales from 47.5% to 47.0% reflecting decreased gross margin as a percentage of net sales in all business units except Johnston & Murphy Group. The decreased gross margin as a percentage of net sales reflects primarily a higher mix of sale product at Schuh, partially offset by an overall change in sales mix.

Selling and administrative expenses in the first six months of Fiscal 2025 decreased 1.6% to $503.0 million from $511.0 million compared to the first six months of Fiscal 2024, reflecting the impact of our cost savings initiatives, including net store closures. Selling and administrative expenses increased as a percentage of net sales in the first six months of Fiscal 2025 compared to the first six months of Fiscal 2024 from 50.8% to 51.2%, reflecting increased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of sales at Journeys Group and Genesco Brands Group. The overall increase in expenses as a percentage of net sales reflects increased selling salaries, depreciation expense and professional fees, partially offset by decreased royalty expense and a favorable change in certain non-income taxes.

Operating margin was a loss of 4.3% in the first six months of Fiscal 2025 compared to a loss of 6.1% in the first six months of Fiscal 2024 reflecting improved operating margin at Journeys Group and Genesco Brands Group, partially offset by decreased operating margin at Schuh Group and Johnston & Murphy Group. The overall improvement in operating margin for the first six months this year compared to the first six months last year is primarily reflects a non-cash goodwill impairment charge of $28.5 million in the second quarter of Fiscal 2024, partially offset by decreased gross margin as a percentage of net sales and increased selling and administrative expenses as a percentage of net sales in the first six months of Fiscal 2025 compared to the first six months of Fiscal 2024.

The pretax loss for the first six months of Fiscal 2025 was $44.8 million compared to a pretax loss of $65.9 million for the first six months of Fiscal 2024. The pretax loss for the first six months of Fiscal 2025 included a $1.8 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $1.4 million for severance and asset impairments. The pretax loss for the first six months of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.5 million for asset impairments.

We had an effective income tax rate of 23.7% and 23.4% in the first six months of Fiscal 2025 and Fiscal 2024, respectively.

The net loss in the first six months of Fiscal 2025 was $34.3 million, or $3.14 diluted loss per share, compared to a net loss of $50.6 million, or $4.37 diluted loss per share, in the first six months of Fiscal 2024.

Journeys Group

	Six Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$558,291	$559,465	(0.2)%
Operating loss	$(29,973)	$(33,240)	9.8%
Operating margin	(5.4)%	(5.9)%

Net sales from Journeys Group decreased 0.2% to $558.3 million in the first six months of Fiscal 2025, compared to $559.5 million in the first six months of Fiscal 2024. Net sales for the first six months this year included approximately $25 million to $29 million due to the calendar shift because Fiscal 2024 was a 53-week year. Journeys total comparable sales decreased 3%, with a decrease in comparable store sales, partially offset by increased e-commerce comparable sales. In addition, the average number of Journeys stores decreased 6% in the first six months this year. We believe our teen customers' preference has shifted away from primarily vulcanized product in favor of a more diversified assortment. We added a significant amount of fresh product to our assortment in the later part of our first six months and store traffic has increased as a result and drove a sequential improvement in Journeys Group comparable sales. We closed 29 Journeys Group stores in the first six months of Fiscal 2025 and continue to evaluate up to 50 Journeys store closures in total in Fiscal 2025.

Journeys Group had an operating loss of $30.0 million in the first six months of Fiscal 2025 compared to an operating loss of $33.2 million in the first six months of Fiscal 2024. The improvement in the operating loss for Journeys Group was due to decreased selling and administrative expenses as a percentage of net sales reflecting a decrease in occupancy, compensation and marketing expenses, partially offset by increased selling salaries and depreciation expense. The decrease in selling and administrative expenses, in both absolute dollars and as a percentage of sales, demonstrates the impact of our cost savings initiatives and closing underperforming stores. Gross margin as a percentage of net sales decreased for the first six months of Fiscal 2025, reflecting changes in product mix and increased shipping and warehouse expense as a result of increased e-commerce penetration, partially offset by decreased markdowns.

Schuh Group

	Six Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$216,910	$215,904	0.5%
Operating income	$1,443	$6,626	(78.2)%
Operating margin	0.7%	3.1%

Net sales from Schuh Group increased 0.5% to $216.9 million in the first six months of Fiscal 2025 compared to $215.9 million in the first six months of Fiscal 2024. Net sales for the first six months this year included approximately $4 million to $5 million due to the calendar shift because Fiscal 2024 was a 53-week year, a favorable impact of $3.3 million due to changes in foreign exchange rates and increased e-commerce comparable sales, partially offset by decreased comparable store sales. Total comparable sales for Schuh decreased 4% for the first six months this year. Schuh continued to contend with a challenging U.K. macro environment in the first six months this year and the consumer continues to be selective in their purchases. In addition, Schuh Group sales in the first six months of Fiscal 2025 compares against strong sales growth in the first six months of Fiscal 2024. Schuh's e-commerce business remains a key channel for consumer engagement, accounting for nearly 40% of its sales in the first six months of Fiscal 2025. Schuh's sales decreased 1% on a local currency basis for the first six months of Fiscal 2025.

Schuh Group had operating income of $1.4 million in the first six months of Fiscal 2025 compared to $6.6 million in the first six months of Fiscal 2024. The decrease in operating income compared to last year reflects decreased gross margin as a percentage of net sales reflecting a more promotional environment at Schuh during the first six months this year, partially offset by decreased shipping and warehouse expenses. Selling and administrative expenses increased as a percentage of net sales, reflecting increased compensation expense, selling salaries, marketing and depreciation expenses, partially offset by decreased occupancy and performance-based compensation expenses. In addition, operating income included an unfavorable impact of $0.1 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Six Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$150,244	$160,412	(6.3)%
Operating income	$1,952	$7,472	(73.9)%
Operating margin	1.3%	4.7%

Johnston & Murphy Group net sales decreased 6.3% to $150.2 million for the first six months of Fiscal 2025 from $160.4 million for the first six months of Fiscal 2024, primarily due to a 4% decrease in comparable sales, reflecting decreased comparable store sales and comparable e-commerce sales, and decreased wholesale sales as well as a 3% decrease in the average number of stores in the first six months this year. In addition, Johnston & Murphy Group sales in the first six months of Fiscal 2025 compares against strong sales growth in the first six months of Fiscal 2024. The softening in men's premium, non-athletic, footwear market made for a difficult operating environment in the first six months this year. Consumers are very selective with their spend on premium priced product. Retail operations accounted for 77.1% of Johnston & Murphy Group's sales in the first six months of Fiscal 2025, up slightly from 77.0% in the first six months of Fiscal 2024.

Johnston & Murphy Group had operating income of $2.0 million for the first six months of Fiscal 2025 compared to $7.5 million in the first six months of Fiscal 2024. The decrease in operating income compared to last year reflects decreased net sales and increased selling and administrative expenses as a percentage of net sales for the first six months of Fiscal 2025, reflecting the deleverage of expenses, especially selling salaries, compensation and occupancy expenses in part as a result of decreased revenue and increased marketing expense as a result of a new marketing campaign in the first six months of Fiscal 2025, partially offset by decreased performance-based compensation expense. Gross margin as a percentage of net sales increased for the first six months of Fiscal 2025, primarily reflecting lower warehouse costs.

Genesco Brands Group

	Six Months Ended
	August 3, 2024	July 29, 2023	% Change
	(dollars in thousands)
Net sales	$57,340	$70,578	(18.8)%
Operating income	$1,686	$1,819	(7.3)%
Operating margin	2.9%	2.6%

Genesco Brands' net sales decreased 18.8% to $57.3 million for the first six months of Fiscal 2025 from $70.6 million for the first six months of Fiscal 2024 due primarily to the repositioning of the business to a more refined portfolio of licenses, partially offset by increased sales of Dockers footwear.

Genesco Brands' operating income was $1.7 million in the first six months of Fiscal 2025 compared to $1.8 million in the first six months of Fiscal 2024. The 7.3% decrease in operating income was primarily due to decreased net sales and decreased gross margin as a percentage of net sales reflecting a $1.8 million inventory provision for a distribution model transition, partially offset by a favorable brand sales mix shift. Selling and administrative expenses decreased as a percentage of net sales in the first six months of Fiscal 2025 reflecting decreased royalty and marketing expenses as a result of an amendment to the Levi's license agreement and decreased bad debt expenses, partially offset by increased performance-based compensation expense, compensation expense and depreciation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2025 was $17.5 million compared to $44.3 million for the first six months of Fiscal 2024. Corporate expense in the first six months of Fiscal 2025 included a $1.4 million charge in asset impairment and other charges for severance and asset impairments. Corporate expense in the first six months of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.5 million charge in asset impairment and other charges for asset impairments. The corporate expense increase, excluding asset impairment and other charges in Fiscal 2025 and Fiscal 2024 and goodwill impairment in Fiscal 2024, primarily reflects an increase in professional fees and compensation expense, partially offset by decreased performance-based compensation expense in the first six months this year compared to the first six months last year.

Net interest expense decreased 44.6% to $2.2 million in the first six months of Fiscal 2025 compared to $4.0 million in the first six months of Fiscal 2024 primarily reflecting decreased average borrowings in the first six months this year compared to the first six months last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
Cash flow changes:	August 3, 2024	July 29, 2023	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(6,029)	$(25,135)	$19,106
Net cash used in investing activities	(14,274)	(35,211)	20,937
Net cash provided by financing activities	30,922	49,108	(18,186)
Effect of foreign exchange rate fluctuations on cash	81	664	(583)
Net increase (decrease) in cash	$10,700	$(10,574)	$21,274

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $19.1 million lower in the first six months of Fiscal 2025 compared to the first six months of Fiscal 2024, reflecting primarily the following factors:

•
a $50.2 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first six months of Fiscal 2025; partially offset by
•
a $40.6 million decrease in cash flow from changes in inventory, primarily reflecting an increase in Genesco Brands Group inventory and a larger increase year over year in Journeys Group inventory, partially offset by a lower increase year over year in Schuh Group inventory in the first six months of Fiscal 2025.

Cash used in investing activities was $20.9 million lower for the first six months of Fiscal 2025 as compared to the first six months of Fiscal 2024 reflecting decreased capital expenditures primarily related to omni-channel capabilities and investments in retail stores.

Cash provided by financing activities was $18.2 million lower in the first six months of Fiscal 2025 as compared to the first six months of Fiscal 2024 reflecting decreased net borrowings partially offset by decreased share repurchases this year compared to the same period last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024.

As of August 3, 2024, we have borrowed $75.1 million U.S. revolver borrowings and $2.7 million (C$3.8 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of August 3, 2024.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2025 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of August 3, 2024.

Contractual Obligations

Our contractual obligations at August 3, 2024 decreased 1% compared to February 3, 2024, primarily due to decreased lease obligations and purchase obligations, partially offset by increased long-term debt.

Capital Expenditures

Total capital expenditures in Fiscal 2025 are expected to be approximately $52 million to $57 million of which approximately 63% is for new stores and remodels and 37% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2024 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 381,711 shares during the second quarter and first six months of Fiscal 2025 at a cost of $9.3 million, or $24.49 per share. We have $42.8 million remaining as of August 3, 2024 under our expanded share repurchase authorization announced in June 2023. In addition, we recorded an accrual for excise tax on stock repurchases of less than $0.1 million in other accrued liabilities in our condensed consolidated balance sheets as of August 3, 2024. We repurchased 1,006,295 shares during the second quarter of Fiscal 2024 at a cost of $22.9 million, or $22.71 per share, and repurchased 1,261,295 shares during the first six months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share.

During the third quarter of Fiscal 2025, through September 11, 2024, we have not repurchased any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2025 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of August 3, 2024, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2024
5-5-24 to 6-1-24(1)	7,700	$24.90	7,700	$51,917

June 2024
6-2-24 to 6-29-24(1)	180,853	$24.63	180,853	$47,463

July 2024
6-30-24 to 8-3-24 (1)	193,158	$24.35	193,158	$42,760
6-30-24 to 8-3-24 (2)	49,199	$26.45	—	—
Total	430,910	$24.72	381,711	$42,760

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

Item 5. Other Information

(c) During the second quarter of Fiscal 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) of Regulation S-K).

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

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 3, 2024, February 3, 2024 and July 29, 2023, (ii) Condensed Consolidated Statements of Operations for each of the three and six months ended August 3, 2024 and July 29, 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for each of the three and six months ended August 3, 2024 and July 29, 2023, (iv) Condensed Consolidated Statements of Cash Flows for each of the three and six months ended August 3, 2024 and July 29, 2023, (v) Condensed Consolidated Statements of Equity for each of the three and six months ended August 3, 2024 and July 29, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: September 12, 2024