Form 10-Q
period 2024-11-02
GENESCO INC
filed 2024-12-12
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 2, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 29, 2024, there were 11,212,311 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including shipping disruptions in the Red Sea; the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war, the conflict in Israel and the surrounding areas and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; store closures and effects on the business as a result of civil disturbances; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to make our occupancy costs more variable, realize any anticipated tax benefits in both the amount and timeframe anticipated, and achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; our ability to meet our sustainability, stewardship, emission and diversity, equity and inclusion related environmental, social and governance projections, goals and commitments; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations, disputes and environmental matters that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	November 2, 2024	February 3, 2024	October 28, 2023
Current Assets:
Cash	$33,578	$35,155	$21,691
Accounts receivable, net of allowances of $2,591 at November 2, 2024,
$4,266 at February 3, 2024 and $4,836 at October 28, 2023	52,373	53,618	56,934
Inventories	523,152	378,967	516,735
Prepaids and other current assets	50,600	39,611	43,350
Total current assets	659,703	507,351	638,710
Property and equipment, net	230,090	240,266	245,009
Operating lease right of use assets	424,886	436,896	459,524
Non-current prepaid income taxes	58,670	56,839	55,632
Goodwill	9,230	9,565	9,283
Other intangibles	27,214	27,250	26,442
Deferred income taxes	339	26,230	33,163
Other noncurrent assets	25,389	25,493	25,168
Total Assets	1,435,521	1,329,890	1,492,931
Liabilities and Equity
Current Liabilities:
Accounts payable	214,935	114,621	186,683
Current portion - operating lease liabilities	123,397	129,189	134,850
Other accrued liabilities	83,750	75,727	75,631
Total current liabilities	422,082	319,537	397,164
Long-term debt	100,114	34,682	128,163
Long-term operating lease liabilities	348,672	359,073	387,347
Other long-term liabilities	47,749	45,396	43,299
Total liabilities	918,617	758,688	955,973
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	823	813	812
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,701	11,961	11,991
Additional paid-in capital	328,760	319,143	316,206
Retained earnings	231,997	296,766	269,576
Accumulated other comprehensive loss	(38,520)	(39,624)	(43,770)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	516,904	571,202	536,958
Total Liabilities and Equity	$1,435,521	$1,329,890	$1,492,931

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$596,328	$579,315	$1,579,113	$1,585,674
Cost of sales	311,072	300,890	831,937	828,921
Gross margin	285,256	278,425	747,176	756,753
Selling and administrative expenses	274,912	267,474	777,878	778,491
Goodwill impairment	—	—	—	28,453
Asset impairments and other, net	134	99	1,490	581
Operating income (loss)	10,210	10,852	(32,192)	(50,772)
Other components of net periodic benefit cost	86	148	281	388
Interest expense, net	1,213	2,207	3,448	6,241
Earnings (loss) from continuing operations before income taxes	8,911	8,497	(35,921)	(57,401)
Income tax expense (benefit)	27,759	1,908	17,144	(13,483)
Earnings (loss) from continuing operations	(18,848)	6,589	(53,065)	(43,918)
Loss from discontinued operations, net of tax	(84)	(50)	(206)	(98)
Net Earnings (Loss)	$(18,932)	$6,539	$(53,271)	$(44,016)

Basic earnings (loss) per common share:
Continuing operations	$(1.76)	$0.60	$(4.88)	$(3.87)
Discontinued operations	0.00	0.00	(0.02)	(0.01)
Net earnings (loss)	$(1.76)	$0.60	$(4.90)	$(3.88)

Diluted earnings (loss) per common share:
Continuing operations	$(1.76)	$0.60	$(4.88)	$(3.87)
Discontinued operations	0.00	0.00	(0.02)	(0.01)
Net earnings (loss)	$(1.76)	$0.60	$(4.90)	$(3.88)

Weighted average shares outstanding:
Basic	10,737	10,898	10,870	11,353
Diluted	10,737	10,972	10,870	11,353

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings (loss)	$(18,932)	$6,539	$(53,271)	$(44,016)
Other comprehensive income (loss):
Postretirement liability adjustments, net of tax	21	62	80	153
Foreign currency translation adjustments	625	(5,800)	1,024	(2,712)
Total other comprehensive income (loss)	646	(5,738)	1,104	(2,559)
Comprehensive Income (Loss)	$(18,286)	$801	$(52,167)	$(46,575)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,271)	$(44,016)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	39,460	35,449
Deferred income taxes	26,921	(3,929)
Goodwill impairment	—	28,453
Impairment of long-lived assets	494	581
Share-based compensation expense	9,767	11,107
Other	724	1,225
Changes in working capital and other assets and liabilities:
Accounts receivable	1,371	(16,958)
Inventories	(143,647)	(61,086)
Prepaids and other current assets	(10,828)	(17,718)
Accounts payable	99,322	44,551
Other accrued liabilities	6,051	(3,454)
Other assets and liabilities	(5,472)	2,255
Net cash used in operating activities	(29,108)	(23,540)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,397)	(49,738)
Proceeds from asset sales	1	87
Net cash used in investing activities	(27,396)	(49,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	344,303	365,416
Payments on revolving credit facility	(278,779)	(282,083)
Shares repurchased related to share repurchase plan	(9,789)	(32,027)
Shares repurchased related to taxes for share-based awards	(2,074)	(2,249)
Change in overdraft balances	882	(1,847)
Other	—	(12)
Net cash provided by financing activities	54,543	47,198
Effect of foreign exchange rate fluctuations on cash	384	(306)
Net decrease in cash	(1,577)	(26,299)
Cash at beginning of period	35,155	47,990
Cash at end of period	$33,578	$21,691
Supplemental information:
Interest paid	$3,290	$5,711
Income taxes paid	2,275	5,487

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive income	—	—	—	—	474	—	474
Share-based compensation expense	—	—	3,772	—	—	—	3,772
Restricted stock issuance	—	234	(234)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(449)	—	—	(449)
Shares repurchased	—	(255)	—	(8,915)	—	—	(9,170)
Excise taxes related to repurchases of common stock	—	—	—	(78)	—	—	(78)
Other	(3)	(3)	6	—	—	—	—
Balance April 29, 2023	812	13,052	308,817	318,538	(40,737)	(17,857)	582,625
Net loss	—	—	—	(31,665)	—	—	(31,665)
Other comprehensive income	—	—	—	—	2,705	—	2,705
Share-based compensation expense	—	—	4,153	—	—	—	4,153
Restricted stock issuance	—	40	(40)	—	—	—	—
Shares repurchased	—	(1,006)	—	(21,851)	—	—	(22,857)
Excise taxes related to repurchases of common stock	—	—	—	(185)	—	—	(185)
Restricted shares withheld for taxes	—	(72)	72	(1,756)	—	—	(1,756)
Other	—	(18)	17	—	—	—	(1)
Balance July 29, 2023	812	11,996	313,019	263,081	(38,032)	(17,857)	533,019
Net earnings	—	—	—	6,539	—	—	6,539
Other comprehensive loss	—	—	—	—	(5,738)	—	(5,738)
Share-based compensation expense	—	—	3,182	—	—	—	3,182
Restricted shares withheld for taxes	—	(1)	1	(44)	—	—	(44)
Other	—	(4)	4	—	—	—	—
Balance October 28, 2023	$812	$11,991	$316,206	$269,576	$(43,770)	$(17,857)	$536,958

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	812	12,122	322,288	271,647	(40,559)	(17,857)	548,453
Net loss	—	—	—	(9,992)	—	—	(9,992)
Other comprehensive income	—	—	—	—	1,393	—	1,393
Share-based compensation expense	—	—	3,453	—	—	—	3,453
Restricted stock issuance	—	37	(37)	—	—	—	—
Shares repurchased	—	(382)	—	(8,967)	—	—	(9,349)
Excise taxes related to repurchases of common stock	—	—	—	(35)	—	—	(35)
Restricted shares withheld for taxes	—	(49)	49	(1,301)	—	—	(1,301)
Other	—	(21)	22	(1)	—	—	—
Balance August 3, 2024	812	11,707	325,775	251,351	(39,166)	(17,857)	532,622
Net loss	—	—	—	(18,932)	—	—	(18,932)
Other comprehensive income	—	—	—	—	646	—	646
Share-based compensation expense	—	—	3,007	—	—	—	3,007
Restricted stock issuance	—	15	(15)	—	—	—	—
Shares repurchased	—	(18)	—	(421)	—	—	(439)
Other	11	(3)	(7)	(1)	—	—	—
Balance November 2, 2024	$823	$11,701	$328,760	$231,997	$(38,520)	$(17,857)	$516,904

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com, johnstonmurphy.ca, nashvilleshoewarehouse.com and dockersshoes.com as well as catalogs. We also source, design, market and distribute footwear and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At November 2, 2024, we operated 1,302 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and nine months ended November 2, 2024 and October 28, 2023, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.4 million and $3.1 million for the third quarters of Fiscal 2025 and Fiscal 2024, respectively, and $7.4 million and $9.1 million for the first nine months of Fiscal 2025 and Fiscal 2024, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $75.7 million and $75.5 million for the third quarters of Fiscal 2025 and Fiscal 2024, respectively, and $224.7 million and $228.3 million for the first nine months of Fiscal 2025 and Fiscal 2024, respectively.

Advertising Costs

Advertising costs were $36.6 million and $33.6 million for the third quarters of Fiscal 2025 and Fiscal 2024, respectively, and $88.0 million and $85.3 million for the first nine months of Fiscal 2025 and Fiscal 2024, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.1 million and $2.5 million for the third quarters of Fiscal 2025 and Fiscal 2024, respectively, and $7.7 million and $9.1 million for the first nine months of Fiscal 2025 and Fiscal 2024, respectively. During the first nine months of each of Fiscal 2025 and Fiscal 2024, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Income Tax

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets. We now expect our U.S. jurisdiction to be in a cumulative loss position within the near term which we believe is a new significant piece of negative evidence in the third quarter of Fiscal 2025. Due to the weight of the cumulative loss position for our U.S. jurisdiction in our objective analysis of all the positive and negative evidence, we no longer believe it is more likely than not we will realize certain U.S. deferred tax assets. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets of $26.3 million for the third quarter of Fiscal 2025, which is included in income tax expense (benefit) in our Condensed Consolidated Statements of Operations.

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of November 2, 2024, there were no other new pronouncements or interpretations, other than those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 3, 2024, that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 3, 2024	$9,565
Effect of foreign currency exchange rates	(335)
Balance, November 2, 2024	$9,230

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Nov. 2, 2024	Feb. 3, 2024	Nov. 2, 2024	Feb. 3, 2024	Nov. 2, 2024	Feb. 3, 2024	Nov. 2, 2024	Feb. 3, 2024
Gross other intangibles	$24,853	$24,464	$6,529	$6,501	$400	$400	$31,782	$31,365
Accumulated amortization	—	—	(4,168)	(3,715)	(400)	(400)	(4,568)	(4,115)
Net Other Intangibles	$24,853	$24,464	$2,361	$2,786	$—	$—	$27,214	$27,250

Note 3

Inventories

(In thousands)	November 2, 2024	February 3, 2024
Wholesale finished goods	$68,545	$57,678
Retail merchandise	454,607	321,289
Total Inventories	$523,152	$378,967

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at November 2, 2024 and February 3, 2024 are:

(In thousands)	November 2, 2024		February 3, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$100,114	$100,262	$34,682	$34,638
Total Long-Term Debt	$100,114	$100,262	$34,682	$34,638

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We did not have any debt classified as current portion as of November 2, 2024 or February 3, 2024.

As of November 2, 2024, we have $0.1 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of November 2, 2024, we have $6.5 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of November 2, 2024 included $96.1 million U.S. revolver borrowings and $4.0 million (C$5.6 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and facility agreement by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") as of November 2, 2024. Excess availability under the Credit Facility was $225.4 million at November 2, 2024.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted-average number of shares - basic	10,737	10,898	10,870	11,353
Common stock equivalents	-	74	-	-
Weighted-average number of shares - diluted	10,737	10,972	10,870	11,353

Common stock equivalents of 0.1 million shares are excluded for the three months ended November 2, 2024, and 0.1 million shares are excluded for each of the nine months ended November 2, 2024 and October 28, 2023 due to the loss from continuing operations in all periods, except the three months ended October 28, 2023, because to do so would be anti-dilutive.

We repurchased 17,922 shares of our common stock during the third quarter of Fiscal 2025 at a cost of $0.4 million, or $24.50 per share, and repurchased 399,633 shares of our common stock during the first nine months of Fiscal 2025 at a cost of $9.8 million, or $24.49 per share. We have $42.3 million remaining as of November 2, 2024 under our expanded share repurchase authorization announced in June 2023. We recorded an accrual for excise tax on stock repurchases of less than $0.1 million in other accrued liabilities in our Condensed Consolidated

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share, Continued

Balance Sheets as of November 2, 2024. We did not repurchase any shares of our common stock during the third quarter of Fiscal 2024 and repurchased 1,261,295 shares of our common stock during the first nine months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share. During the fourth quarter of Fiscal 2025, through December 11, 2024, we have not repurchased any shares of our common stock.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.9 million as of November 2, 2024, $2.0 million as of February 3, 2024 and $1.6 million as of October 28, 2023. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the third quarter or first nine months of Fiscal 2025 or Fiscal 2024. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information

Three Months Ended November 2, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$362,517	$121,826	$78,463	$33,587	$—	$596,393
Intercompany sales elimination	—	—	—	(65)	—	(65)
Net sales to external customers(1)	362,517	121,826	78,463	33,522	—	596,328
Segment operating income (loss)	13,166	3,119	(91)	3,729	(9,579)	10,344
Asset impairments and other(2)	—	—	—	—	134	134
Operating income (loss)	13,166	3,119	(91)	3,729	(9,713)	10,210
Other components of net periodic benefit cost	—	—	—	—	86	86
Interest expense, net	—	—	—	—	1,213	1,213
Earnings (loss) from continuing operations before income taxes	$13,166	$3,119	$(91)	$3,729	$(11,012)	$8,911
Total assets (3)	$746,432	$215,531	$178,166	$69,478	$225,914	$1,435,521
Depreciation and amortization	8,385	1,944	1,358	337	1,030	13,054
Capital expenditures	6,255	3,109	3,561	108	90	13,123

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales in the third quarter of Fiscal 2025.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group.

(3) Of our $655.0 million of long-lived assets, $93.7 million and $9.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended October 28, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$349,367	$118,129	$81,414	$32,907	$—	$581,817
Intercompany sales elimination	—	—	(3)	(2,499)	—	(2,502)
Net sales to external customers(1)	349,367	118,129	81,411	30,408	—	579,315
Segment operating income (loss)	11,975	5,484	2,706	(1,560)	(7,654)	10,951
Asset impairments and other (2)	—	—	—	—	99	99
Operating income (loss)	11,975	5,484	2,706	(1,560)	(7,753)	10,852
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense, net	—	—	—	—	2,207	2,207
Earnings (loss) from continuing operations before income taxes	$11,975	$5,484	$2,706	$(1,560)	$(10,108)	$8,497
Total assets (3)	$798,968	$213,036	$185,179	$52,170	$243,578	$1,492,931
Depreciation and amortization	8,078	1,566	1,365	265	1,056	12,330
Capital expenditures	8,235	3,380	1,975	710	140	14,440

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales for the third quarter of Fiscal 2024.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group.

(3) Of our $704.5 million of long-lived assets, $87.9 million and $12.9 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Nine Months Ended November 2, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$920,808	$338,736	$228,707	$88,941	$—	$1,577,192
Intercompany sales elimination(1)	—	—	—	1,921	—	1,921
Net sales to external customers(2)	920,808	338,736	228,707	90,862	—	1,579,113
Segment operating income (loss)	(16,807)	4,562	1,861	5,415	(25,733)	(30,702)
Asset impairments and other(3)	—	—	—	—	1,490	1,490
Operating income (loss)	(16,807)	4,562	1,861	5,415	(27,223)	(32,192)
Other components of net periodic benefit cost	—	—	—	—	281	281
Interest expense, net	—	—	—	—	3,448	3,448
Earnings (loss) from continuing operations before income taxes	$(16,807)	$4,562	$1,861	$5,415	$(30,952)	$(35,921)
Depreciation and amortization	$25,545	$5,662	$4,136	$982	$3,135	$39,460
Capital expenditures	14,059	5,606	6,737	643	352	27,397

(1) Intercompany sales for the first nine months of Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales in the first nine months of Fiscal 2025.

(3) Asset impairments and other includes a $0.5 million charge for asset impairments in Journeys Group and $1.0 million for severance.

Nine Months Ended October 28, 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$908,832	$334,033	$241,832	$104,232	$—	$1,588,929
Intercompany sales elimination	—	—	(9)	(3,246)	—	(3,255)
Net sales to external customers(1)	908,832	334,033	241,823	100,986	—	$1,585,674
Segment operating income (loss)	(21,265)	12,110	10,178	259	(23,020)	$(21,738)
Goodwill impairment(2)	—	—	—	—	28,453	28,453
Asset impairments and other(3)	—	—	—	—	581	581
Operating income (loss)	(21,265)	12,110	10,178	259	(52,054)	(50,772)
Other components of net periodic benefit cost	—	—	—	—	388	388
Interest expense	—	—	—	—	6,241	6,241
Earnings (loss) from continuing operations before income taxes	$(21,265)	$12,110	$10,178	$259	$(58,683)	$(57,401)
Depreciation and amortization	$23,235	$4,751	$3,622	$669	$3,172	$35,449
Capital expenditures	32,447	9,376	5,277	1,788	850	49,738

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales for the first nine months of Fiscal 2024.

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

Summary of Results of Operations

Our net sales increased 2.9% to $596.3 million in the third quarter of Fiscal 2025 compared to $579.3 million in the third quarter of Fiscal 2024. The net sales increase compared to last year's third quarter reflects a 6% increase in comparable sales, including a 15% increase in e-commerce comparable sales and a 4% increase in same store sales, and a favorable foreign exchange impact, partially offset by the negative impact of approximately $17 million due to the move of a strong week of back-to-school sales into the second quarter this year related to the 53-week calendar shift and the impact of net store closings. The Journeys Group business had strong back-to-school sales with comparable sales up 11% for the third quarter of Fiscal 2025, fueled by continued improvement in their product assortment, among other actions. Schuh Group continued to contend with a challenging U.K. macro environment in the third quarter this year and the consumer continued to be selective in their purchases. Johnston & Murphy Group consumers responded well to new product launches during the quarter with both conversion and transaction size increases, but the softening in men's premium non-athletic footwear market made for a difficult operating environment as store traffic decreased in the third quarter this year. Inflationary pressures continue to impact discretionary spending. By segment, Journeys Group sales increased 4%, Schuh Group sales increased 3%, Johnston & Murphy Group sales decreased 4% and Genesco Brands Group sales increased 10% for the third quarter of Fiscal 2025 compared to the third quarter of Fiscal 2024. Schuh Group's sales decreased 2% on a local currency basis for the third quarter of Fiscal 2025.

Gross margin increased 2.5% to $285.3 million in the third quarter of Fiscal 2025 from $278.4 million in the third quarter of Fiscal 2024, but decreased as a percentage of net sales from 48.1% to 47.8% reflecting decreased gross margin as a percentage of net sales at Journeys Group and Schuh Group, partially offset by increased gross margin as a percentage of net sales at Johnston & Murphy Group and Genesco Brands Group. The decreased gross margin as a percentage of net sales is due primarily to changes in product mix at Journeys Group.

Selling and administrative expenses in the third quarter of Fiscal 2025 increased 2.8% to $274.9 million from $267.5 million compared to the third quarter of Fiscal 2024 reflecting increased selling salaries, marketing expense and compensation expense. Selling and administrative expenses decreased 10 basis points as a percentage of net sales from 46.2% to 46.1%, reflecting the impact of our cost savings initiatives and closure of unproductive stores. By segment, selling and administrative expenses decreased as a percentage of net sales at Journeys Group and Genesco Brands Group, partially offset by increased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group.

Operating margin was 1.7% in the third quarter of Fiscal 2025 compared to 1.9% in the third quarter of Fiscal 2024 reflecting decreased operating margin at Schuh Group and Johnston & Murphy Group, partially offset by improved operating margin at Journeys Group and Genesco Brands Group. The overall decrease in operating margin for the third quarter this year compared to the third quarter last year primarily reflects a decrease in gross margin as a percentage of net sales that more than offset decreased expenses as a percentage of net sales.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter of Fiscal 2025 was $8.9 million compared to $8.5 million for the third quarter of Fiscal 2024. Pretax earnings for the third quarter of both Fiscal 2025 and Fiscal 2024 included asset impairment and other charges of $0.1 million for asset impairments.

We had an effective income tax rate of 311.5% and 22.5% in the third quarter of Fiscal 2025 and Fiscal 2024, respectively. The higher effective tax rate in the third quarter this year compared to the third quarter last year reflects a $26.3 million U.S. valuation allowance in the third quarter this year, reflecting the uncertainty regarding our ability to realize the benefit of our general tax attributes in the U.S. jurisdiction.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets. We now expect our U.S. jurisdiction to be in a cumulative loss position within the near term which we believe is a new significant piece of negative evidence in the third quarter of Fiscal 2025. Due to the weight of the cumulative loss position for our U.S. jurisdiction in our objective analysis of all the positive and negative evidence, we no longer believe it is more likely than not we will realize certain U.S. deferred tax assets. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets.

The net loss in the third quarter of Fiscal 2025 was $18.9 million, or $1.76 diluted loss per share, compared to net earnings of $6.5 million, or $0.60 diluted earnings per share, in the third quarter of Fiscal 2024.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There have been no significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2024.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries and depreciation etc. Comparable sales also have a direct impact on our total net revenue, working capital and cash. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable e-commerce sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

Operating Margin

Operating margin is a ratio calculated by dividing operating income (loss) by net sales. We believe operating margin provides investors with useful information related to the profitability of our business after considering all of the selling, general and administrative expenses and other operating charges incurred. We use this measure in making financial, operating and planning decisions and in evaluating our overall performance.

Results of Operations – Third Quarter of Fiscal 2025 Compared to Third Quarter of Fiscal 2024

Journeys Group

	Three Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$362,517	$349,367	3.8%
Operating income	$13,166	$11,975	9.9%
Operating margin	3.6%	3.4%

Net sales from Journeys Group increased 3.8% to $362.5 million in the third quarter of Fiscal 2025, compared to $349.4 million in the third quarter of Fiscal 2024. The net sales increase compared to last year's third quarter reflects an 11% increase in comparable sales, partially offset by the negative impact of moving a strong week of back-to-school sales into the second quarter this year related to the 53-week calendar shift and a 5% decrease in the average number of stores in the third quarter this year. We believe our Journeys consumer has become more interested in a broader range of brands they are buying and more diversified in the styles they are wearing. Journeys added significant new product offerings across a number of casual and athletic brands which fueled strong full price selling and increased average selling prices in the third quarter this year. The newness in product offerings also contributed to increased traffic in stores as well as online with digital representing 17% of total sales for Journeys in the third quarter this year. We closed 12 Journeys Group stores in the third quarter of Fiscal 2025 and expect to close up to ten more Journeys Group stores in Fiscal 2025. Journeys Group operated 1,028 stores at the end of the third quarter of Fiscal 2025, including 218 Journeys Kidz stores, 37 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 1,080 stores at the end of the third quarter of last year, including 224 Journeys Kidz stores, 41 Journeys stores in Canada and 34 Little Burgundy stores in Canada.

The 20 basis point improvement in operating margin for Journeys Group for the third quarter of Fiscal 2025 compared to the third quarter of Fiscal 2024 was due to decreased selling and administrative expenses as a percentage of net sales reflecting a decrease in occupancy, freight and compensation expenses, partially offset by decreased gross margin as a percentage of net sales reflecting changes in product mix. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Three Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$121,826	$118,129	3.1%
Operating income	$3,119	$5,484	(43.1)%
Operating margin	2.6%	4.6%

Net sales from Schuh Group increased 3.1% to $121.8 million in the third quarter of Fiscal 2025 compared to $118.1 million in the third quarter of Fiscal 2024. Net sales for the third quarter this year included a favorable impact of $5.5 million due to changes in foreign exchange rates, partially offset by decreased comparable sales and moving a strong week of back-to-school sales into the second quarter this year related to the 53-week calendar shift. Total comparable sales for Schuh Group decreased 1% for the third quarter this year. Schuh Group continued to contend with a challenging U.K. macro environment in the third quarter this year and the consumer continued to be selective in their purchases. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the third quarter of Fiscal 2025. Schuh Group's sales decreased 2% on a local currency basis for the third quarter of Fiscal 2025. Schuh Group operated 122 stores at the end of the third quarter of Fiscal 2025, compared to 124 stores at the end of the third quarter of Fiscal 2024.

The 200 basis point decrease in operating margin for Schuh Group for the third quarter of Fiscal 2025 compared to the third quarter of Fiscal 2024 reflects increased selling and administrative expenses as a percentage of net sales, reflecting increased selling salaries and marketing expense partially offset by decreased performance-based compensation expense. Gross margin decreased as a percentage of net sales reflecting increased promotional activity and changes in product mix, partially offset by decreased shipping and warehouse expenses.

Johnston & Murphy Group

	Three Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$78,463	$81,411	(3.6)%
Operating income (loss)	$(91)	$2,706	NM
Operating margin	(0.1)%	3.3%

Johnston & Murphy Group net sales decreased 3.6% to $78.5 million for the third quarter of Fiscal 2025 from $81.4 million for the third quarter of Fiscal 2024, primarily due to decreased wholesale sales, a 3% decrease in the average number of stores in the third quarter this year and a 1% decrease in comparable sales. Consumers responded well to new footwear product launches during the quarter with both conversion and transaction size increases, but the softening in men's premium non-athletic footwear market made for a difficult operating environment as store traffic continued down in the third quarter this year. The brand's apparel and accessories continue to resonate well with its consumers and the Johnston & Murphy Group intends to continue to capitalize on opportunities beyond footwear. Retail operations accounted for 74.0% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2025, up from 72.5% in the third quarter of Fiscal 2024. The store count for Johnston & Murphy Group's retail operations at the end of the third quarter of Fiscal 2025 was 152 stores, including five stores in Canada, compared to 156 stores, including six stores in Canada, at the end of the third quarter of Fiscal 2024.

The 340 basis point decrease in operating margin for Johnston & Murphy for the third quarter of Fiscal 2025 compared to the third quarter of Fiscal 2024 reflects increased selling and administrative expenses as a percentage of net sales for the third quarter of Fiscal 2025 reflecting the deleverage of expenses, especially marketing expense, occupancy expense, selling salaries and compensation expense in part as a result of decreased revenue in the third quarter of Fiscal 2025, as well as increased performance-based compensation expense due to the impact of the reversal of performance-based compensation expense in the third quarter of Fiscal 2024. Gross margin as a percentage of net sales increased for the third quarter of Fiscal 2025, reflecting improved initial margins, lower markdowns and a higher mix of direct-to-consumer sales volume.

Genesco Brands Group

	Three Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$33,522	$30,408	10.2%
Operating income (loss)	$3,729	$(1,560)	NM
Operating margin	11.1%	(5.1)%

Genesco Brands' net sales increased 10.2% to $33.5 million for the third quarter of Fiscal 2025 from $30.4 million for the third quarter of Fiscal 2024 due primarily to increased sales of Levi's and Dockers footwear, partially offset by decreased sales in other licenses and private label offerings as we continue to reposition the business to a more refined portfolio of licenses.

The improvement in operating margin for Genesco Brands Group for the third quarter of Fiscal 2025 compared to the third quarter of Fiscal 2024 was primarily due to increased gross margin as a percentage of net sales reflecting more full price selling in Levi's and a favorable change in sales mix and decreased selling and administrative expenses as a percentage of net sales in the third quarter of Fiscal 2025 reflecting leverage of expense as a result of increased revenue in the third quarter of Fiscal 2025 as well as decreased royalty, marketing and other expenses as a result of an amendment to the Levi's license agreement, and decreased performance-based compensation expense and warehouse expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter of Fiscal 2025 was $9.7 million compared to $7.8 million for the third quarter of Fiscal 2024. Corporate expense in the third quarter of both Fiscal 2025 and Fiscal 2024 included a $0.1 million charge in asset impairment and other charges for asset impairments. The corporate expense increase, excluding asset impairment and other charges, reflects increased performance-based compensation expense in the third quarter this year compared to the third quarter last year.

Net interest expense decreased 45.0% to $1.2 million in the third quarter of Fiscal 2025 compared to $2.2 million in the third quarter of Fiscal 2024 primarily reflecting decreased average borrowings in the third quarter this year compared to the third quarter last year.

Results of Operations – First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

Our net sales decreased 0.4% to $1.579 billion in the first nine months of Fiscal 2025 compared to $1.586 billion in the first nine months of Fiscal 2024. The net sales decrease compared to last year's first nine months was driven by decreased comparable store sales, the impact of net store closings and decreased wholesale sales, partially offset by a 9% increase in e-commerce comparable sales, the inclusion this year of additional sales due to the calendar shift because Fiscal 2024 was a 53-week year and a favorable impact of $7.8 million in sales due to foreign exchange rates. Journeys Group sales and Schuh Group sales each increased 1% for the first nine months while Johnston & Murphy Group sales decreased 5% and Genesco Brands Group sales decreased 10% for the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024. Schuh's sales decreased 1% on a local currency basis for the first nine months of Fiscal 2025. Total comparable sales were flat for the first nine months of Fiscal 2025, with same store sales down 2% and comparable e-commerce sales up 9%.

Gross margin decreased 1.3% to $747.2 million in the first nine months of Fiscal 2025 from $756.8 million in the first nine months of Fiscal 2024 and decreased as a percentage of net sales from 47.7% to 47.3% reflecting decreased gross margin as a percentage of net sales in all business units except Johnston & Murphy Group. The decreased gross margin as a percentage of net sales reflects primarily a higher level of promotional activity at Schuh and changes in product mix at Journeys.

Selling and administrative expenses in the first nine months of Fiscal 2025 were down slightly to $777.9 million compared to $778.5 million in the first nine months of Fiscal 2024. Selling and administrative expenses increased 20 basis points as a percentage of net sales in the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024 from 49.1% to 49.3%, reflecting increased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group, partially offset by decreased expenses as a percentage of sales at Journeys Group and Genesco Brands Group. The increase in expenses as a percentage of net sales reflects increased selling salaries, depreciation expense, marketing expense and professional fees, partially offset by decreased occupancy expense, royalty expense and a favorable change in certain non-income taxes.

Operating margin was a loss of 2.0% in the first nine months of Fiscal 2025 compared to a loss of 3.2% in the first nine months of Fiscal 2024 reflecting improved operating margin at Journeys Group and Genesco Brands Group, partially offset by decreased operating margin at Schuh Group and Johnston & Murphy Group. The overall improvement in operating margin for the first nine months this year compared to the first nine months last year primarily reflects a non-cash goodwill impairment charge of $28.5 million in the second quarter of Fiscal 2024, partially offset by decreased gross margin as a percentage of net sales and increased selling and administrative expenses as a percentage of net sales in the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024.

The pretax loss for the first nine months of Fiscal 2025 was $35.9 million compared to a pretax loss of $57.4 million for the first nine months of Fiscal 2024. The pretax loss for the first nine months of Fiscal 2025 included a $1.8 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $1.5 million for severance and asset impairments. The pretax loss for the first nine months of Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $0.6 million for asset impairments.

We had an effective income tax rate of -47.7% and 23.5% in the first nine months of Fiscal 2025 and Fiscal 2024, respectively. The lower effective tax rate for the first nine months this year compared to the first nine months last year reflects a $26.3 million U.S. valuation allowance recorded in the third quarter of Fiscal 2025, reflecting the uncertainty regarding our ability to realize the benefit of our general tax attributes in the U.S. jurisdiction.

The net loss in the first nine months of Fiscal 2025 was $53.3 million, or $4.90 diluted loss per share, compared to a net loss of $44.0 million, or $3.88 diluted loss per share, in the first nine months of Fiscal 2024.

Journeys Group

	Nine Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$920,808	$908,832	1.3%
Operating loss	$(16,807)	$(21,265)	21.0%
Operating margin	(1.8)%	(2.3)%

Net sales from Journeys Group increased 1.3% to $920.8 million in the first nine months of Fiscal 2025, compared to $908.8 million in the first nine months of Fiscal 2024. The net sales increase compared to last year's first nine months reflects a 2% increase in comparable sales and additional sales this year related to the 53-week calendar shift, partially offset by a 6% decrease in the average number of Journeys stores in the first nine months this year. We believe our Journeys consumer has become more interested in a broader range of brands they are buying and more diversified in the styles they are wearing. We added a significant amount of fresh product to our assortment in the later part of our first nine months this year and store traffic has increased as a result and drove a sequential improvement in Journeys Group comparable sales. We closed 41 Journeys Group stores in the first nine months of Fiscal 2025 and expect to close up to ten more Journeys Group stores in Fiscal 2025.

The 50 basis point improvement in operating margin for Journeys Group for the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024 was due primarily to decreased selling and administrative expenses as a percentage of net sales reflecting a decrease in occupancy and compensation expenses, partially offset by increased selling salaries and depreciation expense. The decrease in selling and administrative expenses, in both absolute dollars and as a percentage of sales, demonstrates the impact of our cost savings initiatives and closing underperforming stores. Gross margin as a percentage of net sales decreased for the first nine months of Fiscal 2025, reflecting changes in product mix, partially offset by decreased markdowns.

Schuh Group

	Nine Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$338,736	$334,033	1.4%
Operating income	$4,562	$12,110	(62.3)%
Operating margin	1.3%	3.6%

Net sales from Schuh Group increased 1.4% to $338.7 million in the first nine months of Fiscal 2025 compared to $334.0 million in the first nine months of Fiscal 2024. Net sales for the first nine months of Fiscal 2025 included a favorable impact of $8.7 million due to changes in foreign exchange rates, partially offset by decreased comparable sales. Total comparable sales for Schuh Group decreased 3% for the first nine months this year. Schuh Group continued to contend with a challenging U.K. macro environment in the first nine months this year and the consumer continues to be selective in their purchases. In addition, Schuh Group sales in the first nine months of Fiscal 2025 compares against strong sales growth in the first nine months of Fiscal 2024. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for approximately 40% of its sales in the first nine months of Fiscal 2025. Schuh Group's sales decreased 1% on a local currency basis for the first nine months of Fiscal 2025.

The 230 basis point decrease in operating margin for Schuh Group for the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024 reflects decreased gross margin as a percentage of net sales reflecting a more promotional environment at Schuh Group during the first nine months this year, partially offset by decreased shipping and warehouse expenses. The increase in selling and administrative expenses as a percentage of net sales also contributed to the decrease in operating margin reflecting increased selling salaries, marketing, compensation and depreciation expenses, partially offset by decreased performance-based compensation and occupancy expenses.

Johnston & Murphy Group

	Nine Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$228,707	$241,823	(5.4)%
Operating income	$1,861	$10,178	(81.7)%
Operating margin	0.8%	4.2%

Johnston & Murphy Group net sales decreased 5.4% to $228.7 million for the first nine months of Fiscal 2025 from $241.8 million for the first nine months of Fiscal 2024, primarily due to decreased wholesale sales, a 3% decrease in comparable sales, reflecting decreased comparable sales and a 3% decrease in the average number of stores in the first nine months of Fiscal 2025. The softening in men's premium, non-athletic, footwear market made for a difficult operating environment in the first nine months of Fiscal 2025 due to consumer selectivity related to premium priced products. Retail operations accounted for 76.0% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2025, up slightly from 75.4% in the first nine months of Fiscal 2024.

The 340 basis point decrease in operating margin for Johnston & Murphy Group for the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024 reflects increased selling and administrative expenses as a percentage of net sales for the first nine months of Fiscal 2025, reflecting the deleverage of expenses, especially marketing expense, selling salaries, occupancy and compensation expenses in part as a result of decreased revenue in the first nine months of Fiscal 2025. Johnston & Murphy continues to make investments in marketing to enhance the brand as the men's premium, non-athletic footwear market returns to a more normal operating environment. Gross margin as a percentage of net sales increased for the first nine months of Fiscal 2025, primarily reflecting improved initial margins, lower markdowns, lower warehouse costs and a higher mix of direct-to-consumer sales volume.

Genesco Brands Group

	Nine Months Ended
	November 2, 2024	October 28, 2023	% Change
	(dollars in thousands)
Net sales	$90,862	$100,986	(10.0)%
Operating income	$5,415	$259	NM
Operating margin	6.0%	0.3%

Genesco Brands' net sales decreased 10.0% to $90.9 million for the first nine months of Fiscal 2025 from $101.0 million for the first nine months of Fiscal 2024 due primarily to the repositioning of the business to a more refined portfolio of licenses, partially offset by increased sales of Dockers footwear.

The improvement in operating margin for Genesco Brands Group for the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024 was primarily due to decreased selling and administrative expenses as a percentage of net sales in the first nine months of Fiscal 2025 reflecting decreased royalty, marketing and other expenses as a result of an amendment to the Levi's license agreement and decreased warehouse costs and bad debt expenses, partially offset by increased performance-based compensation expense. Gross margin decreased as a percentage of net sales reflecting a $1.8 million inventory provision for a distribution model transition, partially offset by a favorable brand sales mix shift.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months of Fiscal 2025 was $27.2 million compared to $52.1 million for the first nine months of Fiscal 2024. Corporate expense in the first nine months of Fiscal 2025 included a $1.5 million charge in asset impairment and other charges for severance and asset impairments. Corporate expense in the first nine months of Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $0.6 million charge in asset impairment and other charges for asset impairments. The corporate expense increase, excluding asset impairment and other charges in Fiscal 2025 and Fiscal 2024 and goodwill impairment in Fiscal 2024, primarily reflects an increase in performance-based compensation expense and professional fees in the first nine months this year compared to the first nine months last year.

Net interest expense decreased 44.8% to $3.4 million in the first nine months of Fiscal 2025 compared to $6.2 million in the first nine months of Fiscal 2024 primarily reflecting decreased average borrowings in the first nine months this year compared to the first nine months last year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	November 2, 2024	October 28, 2023	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(29,108)	$(23,540)	$(5,568)
Net cash used in investing activities	(27,396)	(49,651)	22,255
Net cash provided by financing activities	54,543	47,198	7,345
Effect of foreign exchange rate fluctuations on cash	384	(306)	690
Net decrease in cash	$(1,577)	$(26,299)	$24,722

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $5.6 million higher in the first nine months of Fiscal 2025 compared to the first nine months of Fiscal 2024, reflecting primarily the following factors:

•
a $54.8 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first nine months of Fiscal 2025; and
•
an $18.3 million increase in cash flow from changes in accounts receivable, primarily reflecting the distribution model transition at Genesco Brands Group and decreased wholesale sales; partially offset by
•
an $82.6 million decrease in cash flow from changes in inventory, primarily reflecting an increase in Genesco Brands Group inventory and a larger increase year over year in Journeys Group inventory, as well as a lower decrease year over year in Johnston & Murphy Group inventory, partially offset by a lower increase year over year in Schuh Group inventory in the first nine months of Fiscal 2025.

Cash used in investing activities was $22.3 million lower for the first nine months of Fiscal 2025 as compared to the first nine months of Fiscal 2024 reflecting decreased capital expenditures primarily related to omni-channel capabilities and investments in retail stores.

Cash provided by financing activities was $7.3 million higher in the first nine months of Fiscal 2025 as compared to the first nine months of Fiscal 2024 reflecting decreased share repurchases this year compared to the same period last year, partially offset by decreased net borrowings.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024.

As of November 2, 2024, we have borrowed $96.1 million U.S. revolver borrowings and $4.0 million (C$5.6 million) related to GCO Canada ULC. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of November 2, 2024.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2025 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believe will generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified the IRS would conduct an audit of the periods related to the outstanding net tax refund. While we do not believe any uncertainty with the technical merits of the positions generating the net tax refunds exists, we do anticipate the timing of the net tax refund will be extended as a result of the audit process. Accordingly, we have recorded the outstanding refund to non-current prepaid income taxes on the Condensed Consolidated Balance Sheets as of November 2, 2024.

Contractual Obligations

Our contractual obligations at November 2, 2024 increased 7% compared to February 3, 2024, primarily due to increased long-term debt, partially offset by decreased lease obligations and purchase obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2025 are expected to be approximately $45 million to $50 million of which approximately 67% is for new stores and remodels and 33% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel capabilities. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Fiscal 2024 Form 10-K. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 17,922 shares of our common stock during the third quarter of Fiscal 2025 at a cost of $0.4 million, or $24.50 per share, and repurchased 399,633 shares of our common stock during the first nine months of Fiscal 2025 at a cost of $9.8 million, or $24.49 per share. We have $42.3 million remaining as of November 2, 2024 under our expanded share repurchase authorization announced in June 2023. We have recorded an accrual for excise tax on stock repurchases of less than $0.1 million in other accrued liabilities in our Condensed Consolidated Balance Sheets as of November 2, 2024. We did not repurchase any shares of our common stock during the third quarter of Fiscal 2024 and repurchased 1,261,295 shares of our common stock during the first nine months of Fiscal 2024 at a cost of $32.0 million, or $25.39 per share.

During the fourth quarter of Fiscal 2025, through December 11, 2024, we have not repurchased any shares of our common stock.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the third quarter of Fiscal 2025 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of November 2, 2024, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2024
8-4-24 to 8-31-24(1)	—	$—	—	$42,760

September 2024
9-1-24 to 9-28-24(1)	17,922	$24.50	17,922	$42,321

October 2024
9-29-24 to 11-2-24 (1)	—	$—	—	$42,321
Total	17,922	$24.50	17,922	$42,321

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in February 2022, and in June 2023, the Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The program may be limited, temporarily paused, or terminated at any time without prior notice.

Item 5. Other Information

Insider Trading Arrangements

During the third quarter of Fiscal 2025, no director or officer (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

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

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 2, 2024, February 3, 2024 and October 28, 2023, (ii) Condensed Consolidated Statements of Operations for each of the three and nine months ended November 2, 2024 and October 28, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended November 2, 2024 and October 28, 2023, (iv) Condensed Consolidated Statements of Cash Flows for each of the nine months ended November 2, 2024 and October 28, 2023, (v) Condensed Consolidated Statements of Equity for each of the three and nine months ended November 2, 2024 and October 28, 2023, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Cassandra E. Harris
Cassandra E. Harris
Senior Vice President - Finance and Chief Financial Officer

/s/ Thomas A. George
Thomas A. George
Principal Accounting Officer

Date: December 12, 2024