Form 10-K
period 2025-02-01
GENESCO INC
filed 2025-03-26
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $309,000,000. The market value calculation was determined using a per share price of $27.57, the price at which the common stock was last sold on the New York Stock Exchange on August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 14, 2025, 11,038,311 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended February 1, 2025) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including shipping disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war and the Israel-Hamas war, and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events and civil disturbances; risks related to public health and safety events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; the timing and amount of any share repurchases by us; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems; our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1. BUSINESS

General

Genesco Inc., incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2025 of $2.3 billion. During Fiscal 2025, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers®, Levi's®, and G.H. Bass® brands, as well as other brands we license for footwear. We also source, design, market and distribute footwear under our Johnston & Murphy brand and the licensed Levi's, Dockers and G.H. Bass brands, as well as other brands that we license for footwear to over 950 retail accounts in the United States, including a number of leading department, discount, and specialty stores as well as e-commerce retailers.

At February 1, 2025, we operated 1,278 retail footwear, apparel and accessory stores located primarily throughout the United States and in Puerto Rico, including 65 footwear stores in Canada and 124 footwear stores in the United Kingdom ("U.K.") and the Republic of Ireland ("ROI"). We plan to open a total of approximately 22 new retail stores and to close approximately 68 retail stores in Fiscal 2026.

The following table sets forth certain additional information concerning our retail footwear, apparel and accessory stores during the five most recent fiscal years as we optimize our retail footprint and adapt to changing consumer shopping behavior:

	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Retail Stores
Beginning of year	1,480	1,460	1,425	1,410	1,341
Opened during year	13	6	28	32	12
Closed during year	(33)	(41)	(43)	(101)	(75)
End of year	1,460	1,425	1,410	1,341	1,278

Shorthand references to fiscal years (e.g., “Fiscal 2025”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., February 1, 2025). Fiscal 2025 and 2023 are 52-week years and Fiscal 2024 is a 53-week year. The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1.

Strategy

Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. We strive to build enduring relationships with our target customers, based upon unparalleled consumer and market insights. We seek to excite and constantly exceed customer expectations by delivering distinctive products and experiences, using our deep direct-to-consumer expertise across digital and physical channels. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies makes them even stronger together. We have aligned our footwear focused strategy around six pillars aimed at accelerating our transformation and leveraging synergies to drive growth and sustainable profitability, 1) accelerate digital to grow direct-to-consumer, 2) maximize the relationship between physical and digital channels, 3) build deeper consumer insights to strengthen customer relationships and brand equity, 4) intensify product innovation and trend insight efforts, 5) reshape the cost base to reinvest for future growth, and 6) pursue synergistic acquisitions that add growth and create shareholder value. We anticipate continuing to optimize our store footprint in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, perhaps reducing the overall square footage and store count from current levels, but improving productivity in our existing locations and investing in store remodels, technology and infrastructure to support omni-channel and digital retailing.

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020. We expect to concentrate our efforts on opportunities to leverage our direct-to-consumer capabilities to grow our branded platform and leverage its strategies at the appropriate time going forward.

More generally, we work to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results by, for example, driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as inflation, supply chain disruptions and increased logistics costs, and any future economic contraction, inflationary trends, and changes in tax and tariff policies, may reduce the consumer’s disposable income or willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Segments

Journeys Group

The Journeys Group accounted for 60% of our net sales in Fiscal 2025. Journeys stores target customers in the 13 to 22 year age group through the use of youth-oriented decor and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 year age group ranging from students to young professionals.

At February 1, 2025, Journeys Group operated 1,006 stores, including 765 Journeys stores, 211 Journeys Kidz stores and 30 Little Burgundy stores averaging approximately 2,075 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for young men, women and children. Journeys Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2025, the Journeys Group closed a net of 57 stores.

Schuh Group

The Schuh Group accounted for 21% of our net sales in Fiscal 2025. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear along with a meaningful private label offering. At February 1, 2025, Schuh Group operated 124 Schuh stores, averaging approximately 4,950 square feet, which include both street-level and mall locations in the U.K. and the ROI. Schuh Group's e-commerce websites are schuh.co.uk, schuh.ie and schuh.eu. In Fiscal 2025, Schuh Group opened a net of two stores.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 14% of our net sales in Fiscal 2025. All sales of Johnston & Murphy Group's retail and wholesale businesses are of the Genesco-owned Johnston & Murphy brand.

Johnston & Murphy Retail Operations. At February 1, 2025, Johnston & Murphy operated 148 retail shops and factory stores in the United States averaging approximately 1,900 square feet and selling footwear, apparel and accessories primarily for men in the 25 to 55 year age group. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s casual and dress footwear, apparel and accessories. Women’s footwear, apparel and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through johnstonmurphy.com e-commerce website. Footwear accounted for 54% of Johnston & Murphy retail sales in Fiscal 2025, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group closed a net of eight shops and factory stores, including four shops and one factory store in Canada, in Fiscal 2025.

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

Genesco Brands Group

The Genesco Brands Group segment accounted for 5% of our net sales in Fiscal 2025. Genesco Brands Group designs and sources licensed footwear under the Levi's, Dockers and G.H. Bass brand names, among others. The Levi's brand license and the G.H. Bass brand license were entered into concurrently with the Togast acquisition. We design and source Levi's branded footwear and market it to men, women and children through department and specialty stores and off-price retailers across the country as well as e-commerce retailers. Suggested retail prices for Levi's footwear generally range from $35 to $100. Dockers footwear is marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $40 to $90. In the fourth quarter of Fiscal 2022, we signed a licensing agreement with STARTER to be their exclusive U.S. and Canadian footwear licensee for athletic footwear. We design and source the STARTER brand footwear for men, women and children with suggested retail prices ranging from $49 to $120. In the second quarter of Fiscal 2023, we signed a licensing agreement with PONY to be their exclusive U.S. footwear licensee for athletic footwear for men, women and children with suggested retail prices ranging from $75 to $250, including a Limited Edition 50th anniversary version for $250. Genesco Brands Group e-commerce website is nashvilleshoewarehouse.com.

Manufacturing and Sourcing

We rely on independent third-party manufacturers for production of our footwear products sold at Johnston & Murphy Group and Genesco Brands Group. We source footwear and accessory products from foreign manufacturers located in Brazil, Cambodia, Canada, China, Hong Kong, India, Indonesia, Italy, Mexico, Pakistan, Portugal, Peru, Spain, Turkey and Vietnam. Our Journeys Group and Schuh Group businesses sell primarily branded products from third parties who source primarily overseas.

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

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Dockers® footwear line, introduced in Fiscal 1993, is sold under a license agreement granting us the exclusive right to sell men’s footwear under the trademark in the United States, Canada and the Caribbean. The current Dockers license agreement expires November 30, 2027. We entered into a new license agreement with Levi Strauss & Co. in January 2020 for the right to sell men's, women's and children's footwear under the Levi's® trademark in the United States and the Caribbean. We agreed with Levi Strauss & Co. to extend the license under modified terms through February 2026 and it could be extended through May 2026 if certain conditions are met. The STARTER license agreement expires December 31, 2026 with a 3-year renewal option. The PONY license expires December 31, 2025 with a 3-year renewal option. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2025.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Historically, most of our business has been at-once, and as a result, the backlog at any one time has not necessarily been indicative of future sales. As of March 1, 2025, our wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $57.1 million, compared to approximately $49.0 million as of March 2, 2024. The increase is primarily due to orders for the Genesco Brands Group business driven by the Levi's license. The backlog is somewhat seasonal, reaching a peak in the spring.

Corporate Responsibility Initiatives

As a leading retailer and wholesaler of branded footwear, apparel and accessories, we strive to make a positive impact on our industry, our communities and our planet by committing to transparent, socially conscious, and sustainable business practices. We believe that our practices should serve our shareholders, employees, customers and business partners.

During Fiscal 2025, we completed our third measurements or baselines for our greenhouse gas emissions. We issued our initial corporate responsibility report in Fiscal 2023 and have followed up with subsequent infographic updates, all of which can be found at www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

Environmental

We are committed to reducing our impact on the environment by focusing on sustainability initiatives in our operations and throughout our supply chain and product lifecycle. To this end, we belong to the Leather Working Group ("LWG"). The LWG is a not-for-profit organization responsible for the world's leading environmental certification for the leather manufacturing industry. As a member of the LWG, we apply holistic practices in the supply chain for leather manufacturing for our third-party manufacturers.

We also monitor chemicals and substances in our supply chain for compliance with legal and regulatory requirements consistent with our Environmental Policy and expect our contracted factories and suppliers to take a proactive stance in eliminating any hazardous chemicals or substances in the manufacture of our products.

Human Capital

Our Employees

We had approximately 18,000 employees as of February 1, 2025 with approximately 14,000 employed in the United States and Canada, and approximately 4,000 in the U.K. and the ROI. The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of February 1, 2025.

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

Benefits and Compensation

We offer a comprehensive benefits package designed to meet the diverse needs of our employees and their families. This package includes many benefits dedicated to our employees’ physical, mental and financial well-being.

We also provide valuable benefits based on the unique needs and interests of each individual employee such as domestic partner allowances, paid parental leave, family building benefits, education support, paid time for community service, financial assistance with emergencies, scholarship opportunities, matching gift contributions and a generous product discount.

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

Empowering Our People

We are committed to continually strengthen our talent and to make a meaningful difference for our employees, our customers, and our communities.

We have enhanced our commitment to our people by building on our solid foundation. Through employee engagement and defined vision, we are focusing our attention on areas where we can make the most impact – our talent, our business practices and our communities. We have identified opportunities that will advance our efforts across our portfolio of brands, including expanded training and development programs, compensation studies, the launch of business resource groups and ongoing engagement through communication and events.

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

Social Capital

We are committed to responsible sourcing practices in our supply chain. We depend on third-party vendors to produce the products we sell but strive to work only with those vendors who share our commitment to responsible practices, especially in their relationships with employees and their stewardship of the environment. Our supply chain and ethical practices policies are among the ways we seek to implement this commitment, including our Vendor Code of Conduct policy.

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

Community

Building better communities is part of our everyday values. Our community outreach initiatives support underserved communities including our unique signature community outreach programs Cold Feet, Warm Shoes, the Make a Difference Charity Golf Tournament benefitting United Way, Journeys' Attitude That Cares and Schuh’s Purpose Pillar program. In addition, the Company and our employees engage through community sponsorship and leadership, including actively supporting the United Way of Greater Nashville’s annual campaign, among other initiatives.

Governance

We have corporate governance mechanisms in place, along with internal controls over our financial reporting framework. We also have Enterprise Risk Management and Ethics and Compliance program frameworks, with annual updates provided to committees of our board of directors ("Board of Directors" or "Board") and our Board. To drive our efforts, we have established a corporate responsibility management and oversight framework under the direction of our Senior Vice President, Corporate Secretary and General Counsel. A subcommittee of the Nominating and Governance Committee of our Board oversees these efforts.

We are committed to bringing a wide range of skills, expertise and perspectives to our board, which is comprised of 67% of members who are diverse in either gender and/or ethnicity as of February 1, 2025.

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

Environmental Matters

Our former manufacturing operations and the sites of those operations as well as the sites of our current operations are subject to numerous federal, state, and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. Several of the facilities owned by us in the past were located in industrial areas and have historically been used for extensive periods for industrial operations such as tanning, dyeing, and manufacturing. Some of these operations used materials and generated wastes that would be considered regulated substances under current environmental laws and regulations. We are currently involved in certain administrative and judicial environmental proceedings relating to our former facilities. See Note 15 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Mimi Eckel Vaughn, 58, Board Chair, President and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the Board of Directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 50, Senior Vice President - Chief Strategy and Digital Officer. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. He was named chief strategy and digital officer in May 2021. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Cassandra E. Harris, 52, Senior Vice President – Finance, Chief Financial Officer and Principal Accounting Officer. Ms. Harris joined the Company in October 2024 as senior vice president of finance and chief financial officer. She was named the Company's principal accounting officer in December 2024. Ms. Harris has an extensive background of chief financial officer and finance leadership roles in retail and consumer brands companies. Prior to joining Genesco, she most recently served as chief financial officer for Artisan Design Group from 2023 to 2024. Previously, Ms. Harris was chief financial officer and chief operating officer of publicly-held Tupperware Brands Corporation from 2019 to 2022. Prior to joining Tupperware Brands Corporation, Ms. Harris spent almost 10 years at VF Corporation from 2008 to 2017 where she served in multiple senior leadership roles.

Scott E. Becker, 57, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Daniel E. Ewoldsen, 55, Senior Vice President. Mr. Ewoldsen is a 21-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Andrew I. Gray, 47, Senior Vice President. Mr. Gray joined the Company in January 2024 as senior vice president and president of the Journeys Group. Prior to joining Genesco, he served over two decades in several senior leadership positions at Foot Locker. Mr. Gray most recently served as executive vice president, global president of Foot Locker, Kids Foot Locker, Champs Sports and Sidestep, a position he held from June 2022 until his departure from the company in January 2023. Previously, Mr. Gray served as executive vice president, chief commercial officer from July 2020 to June 2022, chief merchandising officer from October 2017 to July 2020, general manager of Foot Locker and Lady Foot Locker North America from February 2016 to October 2017, and as vice president and general merchandise manager of Foot Locker Europe from July 2013 to February 2016. During his time at Foot Locker, he developed a multi-dimensional skill set spanning merchandising, general management, retail and digital, consumer insight, brand building and global leadership.

Matthew N. Johnson, 60, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks which might have a material impact on our business. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently consider immaterial may also affect our business operations and financial performance. If any of the events described below occur, our business, financial condition, cash flows or results of operations could be adversely affected in a material way. This could cause the trading price of our stock to decline, perhaps significantly, and you may lose part or all of your investment.

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
•
the level of consumer debt;
•
pricing of products, including the impact of tariffs;
•
interest rates;
•
inflation;
•
infectious diseases;
•
tax rates, refunds and policies;
•
war, terrorism and other geopolitical hostilities; and
•
consumer confidence in future economic conditions.

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. We sell generally discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, which may decrease sales and make expense leverage difficult to achieve. In addition, inflationary cost pressure on the products we sell might limit our ability to pass on cost increases resulting in gross margin impact or reduced demand. Demand can also be influenced by other factors beyond our control.

Moreover, while we believe that our operating cash flows and borrowing capacity under committed lines of credit will be adequate for our anticipated cash requirements, if the economy were to experience a downturn, if one or more of our revolving credit banks were to fail to honor its commitments under our credit lines or if we were unable to draw on our credit lines for any reason, we could be required to modify our operations for decreased cash flow or to seek alternative sources of liquidity, and such alternative sources might not be available to us on favorable terms, if at all. These same factors could impact our wholesale customers, limiting their ability to buy or pay for merchandise offered by us.

A failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses or an inability to reduce costs may adversely affect our results of operations which may adversely impact our stock price.

A number of factors have historically affected, and will continue to affect, our comparable sales results and gross margin, including:

•
consumer trends, such as less disposable income due to the impact of economic conditions, tax policies and other factors;
•
the lack of new fashion trends to drive demand in certain of our businesses and the ability of those businesses to adjust to changes in fashion trends on a timely basis;
•
closing of department stores that anchor malls or a significant number of non-anchor mall formats;
•
competition;
•
declining mall traffic due to changing customer preferences in the way they shop;
•
timing of holidays, including sales tax holidays and the timing of tax refunds;
•
general regional and national economic conditions;
•
inclement weather;
•
new merchandise introductions and changes in our merchandise mix;
•
our ability to distribute merchandise efficiently to our stores;
•
timing and type of sales events, promotional activities or other advertising;
•
our ability to adapt to changing customer e-commerce preferences;
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

The industry in which we operate is subject to rapidly changing consumer preferences. The continued popularity of our footwear and apparel and the development and selection of new lines and styles of footwear and apparel with widespread consumer appeal, requires us to accurately identify and interpret changing consumer trends and preferences and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on substantial investment in product innovation, design and development, an ongoing commitment to product quality and significant and sustained marketing efforts and expenditures.

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

Our failure to appropriately address emerging sustainability matters could have a material adverse impact on our reputation and, as a result, our business.

There is uncertainty in the markets in which we operate regarding potential policies related to issues surrounding global environmental sustainability. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners.

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

Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Because of this seasonality, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changing our operations or strategies in other quarters. Adverse events outside of our control, such as supply chain interruptions, including shipping disruptions near crucial trade routes, increased labor costs and labor availability, decreased consumer traffic or deteriorating economic conditions could result in lower than expected sales during the holiday shopping season or other periods in which we typically experience higher net sales, which could materially adversely impact our financial condition and results of operations. Our quarterly results of operations also may fluctuate significantly based on other factors such as:

•
the timing of any new store openings and renewals;
•
the amount of net sales contributed by new and existing stores;
•
the timing of certain holidays and sales events;
•
changes in quarter end dates due to the 53-week year in Fiscal 2024 versus a 52-week year in Fiscal 2025;
•
changes in our merchandise mix;

•
weather conditions that affect consumer spending; and
•
actions of competitors, including promotional activity.

Changes in the retail industry could have a material adverse effect on our business or financial condition.

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the U.S. and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. Growth in e-commerce competition could result in financial difficulties, including store closures, bankruptcies or liquidations for our brick-and-mortar stores and those of our wholesale customers who fail to compete effectively in the e-commerce market. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to reduced foot traffic, mall vacancies and mall bankruptcies. A continuation or worsening of these trends could cause financial difficulties for one or more of our segments, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows.

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

If our online e-commerce sites, or those of our customers, do not function effectively or meet the expectations or preferences of our customers, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites and third-party e-commerce sites. Consumers are also increasingly using mobile-based applications to engage with us and our competitors through digital experiences that are offered on mobile platforms, and we are increasingly using social media to interact with our consumers as a means to enhance their shopping experience. Any failure on our part or on the part of third parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products and that continually meet the evolving expectations of online shoppers or any failure to provide attractive digital experiences could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Investments and Infrastructure Risks

We face a number of risks in opening new stores and renewing leases on existing stores.

We may open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, airports and other off-mall locations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. In addition to the risks already discussed for existing stores, the success of any planned expansion or remodels is dependent upon numerous factors, many of which are beyond our control, including the following:

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

Acquisitions have been a component of our growth strategy and we expect that in the future we may engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions or new businesses may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts, causing lower than expected earnings and cash flow and potentially requiring impairment of goodwill and other intangibles. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of, or liabilities associated with, the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.

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

Deterioration in our equity market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated could cause us to recognize the impairment of some or all of the $8.9 million of goodwill on our Consolidated Balance Sheets at February 1, 2025, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

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

As a retailer who accepts payments using a variety of methods, including buy now pay later methods, PayPal, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For these payment methods, we pay interchange and other fees, which can increase over time and raise our operating costs. We rely on third parties to provide payment processing services. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

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

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information (“PII”) about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts and technology to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of information valuable to our business, including without limitation customer or employee PII, and/or theft. A similar cybersecurity breach to the computer networks and systems of our third-party vendors and partners, including those that are cloud-based, over which we have no control, may occur, and could lead to a material disruption of our computer network and/or the areas of our business that are dependent on the support, services and other products provided by our third-party vendors and partners. Additionally, the rapid evolution and increased adoption of machine learning and artificial intelligence ("AI") is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. Our computer networks and our business may be adversely affected by such a breach of our third-party vendors and partners, which could result in a decrease in our e-commerce sales and/or a loss of information valuable to our business, including, without limitation, PII of customers or employees. Such a cyber-incident could result in any of the following:

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

Any of the above risks, individually or in aggregate, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits. Although we carry cybersecurity insurance, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. Further, a significant breach of federal, state, provincial, local or international privacy laws could have a material adverse effect on our reputation.

Data protection requirements are constantly evolving and these requirements could adversely affect our business and operating results.

We have access to collect or maintain information about our customers, and the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve and new laws are increasingly giving customers the right to control how their personal data is used. One such law is the European Union's GDPR. Our failure to comply with the obligations of GDPR and similar U.S. federal and state laws, including California privacy laws, could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. Data protection compliance could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.

The utilization, expansion and management of machine learning and other types of artificial intelligence in our business could adversely affect our business, financial condition and results of operations.

We have been increasing our utilization of AI in our business and we anticipate that as technology advances, we may expand our application of AI, including generative AI. AI may become more important to our operations over time as we increase reliance on AI throughout our operations and administration. The rapid evolution of AI technology and potential regulation of AI may require that we expend significant resources to develop, test and maintain our implementation of AI. Our development, integration and use of AI technology in our operations remains in the early phases. Although we aim to implement AI technology according to responsible procedures and adequate safeguards, our current or future use of AI tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems; the potential inadvertent or unauthorized release of our confidential or proprietary information resulting from the use (whether or not authorized) of AI tools by our employees, contractors, agents, representatives, vendors or customers; the potential loss of our intellectual property rights or our potential infringement of the intellectual property rights of third parties resulting from the use (whether or not authorized) of AI tools in our operations; and potential legal or reputational harms due to insufficient or flawed data, insufficient quality control, or unlawful bias or discrimination associated with the use of AI tools. In addition, the AI tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results. Our competitors may incorporate AI into their businesses faster or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the information generated through our use of AI is or is deemed to be deficient, inaccurate or biased, our business, financial condition, and results of operations may be adversely affected.

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

Each of our divisions uses a single distribution center or third-party logistics provider to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers or third-party logistics provider, where the inventory is then processed, sorted and shipped to our stores, to our wholesale customers or to our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution processes are efficient and well positioned to support our current business and potential expansions, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations, particularly our e-commerce operations, will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shortages or shipping problems (whether in our own or in our third-party vendors’ or carriers’ businesses), will not result in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, to the extent we need to add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers or make changes in our distribution processes to improve efficiency and maximize capacity, we cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon third parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third parties may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; pandemics; trade policy changes or restrictions; tariffs or import-related taxes; third-party labor disruptions; shipping capacity constraints; third-party contract disputes; military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by third parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight costs are impacted by changes in fuel prices, surcharges and other factors which can affect cost both on inbound freight from vendors to our distribution centers and outbound freight from distribution centers to our stores and customers. Increases in freight costs, including in connection with increased fuel prices, may increase our cost of goods sold and our selling and administrative expenses.

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
•
problems with oceanic shipping, including shipping container shortages, disruptions to significant trade routes and delays in ports;
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

•
changes in import duties, import quotas, tariffs and other trade sanctions; and
•
increases in shipping rates.

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

We have been diversifying our sourcing base to ensure that we are not too concentrated in any single country. As we source some products in China, the possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of infectious diseases in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our ability to source products from China may be adversely affected by changes in Chinese laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, relations with the U.S. government, raw materials, environmental regulations, land use rights, property and other matters. Policy changes in China could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur higher freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.

Tax, Legal, Regulatory, Global and Other External Risks

Changes in tax laws may result in increased volatility in our effective tax rates.

Our financial results are significantly impacted by the effective tax rates of both our domestic and international operations. Future changes in tax laws could materially impact our effective tax rate. Other factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in permitted deductions, interpretations, policies and treaties and the outcome of income tax audits in various jurisdictions, may result in higher taxes, lower profitability and increased volatility in our financial results.

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two (“Pillar Two”) Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development (OECD) in 2021. The OECD continues to release guidance and in many of the countries implementing the Pillar Two rule, the first component of the Pillar Two rule became effective in 2024, with the second component expected to come into effect in 2025. It is possible that the Pillar Two rule could adversely impact our effective tax rate in future periods. Additionally, administrative guidance with respect to tax law can be incomplete or vary from legislative intent, and therefore the application of tax law is uncertain. While we believe our reported positions comply with relevant tax laws and regulations, taxing authorities could interpret the application of certain laws and regulations differently.

We continue to expect the United States Treasury and the Internal Revenue Service to issue regulations and other guidance that could have a material impact on our effective tax rate in future periods.

Our ability to source our merchandise profitably or at all could be negatively impacted if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source footwear, apparel and accessory products from foreign manufacturers located in Brazil, Cambodia, Canada, China, Hong Kong, India, Indonesia, Italy, Mexico, Pakistan, Portugal, Peru, Spain, Turkey and Vietnam. Our retail operations, excluding Johnston & Murphy, sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the applicable World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, including trade policies and tariffs regarding goods imported from China, Canada and Mexico. Existing and potential future tariffs on certain imported products could result in an increase in prices for those products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether any of the countries in which our merchandise is currently or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of products available to us or may require us to modify our current business practices, any of which could hurt our profitability. If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Additionally, tariffs may cause us to shift production to other countries, resulting in significant costs and disruption to our business.

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

Our performance depends in part on general economic conditions affecting all countries in which we do business. Although the U.K. and the European Union (“E.U.”) entered into the E.U.-U.K. Trade and Cooperation Agreement on December 30, 2020, uncertainty remains about the impact on our business in the U.K. and ROI, including impact on tariffs, shipping costs, consumer demand and currency fluctuations.

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

Borrowings under our credit facility bear interest at varying rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. Additionally, in connection with the Intercontinental Exchange Benchmark Administration’s announced phase-out of the London Inter-Bank Offered Rate ("LIBOR"), we amended our credit facility to, among other things, replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), the Sterling Overnight Index Average (“SONIA”) and the Euro Interbank Offered Rate (“EURIBOR”).

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

ITEM 2. PROPERTIES

At February 1, 2025, we operated 1,278 retail footwear, apparel and accessory stores throughout the United States, Puerto Rico, Canada, the U.K. and the ROI. New shopping center store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. New store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

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

There were approximately 1,250 common shareholders of record on March 14, 2025.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2024
11-3-24 to 11-30-24(1)	—	$—	—	$42,321

December 2024
12-1-24 to 12-28-24(1)	—	$—	—	$42,321
12-1-24 to 12-28-24(2)	8,803	$43.16	—	—

January 2025
12-29-24 to 2-1-25(1)	—	$—	—	$42,321
12-29-24 to 2-1-25(2)	2,853	$41.30	—	—

Total	11,656	$42.71	—	$42,321

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

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirements for federal and state taxes.

Equity Compensation Plan Information

Refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 27, 2024, which provides a discussion of our financial condition and results of operations for Fiscal 2024 compared to our Fiscal 2023.

Summary of Results of Operations

•
Net sales were flat in Fiscal 2025 compared to Fiscal 2024.
•
Fiscal 2024 included a 53rd week. Excluding the 53rd week, net sales increased 1.1% for Fiscal 2025.
•
Journeys Group sales increased 3%, partially offset by a sales decrease of 6% at Johnston & Murphy Group and a sales decrease of 11% at Genesco Brands Group, while Schuh Group sales were flat.
•
Total comparable sales increased 3% for Fiscal 2025, including flat same store sales and a 12% increase in comparable e-commerce sales.
•
Gross margin decreased 10 basis points as a percentage of net sales from 47.3% in Fiscal 2024 to 47.2% in Fiscal 2025.
•
Selling and administrative expenses decreased 10 basis points as a percentage of net sales from 46.5% in Fiscal 2024 to 46.4% in Fiscal 2025.
•
Operating margin increased 120 basis points as a percentage of net sales from (0.6%) in Fiscal 2024 to 0.6% in Fiscal 2025.
•
The effective income tax rate increased from (8.5%) in Fiscal 2024 to 309.6% in Fiscal 2025 as a result of a $26.2 million valuation allowance in Fiscal 2025.
•
Diluted loss per share from continuing operations was $1.80 per share in Fiscal 2025 compared to $2.10 per share in Fiscal 2024.

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

Results of Operations—Fiscal 2025 Compared to Fiscal 2024

Our net sales for Fiscal 2025 (52 weeks) were flat at $2.3 billion compared to Fiscal 2024 (53 weeks). The flat net sales for Fiscal 2025 reflected an increase in comparable e-commerce sales offset by 63 net store closings, the negative impact of the extra week in Fiscal 2024 due the 53-week calendar shift and decreased wholesale sales. Excluding the 53rd week in Fiscal 2024, net sales increased 1.1% for Fiscal 2025. Inflationary pressures and economic uncertainty continue to impact the discretionary spending behavior of our consumers. Consumers continue to show a willingness to shop when there is a reason and retreat when there is not. Consumers remain selective in their purchases and we continue to innovate and add freshness to our assortments to satisfy our customers. Journeys Group sales increased 3% offset by a sales decrease of 6% at Johnston & Murphy Group and a sales decrease of 11% at Genesco Brands Group, while Schuh Group sales were flat for Fiscal 2025 compared to Fiscal 2024. Schuh's sales decreased 2% on a local currency basis for Fiscal 2025. Total comparable sales increased 3% for Fiscal 2025, with same store sales flat and comparable e-commerce sales up 12%.

Gross margin decreased 0.2% to $1.097 billion in Fiscal 2025 from $1.099 billion in Fiscal 2024 and decreased as a percentage of net sales from 47.3% in Fiscal 2024 to 47.2% in Fiscal 2025, reflecting decreased gross margin as a percentage of net sales in Journeys Group and Schuh Group, partially offset by an increase in gross margin as a percentage of net sales in Johnston & Murphy Group and Genesco Brands Group. The overall decrease in gross margin as a percentage of net sales reflects increased promotional activity at Schuh Group, partially offset by better initial margins and lower wholesale reserves at Johnston & Murphy Group and a favorable change in product mix at Genesco Brands Group.

Selling and administrative expenses in Fiscal 2025 decreased to $1.080 billion compared to $1.082 billion in Fiscal 2024. Selling and administrative expenses decreased 10 basis points as a percentage of net sales in Fiscal 2025 compared to Fiscal 2024 from 46.5% to 46.4%, reflecting decreased expenses as a percentage of net sales at Journeys Group and Genesco Brands Group, partially offset by increased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group. The overall decrease in expenses as a percentage of net sales in Fiscal 2025 reflects a decrease in occupancy costs, partially offset by increased marketing expenses. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Operating margin was 0.6% in Fiscal 2025 compared to an operating margin loss of (0.6)% in Fiscal 2024 reflecting improved operating margin at Journeys Group and Genesco Brands Group, partially offset by decreased operating margin at Schuh Group and Johnston & Murphy Group. The improvement in operating margin in Fiscal 2025 primarily reflects a non-cash goodwill impairment charge of $28.5 million in Fiscal 2024 and decreased selling and administrative expenses as a percentage of net sales, partially offset by decreased gross margin as a percentage of net sales in Fiscal 2025 compared to Fiscal 2024.

Earnings from continuing operations before income taxes (“pretax earnings") for Fiscal 2025 was $9.3 million, compared to a loss from continuing operations before income taxes ("pretax loss") of $21.8 million for Fiscal 2024. Pretax earnings for Fiscal 2025 included asset impairment and other charges of $3.2 million which included $1.8 million for severance and $1.4 million for asset impairments. The pretax loss for Fiscal 2024 included a non-cash goodwill impairment charge of $28.5 million and asset impairment and other charges of $1.8 million which included $1.1 million for severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain.

The effective income tax rate was 309.6% for Fiscal 2025 compared to (8.5%) for Fiscal 2024. The higher effective tax rate for Fiscal 2025 compared to Fiscal 2024 reflects a $26.2 million U.S. valuation allowance recorded in Fiscal 2025, reflecting the uncertainty regarding our ability to realize the benefit of our general tax attributes in the U.S. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

The net loss for Fiscal 2025 was $18.9 million, or $1.74 diluted loss per share compared to a net loss of $16.8 million, or $1.50 diluted loss per share for Fiscal 2024. The net loss for Fiscal 2025 and Fiscal 2024 includes a $1.2 million ($0.9 million, net of tax) and $9.4 million ($7.2 million, net of tax), respectively, gain from insurance proceeds related to legacy environmental matters.

Journeys Group

	Fiscal Year Ended		%
	2025	2024	Change
	(dollars in thousands)
Net sales	$1,398,922	$1,363,835	2.6%
Cost of sales	715,723	696,351
Gross margin	683,199	667,484	2.4%
% of sales	48.8%	48.9%
Selling and administrative expenses	656,854	656,412	0.1%
% of sales	47.0%	48.1%
Operating income	$26,345	$11,072	137.9%
Operating margin	1.9%	0.8%

Net sales from Journeys Group increased 2.6% to $1.40 billion for Fiscal 2025 compared to $1.36 billion for Fiscal 2024. The increase in net sales was primarily due to a total comparable sales increase of 6% driven by increased comparable e-commerce sales and increased same store sales, partially offset by a 5% decrease in the average number of Journeys stores for Fiscal 2025 due to 57 net store closures and a decrease in sales related to the 53-week calendar shift. We believe our Journeys consumer is more interested in a broader range of brands they are buying and more diversified in the styles they are wearing. We have injected the product assortment with more new relevant product offerings across several casual and athletic brands and increased investment in the Journeys brand to elevate the customer experience.

The store count for Journeys Group was 1,006 stores at the end of Fiscal 2025, including 211 Journeys Kidz stores, 35 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 1,063 stores at the end of Fiscal 2024, including 222 Journeys Kidz stores, 39 Journeys stores in Canada and 33 Little Burgundy stores in Canada.

The 110 basis point improvement in operating margin for Journeys Group in Fiscal 2025 compared to Fiscal 2024 was primarily due to decreased selling and administrative expenses as a percentage of net sales reflecting decreased occupancy, compensation and freight expenses, partially offset by increased performance-based compensation and marketing expenses. Gross margin decreased by 10 basis points as a percentage of net sales in Fiscal 2025, reflecting changes in product mix, partially offset by decreased markdowns.

Schuh Group

	Fiscal Year Ended		%
	2025	2024	Change
	(dollars in thousands)
Net sales	$479,891	$480,164	(0.1)%
Cost of sales	280,395	273,588
Gross margin	199,496	206,576	(3.4)%
% of sales	41.6%	43.0%
Selling and administrative expenses	189,297	185,141	2.2%
% of sales	39.4%	38.6%
Operating income	$10,199	$21,435	(52.4)%
Operating margin	2.1%	4.5%

Net sales from the Schuh Group were flat at $479.9 million for Fiscal 2025 compared to $480.2 million for Fiscal 2024. Net sales in Fiscal 2025 included a total comparable sales decrease of 2% driven by decreased store sales, partially offset by increased e-commerce comparable sales, accelerating to over 40% of Schuh sales, and a favorable impact of $9.0 million in sales due to changes in foreign exchange rates. Schuh's sales decreased 2% on a local currency basis for Fiscal 2025. Schuh continues to contend with a challenging and highly promotional U.K. footwear market. The consumer continues to be selective with their discretionary purchases. In addition, Schuh Group sales in Fiscal 2025 compares against back-to-back years of record sales growth. Schuh Group operated 124 stores at the end of Fiscal 2025 compared to 122 stores at the end of Fiscal 2024.

The 240 basis point decrease in operating margin for Fiscal 2025 compared to Fiscal 2024 reflects decreased gross margin as a percentage of net sales reflecting a more promotional environment at Schuh Group during Fiscal 2025, partially offset by decreased shipping and warehouse expenses. The increase in selling and administrative expenses as a percentage of net sales also contributed to the decrease in operating margin reflecting increased selling salaries, marketing expense and depreciation expense, partially offset by decreased performance-based compensation expense and occupancy expense. In addition, operating income included a favorable impact of $0.2 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2025	2024	Change
	(dollars in thousands)
Net sales	$320,208	$339,446	(5.7)%
Cost of sales	148,461	160,461
Gross margin	171,747	178,985	(4.0)%
% of sales	53.6%	52.7%
Selling and administrative expenses	163,331	162,671	0.4%
% of sales	51.0%	47.9%
Operating income	$8,416	$16,314	(48.4)%
Operating margin	2.6%	4.8%

Johnston & Murphy Group net sales decreased 5.7% to $320.2 million for Fiscal 2025 from $339.4 million for Fiscal 2024 primarily due to decreased total comparable sales of 2% driven by decreased store and e-commerce comparable sales, a 3% decrease in the average number of Johnston & Murphy stores for Fiscal 2025 and decreased wholesale sales. The softening in men's non-athletic premium footwear market made for a difficult operating environment in Fiscal 2025. Johnston & Murphy continues to make inroads with more casual footwear and in apparel and accessories, such as outerwear and leather goods. Retail operations accounted for 78.3% of Johnston & Murphy Group's sales in both Fiscal 2025 and Fiscal 2024. The store count for

Johnston & Murphy retail operations at the end of Fiscal 2025 was 148 Johnston & Murphy shops and factory stores, compared to 156 Johnston & Murphy shops and factory stores, including five stores in Canada, at the end of Fiscal 2024. Johnston & Murphy closed its five Canadian stores at the end of Fiscal 2025.

The 220 basis point decrease in operating margin for Johnston & Murphy Group for Fiscal 2025 compared to Fiscal 2024 reflects increased selling and administrative expenses as a percentage of net sales for Fiscal 2025, reflecting the deleverage of expenses, especially marketing expense, selling salaries and compensation expense in part as a result of decreased revenue in Fiscal 2025. Johnston & Murphy continues to make investments in marketing to enhance the brand as the men's non-athletic premium footwear market returns to a more normal operating environment. Gross margin as a percentage of net sales increased in Fiscal 2025, primarily reflecting improved initial margins and lower markdowns.

Genesco Brands Group

	Fiscal Year Ended		%
	2025	2024	Change
	(dollars in thousands)
Net sales	$126,041	$141,179	(10.7)%
Cost of sales	83,670	95,404
Gross margin	42,371	45,775	(7.4)%
% of sales	33.6%	32.4%
Selling and administrative expenses	35,565	45,783	(22.3)%
% of sales	28.2%	32.4%
Operating income (loss)	$6,806	$(8)	NM
Operating margin	5.4%	(0.0)%

Net sales for Genesco Brands Group decreased 10.7% to $126.0 million for Fiscal 2025 from $141.2 million for Fiscal 2024, primarily due to the repositioning of the business to a more refined portfolio of licenses to emphasize key brands, partially offset by increased sales of Dockers footwear.

The 540 basis point improvement in operating margin for Genesco Brands Group in Fiscal 2025 was primarily due to decreased selling and administrative expenses as a percentage of net sales reflecting decreased royalty, marketing and other expenses primarily as a result of an amendment to the Levi's license agreement, partially offset by increased performance-based compensation and freight expenses. Gross margin increased as a percentage of net sales which also contributed to the operating margin improvement, reflecting a favorable brand sales mix shift.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2025 decreased 39% to $37.8 million compared to $62.3 million for Fiscal 2024. Corporate and other expense in Fiscal 2025 included a $3.2 million charge in asset impairment and other charges which included $1.8 million for severance and $1.4 million for asset impairments. Corporate and other expense in Fiscal 2024 included non-cash impairment charges of $28.5 million related to goodwill and a $1.8 million charge in asset impairment and other charges which included $1.1 million in severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain. The corporate expense increase, excluding asset impairment and other charges in Fiscal 2025 and Fiscal 2024 and goodwill impairment in Fiscal 2024, primarily reflects an increase in performance-based compensation and compensation expenses in Fiscal 2025 compared to Fiscal 2024.

Net interest expense decreased $3.5 million or 45.4% to $4.3 million in Fiscal 2025 from $7.8 million in Fiscal 2024 primarily reflecting decreased average borrowings in Fiscal 2025 compared to Fiscal 2024.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Fiscal Year Ended
(in thousands)	February 1, 2025	February 3, 2024	Increase (Decrease)
Net cash provided by operating activities	$87,886	$94,796	$(6,910)
Net cash used in investing activities	(41,131)	(60,001)	18,870
Net cash used in financing activities	(47,003)	(47,579)	576
Effect of foreign exchange rate fluctuations on cash	(900)	(51)	(849)
Net decrease in cash and cash equivalents	$(1,148)	$(12,835)	$11,687

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $6.9 million lower in Fiscal 2025 compared to Fiscal 2024, reflecting primarily the following factors:

•
a $129.4 million decrease in cash flow from changes in inventory, primarily reflecting a year over year increase in Journeys Group, Johnston & Murphy Group and Genesco Brands Group inventory, partially offset by a year over year decrease in Schuh inventory; and partially offset by
•
an $82.0 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in Fiscal 2025;
•
a $17.6 million increase in cash flow from changes in accounts receivable, primarily reflecting the distribution model transition at Genesco Brands Group and decreased Genesco Brands Group sales; and
•
a $61.7 million increase in cash flow from changes in other assets and liabilities, partially offset by a $47.6 million decrease in cash flow from changes in prepaids and other current assets, primarily reflecting changes in timing of prepaid income taxes and changes in timing of rent payments in Fiscal 2025 compared to Fiscal 2024.

Cash used in investing activities was $18.9 million lower in Fiscal 2025 compared to Fiscal 2024 reflecting decreased capital expenditures primarily related to omni-channel capabilities and investments in retail stores.

Cash used in financing activities was $0.6 million lower in Fiscal 2025 as compared to Fiscal 2024 primarily reflecting decreased share repurchases, partially offset by decreased net borrowings this year compared to last year.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On January 28, 2022, we entered into a Third Amendment (the "Third Amendment") to our Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (as amended, the "Credit Facility" or the "Credit Agreement") to, among other things, extend the maturity date to January 28, 2027 and remove the $17.5 million first in-last out term loan. The Total Commitments (as defined in the Credit Agreement) for revolving loans is $332.5 million. As of February 1, 2025 we did not have any revolver borrowings outstanding.

We had outstanding letters of credit of $5.9 million under the Credit Facility at February 1, 2025. These letters of credit support lease and insurance indemnifications.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC (“Lloyds”) for a £19.0 million revolving credit facility. The Facility Agreement expires November 2, 2025, with options to request two one-year extensions to this termination date subject to lender approval, and bears interest at 2.35% over the Bank of England Base Rate. This Facility Agreement replaced Schuh's Facility Letter that would have expired in October 2023. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis. As of February 1, 2025, we did not have any borrowings under the Schuh Facility Agreement.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of February 1, 2025.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2026 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified that the Internal Revenue Service ("IRS") would conduct an audit of the periods related to the outstanding net tax refund. As a result, the timing of the net tax refund was extended due to the audit process. On January 17, 2025, we executed Form 870 with the IRS exam team and began the process of completing the separate Joint Committee on Taxation review of our claim. Form 870 is used upon completion of an IRS examination to indicate the taxpayer’s agreement with the revenue agent’s report of proposed adjustments and agreement to pay any deficiency. As a result, we now expect a refund of $59.3 million based on additional accrued interest and minor changes to the refund as agreed to on Form 870. Further, we now expect to complete the remaining requirements of the Joint Committee on Taxation governmental review process and collect the refund during Fiscal 2026. As such, we have moved the receivable from noncurrent prepaid income taxes to prepaids and other current assets on the Consolidated Balance Sheets as of February 1, 2025.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of February 1, 2025.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$—	$—	$—
Operating Lease Obligations(1)	572,243	147,883	424,360
Other Long-Term Liabilities	508	153	355
Total Contractual Obligations	$572,751	$148,036	$424,715

(1) Operating lease obligations excludes $27.9 million for leases signed but not yet commenced.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

Capital Expenditures

Capital expenditures were $41.1 million and $60.3 million for Fiscal 2025 and 2024, respectively. The $19.2 million decrease in Fiscal 2025 capital expenditures as compared to Fiscal 2024 is primarily due to decreases in computer hardware, software and warehouse enhancements to drive traffic and omni-channel initiatives and decreases for new stores, partially offset by increased renovations.

We expect total capital expenditures for Fiscal 2026 to be approximately $50-$65 million of which approximately 70% is for new stores and renovations and 30% is for computer hardware, software and warehouse enhancements for initiatives to drive traffic and omni-channel initiatives and other projects. We do not currently have any longer term capital expenditures or other cash requirements other than as set forth in the contractual obligations table. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 399,633 shares during Fiscal 2025 at a cost of $9.8 million or an average of $24.49 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of February 1, 2025, we have $42.3 million remaining under the expanded share repurchase authorization. We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. During the first quarter of Fiscal 2026, through March 26, 2025, we repurchased 469,325 shares at a cost of $10.0 million or an average of $21.31 per share.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 15, "Legal Proceedings", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We do not have any outstanding revolver borrowings as of February 1, 2025.

Cash and Cash Equivalents – Our cash and cash equivalent balances are held in our bank accounts and are invested primarily in institutional money market funds. We did not have significant exposure to changing interest rates on invested cash at February 1, 2025. As a result, we consider the interest rate risk implicit in these investments at February 1, 2025 to be low. We had cash equivalents of $7.5 million at February 1, 2025.

Summary – Based on our overall market interest rate exposure at February 1, 2025, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2026 would not be material.

Accounts Receivable – Our accounts receivable balance at February 1, 2025 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 27%, one customer accounted for 19%, one customer accounted for 11% and one customer accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 7% of our total trade receivables balance as of February 1, 2025. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales and operating income for Fiscal 2025 were positively impacted by $9.0 million and $0.2 million, respectively, due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2025 are included in Note 2, "New Accounting Pronouncements", to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Inherent in the retail inventory method are subjective judgments and estimates about the recoverability of the inventory and its market value, including merchandise mark-on, markups, markdowns and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, we employ the retail inventory method in multiple subclasses of inventory with similar gross margins. We analyze markdown requirements at the stock number level based on factors such as inventory turn, average selling price and inventory age and we accrue markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, we maintain reserves for shrinkage and damaged goods based on historical rates.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions as well as expectations surrounding future sales. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.9 million at February 1, 2025.

Impairment of Long-Lived Assets

We periodically assess the recoverability of our long-lived assets, other than goodwill, and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if an asset's fair value is less than the carrying amount. Fair value of our long-lived assets is determined by estimated future cash flows, undiscounted and without interest charges, and comparable market rents. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent it is more likely than not that some portion or all of a deferred asset will not be realized, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At February 1, 2025, we had a deferred tax valuation allowance of $72.4 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Genesco Inc. and Subsidiaries’ internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesco Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Genesco Inc. and Subsidiaries as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three fiscal years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated March 26, 2025 expressed an unqualified opinion thereon.

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

March 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesco Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three fiscal years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 26, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Journeys Group Inventory - Markdown Allowances
Description of the Matter

During the fiscal year ended February 1, 2025, the net inventory balance was $425.2 million, of which $342.4 million related to retail merchandise inventory, which includes Journeys Group inventory. As more fully described in Note 1 to the consolidated financial statements, the valuation of retail inventory requires management to make judgements and estimates about the recoverability of the inventory and its market value. The Company establishes an inventory valuation allowance for expected markdowns. The Journeys Group analyses of the inventory markdown allowance includes consideration of inventory turn, average selling price, inventory age, vendor agreements, current market conditions, fashion trends and overall economic conditions.

Auditing the Company’s analyses to determine its inventory markdown allowance for Journeys Group was complex due to the estimation uncertainty in determining the future sales of the Company’s inventory, which are impacted by a number of factors that are affected by conditions outside the Company’s control, such as current market conditions, fashion trends and overall economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Journeys Group inventory markdown allowance process.

Our audit procedures to test the adequacy of the Journeys Group inventory markdown allowance included, among others, evaluating the appropriateness of the inputs to the inventory markdown allowance calculation, including testing the completeness and accuracy of the data used in the calculation such as historical markdown activity, inventory levels, average selling price and sales history for each subclass of inventory. We evaluated the assumptions over demand trends based on sales history and expectations of future sales. We compared actual markdown activity in recent years to the inventory markdown allowance estimated by the Journeys Group in prior years to evaluate the ability to accurately estimate the allowance. We also audited the calculation of the inventory valuation allowance by testing the mathematical accuracy. In addition, we performed inquiries of management and obtained documentation to evaluate the estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Nashville, Tennessee

March 26, 2025

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	February 1, 2025	February 3, 2024
Current Assets:
Cash and cash equivalents	$34,007	$35,155
Accounts receivable, net of allowances of $2,522 at February 1, 2025 and $4,266 at February 3, 2024	48,865	53,618
Inventories	425,224	378,967
Prepaids and other current assets	100,660	39,611
Total current assets	608,756	507,351
Property and equipment, net	228,022	240,266
Operating lease right of use asset	438,273	436,896
Goodwill	8,863	9,565
Other intangibles	26,059	27,250
Non-current prepaid income taxes	—	56,839
Deferred income taxes	389	26,230
Other noncurrent assets	25,174	25,493
Total Assets	$1,335,536	$1,329,890
Liabilities and Equity
Current Liabilities:
Accounts payable	$168,077	$114,621
Current portion operating lease liability	124,010	129,189
Other accrued liabilities	87,695	75,727
Total current liabilities	379,782	319,537
Long-term debt	—	34,682
Long-term operating lease liability	361,079	359,073
Other long-term liabilities	47,705	45,396
Total liabilities	788,566	758,688
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	835	813
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,773	11,961
Additional paid-in capital	331,756	319,143
Retained earnings	265,887	296,766
Accumulated other comprehensive loss	(45,424)	(39,624)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	546,970	571,202
Total Liabilities and Equity	$1,335,536	$1,329,890

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2025	2024	2023
Net sales	$2,325,062	$2,324,624	$2,384,888
Cost of sales	1,228,249	1,225,804	1,248,698
Gross margin	1,096,813	1,098,820	1,136,190
Selling and administrative expenses	1,079,653	1,082,040	1,042,094
Goodwill impairment	—	28,453	—
Asset impairments and other, net	3,235	1,787	855
Operating income (loss)	13,925	(13,460)	93,241
Other components of net periodic benefit cost	367	537	248
Interest expense (net of interest income of $0.7 million, $0.4 million and $0.3 million for Fiscal 2025, 2024 and 2023, respectively)	4,250	7,777	2,920
Earnings (loss) from continuing operations before income taxes	9,308	(21,774)	90,073
Income tax expense	28,820	1,854	17,831
Earnings (loss) from continuing operations	(19,512)	(23,628)	72,242
Gain (loss) from discontinued operations, net of tax	622	6,801	(327)
Net Earnings (Loss)	$(18,890)	$(16,827)	$71,915

Basic earnings (loss) per common share:
Continuing operations	$(1.80)	$(2.10)	$5.80
Discontinued operations	0.06	0.60	(0.03)
Net earnings (loss)	$(1.74)	$(1.50)	$5.77

Diluted earnings (loss) per common share:
Continuing operations	$(1.80)	$(2.10)	$5.69
Discontinued operations	0.06	0.60	(0.03)
Net earnings (loss)	$(1.74)	$(1.50)	$5.66

Weighted average shares outstanding:
Basic	10,836	11,243	12,457
Diluted	10,836	11,243	12,707

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

In Thousands, except as noted

	Fiscal Year
	2025	2024	2023
Net earnings (loss)	$(18,890)	$(16,827)	$71,915
Other comprehensive income (loss):
Postretirement liability adjustment	(1,557)	99	340
Foreign currency translation adjustment	(4,243)	1,488	(5,143)
Total other comprehensive income (loss)	(5,800)	1,587	(4,803)
Comprehensive Income (Loss)	$(24,690)	$(15,240)	$67,112

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(18,890)	$(16,827)	$71,915
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,464	49,441	42,818
Deferred income taxes	26,758	3,452	(26,394)
Goodwill impairment	—	28,453	—
Impairment of long-lived assets	1,384	958	1,550
Share-based compensation expense	12,866	14,014	14,017
Provision for discontinued operations	360	514	440
Loss on sale of assets	502	128	159
Other	436	1,000	225
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	4,299	(13,287)	(1,082)
Inventories	(49,080)	80,352	(183,583)
Prepaids and other current assets	(61,210)	(13,659)	45,386
Accounts payable	54,327	(27,665)	(11,839)
Other accrued liabilities	12,066	(2,011)	(49,276)
Other assets and liabilities	51,604	(10,067)	(69,220)
Net cash provided by (used in) operating activities	87,886	94,796	(164,884)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,132)	(60,303)	(59,934)
Other investing activities	—	215	—
Proceeds from asset sales	1	87	—
Net cash used in investing activities	(41,131)	(60,001)	(59,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	422,167	477,841	338,818
Payments on revolving credit facility	(456,727)	(488,438)	(308,768)
Shares repurchased related to share repurchase plan	(9,789)	(32,027)	(77,470)
Shares repurchased related to taxes for share-based awards	(2,572)	(2,249)	(3,942)
Change in overdraft balances	(82)	(2,694)	5,976
Additions to deferred financing costs	—	(12)	(144)
Net cash used in financing activities	(47,003)	(47,579)	(45,530)
Effect of foreign exchange rate fluctuations on cash	(900)	(51)	(2,187)
Net Decrease in Cash and Cash Equivalents	(1,148)	(12,835)	(272,535)
Cash and cash equivalents at beginning of year	35,155	47,990	320,525
Cash and cash equivalents at end of year	$34,007	$35,155	$47,990
Supplemental information:
Interest paid	$4,481	$7,841	$2,742
Income taxes paid	3,506	5,888	50,562
Cash paid for amounts included in measurement of operating lease liabilities	165,668	187,129	180,042
Operating leased assets obtained in exchange for new operating lease liabilities	156,487	128,017	93,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 29, 2022	$827	$14,256	$291,444	$350,206	$(36,408)	$(17,857)	$602,468
Net earnings	—	—	—	71,915	—	—	71,915
Other comprehensive loss	—	—	—	—	(4,803)	—	(4,803)
Share-based compensation expense	—	—	14,017	—	—	—	14,017
Restricted stock issuance	—	316	(316)	—	—	—	—
Restricted shares withheld for taxes	—	(73)	73	(3,942)	—	—	(3,942)
Shares repurchased	—	(1,380)	—	(71,309)	—	—	(72,689)
Other	(12)	(30)	42	—	—	—	—
Balance January 28, 2023	815	13,089	305,260	346,870	(41,211)	(17,857)	606,966
Net loss	—	—	—	(16,827)	—	—	(16,827)
Other comprehensive income	—	—	—	—	1,587	—	1,587
Share-based compensation expense	—	—	14,014	—	—	—	14,014
Restricted stock issuance	—	296	(296)	—	—	—	—
Restricted shares withheld for taxes	—	(86)	86	(2,249)	—	—	(2,249)
Shares repurchased	—	(1,261)	—	(30,766)	—	—	(32,027)
Excise taxes related to repurchases of common stock	—	—	—	(262)	—	—	(262)
Other	(2)	(77)	79	—	—	—	—
Balance February 3, 2024	813	11,961	319,143	296,766	(39,624)	(17,857)	571,202
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive loss	—	—	—	—	(5,800)	—	(5,800)
Share-based compensation expense	—	—	12,866	—	—	—	12,866
Restricted stock issuance	—	338	(338)	—	—	—	—
Restricted shares withheld for taxes	—	(90)	90	(2,572)	—	—	(2,572)
Shares repurchased	—	(400)	—	(9,389)	—	—	(9,789)
Excise taxes related to repurchases of common stock	—	—	—	(28)	—	—	(28)
Other	22	(36)	(5)	—	—	—	(19)
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the U.K. and the ROI; through catalogs and e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, littleburgundyshoes.com, johnstonmurphy.com, nashvilleshoewarehouse.com and dockersshoes.com and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand, the licensed G.H. Bass® brand and other brands that we license for footwear. At February 1, 2025, we operated 1,278 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During Fiscal 2025, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers, Levi's, and G.H. Bass brands, as well as other brands we license for footwear.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these financial statements each consisted of 52 weeks, except for Fiscal 2024, which consisted of 53 weeks. Fiscal 2025 ended on February 1, 2025, Fiscal 2024 ended on February 3, 2024 and Fiscal 2023 ended on January 28, 2023.

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

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $13.9 million and $23.2 million as of February 1, 2025 and February 3, 2024, respectively, which is included in cash and cash equivalents on the Consolidated Balance Sheets. Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain foreign operations will be indefinitely reinvested and have recorded U.S. taxes in accordance with applicable U.S.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

tax rules and regulations.

There were $7.5 million of cash equivalents at February 1, 2025 and no cash equivalents at February 3, 2024. Cash equivalents include highly-liquid financial instruments, which we define as those having an original maturity of three months or less. Our $7.5 million of cash equivalents at February 1, 2025 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities. The majority of payments due from banks for customer credit cards are classified as cash, as they generally settle within 24 to 48 hours.

At February 1, 2025 and February 3, 2024, outstanding checks drawn on zero-balance accounts at certain banks exceeded book cash balances at those banks by approximately $3.2 million and $3.3 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 27%, one customer accounted for 19%, one customer accounted for 11% and one customer accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 7% of our total trade receivables balance as of February 1, 2025.

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

Inherent in the retail inventory method are subjective judgments and estimates about the recoverability of the inventory and its market value, including merchandise mark-on, markups, markdowns and shrinkage. These judgments and estimates, coupled with the fact that the retail inventory method is an averaging process, could produce a range of cost figures. To reduce the risk of inaccuracy and to ensure consistent presentation, we employ the retail inventory method in multiple subclasses of inventory with similar gross margins. We analyze markdown requirements at the stock number level based on factors such as inventory

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

turn, average selling price and inventory age and we accrue markdowns as necessary. These additional markdown accruals reflect all of the above factors as well as current agreements to return products to vendors and vendor agreements to provide markdown support. In addition to markdown allowances, we maintain reserves for shrinkage and damaged goods based on historical rates.

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions as well as expectations surrounding future sales. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of related assets. We capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in property and equipment, net on the Consolidated Balance Sheets and are generally amortized over five years. Depreciation and amortization expense are computed principally by the straight-line method over the following estimated useful lives:

Buildings and building equipment	20-45 years
Computer hardware, software and equipment	3-10 years
Furniture and fixtures	10 years

Depreciation expense related to property and equipment was approximately $51.9 million, $48.9 million and $42.3 million for Fiscal 2025, 2024 and 2023, respectively.

Leases

We recognize lease assets and corresponding lease liabilities for all operating leases on the Consolidated Balance Sheets as described under ASC 842. We evaluate renewal options and break options at lease inception and on an ongoing basis and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of the right-of-use assets and liabilities. Approximately 4% of our leases contain renewal options. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide a determinable implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at the lease commencement or modification date in determining the present value of lease payments. For lease payments in foreign currencies, the incremental borrowing rate is adjusted to be reflective of the risk associated with the respective currency. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. We test right-of-use assets for impairment in the same manner as long-lived assets.

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

Our Consolidated Balance Sheets include asset retirement obligations related to leases of $10.9 million and $11.0 million as of February 1, 2025 and February 3, 2024, respectively.

Impairment of Long-Lived Assets

We periodically assess the recoverability of our long-lived assets, other than goodwill, and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if an asset's fair value is less than the carrying amount. Fair value of our long-lived assets is determined by estimated future cash flows, undiscounted and without interest charges, and comparable market rents. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement or understatement of the value of long-lived assets.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Our Consolidated Balance Sheets include an accrued liability for gift cards of $5.0 million and $5.6 million as of February 1, 2025 and February 3, 2024, respectively. Gift card breakage recognized as revenue was $1.2 million, $1.1 million and $1.0 million for Fiscal 2025, 2024 and 2023, respectively. During Fiscal 2025, we recognized $3.9 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 3, 2024.

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

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $11.1 million, $12.1 million and $12.4 million for Fiscal 2025, 2024 and 2023, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $298.2 million, $309.8 million and $307.5 million for Fiscal 2025, 2024 and 2023, respectively.

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

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $132.8 million, $124.7 million and $118.5 million for Fiscal 2025, 2024 and 2023, respectively.

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

Cooperative Advertising

Cooperative advertising funds are made available to some of our wholesale footwear customers. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of expenses to be reimbursed. Our cooperative advertising agreements require that wholesale customers present documentation or other evidence of specific advertisements or display materials used for our products by submitting the actual print advertisements presented in catalogs, newspaper inserts or other advertising circulars, or by permitting physical inspection of displays. Additionally, our cooperative advertising agreements require that the amount of reimbursement requested for such advertising or materials be supported by invoices or other evidence of the actual costs incurred by the retailer.

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

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $9.0 million, $13.1 million and $16.3 million for Fiscal 2025, 2024 and 2023, respectively. During Fiscal 2025, 2024 and 2023, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Share-Based Compensation

We have a share-based compensation plan, the Genesco Inc. Second Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"), which originally became effective June 25, 2020, was amended and restated on June 22, 2023 and further amended and restated on June 25, 2024. Under the 2020 Plan, we may grant non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based share units ("PSUs") and other stock-based awards to our key employees, non-employee directors and consultants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. Compensation expense for RSAs, RSUs and PSUs, net of forfeitures, is recognized on a straight-line

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

basis over the requisite service period. For PSUs, at the end of each reporting period, compensation expense is updated for our expected performance level against the performance goals, which involves judgment as to the achievement of certain performance metrics.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from certain foreign currency transactions were not material for Fiscal 2025, 2024 and 2023.

Note 2

New Accounting Pronouncements

New Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendment in this ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We adopted ASU 2023-07 for the year ended February 1, 2025, and applied it retrospectively to all prior periods presented. The adoption did not have a material impact on our Consolidated Financial Statements, but it did require increased disclosures within the notes to our Consolidated Financial Statements. See Note 16, "Business Segment Information" for additional information.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption of this ASU but do not expect it to have a material impact on our Consolidated Financial Statements, but it will require increased income tax disclosures within the notes to our Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 2

New Accounting Pronouncements, Continued

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU is required to be adopted for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on either a prospective basis to financial statements issued for reporting periods after the effective date of the update, or on a retrospective basis to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adoption on our financial disclosures but do not expect this ASU to have a material impact on our Consolidated Financial Statements.

Note 3

Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for Journeys Group was as follows:

(In thousands)	Total Goodwill
Balance, February 3, 2024	$9,565
Effect of foreign currency exchange rates	(702)
Balance, February 1, 2025	$8,863

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

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Feb. 1, 2025	Feb 3, 2024	Feb. 1, 2025	Feb 3, 2024	Feb. 1, 2025	Feb 3, 2024	Feb. 1, 2025	Feb 3, 2024
Gross other intangibles	$23,839	$24,464	$6,471	$6,501	$400	$400	$30,710	$31,365
Accumulated amortization	—	—	(4,251)	(3,715)	(400)	(400)	(4,651)	(4,115)
Other Intangibles, net	$23,839	$24,464	$2,220	$2,786	$—	$—	$26,059	$27,250

(1)
Includes a $20.9 million trademark at February 1, 2025 related to Schuh Group and $2.9 million related to Journeys Group.
(2)
Includes $5.1 million for the Togast acquisition.
(3)
Backlog for Togast.

The amortization of intangibles was $0.6 million for each of Fiscal 2025, Fiscal 2024 and Fiscal 2023. Currently, amortization of intangibles is expected to be $0.6 million for each of the next three years, $0.5 million in four years and no intangible amortization expected after Fiscal 2029.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment and operating lease right of use assets, in asset impairment and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $3.2 million in Fiscal 2025, including $1.8 million for severance and $1.4 million for asset impairments.

We recorded a pretax charge to earnings of $1.8 million in Fiscal 2024, including $1.1 million for severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain.

We recorded a pretax charge to earnings of $0.9 million in Fiscal 2023, including $1.6 million for asset impairments, partially offset by $0.7 million gain on the termination of our pension plan.

Note 5

Inventories

(In thousands)	February 1, 2025	February 3, 2024
Wholesale finished goods	$82,784	$57,678
Retail merchandise	342,440	321,289
Total Inventories	$425,224	$378,967

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	February 1, 2025	February 3, 2024
Land	$7,050	$7,092
Buildings and building equipment	74,390	75,775
Computer hardware and equipment	102,694	103,834
Computer software	107,141	100,691
Furniture and fixtures	128,388	129,509
Construction in progress	10,362	4,613
Improvements to leased property	345,370	346,827
Property and equipment, at cost	775,395	768,341
Accumulated depreciation	(547,373)	(528,075)
Total Property and Equipment, net	$228,022	$240,266

(In thousands)	February 1, 2025	February 3, 2024
Accrued employee compensation	$28,081	$19,906
Accrued other taxes	10,061	9,050
Accrued income taxes	1,287	1,242
Provision for discontinued operations	595	549
Other accrued liabilities	47,671	44,980
Total Other Current Accrued Liabilities	$87,695	$75,727

Note 7

Fair Value

The carrying amounts and fair values of our financial instruments at February 1, 2025 and February 3, 2024 are:

(In thousands)	February 1, 2025		February 3, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. revolver borrowings	$—	$—	$34,682	$34,638

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

As of February 1, 2025, we have $9.9 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

As of February 1, 2025, we have $6.7 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

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

The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles and deposit accounts. Equity interests, certain equipment, intellectual property and most leasehold interests are specifically excluded. The Credit Facility continues to provide for the borrowing base to include real estate as those assets are added or maintained as collateral and contains customary real estate covenants. As of February 1, 2025, we do not have any outstanding long-term debt.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the loan cap. If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the loan cap, the Credit Facility requires us to have a fixed charge coverage ratio of not less than 1.0:1.0. Excess Availability was $281.1 million at February 1, 2025.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of February 1, 2025.

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

We were in compliance with all the relevant terms and conditions of the Facility Agreement as of February 1, 2025.

There were no revolver borrowings outstanding under the Credit Facility at February 1, 2025. We had outstanding letters of credit of $5.9 million under the Credit Facility at February 1, 2025. These letters of credit support lease and insurance indemnifications.

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the years ended February 1, 2025, February 3, 2024 and January 28, 2023.

(In thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease cost	$157,322	$164,355	$166,617
Variable lease cost	11,702	14,582	16,966
Less: Sublease income	(17)	(173)	(314)
Net Lease Cost	$169,007	$178,764	$183,269

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases, Continued

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at February 1, 2025:

Fiscal Years	(In thousands)
2026	$147,883
2027	119,546
2028	79,185
2029	54,723
2030	43,078
Thereafter	127,828
Total undiscounted future minimum lease payments	572,243
Less: Amounts representing interest	(87,154)
Total Present Value of Operating Lease Liabilities	$485,089

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of February 1, 2025 and February 3, 2024 are:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)	5.8 years	5.5 years
Weighted-average discount rate	5.6%	5.3%

As of February 1, 2025, we have additional operating leases that have not yet commenced with estimated right of use liabilities of $27.9 million. These leases will commence in Fiscal 2026 with lease terms of 1 to 11 years.

Note 10

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
		As of Fiscal Year End			As of Fiscal Year End
Class	Shares Authorized	2025	2024	2023	2025	2024	2023
Employees’ Subordinated Convertible Preferred	5,000,000	27,845	27,845	27,935	$835	$836	$838
Stated Value of Issued Shares					835	836	838
Employees’ Preferred Stock Purchase Accounts					—	(23)	(23)
Total Non-Redeemable Preferred Stock					$835	$813	$815

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: February 1, 2025 – 11,773,352 shares; February 3, 2024 – 11,960,793 shares. There were 488,464 shares held in treasury at February 1, 2025 and February 3, 2024. Each outstanding share is entitled to one vote. At February 1, 2025, common shares were reserved as follows: 27,845 shares for conversion of preferred stock and 852,828 shares for the 2020 Plan.

For the year ended February 1, 2025, shares of common stock were issued as follows: 301,222 restricted shares as part of the 2020 Plan; 36,320 shares to directors in exchange for their services; 89,942 shares withheld for taxes on restricted stock vested in Fiscal 2025; and 35,408 shares of restricted stock forfeited in Fiscal 2025. In addition, the Company repurchased and retired 399,633 shares of common stock at an average weighted market price of $24.49 for a total of $9.8 million.

For the year ended February 3, 2024, shares of common stock were issued as follows: 257,744 restricted shares as part of the 2020 Plan; 38,284 shares to directors in exchange for their services; 86,179 shares withheld for taxes on restricted stock vested in Fiscal 2024; 76,633 shares of restricted stock forfeited in Fiscal 2024; and 90 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, we repurchased and retired 1,261,295 shares of common stock at an average weighted market price of $25.39 for a total of $32.0 million.

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

Note 11

Income Taxes

The components of earnings (loss) from continuing operations before income taxes is comprised of the following:

	Fiscal Year
(In thousands)	2025	2024	2023
United States	$(1,476)	$(43,859)	$68,326
Foreign	10,784	22,085	21,747
Total Earnings (Loss) from Continuing Operations before Income Taxes	$9,308	$(21,774)	$90,073

Income tax expense from continuing operations is comprised of the following:

	Fiscal Year
(In thousands)	2025	2024	2023
Current
U.S. federal	$1,711	$(3,672)	$39,095
International	2,007	3,419	2,984
State	1,100	744	3,805
Total Current Income Tax Expense	4,818	491	45,884
Deferred
U.S. federal	20,226	(5,060)	(25,704)
International	515	1,074	748
State	6,017	7,438	(1,438)
Total Deferred Income Tax Expense (Benefit)	26,758	3,452	(26,394)
Net Interest Related to Income Taxes
U.S. federal	(3,062)	(2,728)	(1,662)
International	—	—	—
State	203	66	3
Total Net Interest Related to Income Taxes	(2,859)	(2,662)	(1,659)
Tax Expense Recognized for Unrecognized Tax Benefits (“UTBS”) in the Statement of Operations
U.S. federal	—	—	—
International	—	—	—
State	103	573	—
Total Tax Expense Recognized for UTBS in the Statement of Operations	103	573	—
Total Income Tax Expense – Continuing Operations	$28,820	$1,854	$17,831

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations is as follows:

	Fiscal Year
	2025	2024	2023
U. S. federal statutory rate of tax	21.00%	21.00%	21.00%
State taxes (net of federal tax benefit)	1.06	(0.92)	2.08
Foreign rate differential	1.89	0.76	(0.02)
Change in valuation allowance	305.14	(33.57)	(1.12)
Uncertain tax position	1.10	(2.63)	—
Credits	(9.83)	4.54	(1.18)
Global intangible low-tax income	—	(2.34)	—
Permanent items	11.56	(4.50)	0.64
IRS interest	(25.99)	9.90	(1.46)
Other	3.70	(0.75)	(0.14)
Effective Tax Rate	309.63%	(8.51)%	19.80%

We are subject to a tax on global intangible low-tax income (“GILTI”). GILTI taxes foreign income in excess of deemed return on tangible assets of a foreign corporation and we elected to treat this tax as a period cost. The impact from GILTI was not material for Fiscal 2025, 2024 or 2023.

As of February 3, 2024, our Consolidated Balance Sheets included a $56.8 million non-current prepaid income tax receivable. This receivable related to the remaining uncollected portion of our $107.2 million carryback of our Fiscal 2021 federal tax losses to prior tax periods under the CARES Act. Due to an IRS audit, the refund claim had been under review by the requirements of the Joint Committee on Taxation refund review process. On January 17, 2025, we executed Form 870 with the IRS exam team and began the process of completing the separate Joint Committee on Taxation review of our claim. Form 870 is used upon completion of an IRS examination to indicate the taxpayer’s agreement with the revenue agent’s report of proposed adjustments and agreement to pay any deficiency. As a result, we now expect a refund of $59.3 million based on additional accrued interest and minor changes to the refund as agreed to on Form 870. Further, we now expect to complete the remaining requirements of the Joint Committee on Taxation governmental review process and collect the refund during Fiscal 2026. As such, we have moved the receivable from noncurrent prepaid income taxes to prepaids and other current assets on the Consolidated Balance Sheets as of February 1, 2025.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

(In thousands)	February 1, 2025	February 3, 2024
Pensions	$738	$348
Lease obligation	126,744	127,220
Book over tax depreciation	14,359	12,976
Expense accruals	8,509	10,054
Uniform capitalization costs	8,840	7,515
Provisions for discontinued operations and restructurings	723	561
IRC Section 163 interest limitation	—	1,049
Inventory valuation	1,356	1,235
Tax net operating loss and credit carryforwards	23,732	24,164
Allowances for bad debts and notes	484	915
Deferred compensation and restricted stock	2,694	2,773
Outside basis difference	816	—
Identified intangibles	5,414	5,987
Other	30	33
Gross deferred tax assets	194,439	194,830
Deferred tax asset valuation allowance	(72,355)	(43,961)
Deferred tax asset net of valuation allowance	122,084	150,869
Identified intangibles	(5,220)	(5,318)
Right of use asset	(119,945)	(119,658)
Tax over book depreciation	—	(2,736)
Other	(993)	(555)
Gross deferred tax liabilities	(126,158)	(128,267)
Net Deferred Tax Assets (Liabilities)	$(4,074)	$22,602

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	As of Fiscal Year Ended
(In thousands)	2025	2024
Net non-current asset	$389	$26,230
Net non-current liability	(4,463)	(3,628)
Net Deferred Tax Assets (Liabilities)	$(4,074)	$22,602

As of February 1, 2025 and February 3, 2024, we had state net operating loss carryforwards of $11.2 million and $9.9 million, respectively. We provided a valuation allowance against these attributes of $11.2 million as of February 1, 2025 and $8.1 million as of February 3, 2024. Expiration of these attributes will occur in various years through 2045.

As of each of February 1, 2025 and February 3, 2024, we had state tax credits of $0.6 million. We provided a valuation allowance against these attributes of $0.6 million as of each of February 1, 2025 and February 3, 2024 and $0.5 million of these credits will expire after Fiscal 2025 and the remaining credits have a carryforward period of 5 years.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

As of February 1, 2025 and February 3, 2024, we had foreign net operating loss carryforwards of $40.0 million and $41.4 million, respectively, which have a carryforward period of at least 16 years.

We regularly evaluate the need for a valuation allowance against our deferred tax assets. In making this determination, we consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets. Based on this assessment, as of February 1, 2025, we have provided a total valuation allowance of approximately $72.4 million on U.S. and foreign deferred tax assets for which management has determined it is more likely than not that the deferred tax assets will not be realized. The $28.4 million net increase in valuation allowance during Fiscal 2025 from the $44.0 million provided for as of February 3, 2024 relates primarily to our decision to record a full valuation allowance against our U.S. deferred tax assets of $26.2 million in the third quarter of Fiscal 2025, which was included in income tax expense in our Consolidated Statements of Operations. The decision was based on our expectation that the U.S. jurisdiction will be in a cumulative loss position within the near term which we believe is a new significant piece of negative evidence in the third quarter of Fiscal 2025. Due to the weight of the cumulative loss position for our U.S. jurisdiction in our objective analysis of all the positive and negative evidence, we no longer believe it is more likely than not we will realize certain U.S. deferred tax assets.

Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain foreign operations will be indefinitely reinvested. As of February 1, 2025, we believe there are no deferred taxes applicable to the accumulated undistributed earnings of those foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the Tax Cuts and Jobs Act (the “Act”). The earnings of our remaining foreign operations are indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual U.S. deferred taxes on unremitted international earnings. If our unremitted international earnings were not considered indefinitely reinvested as of February 1, 2025, an immaterial amount of additional deferred taxes would have been provided.

As of February 1, 2025, foreign tax credit carryforwards of approximately $2.7 million were available to reduce possible future U.S. income taxes and expire from 2028 to 2031. As a result of the Act, we may no longer utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $2.5 million has been established against these credits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Fiscal Year
(In thousands)	2025	2024	2023
Unrecognized Tax Benefit – Beginning of Period	$751	$178	$178
Gross Decreases – Tax Positions in a Prior Period	(144)	—	—
Gross Increases – Tax Positions in a Prior Period	541	—	—
Gross Increases – Tax Positions in a Current Period	57	573	—
Settlements	(541)	—	—
Unrecognized Tax Benefit – End of Period	$664	$751	$178

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

The amount of unrecognized tax benefits which would impact the annual effective tax rate if recognized were $0.7 million as of February 1, 2025, $0.8 million as of February 3, 2024 and $0.2 million as of January 28, 2023. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2025, 2024 or 2023. We recorded $2.9 million, $2.7 million and $1.7 million of interest income within income tax expense, net on the Consolidated Statements of Operations for the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively, primarily related to our outstanding federal refund request.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 29, 2022 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. As part of the IRS audit of our federal income tax return for the fiscal year ended January 30, 2021, we have extended the statute of limitations for our fiscal years February 1, 2020, forward through March 31, 2026.

The Organization for Economic Cooperation and Development has proposed a 15% global minimum tax applied on a country-by country basis (the "Pillar Two rule"), and many countries, including countries in which we operate, have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule became effective as of January 1, 2024 and did not have a material impact on the Company’s effective tax rate in Fiscal 2025. The second component is expected to go into effect in Fiscal 2026. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our tax provision or effective tax rate.

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

Our Consolidated Balance Sheets include other postretirement medical and life insurance liabilities of $6.2 million and $5.3 million as of February 1, 2025 and February 3, 2024, respectively. The amount recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets was $2.4 million and $1.1 million as of February 1, 2025 and February 3, 2024,

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Other Postretirement Benefit Plans, Continued

respectively. Our Consolidated Statement of Operations includes net periodic benefit cost for other postretirement benefits of $0.4 million, $0.5 million and $0.3 million in Fiscal 2025, 2024 and 2023, respectively.

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees in the U.S, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older. There is a similar savings plan available to U.K. employees.

Since January 1, 2005, we began matching 100% of each U.S. employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2.5% of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for matching programs in the U.S. and U.K. was approximately $7.0 million for Fiscal 2025, $6.9 million for Fiscal 2024 and $5.2 million for Fiscal 2023.

Note 13

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted to common stock.

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2025	2024	2023
Weighted-average number of shares - basic	10,836	11,243	12,457
Common stock equivalents	—	—	250
Weighted-average number of shares - diluted	10,836	11,243	12,707

Common stock equivalents of 0.2 million shares and 0.1 million shares are excluded for Fiscal 2025 and Fiscal 2024, respectively, due to the loss from continuing operations.

We repurchased 399,633 shares during Fiscal 2025 at a cost of $9.8 million or an average of $24.49 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of February 1, 2025, we have $42.3 million remaining under the expanded share repurchase authorization. We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. We repurchased 1,380,272 shares during Fiscal 2023 at a cost of $72.7 million or an average of $52.66 per share. During the first quarter of Fiscal 2026, through March 26, 2025, we repurchased 469,325 shares at a cost of $10.0 million or an average of $21.31 per share.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans

We have a share-based compensation plan, the 2020 Plan, which became effective June 25, 2020. Under the 2020 Plan, we may grant non-qualified stock options, RSAs, RSUs and PSUs and other stock-based awards to our key employees, non-employee directors and consultants for up to 1.8 million shares of common stock. Under the 2020 Plan, as amended and restated on June 25, 2024 and June 22, 2023, an additional 0.6 million shares and 0.5 million shares of common stock, respectively, were authorized for such grants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. The 2020 Plan replaced our Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”). There will be no future awards under the 2009 Plan.

Stock Options and Cash Incentive Plans

Under both the 2009 and 2020 Plans, the exercise price of each stock option equals the market price of our stock on the date of grant, and an option’s maximum term is 10 years. Stock options granted under both plans primarily vest 25% per year over four years. We did not capitalize any share-based compensation expense.

In addition, we established the 2020 Restricted Cash Incentive Program (the “2020 Program”) in Fiscal 2021 and adopted the 2024 Restricted Cash Program in Fiscal 2025 (the "2024 Program" and collectively with the 2020 Program, the "Programs") to attract and retain executive officers and key employees. Officers and employees of the Company or its subsidiaries are eligible to receive grants under the Programs. Total cash of $5.0 million was granted in April 2024 under the 2024 Program. Cash granted under the 2024 Program will primarily vest 33% per year over three years. Total cash of $2.7 million was granted in June 2020 under the 2020 Program that vested 25% per year over four years. The compensation paid under the Programs is taxable and subject to applicable tax withholding requirements. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these cash grants was $1.6 million, $0.5 million and $0.6 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2025, 2024 and 2023. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date. The grants for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were valued at $120,000 per director. For Fiscal 2025, 2024 and 2023, we issued 36,320 shares, 37,264 shares and 16,536 shares, respectively, of director restricted stock. In addition, we issued 1,020 shares to newly elected directors in Fiscal 2024. We did not issue any shares to new directors in Fiscal 2025 or Fiscal 2023. We recognized $0.9 million, $1.0 million and $1.0 million of director restricted stock related share-based compensation in Fiscal 2025, 2024 and 2023 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

Employee Restricted Stock Awards and Units

Under the 2020 Plan, we issued 300,157 shares, 256,866 shares and 221,581 shares of RSAs in Fiscal 2025, 2024 and Fiscal 2023, respectively. Shares of RSAs issued in Fiscal 2025 and Fiscal 2024 primarily vest 33% per year over three years and RSAs issued in Fiscal 2023 primarily vest 25% per year over four years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. In addition, we issued 77,487 shares of RSAs to certain executive employees in lieu of a portion of their performance-based cash compensation in Fiscal 2023. These restricted shares vested two-thirds in Fiscal 2024 and one-third in Fiscal 2025. Total RSAs issued in Fiscal 2023, including the annual grant to certain employees and performance-based compensation shares, were 299,068 restricted shares. Under the original 2020 Plan, restricted share grants depleted the shares available for future grants at a ratio of 1.72 shares per restricted share granted. Under the 2020 Plan, as amended and restated, restricted share grants after March 24, 2023 deplete the shares available for future grants at a ratio of 1.52 shares per restricted share granted and after March 31, 2024 shares available for future grants are depleted at a ratio of 1.35 shares per restricted share granted.

Additionally, we issued 1,065, 878 and 846 RSUs in Fiscal 2025, 2024 and 2023, respectively, to certain employees at no cost that vest over three years. The fair value of RSAs and RSUs is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $10.7 million, $12.6 million and $12.9 million for Fiscal 2025, 2024 and 2023, respectively.

A summary of the status of our nonvested shares of our RSAs as of February 1, 2025 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 29, 2022	660,909	$39.46
Granted	299,068	57.91
Vested	(166,638)	38.03
Withheld for federal taxes	(73,137)	37.74
Forfeited	(31,057)	42.86
Nonvested at January 28, 2023	689,145	47.85
Granted	256,866	36.21
Vested	(210,757)	46.10
Withheld for federal taxes	(86,179)	44.87
Forfeited	(76,633)	45.32
Nonvested at February 3, 2024	572,442	44.06
Granted	300,157	31.71
Vested	(216,025)	40.86
Withheld for federal taxes	(89,942)	40.11
Forfeited	(35,408)	42.30
Nonvested at February 1, 2025	531,224	$39.10

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

The number of restricted stock awards issued on the date the stock awards vest is net of shares withheld to satisfy the minimum statutory tax withholding requirements, which we pay on behalf of our employees. Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

As of February 1, 2025, we had $14.4 million of total unrecognized compensation expense related to nonvested RSAs discussed above. That cost is expected to be recognized over a weighted average period of 1.62 years.

Performance-Based Share Units

In Fiscal 2025 and Fiscal 2024, we granted 153,602 PSUs and 96,866 PSUs, respectively, (assuming target level achievement) to certain members of senior management. The actual number of shares that will be issued will be based on actual performance and can range from 0% and 200% of the shares granted. Performance conditions include both total Company and business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. Compensation expense for PSUs, net of forfeitures, is recognized on a straight-line basis over the requisite service period and is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of those goals. If performance goals are achieved, the PSUs will be issued based on the achievement level and will cliff vest in full at the end of the three-year performance period. Any portion of the PSUs that are not earned by the end of the three year period will be forfeited. Under the 2020 Plan, as amended and restated, PSUs granted in Fiscal 2025 deplete the shares available for future grants at a ratio of 1.35 shares per PSU granted and PSUs granted in Fiscal 2024 deplete the shares available for future grants at a ratio of 1.52 shares per PSU granted. During the twelve months ended February 1, 2025, we estimated the probable outcome of the performance goals for each PSU grant and the corresponding expense for the year ended February 1, 2025 is reflected in PSU compensation expense. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for PSUs was $1.3 million and $0.3 million for Fiscal 2025 and Fiscal 2024, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

A summary of the status of our nonvested shares of our PSUs as of February 1, 2025 is presented below:

Nonvested Performance-Based Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2023	—	$—
Granted(1)	96,866	37.22
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	(7,612)	37.22
Nonvested at February 3, 2024	89,254	37.22
Granted(1)	153,602	26.91
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	(5,446)	30.98
Nonvested at February 1, 2025	237,410	$30.69

(1)Assumes 100% target level achievement of the relative performance goal. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance goal.

As of February 1, 2025, we had $2.4 million of total unrecognized compensation expense related to non-vested PSUs discussed above. That cost is expected to be recognized over a weighted average period of 1.31 years. There were no modifications to PSUs in Fiscal 2025. No shares vested in the periods ended February 1, 2025 or February 3, 2024.

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

During the fourth quarter of Fiscal 2025 and Fiscal 2024, we received insurance proceeds totaling $1.2 million ($0.9 million, net of tax) and $9.4 million ($7.2 million, net of tax), respectively, related to legacy environmental matters discussed above. The insurance proceeds are included in gain (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations in Fiscal 2025 and Fiscal 2024.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Legal Proceedings, Continued

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.1 million as of February 1, 2025, $2.0 million as of February 3, 2024 and $1.7 million as of January 28, 2023. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including approximately $0.4 million in Fiscal 2025, $0.5 million in Fiscal 2024 and $0.4 million in Fiscal 2023. These charges are included in gain (loss) from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

Our reportable segments are based on management's organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Genesco Brands Group sell primarily our owned and licensed brands. Our chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM assesses performance of and allocates resources to each business segment based on segment results without allocating corporate expenses. These corporate expenses include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including severance, insurance gains, a gain on the termination of the pension plan, major litigation and major lease terminations. Reconciling items between segment operating income (loss) and earnings (loss) from continuing operations consist of unallocated corporate expenses. The CODM uses segment operating income (loss) as a measure of profit or loss.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Corporate assets include cash, domestic prepaid rent expense, prepaid income taxes, deferred income taxes, deferred note expense on revolver debt, corporate fixed assets, corporate operating lease right of use assets and miscellaneous investments.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,398,922	$479,891	$320,208	$124,131	$—	$2,323,152
Intercompany sales(1)	—	—	—	1,910	—	1,910
Net sales to external customers(2)	1,398,922	479,891	320,208	126,041	—	2,325,062
Cost of sales	715,723	280,395	148,461	83,670	—	1,228,249
Gross margin	683,199	199,496	171,747	42,371	—	1,096,813
Selling and administrative expenses	656,854	189,297	163,331	35,565	34,606	1,079,653
Segment operating income (loss)	26,345	10,199	8,416	6,806	(34,606)	17,160
Asset impairments and other(3)	—	—	—	—	3,235	3,235
Operating income (loss)	26,345	10,199	8,416	6,806	(37,841)	13,925
Other components of net periodic benefit cost	—	—	—	—	367	367
Interest expense, net	—	—	—	—	4,250	4,250
Earnings (loss) from continuing operations before income taxes	$26,345	$10,199	$8,416	$6,806	$(42,458)	$9,308
Total assets at fiscal year end(4)	$673,560	$189,103	$183,118	$77,154	$212,601	$1,335,536
Depreciation and amortization	33,785	7,545	5,678	1,313	4,143	52,464
Capital expenditures	20,478	9,223	9,555	785	1,091	41,132

(1) Intercompany sales for Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2025.

(3) Asset impairments and other includes $1.8 million for severance and a $1.4 million charge for asset impairments, of which $0.8 million is in Journeys Group and $0.6 million is in Schuh Group.

(4) Of our $666.3 million of long-lived assets, $90.3 million and $9.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,363,835	$480,164	$339,460	$145,224	$—	$2,328,683
Intercompany sales	—	—	(14)	(4,045)	—	(4,059)
Net sales to external customers(1)	1,363,835	480,164	339,446	141,179	—	2,324,624
Cost of sales	696,351	273,588	160,461	95,404	—	1,225,804
Gross margin	667,484	206,576	178,985	45,775	—	1,098,820
Selling and administrative expenses	656,412	185,141	162,671	45,783	32,033	1,082,040
Segment operating income (loss)	11,072	21,435	16,314	(8)	(32,033)	16,780
Goodwill impairment (2)	—	—	—	—	28,453	28,453
Asset impairments and other(3)	—	—	—	—	1,787	1,787
Operating income (loss)	11,072	21,435	16,314	(8)	(62,273)	(13,460)
Other components of net periodic benefit cost	—	—	—	—	537	537
Interest expense, net	—	—	—	—	7,777	7,777
Earnings (loss) from continuing operations before income taxes	$11,072	$21,435	$16,314	$(8)	$(70,587)	$(21,774)
Total assets at fiscal year end(4)	$659,150	$200,482	$165,217	$59,630	$245,411	$1,329,890
Depreciation and amortization	32,419	6,636	5,113	984	4,289	49,441
Capital expenditures	38,093	12,183	6,785	2,214	1,028	60,303

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2024.
(2)
Goodwill impairment of $28.5 million is related to Genesco Brands Group.
(3)
Asset impairments and other includes $1.1 million for severance and $1.0 million charge for asset impairments in the Journeys Group, partially offset by a $0.3 million insurance gain.

(4) Of our $677.2 million of long-lived assets, $89.4 million and $12.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2023
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$1,482,203	$432,002	$314,759	$158,684	$—	$2,387,648
Intercompany sales	—	—	—	(2,760)	—	(2,760)
Net sales to external customers(1)	1,482,203	432,002	314,759	155,924	—	2,384,888
Cost of sales	735,969	252,192	150,417	110,120	—	1,248,698
Gross margin	746,234	179,810	164,342	45,804	—	1,136,190
Selling and administrative expenses	651,830	162,209	149,978	46,482	31,595	1,042,094
Segment operating income (loss)	94,404	17,601	14,364	(678)	(31,595)	94,096
Asset impairments and other(2)	—	—	—	—	855	855
Operating income (loss)	94,404	17,601	14,364	(678)	(32,450)	93,241
Other components of net periodic benefit cost	—	—	—	—	248	248
Interest expense, net	—	—	—	—	2,920	2,920
Earnings (loss) from continuing operations before income taxes	$94,404	$17,601	$14,364	$(678)	$(35,618)	$90,073
Total assets at fiscal year end(3)	$732,124	$198,813	$194,417	$74,526	$256,546	$1,456,426
Depreciation and amortization	28,107	6,134	4,352	898	3,327	42,818
Capital expenditures	27,237	10,330	8,154	1,429	12,784	59,934

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

Based on their evaluation as of February 1, 2025, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of February 1, 2025, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 26, 2025, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 1, “Information about Our Executive Officers” in this report.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to all of our directors, officers (including our chief executive officer and chief financial officer) and employees. We have made the Code of Ethics available and intend to post any legally required amendments to, or waivers of, such Code of Ethics on our website at http://www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and the Company (the "Insider Trading Policy"). We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing is a summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 26, 2025, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 26, 2025, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of February 1, 2025 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,065	$—	852,828
Equity compensation plans not approved by security holders	—	—	—
Total	1,065	$—	852,828

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 26, 2025, to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 26, 2025, to be filed with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, February 1, 2025 and February 3, 2024

Consolidated Statements of Operations, each of the three fiscal years ended 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss), each of the three fiscal years ended 2025, 2024 and 2023

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2025, 2024 and 2023

Consolidated Statements of Equity, each of the three fiscal years ended 2025, 2024 and 2023

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2025, 2024 and 2023

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

(3)	a.	Second Amended and Restated Bylaws of Genesco Inc. Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed November 1, 2022 (File No. 1-3083).
	b.	Restated Charter of Genesco Inc., as amended. Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2022 (File No. 1-3083).
(4)	a.	Form of Certificate for the Common Stock. Incorporated by reference to Exhibit 3 to the Genesco Inc. Registration Statement on Form 8-A/A filed with the SEC on May 1, 2003 (File No.1-3083).
	b.	Description of Securities. Incorporated by reference to Exhibit (4)b to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024. (File No. 1-3083).

(10)	a.

Fourth Amended and Restated Credit Agreement, dated as of January 31, 2018, by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, as other Other Domestic Borrowers, GCO Canada Inc., Genesco (UK) Limited, the Lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 3, 2018. (File No. 1-3083).

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

m.

Genesco Inc. Second Amended and Restated 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.'s Definitive Proxy Statement on Schedule 14A, filed May 17, 2024. (File No. 1-3083).

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

	r.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).

s.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 1-3083).
t.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2024 (File No. 1-3083).
u.	Form of Genesco Inc. Restricted Share Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 1-3083).
v.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083). (P)
w.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
x.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
y.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

z.

First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

aa.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of October 30, 2019. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 31, 2019 (File No. 1-3083).

bb.	Form of Employment Protection Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2025 (File No. 1-3083).
cc.	Genesco Inc. Executive Severance Plan. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K filed on May 3, 2024 (File No. 1-3083).
dd.

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
ff.

Letter Agreement dated August 30, 2023, by and between the Company and Mario Gallione. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed August 31, 2023. (File No. 1-3083).

gg.

Form of Genesco Inc. Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)cc to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024. (File No. 1-3083).

hh.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
ii.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
jj.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
kk.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
ll.

Terms and Conditions to Trademark License Agreement dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)bb to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

mm.

Schedule to Trademark License Agreement (Levi’s® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)cc to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

nn.

Schedule to Trademark License Agreement (Dockers® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)dd to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

oo.

Amendment No. 1 to Trademark License Agreement, dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)ee to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

(19)		Insider Trading Policy
(21)		Subsidiaries of the Company
(23)		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm included on page 89.
(24)		Power of Attorney
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97)

Genesco Inc. Amended and Restated Compensation Recoupment Policy, dated as of October 26, 2023. Incorporated by reference to Exhibit (97) to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024. (File No. 1-3083).

101

The following materials from Genesco Inc.'s Annual Form on Form 10-K for the year ended February 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 1, 2025 and February 3, 2024, (ii) Consolidated Statements of Operations for each of the three fiscal years ended 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for each of the three fiscal years ended 2025, 2024 and 2023, (v) Consolidated Statements of Equity for each of the three fiscal years ended 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits (10)e through (10)u and (10)x through (10)ff are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

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

(5) Registration statement (Form S-8 No. 333-160339) of Genesco Inc.,

(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.,

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc.,

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc.,

(9) Registration statement (Form S-8 No. 333-274394) of Genesco Inc., and

(10) Registration statement (Form S-8 No. 333-282063) of Genesco Inc.

of our reports dated March 26, 2025, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended February 1, 2025, and the financial statement schedule of Genesco Inc. and Subsidiaries included herein.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 26, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Cassandra E. Harris
Cassandra E. Harris
Senior Vice President – Finance and
Chief Financial Officer

Date: March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of February, 2025.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer
Mimi Eckel Vaughn	(Principal Executive Officer)

/s/Cassandra E. Harris	Senior Vice President – Finance and
Cassandra E. Harris	Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew Bilunas*	Mary Meixelsperger*

Carolyn Bojanowski *	Gregory A. Sandfort*

John F. Lambros.*	Mimi E. Vaughn*

Thurgood Marshall, Jr.*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

February 1, 2025

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended February 1, 2025

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,266	$124	$(1,868)	$2,522
Markdown Allowance (1)	$6,229	$2,945	$(1,496)	$7,678

Year Ended February 3, 2024

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,710	$662	$(106)	$4,266
Markdown Allowance (1)	$6,018	$3,818	$(3,607)	$6,229

Year Ended January 28, 2023

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,656	$(78)	$(868)	$3,710
Markdown Allowance (1)	$3,159	$4,275	$(1,416)	$6,018

(1)
Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.