Form 10-Q
period 2025-05-03
GENESCO INC
filed 2025-06-12
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 3, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of May 30, 2025, there were 10,778,805 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, the imposition of tariffs on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; our ability to obtain from suppliers products that are in demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including shipping disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war, the conflict in Israel and the surrounding areas and other sources of market weakness in the U.K. and the Republic of Ireland; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressure in the U.S. and the U.K.; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; store closures and effects on the business as a result of civil disturbances; risks related to public health and safety events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; the timing and amount of any share repurchases by us; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Part II, Item 1A, "Risk Factors".

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Part I, Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 which should be read in conjunction with the risk factors in Part II, Item 1A and the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	May 3, 2025	February 1, 2025	May 4, 2024
Current Assets:
Cash and cash equivalents	$21,748	$34,007	$19,247
Accounts receivable, net of allowances of $2,841 at May 3, 2025,
$2,522 at February 1, 2025 and $2,545 at May 4, 2024	52,815	48,865	50,119
Inventories	450,829	425,224	392,671
Prepaids and other current assets	107,922	100,660	46,003
Total current assets	633,314	608,756	508,040
Property and equipment, net	236,909	228,022	233,601
Operating lease right of use assets	472,091	438,273	420,133
Non-current prepaid income taxes	—	—	57,441
Goodwill	9,319	8,863	9,417
Other intangibles	27,538	26,059	26,914
Deferred income taxes	389	389	26,119
Other noncurrent assets	25,031	25,174	25,752
Total Assets	1,404,591	1,335,536	1,307,417
Liabilities and Equity
Current Liabilities:
Accounts payable	122,166	168,077	108,847
Current portion - long-term debt	7,299	—	—
Current portion - operating lease liabilities	126,954	124,010	125,450
Other accrued liabilities	74,504	87,695	73,888
Total current liabilities	330,923	379,782	308,185
Long-term debt	113,733	—	59,444
Long-term operating lease liabilities	389,384	361,079	345,670
Other long-term liabilities	48,319	47,705	45,665
Total liabilities	882,359	788,566	758,964
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	835	835	812
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,268	11,773	12,122
Additional paid-in capital	334,651	331,756	322,288
Retained earnings	232,035	265,887	271,647
Accumulated other comprehensive loss	(38,700)	(45,424)	(40,559)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	522,232	546,970	548,453
Total Liabilities and Equity	$1,404,591	$1,335,536	$1,307,417

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net sales	$473,973	$457,597
Cost of sales	252,792	241,316
Gross margin	221,181	216,281
Selling and administrative expenses	249,035	247,831
Asset impairments and other, net	291	578
Operating loss	(28,145)	(32,128)
Other components of net periodic benefit cost	180	109
Interest expense, net	1,339	890
Loss from continuing operations before income taxes	(29,664)	(33,127)
Income tax benefit	(8,452)	(8,839)
Loss from continuing operations	(21,212)	(24,288)
Loss from discontinued operations, net of tax	(15)	(59)
Net Loss	$(21,227)	$(24,347)

Basic loss per common share:
Continuing operations	$(2.02)	$(2.22)
Discontinued operations	0.00	(0.01)
Net loss	$(2.02)	$(2.23)

Diluted loss per common share:
Continuing operations	$(2.02)	$(2.22)
Discontinued operations	0.00	(0.01)
Net loss	$(2.02)	$(2.23)

Weighted average shares outstanding:
Basic	10,495	10,930
Diluted	10,495	10,930

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net loss	$(21,227)	$(24,347)
Other comprehensive income (loss):
Postretirement liability adjustments	109	38
Foreign currency translation adjustments	6,615	(973)
Total other comprehensive income (loss)	6,724	(935)
Comprehensive Loss	$(14,503)	$(25,282)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	May 3, 2025	May 4, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,227)	$(24,347)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,393	13,237
Deferred income taxes	172	399
Impairment of long-lived assets	34	244
Share-based compensation expense	2,994	3,307
Other	359	72
Changes in working capital and other assets and liabilities:
Accounts receivable	(3,629)	3,573
Inventories	(20,206)	(14,466)
Prepaids and other current assets	(6,682)	(6,415)
Accounts payable	(47,531)	(5,816)
Other accrued liabilities	(15,186)	(2,158)
Other assets and liabilities	(3,527)	(1,374)
Net cash used in operating activities	(101,036)	(33,744)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,898)	(6,377)
Net cash used in investing activities	(18,898)	(6,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	188,805	83,374
Payments on revolving credit facility	(68,184)	(58,573)
Shares repurchased related to share repurchase plan	(12,566)	—
Shares repurchased related to taxes for share-based awards	(664)	(773)
Change in overdraft balances	(62)	214
Net cash provided by financing activities	107,329	24,242
Effect of foreign exchange rate fluctuations on cash	346	(29)
Net decrease in cash	(12,259)	(15,908)
Cash at beginning of period	34,007	35,155
Cash at end of period	$21,748	$19,247
Supplemental information:
Interest paid	$736	$761
Income taxes paid	385	1,116

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	$812	$12,122	$322,288	$271,647	$(40,559)	$(17,857)	$548,453

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970
Net loss	—	—	—	(21,227)	—	—	(21,227)
Other comprehensive income	—	—	—	—	6,724	—	6,724
Share-based compensation expense	—	—	2,994	—	—	—	2,994
Restricted stock issuance	—	141	(141)	—	—	—	—
Restricted shares withheld for taxes	—	(36)	36	(664)	—	—	(664)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Other	—	(5)	6	—	—	—	1
Balance May 3, 2025	$835	$11,268	$334,651	$232,035	$(38,700)	$(17,857)	$522,232

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2025, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 26, 2025. The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 31, 2026 ("Fiscal 2026") and of the fiscal year ended February 1, 2025 ("Fiscal 2025"), both of which are 52-week years. All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of February 1, 2025 has been derived from the audited financial statements at that date.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and nashvilleshoewarehouse.com as well as catalogs. We also source, design, market and distribute footwear and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand and other brands that we license for footwear. At May 3, 2025, we operated 1,256 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended May 3, 2025 and May 4, 2024, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Levi's brands, as well as other brands we license for footwear.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.7 million and $2.4 million for the first quarters of Fiscal 2026 and Fiscal 2025, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $73.4 million and $75.5 million for the first quarters of Fiscal 2026 and Fiscal 2025, respectively.

Advertising Costs

Advertising costs were $24.2 million and $23.7 million for the first quarters of Fiscal 2026 and Fiscal 2025, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.6 million and $1.9 million for the first quarters of Fiscal 2026 and Fiscal 2025, respectively. During the first three months of each of Fiscal 2026 and Fiscal 2025, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of May 3, 2025, there were no other new pronouncements or interpretations, other than those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 1, 2025, that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 1, 2025	$8,863
Effect of foreign currency exchange rates	456
Balance, May 3, 2025	$9,319

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	May 3, 2025	Feb. 1, 2025	May 3, 2025	Feb. 1, 2025	May 3, 2025	Feb. 1, 2025	May 3, 2025	Feb. 1, 2025
Gross other intangibles	$25,460	$23,839	$6,566	$6,471	$400	$400	$32,426	$30,710
Accumulated amortization	—	—	(4,488)	(4,251)	(400)	(400)	(4,888)	(4,651)
Net Other Intangibles	$25,460	$23,839	$2,078	$2,220	$—	$—	$27,538	$26,059

Note 3

Inventories

(In thousands)	May 3, 2025	February 1, 2025
Wholesale finished goods	$65,944	$82,784
Retail merchandise	384,885	342,440
Total Inventories	$450,829	$425,224

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at May 3, 2025 and February 1, 2025 are:

(In thousands)	May 3, 2025		February 1, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$113,733	$113,884	$—	$—
U.K. Revolver Borrowings	7,299	7,314	—	—
Total Long-Term Debt	$121,032	$121,198	$—	$—

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We had $7.3 million of debt classified as current portion as of May 3, 2025 and no debt classified as current portion as of February 1, 2025.

As of May 3, 2025, we had $0.5 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of May 3, 2025, we had $6.4 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of May 3, 2025 included (i) $111.2 million U.S. revolver borrowings and (ii) $2.5 million (C$3.5 million) related to GCO Canada ULC. In addition, we had revolver borrowings outstanding by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") of $7.3 million (£5.5 million) as of May 3, 2025. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of May 3, 2025. Excess availability under the Credit Facility was $189.9 million at May 3, 2025.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	May 3, 2025	May 4, 2024
Weighted-average number of shares - basic	10,495	10,930
Common stock equivalents	-	-
Weighted-average number of shares - diluted	10,495	10,930

Common stock equivalents of 0.2 million shares are excluded for each of the three months ended May 3, 2025 and May 4, 2024 due to the loss from continuing operations in both periods.

We repurchased 604,531 shares of our common stock during the first quarter of Fiscal 2026 at a cost of $12.6 million, or an average of $20.79 per share. We have $29.8 million remaining as of May 3, 2025 under our expanded share repurchase authorization announced in June 2023. We did not repurchase any shares of our common stock during the first quarter of Fiscal 2025. During the second quarter of Fiscal 2026, through June 11, 2025, we have not repurchased any shares of our common stock.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.1 million as of May 3, 2025, $2.1 million as of February 1, 2025 and $2.0 million as of May 4, 2024. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first quarter of Fiscal 2026 or Fiscal 2025. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information

Three Months Ended May 3, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$272,634	$95,915	$76,839	$28,585	$—	$473,973
Intercompany sales elimination	—	—	—	—	—	—
Net sales to external customers(1)	272,634	95,915	76,839	28,585	—	473,973
Cost of sales	139,515	57,738	35,702	19,837	—	252,792
Gross margin	133,119	38,177	41,137	8,748	—	221,181
Selling and administrative expenses	148,402	44,308	40,637	8,050	7,638	249,035
Segment operating income (loss)	(15,283)	(6,131)	500	698	(7,638)	(27,854)
Asset impairments and other(2)	—	—	—	—	291	291
Operating income (loss)	(15,283)	(6,131)	500	698	(7,929)	(28,145)
Other components of net periodic benefit cost	—	—	—	—	180	180
Interest expense, net	—	—	—	—	1,339	1,339
Earnings (loss) from continuing operations before income taxes	$(15,283)	$(6,131)	$500	$698	$(9,448)	$(29,664)
Total assets (3)	$721,610	$224,530	$184,944	$66,269	$207,238	$1,404,591
Depreciation and amortization	8,249	1,924	1,788	342	1,090	13,393
Capital expenditures	10,405	3,629	4,641	76	147	18,898

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales in the first quarter of Fiscal 2026.

(2) Asset impairments and other includes a $0.3 million charge for severance.

(3) Of our $709.0 million of long-lived assets, $99.1 million and $14.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended May 4, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$259,445	$92,349	$79,207	$24,599	$—	$455,600
Intercompany sales elimination(1)	—	—	—	1,997	—	1,997
Net sales to external customers(2)	259,445	92,349	79,207	26,596	—	457,597
Cost of sales	131,801	54,169	36,613	18,733	—	241,316
Gross margin	127,644	38,180	42,594	7,863	—	216,281
Selling and administrative expenses	146,466	44,076	40,239	8,849	8,201	247,831
Segment operating income (loss)	(18,822)	(5,896)	2,355	(986)	(8,201)	(31,550)
Asset impairments and other (3)	—	—	—	—	578	578
Operating income (loss)	(18,822)	(5,896)	2,355	(986)	(8,779)	(32,128)
Other components of net periodic benefit cost	—	—	—	—	109	109
Interest expense, net	—	—	—	—	890	890
Earnings (loss) from continuing operations before income taxes	$(18,822)	$(5,896)	$2,355	$(986)	$(9,778)	$(33,127)
Total assets (4)	$653,489	$209,372	$153,890	$54,716	$235,950	$1,307,417
Depreciation and amortization	8,612	1,869	1,382	314	1,060	13,237
Capital expenditures	3,491	733	1,715	231	207	6,377

(1) Intercompany sales for the first three months of Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales for the first quarter of Fiscal 2025.

(3) Asset impairments and other includes a $0.3 million charge for asset impairments in Journeys Group and $0.3 million for severance.

(4) Of our $653.7 million of long-lived assets, $90.0 million and $11.9 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales increased 3.6% to $474.0 million in the first quarter of Fiscal 2026 compared to $457.6 million in the first quarter of Fiscal 2025. The net sales increase compared to last year's first quarter reflects a 5% increase in comparable sales, including a 7% increase in e-commerce comparable sales and a 5% increase in same store sales, and increased wholesale sales, partially offset by the impact of net store closings. The Journeys Group business had a strong first quarter of Fiscal 2026 with comparable sales up 8%, fueled by strength in their product assortment. Schuh Group is benefiting from work on product elevation and improved access to top brands which contributed to their comparable sales increase of 1% in the first quarter of Fiscal 2026. The consumer continues to be very selective in their purchases in both the U.S and the U.K., with a willingness to shop when there is a reason, and retreat when there is not. Johnston & Murphy Group comparable sales were down 2% in the first quarter of Fiscal 2026 but there was growth in conversion rates and transaction size, demonstrating a positive consumer response to new product at Johnston & Murphy. By segment, Journeys Group sales increased 5%, Schuh Group sales increased 4% and Genesco Brands Group sales increased 7%, while Johnston & Murphy Group sales decreased 3% in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025. Schuh Group's sales increased 1% on a local currency basis for the first quarter of Fiscal 2026.

Gross margin increased 2.3% to $221.2 million in the first quarter of Fiscal 2026 from $216.3 million in the first quarter of Fiscal 2025, but decreased as a percentage of net sales from 47.3% in the first quarter of Fiscal 2025 to 46.7% in the first quarter of Fiscal 2026 reflecting decreased gross margin as a percentage of net sales in all business units except Genesco Brands Group. The overall decrease in gross margin as a percentage of net sales is due primarily to changes in brand mix at Journeys Group and Schuh Group and promotional activity at Schuh Group.

Selling and administrative expenses in the first quarter of Fiscal 2026 increased 0.5% to $249.0 million from $247.8 million compared to the first quarter of Fiscal 2025, but decreased 170 basis points as a percentage of net sales in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 from 54.2% to 52.5%. The decrease as a percentage of net sales reflects decreased occupancy and performance-based compensation expenses as well as other cost savings initiatives. By segment, selling and administrative expenses decreased as a percentage of net sales in all business units except Johnston & Murphy Group.

Operating margin was (5.9)% in the first quarter of Fiscal 2026 compared to (7.0)% in the first quarter of Fiscal 2025 reflecting improved operating margin at Journeys Group and Genesco Brands Group, partially offset by decreased operating margin at Johnston & Murphy Group, while Schuh Group remained flat. The overall improvement in operating margin for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 primarily reflects decreased expenses as a percentage of net sales, partially offset by decreased gross margin as a percentage of net sales.

The loss from continuing operations before income taxes (“pretax loss”) for the first quarter of Fiscal 2026 was $29.7 million compared to a pretax loss of $33.1 million for the first quarter of Fiscal 2025. The pretax loss for the first quarter of Fiscal 2026 included asset impairment and other charges of $0.3 million for severance and asset impairments. The pretax loss for the first quarter of Fiscal 2025 included a $1.6 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $0.6 million for severance and asset impairments.

We had an effective income tax rate of 28.5% and 26.7% in the first quarter of Fiscal 2026 and Fiscal 2025, respectively. The higher effective tax rate in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 reflects the impact of fewer unfavorable discrete items related to restricted stock vesting and penalties and interest related to income taxes.

The net loss in the first quarter of Fiscal 2026 was $21.2 million, or $2.02 diluted loss per share, compared to a net loss of $24.3 million, or $2.23 diluted loss per share, in the first quarter of Fiscal 2025.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There have been no significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2025.

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

Comparable Sales

We consider comparable sales to be an important indicator of our current performance, and investors may find it useful as such. Comparable sales results are important to achieve leveraging of our costs, including occupancy, selling salaries, depreciation and other costs. Comparable sales also have a direct impact on our total net revenue, working capital and cash. We define "comparable sales" as sales from stores open longer than one year, beginning with the first day a store has comparable sales (which we refer to as "same store sales"), and sales from websites operated longer than one year and direct mail catalog sales (which we refer to in this report as "comparable e-commerce sales"). Temporarily closed stores are excluded from the comparable sales calculation if closed for more than seven days. Expanded stores are excluded from the comparable sales calculation until the first day an expanded store has comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year comparable sales to achieve a consistent basis for comparison.

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

Results of Operations – First Quarter of Fiscal 2026 Compared to First Quarter of Fiscal 2025

Journeys Group

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change
	(dollars in thousands)
Net sales	$272,634	$259,445	5.1%
Cost of sales	139,515	131,801
Gross margin	133,119	127,644	4.3%
% of sales	48.8%	49.2%
Selling and administrative expenses	148,402	146,466	1.3%
% of sales	54.4%	56.5%
Operating loss	$(15,283)	$(18,822)	18.8%
Operating margin	(5.6)%	(7.3)%

Net sales from Journeys Group increased 5.1% to $272.6 million in the first quarter of Fiscal 2026, compared to $259.4 million in the first quarter of Fiscal 2025. The net sales increase compared to Fiscal 2025's first quarter reflects an 8% increase in comparable sales, with increases in both stores and e-commerce channels, partially offset by a 6% decrease in the average number of stores in the first quarter of Fiscal 2026. We believe our Journeys Group consumer is more interested in a broader range of brands they are buying and more diversified in the styles they are wearing. The increased comparable sales in the first quarter of Fiscal 2026 was fueled by strength in Journeys Group's product assortment with athletic posting strong gains. Journeys Group drove strong gains in conversion and transaction size, which more than offset the softer traffic as consumers have shown a willingness to shop when there is a reason, and retreat when there is not.

We closed 19 Journeys Group stores and opened two stores in the first quarter of Fiscal 2026. Journeys Group operated 989 stores at the end of the first quarter of Fiscal 2026, including 203 Journeys Kidz stores in the United States, 34 Journeys stores in Canada and 29 Little Burgundy stores in Canada, compared to 1,047 stores at the end of the first quarter of Fiscal 2025, including 221 Journeys Kidz stores in the United States, 39 Journeys stores in Canada and 31 Little Burgundy stores in Canada.

The 170 basis point improvement in operating margin for Journeys Group for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 was due to decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expense as a result of increased revenue in the first quarter of Fiscal 2026, especially occupancy, freight and depreciation expenses, partially offset by higher selling expenses to drive growth. This was partially offset by decreased gross margin as a percentage of net sales reflecting decreased initial margins as a result of changes in brand mix. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change
	(dollars in thousands)
Net sales	$95,915	$92,349	3.9%
Cost of sales	57,738	54,169
Gross margin	38,177	38,180	(0.0)%
% of sales	39.8%	41.3%
Selling and administrative expenses	44,308	44,076	0.5%
% of sales	46.2%	47.7%
Operating loss	$(6,131)	$(5,896)	(4.0)%
Operating margin	(6.4)%	(6.4)%

Net sales from Schuh Group increased 3.9% to $95.9 million in the first quarter of Fiscal 2026 compared to $92.3 million in the first quarter of Fiscal 2025. Net sales for the first quarter of Fiscal 2026 includes a 1% increase in comparable sales, reflecting increased e-commerce comparable sales and includes a favorable impact of $2.3 million due to changes in foreign exchange rates, partially offset by decreased same store sales. Schuh is benefiting from their work on product elevation and improved access to top brands but continues to contend with a challenging U.K. macro environment in the first quarter of Fiscal 2026 and the consumer continued to be selective in their purchases. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the first quarter of Fiscal 2026. Schuh Group's sales increased 1% on a local currency basis for the first quarter of Fiscal 2026. Schuh Group operated 121 stores at the end of the first quarter of Fiscal 2026, compared to 122 stores at the end of the first quarter of Fiscal 2025.

Operating margin remained flat for Schuh Group for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025. The 150 basis point decrease in selling and administrative expenses as a percentage of net sales, reflecting decreased marketing, compensation and performance-based compensation expenses, partially offset by increased occupancy expense, was offset by a 150 basis point decrease in gross margin as a percentage of net sales. The gross margin decrease as a percentage of net sales reflected lower initial margins as a result of changes in brand mix and increased promotional activity, partially offset by decreased shipping and warehouse expenses.

Johnston & Murphy Group

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change
	(dollars in thousands)
Net sales	$76,839	$79,207	(3.0)%
Cost of sales	35,702	36,613
Gross margin	41,137	42,594	(3.4)%
% of sales	53.5%	53.8%
Selling and administrative expenses	40,637	40,239	1.0%
% of sales	52.9%	50.8%
Operating income	$500	$2,355	(78.8)%
Operating margin	0.7%	3.0%

Johnston & Murphy Group net sales decreased 3.0% to $76.8 million for the first quarter of Fiscal 2026 from $79.2 million for the first quarter of Fiscal 2025, primarily due to a 2% decrease in comparable sales, reflecting decreased store sales, and a 4% decrease in the average number of stores in the first quarter of Fiscal 2026, partially offset by increased wholesale sales. Even with a decrease in comparable sales for the first quarter of Fiscal 2026, we saw growth in Johnston & Murphy Group's store conversion and transaction size which is a positive consumer response to their assortment, especially for new product. Retail operations accounted for 72.8% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2026, down from 74.0% in the first quarter of Fiscal 2025. The store count for Johnston & Murphy Group's retail operations at the end of the first quarter of Fiscal 2026 was 146 shops and factory stores compared to 152 shops and factory stores, including five stores in Canada, at the end of the first quarter of Fiscal 2025. Johnston & Murphy Group closed its five Canadian stores at the end of Fiscal 2025.

The 230 basis point decrease in operating margin for Johnston & Murphy Group for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 reflects increased selling and administrative expenses as a percentage of net sales for the first quarter of Fiscal 2026 primarily due to the deleverage of expenses, especially marketing, depreciation and compensation expenses as a result of decreased revenue in the first quarter of Fiscal 2026, partially offset by decreased performance-based compensation expense. The decrease in operating margin also reflects a decrease in gross margin as a percentage of net sales for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 primarily due a lower mix of direct-to-consumer sales volume as well as higher retail markdowns and an increase in shipping and warehouse expense, partially offset by improved initial margins.

Genesco Brands Group

	Three Months Ended
	May 3, 2025	May 4, 2024	% Change
	(dollars in thousands)
Net sales	$28,585	$26,596	7.5%
Cost of sales	19,837	18,733
Gross margin	8,748	7,863	11.3%
% of sales	30.6%	29.6%
Selling and administrative expenses	8,050	8,849	(9.0)%
% of sales	28.2%	33.3%
Operating income (loss)	$698	$(986)	NM
Operating margin	2.4%	(3.7)%

Genesco Brands Group's net sales increased 7.5% to $28.6 million for the first quarter of Fiscal 2026 from $26.6 million for the first quarter of Fiscal 2025 primarily due to increased sales of Levi's footwear, partially offset by decreased sales in Dockers footwear and other licenses.

The 610 basis point improvement in operating margin for Genesco Brands Group for the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025 was primarily due to decreased selling and administrative expenses as a percentage of net sales in the first quarter of Fiscal 2026 reflecting leverage of expenses as a result of increased revenue in the first quarter of Fiscal 2026, as well as lower performance-based compensation expense. Gross margin increased as a percentage of net sales which also contributed to the operating margin improvement, reflecting a $1.6 million inventory provision in gross margin for a distribution model transition in the first quarter of Fiscal 2025.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2026 was $7.9 million compared to $8.8 million for the first quarter of Fiscal 2025. Corporate expense in the first quarter of Fiscal 2026 and Fiscal 2025 included asset impairment and other charges of $0.3 million and $0.6 million, respectively, for asset impairments and severance. The corporate expense decrease, excluding asset impairment and other charges, reflects decreased professional fees and performance-based compensation expense in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025.

Net interest expense increased 50.4% to $1.3 million in the first quarter of Fiscal 2026 compared to $0.9 million in the first quarter of Fiscal 2025 primarily reflecting increased average borrowings in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	May 3, 2025	May 4, 2024	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(101,036)	$(33,744)	$(67,292)
Net cash used in investing activities	(18,898)	(6,377)	(12,521)
Net cash provided by financing activities	107,329	24,242	83,087
Effect of foreign exchange rate fluctuations on cash	346	(29)	375
Net decrease in cash	$(12,259)	$(15,908)	$3,649

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $67.3 million higher in the first three months of Fiscal 2026 compared to the first three months of Fiscal 2025, reflecting primarily the following factors:

•
a $41.7 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first three months of Fiscal 2026 as well as changes in timing of rent payments in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025;
•
a $13.0 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting a higher payment of Fiscal 2025 performance-based compensation accruals in the first quarter of Fiscal 2026 compared to the first quarter of Fiscal 2025; and
•
a $7.2 million decrease in cash flow from changes in accounts receivable, primarily reflecting increased wholesale sales.

Cash used in investing activities was $12.5 million higher for the first three months of Fiscal 2026 as compared to the first three months of Fiscal 2025 reflecting increased capital expenditures primarily related to investments in retail stores.

Cash provided by financing activities was $83.1 million higher in the first three months of Fiscal 2026 as compared to the first three months of Fiscal 2025 reflecting increased net borrowings, partially offset by increased share repurchases in Fiscal 2026 compared to the same period in Fiscal 2025.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2025.

As of May 3, 2025, we have borrowed $111.2 million U.S. revolver borrowings, $2.5 million (C$3.5 million) related to GCO Canada ULC and $7.3 million (£5.5 million) related to Schuh revolver borrowings. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of May 3, 2025.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2026 and the foreseeable future.

On January 17, 2025, we executed Form 870 with the Internal Revenue Service ("IRS") exam team and began the process of completing the separate Joint Committee on Taxation ("JCT") review of our outstanding U.S. Federal tax refund claim for the Fiscal 2014 to Fiscal 2021 tax periods. As of February 1, 2025, we estimated the refund outstanding to be $59.3 million including interest. The balance outstanding has increased to $60.0 million as of May 3, 2025 as a result of additional accrued interest. During the first quarter of Fiscal 2026, the JCT finalized their review with no changes to the claim and the IRS began the process of issuing the refund. We have received $58.3 million of the refund during the second quarter of Fiscal 2026. We expect to receive the remaining balance in the second quarter this year as well. As such, the $60.0 million receivable is classified as prepaids and other current assets on the Consolidated Balance Sheets as of May 3, 2025.

Contractual Obligations

Our contractual obligations at May 3, 2025 increased 29% compared to February 1, 2025, primarily due to increased long-term debt and lease obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2026 are expected to be approximately $50-$65 million of which approximately 70% is for new stores and renovations and 30% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 604,531 shares of our common stock during the first quarter of Fiscal 2026 at a cost of $12.6 million, or an average of $20.79 per share. We have $29.8 million remaining as of May 3, 2025 under our expanded share repurchase authorization announced in June 2023. We did not repurchase any shares of our common stock during the first quarter of Fiscal 2025. During the second quarter of Fiscal 2026, through June 11, 2025, we have not repurchased any shares of our common stock.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2026 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There have been no material changes to our exposure to market risks from those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

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

Based on their evaluation as of May 3, 2025, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 7, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Cautionary Notice Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2025, except as set forth below.

You should carefully consider these risk factors, all or any of which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Government actions and regulations, including tariffs, export restrictions and other trade protection measures, may have a material adverse impact on our business.

The Company’s business is subject to risks related to tariffs and other trade policies put in place by the U.S. and/or other countries since most of the goods we sell are imported from outside the U.S. The goods sold through our retail businesses (approximately 80% of our sales) are sourced by our vendor partners and we directly source the goods sold by our branded businesses (approximately 20% of our sales). Over the past several years, we have worked to diversify our direct sourcing with a focus on reducing exposure to China and we have previously identified tariff and trade policy as a risk factor. In 2025, the U.S. government announced the imposition of additional tariffs on certain goods imported from numerous countries, including China. Multiple nations, including China, responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates and other potential actions that may be taken by the U.S. government and foreign governments (including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions) may materially increase our costs and reduce our margins. These actions may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory actions by other countries. We are currently taking actions to mitigate this cost pressure, including accelerating, increasing or canceling inventory, further diversifying suppliers and re-sourcing to countries with lower tariffs, working with longstanding factory partners to reduce costs, identifying further cost reductions across our business and planning for strategic price increases. However, there can be no assurance that we will be able to implement any strategies in a timely fashion, that these measures will be successful, or that they will offset the negative impact of the tariffs and other government actions on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2025
2-2-25 to 3-1-25(1)	—	$—	—	$42,321
2-2-25 to 3-1-25(2)	762	$40.42

March 2025
3-2-25 to 3-29-25(1)	469,325	$21.31	469,325	$32,321

April 2025
3-30-25 to 5-3-25 (1)	135,206	$18.98	135,206	$29,755
3-30-25 to 5-3-25 (2)	34,833	$18.18	—
Total	640,126	$20.67	604,531	$29,755

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by the Board of Directors and announced in February 2022, and in June 2023, the Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The repurchase program may be limited, temporarily paused, or terminated at any time without prior notice.

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 5. Other Information

Insider Trading Arrangements

During the first quarter of Fiscal 2026, no director or officer (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

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

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 3, 2025, February 1, 2025 and May 4, 2024, (ii) Condensed Consolidated Statements of Operations for each of the three months ended May 3, 2025 and May 4, 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss for each of the three months ended May 3, 2025 and May 4, 2024, (iv) Condensed Consolidated Statements of Cash Flows for each of the three months ended May 3, 2025 and May 4, 2024, (v) Condensed Consolidated Statements of Equity for each of the three months ended May 3, 2025 and May 4, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: June 12, 2025