Form 10-Q
period 2025-08-02
GENESCO INC
filed 2025-09-11
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 2, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 29, 2025, there were 10,795,425 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, the imposition of tariffs (including the timing and amount thereof) on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the timing and amount of any share repurchases by us; our ability to obtain from suppliers products that are in demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including shipping disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; our ability to renew our license agreements; impacts of the Russia-Ukraine war, the conflict in Israel and the surrounding areas; market weakness in the locations in which we operate; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressures; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; the establishment and protection of our intellectual property; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; store closures and effects on the business as a result of civil disturbances; risks related to public health and safety events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; the timing and amount of any share repurchases by us; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; changes in tax laws and tax rates and our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems, and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	August 2, 2025	February 1, 2025	August 3, 2024
Current Assets:
Cash and cash equivalents	$40,989	$34,007	$45,855
Accounts receivable, net of allowances of $2,745 at August 2, 2025,
$2,522 at February 1, 2025 and $2,409 at August 3, 2024	54,322	48,865	57,497
Inventories	501,008	425,224	450,187
Prepaids and other current assets	49,572	100,660	53,181
Total current assets	645,891	608,756	606,720
Property and equipment, net	238,626	228,022	229,116
Operating lease right of use assets	475,221	438,273	402,715
Non-current prepaid income taxes	—	—	58,051
Goodwill	9,336	8,863	9,284
Other intangibles	27,408	26,059	27,162
Deferred income taxes	389	389	25,287
Other noncurrent assets	25,054	25,174	25,416
Total Assets	1,421,925	1,335,536	1,383,751
Liabilities and Equity
Current Liabilities:
Accounts payable	193,016	168,077	187,439
Current portion - long-term debt	13,275	—	—
Current portion - operating lease liabilities	123,106	124,010	122,527
Other accrued liabilities	84,958	87,695	85,697
Total current liabilities	414,355	379,782	395,663
Long-term debt	57,677	—	77,839
Long-term operating lease liabilities	395,186	361,079	329,773
Other long-term liabilities	48,335	47,705	47,854
Total liabilities	915,553	788,566	851,129
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	835	835	812
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,285	11,773	11,707
Additional paid-in capital	337,552	331,756	325,775
Retained earnings	212,977	265,887	251,351
Accumulated other comprehensive loss	(38,420)	(45,424)	(39,166)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	506,372	546,970	532,622
Total Liabilities and Equity	$1,421,925	$1,335,536	$1,383,751

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$545,965	$525,188	$1,019,938	$982,785
Cost of sales	296,016	279,549	548,808	520,865
Gross margin	249,949	245,639	471,130	461,920
Selling and administrative expenses	264,265	255,135	513,300	502,966
Asset impairments and other, net	124	778	415	1,356
Operating loss	(14,440)	(10,274)	(42,585)	(42,402)
Other components of net periodic benefit cost	148	86	328	195
Interest expense, net	1,459	1,345	2,798	2,235
Loss from continuing operations before income taxes	(16,047)	(11,705)	(45,711)	(44,832)
Income tax expense (benefit)	2,409	(1,776)	(6,043)	(10,615)
Loss from continuing operations	(18,456)	(9,929)	(39,668)	(34,217)
Loss from discontinued operations, net of tax	(15)	(63)	(30)	(122)
Net Loss	$(18,471)	$(9,992)	$(39,698)	$(34,339)

Basic loss per common share:
Continuing operations	$(1.79)	$(0.91)	$(3.82)	$(3.13)
Discontinued operations	0.00	0.00	0.00	(0.01)
Net loss	$(1.79)	$(0.91)	$(3.82)	$(3.14)

Diluted loss per common share:
Continuing operations	$(1.79)	$(0.91)	$(3.82)	$(3.13)
Discontinued operations	0.00	0.00	0.00	(0.01)
Net loss	$(1.79)	$(0.91)	$(3.82)	$(3.14)

Weighted average shares outstanding:
Basic	10,294	10,942	10,394	10,936
Diluted	10,294	10,942	10,394	10,936

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net loss	$(18,471)	$(9,992)	$(39,698)	$(34,339)
Other comprehensive income:
Postretirement liability adjustments	84	21	193	59
Foreign currency translation adjustments	196	1,372	6,811	399
Total other comprehensive income	280	1,393	7,004	458
Comprehensive Loss	$(18,191)	$(8,599)	$(32,694)	$(33,881)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	August 2, 2025	August 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,698)	$(34,339)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	26,867	26,406
Deferred income taxes	477	1,535
Impairment of long-lived assets	34	360
Share-based compensation expense	5,912	6,760
Other	700	204
Changes in working capital and other assets and liabilities:
Accounts receivable	(5,076)	(3,619)
Inventories	(70,146)	(70,873)
Prepaids and other current assets	51,719	(13,492)
Accounts payable	25,165	73,636
Other accrued liabilities	(5,461)	9,032
Other assets and liabilities	(5,186)	(1,639)
Net cash used in operating activities	(14,693)	(6,029)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,580)	(14,274)
Net cash used in investing activities	(33,580)	(14,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	251,276	197,610
Payments on revolving credit facility	(180,710)	(154,376)
Shares repurchased related to share repurchase plan	(12,566)	(9,349)
Shares repurchased related to taxes for share-based awards	(1,159)	(2,074)
Change in overdraft balances	(1,955)	(889)
Net cash provided by financing activities	54,886	30,922
Effect of foreign exchange rate fluctuations on cash	369	81
Net increase in cash	6,982	10,700
Cash at beginning of period	34,007	35,155
Cash at end of period	$40,989	$45,855
Supplemental information:
Interest paid	$2,517	$1,995
Income taxes paid (received)	(56,162)	1,581

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	812	12,122	322,288	271,647	(40,559)	(17,857)	548,453
Net loss	—	—	—	(9,992)	—	—	(9,992)
Other comprehensive income	—	—	—	—	1,393	—	1,393
Share-based compensation expense	—	—	3,453	—	—	—	3,453
Restricted stock issuance	—	37	(37)	—	—	—	—
Shares repurchased	—	(382)	—	(8,967)	—	—	(9,349)
Excise taxes related to repurchases of common stock	—	—	—	(35)	—	—	(35)
Restricted shares withheld for taxes	—	(49)	49	(1,301)	—	—	(1,301)
Other	—	(21)	22	(1)	—	—	—
Balance August 3, 2024	$812	$11,707	$325,775	$251,351	$(39,166)	$(17,857)	$532,622

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970
Net loss	—	—	—	(21,227)	—	—	(21,227)
Other comprehensive income	—	—	—	—	6,724	—	6,724
Share-based compensation expense	—	—	2,994	—	—	—	2,994
Restricted stock issuance	—	141	(141)	—	—	—	—
Restricted shares withheld for taxes	—	(36)	36	(664)	—	—	(664)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Other	—	(5)	6	—	—	—	1
Balance May 3, 2025	835	11,268	334,651	232,035	(38,700)	(17,857)	522,232
Net loss	—	—	—	(18,471)	—	—	(18,471)
Other comprehensive income	—	—	—	—	280	—	280
Share-based compensation expense	—	—	2,918	—	—	—	2,918
Restricted stock issuance	—	45	(45)	—	—	—	—
Excise taxes related to repurchases of common stock	—	—	—	(92)	—	—	(92)
Restricted shares withheld for taxes	—	(24)	24	(495)	—	—	(495)
Other	—	(4)	4	—	—	—	—
Balance August 2, 2025	$835	$11,285	$337,552	$212,977	$(38,420)	$(17,857)	$506,372

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and nashvilleshoewarehouse.com as well as catalogs. We also source, design, market and distribute footwear, apparel and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand and other brands that we license for footwear. At August 2, 2025, we operated 1,253 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended August 2, 2025 and August 3, 2024, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Levi's brands, as well as other brands we license for footwear. Our license with Levi's expires in the spring of 2026 and we are in the process of exiting that business during Fiscal 2026.

During the second quarter of Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. to design, source, market and distribute men's, women's and children's footwear under the Wrangler® brand ("Wrangler"). We expect to launch the first Wrangler footwear collection under the licensing agreement in the Fall of 2026.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.6 million for each of the second quarters of Fiscal 2026 and Fiscal 2025 and $5.3 million and $5.0 million for the first six months of Fiscal 2026 and Fiscal 2025, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $73.0 million and $73.5 million for the second quarters of Fiscal 2026 and Fiscal 2025, respectively, and $146.4 million and $149.0 million for the first six months of Fiscal 2026 and Fiscal 2025, respectively.

Advertising Costs

Advertising costs were $30.8 million and $27.7 million for the second quarters of Fiscal 2026 and Fiscal 2025, respectively, and $55.0 million and $51.4 million for the first six months of Fiscal 2026 and Fiscal 2025, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.6 million and $2.7 million for the second quarters of Fiscal 2026 and Fiscal 2025, respectively, and $7.2 million and $4.6 million for the first six months of

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Fiscal 2026 and Fiscal 2025, respectively. During the first six months of each of Fiscal 2026 and Fiscal 2025, our cooperative advertising reimbursements received were not in excess of the costs incurred.

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of August 2, 2025, there were no other new pronouncements or interpretations, other than those disclosed in the Annual Report on Form 10-K for the fiscal year ended February 1, 2025, that had or were expected to have a significant impact on our financial reporting.

Recent Tax Legislation

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act ("OBBBA"), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” we have recognized the effects of the OBBBA during the second quarter of Fiscal 2026 for the provisions currently enacted. For the fiscal year ending January 31, 2026, we anticipate a material decrease in our U.S. jurisdiction to both the current tax liability and the effective income tax rate as a result of the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the U.S. jurisdiction. Including the impact of the OBBBA tax law changes, we recorded an effective income tax rate of 13.2% in the first six months of Fiscal 2026 compared to an effective income tax rate of 28.5% in the first quarter of Fiscal 2026 before the enactment of the OBBBA. The reduction in the effective income tax rate for the first six months of Fiscal 2026 resulted in a (15.0%) effective income tax rate in the second quarter of Fiscal 2026 as we reversed a portion of the income tax benefit that was recorded in the first quarter of Fiscal 2026.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 1, 2025	$8,863
Effect of foreign currency exchange rates	473
Balance, August 2, 2025	$9,336

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	August 2, 2025	Feb. 1, 2025	August 2, 2025	Feb. 1, 2025	August 2, 2025	Feb. 1, 2025	August 2, 2025	Feb. 1, 2025
Gross other intangibles	$25,472	$23,839	$6,566	$6,471	$400	$400	$32,438	$30,710
Accumulated amortization	—	—	(4,630)	(4,251)	(400)	(400)	(5,030)	(4,651)
Net Other Intangibles	$25,472	$23,839	$1,936	$2,220	$—	$—	$27,408	$26,059

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Inventories

(In thousands)	August 2, 2025	February 1, 2025
Wholesale finished goods	$80,610	$82,784
Retail merchandise	420,398	342,440
Total Inventories	$501,008	$425,224

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at August 2, 2025 and February 1, 2025 are:

(In thousands)	August 2, 2025		February 1, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$57,677	$57,775	$—	$—
U.K. Revolver Borrowings	13,275	13,289	—	—
Total Long-Term Debt	$70,952	$71,064	$—	$—

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We had $13.3 million of debt classified as current portion as of August 2, 2025 and no debt classified as current portion as of February 1, 2025.

As of August 2, 2025, we had $6.7 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of August 2, 2025 included (i) $53.4 million U.S. revolver borrowings and (ii) $4.3 million (CAD $5.9 million) revolver borrowings related to GCO Canada ULC. In addition, we had revolver borrowings outstanding by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") of $13.3 million (£10.0 million) as of August 2, 2025. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of August 2, 2025. Excess availability under the Credit Facility was $268.6 million at August 2, 2025.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted-average number of shares - basic	10,294	10,942	10,394	10,936
Common stock equivalents	-	-	-	-
Weighted-average number of shares - diluted	10,294	10,942	10,394	10,936

Common stock equivalents of 0.1 million shares are excluded for each of the three months ended August 2, 2025 and August 3, 2024 and 0.2 million shares are excluded for each of the six months ended August 2, 2025 and August 3, 2024 due to the loss from continuing operations in all periods.

We did not repurchase any shares of our common stock during the second quarter of Fiscal 2026. We repurchased 604,531 shares of our common stock during the first six months of Fiscal 2026 at a cost of $12.6 million, or an average of $20.79 per share. As of August 2, 2025, we had $29.8 million remaining under our expanded share repurchase authorization announced in June 2023. We repurchased 381,711 shares of our common stock during the second quarter and first six months of Fiscal 2025 at a cost of $9.3 million, or an average of $24.49 per share. During the third quarter of Fiscal 2026, through September 11, 2025, we have not repurchased any shares of our common stock.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.0 million as of August 2, 2025, $2.1 million as of February 1, 2025 and $2.0 million as of August 3, 2024. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the second quarter of Fiscal 2026 or Fiscal 2025. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information

Three Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$318,189	$126,595	$68,789	$32,392	$—	$545,965
Intercompany sales elimination	—	—	—	—	—	—
Net sales to external customers(1)	318,189	126,595	68,789	32,392	—	545,965
Cost of sales	162,761	77,412	31,631	24,212	—	296,016
Gross margin	155,428	49,183	37,158	8,180	—	249,949
Selling and administrative expenses	160,427	49,194	38,940	7,527	8,177	264,265
Segment operating income (loss)	(4,999)	(11)	(1,782)	653	(8,177)	(14,316)
Asset impairments and other(2)	—	—	—	—	124	124
Operating income (loss)	(4,999)	(11)	(1,782)	653	(8,301)	(14,440)
Other components of net periodic benefit cost	—	—	—	—	148	148
Interest expense, net	—	—	—	—	1,459	1,459
Earnings (loss) from continuing operations before income taxes	$(4,999)	$(11)	$(1,782)	$653	$(9,908)	$(16,047)
Total assets (3)	$766,666	$220,416	$196,781	$69,603	$168,459	$1,421,925
Depreciation and amortization	8,334	2,129	1,692	346	973	13,474
Capital expenditures	7,697	2,345	4,367	64	209	14,682

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 77% and 23%, respectively, of our net sales in the second quarter of Fiscal 2026.

(2) Asset impairments and other includes a $0.1 million charge for severance.

(3) Of our $713.8 million of long-lived assets as of August 2, 2025, $95.3 million and $16.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Three Months Ended August 3, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$298,846	$124,561	$71,037	$30,755	$—	$525,199
Intercompany sales elimination	—	—	—	(11)	—	(11)
Net sales to external customers(1)	298,846	124,561	71,037	30,744	—	525,188
Cost of sales	153,617	72,131	33,769	20,032	—	279,549
Gross margin	145,229	52,430	37,268	10,712	—	245,639
Selling and administrative expenses	156,380	45,091	37,671	8,040	7,953	255,135
Segment operating income (loss)	(11,151)	7,339	(403)	2,672	(7,953)	(9,496)
Asset impairments and other (2)	—	—	—	—	778	778
Operating income (loss)	(11,151)	7,339	(403)	2,672	(8,731)	(10,274)
Other components of net periodic benefit cost	—	—	—	—	86	86
Interest expense, net	—	—	—	—	1,345	1,345
Earnings (loss) from continuing operations before income taxes	$(11,151)	$7,339	$(403)	$2,672	$(10,162)	$(11,705)
Total assets (3)	$668,528	$205,488	$157,936	$80,954	$270,845	$1,383,751
Depreciation and amortization	8,540	1,849	1,394	331	1,055	13,169
Capital expenditures	4,313	1,764	1,461	304	55	7,897

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 76% and 24%, respectively, of our net sales for the second quarter of Fiscal 2025.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group and $0.7 million for severance.

(3) Of our $631.8 million of long-lived assets as of August 3, 2024, $92.1 million and $11.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Six Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$590,823	$222,510	$145,628	$60,977	$—	$1,019,938
Intercompany sales elimination	—	—	—	—	—	—
Net sales to external customers(1)	590,823	222,510	145,628	60,977	—	1,019,938
Cost of sales	302,276	135,150	67,333	44,049	—	548,808
Gross margin	288,547	87,360	78,295	16,928	—	471,130
Selling and administrative expenses	308,829	93,502	79,577	15,577	15,815	513,300
Segment operating income (loss)	(20,282)	(6,142)	(1,282)	1,351	(15,815)	(42,170)
Asset impairments and other(2)	—	—	—	—	415	415
Operating income (loss)	(20,282)	(6,142)	(1,282)	1,351	(16,230)	(42,585)
Other components of net periodic benefit cost	—	—	—	—	328	328
Interest expense, net	—	—	—	—	2,798	2,798
Earnings (loss) from continuing operations before income taxes	$(20,282)	$(6,142)	$(1,282)	$1,351	$(19,356)	$(45,711)
Depreciation and amortization	$16,583	$4,053	$3,480	$688	$2,063	$26,867
Capital expenditures	18,102	5,974	9,008	140	356	33,580

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 78% and 22%, respectively, of our net sales for the first six months of Fiscal 2026.

(2) Asset impairments and other includes a $0.4 million charge for severance.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Six Months Ended August 3, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$558,291	$216,910	$150,244	$55,354	$—	$980,799
Intercompany sales elimination(1)	—	—	—	1,986	—	1,986
Net sales to external customers(2)	558,291	216,910	150,244	57,340	—	$982,785
Cost of sales	285,418	126,300	70,382	38,765	—	520,865
Gross margin	272,873	90,610	79,862	18,575	—	461,920
Selling and administrative expenses	302,846	89,167	77,910	16,889	16,154	502,966
Segment operating income (loss)	(29,973)	1,443	1,952	1,686	(16,154)	(41,046)
Asset impairments and other(3)	—	—	—	—	1,356	1,356
Operating income (loss)	(29,973)	1,443	1,952	1,686	(17,510)	(42,402)
Other components of net periodic benefit cost	—	—	—	—	195	195
Interest expense	—	—	—	—	2,235	2,235
Earnings (loss) from continuing operations before income taxes	$(29,973)	$1,443	$1,952	$1,686	$(19,940)	$(44,832)
Depreciation and amortization	$17,160	$3,718	$2,778	$645	$2,105	$26,406
Capital expenditures	7,804	2,497	3,176	535	262	14,274

(1) Intercompany sales for the first six months of Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the U.K., which includes the ROI, accounted for 78% and 22% respectively, of our net sales for the first six months of Fiscal 2025.

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

Summary of Results of Operations

Our net sales increased 4.0% to $546.0 million in the second quarter of Fiscal 2026 compared to $525.2 million in the second quarter of Fiscal 2025. The net sales increase compared to last year's second quarter reflects a 4% increase in comparable sales, including a 5% increase in same store sales reflecting investment in and a strategic focus on the store channel and a 1% increase in e-commerce comparable sales, and a favorable foreign exchange impact, partially offset by the impact of net store closings resulting from our store optimization efforts. The Journeys Group business had a strong second quarter of Fiscal 2026 with comparable sales up 9%, fueled by strength in the product assortment. Schuh Group comparable sales were down 4% for the second quarter of Fiscal 2026 reflecting the challenging retail environment in the U.K. Johnston & Murphy Group comparable sales were up 1% in the second quarter of Fiscal 2026 as customers embraced the new product assortment, but were offset by decreased wholesale sales. By segment, Journeys Group sales increased 6%, Schuh Group sales increased 2% and Genesco Brands Group sales increased 5%, while Johnston & Murphy Group sales decreased 3% in the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025. Schuh Group's sales decreased 4% on a local currency basis for the second quarter of Fiscal 2026.

Gross margin increased 1.8% to $249.9 million in the second quarter of Fiscal 2026 from $245.6 million in the second quarter of Fiscal 2025, but decreased as a percentage of net sales from 46.8% in the second quarter of Fiscal 2025 to 45.8% in the second quarter of Fiscal 2026 reflecting decreased gross margin as a percentage of net sales in Schuh Group and Genesco Brands Group, partially offset by increased gross margin as a percentage of net sales in Journeys Group and Johnston & Murphy Group. The overall decrease in gross margin as a percentage of net sales is due primarily to increased promotional activity at Schuh Group and lower margins at Genesco Brands Group related to the exit of certain licenses and the impact from tariffs, partially offset by increased margins at Johnston & Murphy reflecting price increases and lower retail markdowns as well as improved costs from sourcing optimization.

Selling and administrative expenses in the second quarter of Fiscal 2026 increased 3.6% to $264.3 million from $255.1 million compared to the second quarter of Fiscal 2025, but decreased 20 basis points as a percentage of net sales in the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 from 48.6% to 48.4%. The decrease as a percentage of net sales reflects decreased occupancy and other expenses, partially offset by increased marketing expense and an unfavorable comparison to a credit for certain non-income taxes last year. By segment, selling and administrative expenses decreased as a percentage of net sales in Journeys Group and Genesco Brands Group, partially offset by increased selling and administrative expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group.

Operating margin was (2.6)% in the second quarter of Fiscal 2026 compared to (2.0)% in the second quarter of Fiscal 2025 reflecting decreased operating margin in all business units except Journeys Group. The overall decrease in operating margin for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 primarily reflects decreased gross margin as a percentage of net sales, partially offset by decreased expenses as a percentage of net sales.

The loss from continuing operations before income taxes (“pretax loss”) for the second quarter of Fiscal 2026 was $16.0 million compared to a pretax loss of $11.7 million for the second quarter of Fiscal 2025. The pretax loss for the second quarter of Fiscal 2026 included asset impairment and other charges of $0.1 million for severance. The pretax loss for the second quarter of Fiscal 2025 included a $0.2 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $0.8 million for severance and asset impairments.

We had an effective income tax rate of (15.0)% and 15.2% in the second quarter of Fiscal 2026 and Fiscal 2025, respectively. The lower effective tax rate in the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 reflects a reduction in the tax benefit recorded in Fiscal 2026 due to the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the U.S. jurisdiction.

The net loss in the second quarter of Fiscal 2026 was $18.5 million, or $1.79 diluted loss per share, compared to a net loss of $10.0 million, or $0.91 diluted loss per share, in the second quarter of Fiscal 2025.

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

Results of Operations – Second Quarter of Fiscal 2026 Compared to Second Quarter of Fiscal 2025

Journeys Group

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$318,189	$298,846	6.5%
Cost of sales	162,761	153,617
Gross margin	155,428	145,229	7.0%
% of sales	48.8%	48.6%
Selling and administrative expenses	160,427	156,380	2.6%
% of sales	50.4%	52.3%
Operating loss	$(4,999)	$(11,151)	55.2%
Operating margin	(1.6)%	(3.7)%

Net sales from Journeys Group increased 6.5% to $318.2 million in the second quarter of Fiscal 2026, compared to $298.8 million in the second quarter of Fiscal 2025. The net sales increase compared to the second quarter of Fiscal 2025 reflects a 9% increase in comparable sales, with a strong increase in the store channel, partially offset by a 5% decrease in the average number of stores in the second quarter of Fiscal 2026. The Journeys Group consumer is more interested in a broader range of brands evidenced by what they are buying and by the more diversified styles they are wearing. The increased comparable sales in the second quarter of Fiscal 2026 was fueled by strength in Journeys Group's product assortment with brands across both athletic and casual posting strong gains. Journeys Group drove noteworthy gains in conversion and higher transaction size in the second quarter of Fiscal 2026.

We closed nine Journeys Group stores and opened four stores in the second quarter of Fiscal 2026. Journeys Group operated 984 stores at the end of the second quarter of Fiscal 2026, including 200 Journeys Kidz stores in the United States, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 1,039 stores at the end of the second quarter of Fiscal 2025, including 220 Journeys Kidz stores in the United States, 39 Journeys stores in Canada and 31 Little Burgundy stores in Canada.

The 210 basis point improvement in operating margin for Journeys Group for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 was primarily due to a 190 basis point decrease in selling and administrative expenses as a percentage of net sales. This reflects leverage of expenses as a result of increased revenue in the second quarter of Fiscal 2026, especially occupancy expense and selling salaries, partially offset by increased performance-based compensation expense. In addition, gross margin as a percentage of net sales increased 20 basis points, reflecting lower markdowns and decreased shipping and warehouse expense, partially offset by lower initial margins as a result of changes in brand mix. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$126,595	$124,561	1.6%
Cost of sales	77,412	72,131
Gross margin	49,183	52,430	(6.2)%
% of sales	38.9%	42.1%
Selling and administrative expenses	49,194	45,091	9.1%
% of sales	38.9%	36.2%
Operating income (loss)	$(11)	$7,339	NM
Operating margin	(0.0)%	5.9%

Net sales from Schuh Group increased 1.6% to $126.6 million in the second quarter of Fiscal 2026 compared to $124.6 million in the second quarter of Fiscal 2025. Net sales for the second quarter of Fiscal 2026 include a favorable impact of $6.8 million due to changes in foreign exchange rates and increased e-commerce comparable sales, partially offset by decreased same store sales. Schuh Group total comparable sales decreased 4% for the second quarter of Fiscal 2026. Schuh continued to contend with a challenging U.K. retail environment in the second quarter of Fiscal 2026. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the second quarter of Fiscal 2026. Schuh Group's sales decreased 4% on a local currency basis for the second quarter of Fiscal 2026. Schuh Group operated 120 stores at the end of the second quarter of Fiscal 2026, compared to 123 stores at the end of the second quarter of Fiscal 2025.

The 590 basis point decrease in operating margin for Schuh Group for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 was due to a 320 basis point decrease in gross margin as a percentage of net sales, reflecting increased promotional activity, including increased loyalty redemptions and promotions to match the competitive environment, and changes in brand mix. The decreased operating margin was also due to a 270 basis point increase in selling and administrative expenses as a percentage of net sales, reflecting deleverage of expenses in the second quarter of Fiscal 2026 on lower store sales, especially marketing expense, selling salaries and occupancy expense, partially offset by decreased compensation expense.

Johnston & Murphy Group

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$68,789	$71,037	(3.2)%
Cost of sales	31,631	33,769
Gross margin	37,158	37,268	(0.3)%
% of sales	54.0%	52.5%
Selling and administrative expenses	38,940	37,671	3.4%
% of sales	56.6%	53.0%
Operating loss	$(1,782)	$(403)	(342.2)%
Operating margin	(2.6)%	(0.6)%

Johnston & Murphy Group net sales decreased 3.2% to $68.8 million for the second quarter of Fiscal 2026 from $71.0 million for the second quarter of Fiscal 2025, primarily due to decreased wholesale sales, a decrease in same store sales and a 3% decrease in the average number of stores in the second quarter of Fiscal 2026, partially offset by increased e-commerce comparable sales. Total comparable sales for Johnston & Murphy increased 1% for the second quarter of Fiscal 2026. With positive total comparable sales for the second quarter of Fiscal 2026, we saw growth in Johnston & Murphy Group's store conversion and transaction size as customers embraced the new product assortment. Retail operations accounted for 82.3% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2026, up from 80.5% in the second quarter of Fiscal 2025. The store count for Johnston & Murphy Group's retail operations at the end of the second quarter of Fiscal 2026 was 149 full-price retail and factory stores compared to 152 full-price retail and factory stores, including five stores in Canada, at the end of the second quarter of Fiscal 2025. Johnston & Murphy Group closed its five Canadian stores at the end of Fiscal 2025.

The 200 basis point decrease in operating margin for Johnston & Murphy Group for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 reflects a 360 basis point increase in selling and administrative expenses as a percentage of net sales for the second quarter of Fiscal 2026 primarily due to the deleverage of expenses, especially depreciation, credit card and occupancy expenses as a result of decreased revenue in the second quarter of Fiscal 2026, as well as an unfavorable comparison to a reversal of performance-based compensation expense in the second quarter of Fiscal 2025. The decrease in operating margin was partially offset by a 150 basis point increase in gross margin as a percentage of net sales for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 reflecting improved costs from sourcing optimization, lower retail markdowns and price increases, as well as a higher mix of direct-to-consumer sales volume, partially offset by increased shipping and warehouse expense.

Genesco Brands Group

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$32,392	$30,744	5.4%
Cost of sales	24,212	20,032
Gross margin	8,180	10,712	(23.6)%
% of sales	25.3%	34.8%
Selling and administrative expenses	7,527	8,040	(6.4)%
% of sales	23.2%	26.2%
Operating income	$653	$2,672	(75.6)%
Operating margin	2.0%	8.7%

Genesco Brands Group's net sales increased 5.4% to $32.4 million for the second quarter of Fiscal 2026 from $30.7 million for the second quarter of Fiscal 2025 primarily due to increased sales of Levi's and private label footwear, partially offset by decreased footwear sales for Dockers and other licenses.

The 670 basis point decrease in operating margin for Genesco Brands Group for the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025 was primarily due to decreased gross margin as a percentage of net sales due to higher closeout sales related to the exit of certain licenses and the impact of tariffs. The decrease in operating margin was partially offset by decreased selling and administrative expenses as a percentage of net sales in the second quarter of Fiscal 2026 reflecting leverage of expenses as a result of increased revenue in the second quarter of Fiscal 2026 and decreased performance-based compensation expense, partially offset by increased royalty expense, due to a reversal of royalty expense last year resulting from an amendment to the Levi's license agreement.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2026 was $8.3 million compared to $8.7 million for the second quarter of Fiscal 2025. Corporate expense in the second quarter of Fiscal 2026 and Fiscal 2025 included asset impairment and other charges of $0.1 million and $0.8 million, respectively, for severance and asset impairments. The corporate expense increase, excluding asset impairment and other charges, reflects increased compensation and other miscellaneous expenses, partially offset by decreased professional fees in the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025.

Net interest expense increased 8.5% to $1.5 million in the second quarter of Fiscal 2026 compared to $1.3 million in the second quarter of Fiscal 2025 primarily reflecting increased revolver borrowings in the U.K. in the second quarter of Fiscal 2026 compared to the second quarter of Fiscal 2025.

Results of Operations – First Six Months of Fiscal 2026 Compared to First Six Months of Fiscal 2025

Our net sales increased 3.8% to $1.02 billion in the first six months of Fiscal 2026 compared to $982.8 million in the first six months of Fiscal 2025. The net sales increase compared to last year's first six months reflects a 5% increase in comparable sales, including a 5% increase in same store sales reflecting investment in and a strategic focus on the store channel and a 4% increase in e-commerce comparable sales, a favorable foreign exchange impact and an increase in wholesale sales, partially offset by the impact of net store closings resulting from our store optimization efforts. The Journeys Group business was strong in the first half of Fiscal 2026 with comparable sales up 9%, fueled by strength in product assortment. Schuh Group comparable sales were down 2% for the first six months of Fiscal 2026 reflecting the challenging retail environment in the U.K. Johnston & Murphy Group comparable sales were flat in the first six months of Fiscal 2026. By segment, Journeys Group sales increased 6%, Schuh Group sales increased 3% and Genesco Brands Group sales increased 6%, while Johnston & Murphy Group sales decreased 3% in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025. Schuh Group's sales decreased 2% on a local currency basis for the first six months of Fiscal 2026.

Gross margin increased 2.0% to $471.1 million in the first six months of Fiscal 2026 from $461.9 million in the first six months of Fiscal 2025, but decreased as a percentage of net sales from 47.0% in the first six months of Fiscal 2025 to 46.2% in the first six months of Fiscal 2026 reflecting decreased gross margin as a percentage of net sales in all business units except Johnston & Murphy Group. The overall decrease in gross margin as a percentage of net sales is due primarily to increased promotional activity at Schuh Group and lower margins at Genesco Brands Group related to the exit of certain licenses and the impact from tariffs.

Selling and administrative expenses in the first six months of Fiscal 2026 increased 2.1% to $513.3 million from $503.0 million compared to the first six months of Fiscal 2025, but decreased 90 basis points as a percentage of net sales in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 from 51.2% to 50.3%. The decrease as a percentage of net sales reflects decreased occupancy and other cost savings initiatives, partially offset by increased marketing expense. By segment, selling and administrative expenses decreased as a percentage of net sales in Journeys Group and Genesco Brands Group, partially offset by increased selling and administrative expenses as a percentage of net sales in Schuh Group and Johnston & Murphy Group.

Operating margin was (4.2)% in the first six months of Fiscal 2026 compared to (4.3)% in the first six months of Fiscal 2025 reflecting improved operating margin in Journeys Group while all other business units had decreased operating margin. The overall improvement in operating margin for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 primarily reflects decreased expenses as a percentage of net sales, partially offset by decreased gross margin as a percentage of net sales.

The pretax loss for the first six months of Fiscal 2026 was $45.7 million compared to a pretax loss of $44.8 million for the first six months of Fiscal 2025. The pretax loss for the first six months of Fiscal 2026 included asset impairment and other charges of $0.4 million for severance and asset impairments. The pretax loss for the first six months of Fiscal 2025 included a $1.8 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $1.4 million for severance and asset impairments.

We had an effective income tax rate of 13.2% and 23.7% in the first six months of Fiscal 2026 and Fiscal 2025, respectively. The lower effective tax rate in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 reflects a smaller tax benefit recorded in Fiscal 2026 due to the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the U.S. jurisdiction.

The net loss in the first six months of Fiscal 2026 was $39.7 million, or $3.82 diluted loss per share, compared to a net loss of $34.3 million, or $3.14 diluted loss per share, in the first six months of Fiscal 2025.

Journeys Group

	Six Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$590,823	$558,291	5.8%
Cost of sales	302,276	285,418
Gross margin	288,547	272,873	5.7%
% of sales	48.8%	48.9%
Selling and administrative expenses	308,829	302,846	2.0%
% of sales	52.3%	54.2%
Operating loss	$(20,282)	$(29,973)	32.3%
Operating margin	(3.4)%	(5.4)%

Net sales from Journeys Group increased 5.8% to $590.8 million in the first six months of Fiscal 2026, compared to $558.3 million in the first six months of Fiscal 2025. The net sales increase compared to the first six months of Fiscal 2025 reflects a 9% increase in comparable sales, with increases in both stores and e-commerce channels, partially offset by a 5% decrease in the average number of stores in the first six months of Fiscal 2026. The increased comparable sales in the first six months of Fiscal 2026 was fueled by strength in Journeys Group's product assortment with brands across athletic and casual posting strong gains. Journeys Group drove strong gains in conversion and transaction size for the first six months this year.

The 200 basis point improvement in operating margin for Journeys Group for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 was due to decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expense as a result of increased revenue in the first six months of Fiscal 2026, especially occupancy expense and selling salaries. The improvement in operating margin was partially offset by a slight decrease in gross margin as a percentage of net sales reflecting decreased initial margins as a result of changes in brand mix, which was offset by lower markdowns and decreased shipping and warehouse expense. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Six Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$222,510	$216,910	2.6%
Cost of sales	135,150	126,300
Gross margin	87,360	90,610	(3.6)%
% of sales	39.3%	41.8%
Selling and administrative expenses	93,502	89,167	4.9%
% of sales	42.0%	41.1%
Operating income (loss)	$(6,142)	$1,443	NM
Operating margin	(2.8)%	0.7%

Net sales from Schuh Group increased 2.6% to $222.5 million in the first six months of Fiscal 2026 compared to $216.9 million in the first six months of Fiscal 2025. Net sales for the first six months of Fiscal 2026 includes a favorable impact of $9.1 million due to changes in foreign exchange rates and an increase in e-commerce comparable sales, partially offset by decreased same store sales. Schuh Group continued to contend with a challenging U.K. retail environment in the first six months of Fiscal 2026. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the first six months of Fiscal 2026. Schuh Group total comparable sales decreased 2% for the first six months of Fiscal 2026. Schuh Group's sales decreased 2% on a local currency basis for the first six months of Fiscal 2026.

Operating margin decreased 350 basis points for Schuh Group for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, including increased loyalty redemptions and promotions to match the competitive environment, and changes in brand mix, partially offset by decreased shipping and warehouse expenses. In addition, selling and administrative expenses increased as a percentage of net sales, reflecting deleverage of expenses, especially occupancy expense, selling salaries and marketing expense, partially offset by decreased compensation expense.

Johnston & Murphy Group

	Six Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$145,628	$150,244	(3.1)%
Cost of sales	67,333	70,382
Gross margin	78,295	79,862	(2.0)%
% of sales	53.8%	53.2%
Selling and administrative expenses	79,577	77,910	2.1%
% of sales	54.6%	51.9%
Operating income (loss)	$(1,282)	$1,952	NM
Operating margin	(0.9)%	1.3%

Johnston & Murphy Group net sales decreased 3.1% to $145.6 million for the first six months of Fiscal 2026 from $150.2 million for the first six months of Fiscal 2025, primarily due to decreased same store sales, decreased wholesale sales and a 3% decrease in the average number of stores in the first six months of Fiscal 2026. Total comparable sales for Johnston & Murphy Group were flat for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025. Retail operations accounted for 77.3% of Johnston & Murphy Group's sales in the first six months of Fiscal 2026, up from 77.1% in the first six months of Fiscal 2025.

The 220 basis point decrease in operating margin for Johnston & Murphy Group for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 reflects increased selling and administrative expenses as a percentage of net sales for the first six months of Fiscal 2026 primarily due to the deleverage of expenses, especially depreciation and compensation expenses as a result of decreased revenue in the first six months of Fiscal 2026, as well as higher marketing expense in order to expand brand awareness. The decrease in operating margin was partially offset by an increase in gross margin as a percentage of net sales for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 primarily due to improved initial margins, reflecting improved costs from sourcing optimization and price increases, partially offset by an increase in shipping and warehouse expense.

Genesco Brands Group

	Six Months Ended
	August 2, 2025	August 3, 2024	% Change
	(dollars in thousands)
Net sales	$60,977	$57,340	6.3%
Cost of sales	44,049	38,765
Gross margin	16,928	18,575	(8.9)%
% of sales	27.8%	32.4%
Selling and administrative expenses	15,577	16,889	(7.8)%
% of sales	25.5%	29.5%
Operating income	$1,351	$1,686	(19.9)%
Operating margin	2.2%	2.9%

Genesco Brands Group's net sales increased 6.3% to $61.0 million for the first six months of Fiscal 2026 from $57.3 million for the first six months of Fiscal 2025 primarily due to increased sales of Levi's and private label footwear, partially offset by decreased footwear sales in Dockers and other licenses.

The 70 basis point decrease in operating margin for Genesco Brands Group for the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025 was primarily due to decreased gross margin as a percentage of net sales due to higher closeout sales related to the exit of certain licenses and the impact of tariffs as well as an unfavorable change in sales mix, partially offset by a $1.8 million inventory provision for a distribution model transition in the first six months of Fiscal 2025. The decrease in operating margin was partially offset by decreased selling and administrative expenses as a percentage of net sales in the first six months of Fiscal 2026 reflecting leverage of expenses as a result of increased revenue in the first six months of Fiscal 2026 and decreased performance-based compensation expense, partially offset by increased bad debt expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2026 was $16.2 million compared to $17.5 million for the first six months of Fiscal 2025. Corporate expense in the first six months of Fiscal 2026 and Fiscal 2025 included asset impairment and other charges of $0.4 million and $1.4 million, respectively, for severance and asset impairments. The corporate expense decrease, excluding asset impairment and other charges, reflects decreased professional fees and performance-based compensation expense in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025, partially offset by increased compensation and insurance expenses.

Net interest expense increased 25.2% to $2.8 million in the first six months of Fiscal 2026 compared to $2.2 million in the first six months of Fiscal 2025 primarily reflecting increased revolver borrowings in the U.K. and North America in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
Cash flow changes:	August 2, 2025	August 3, 2024	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(14,693)	$(6,029)	$(8,664)
Net cash used in investing activities	(33,580)	(14,274)	(19,306)
Net cash provided by financing activities	54,886	30,922	23,964
Effect of foreign exchange rate fluctuations on cash	369	81	288
Net increase in cash	$6,982	$10,700	$(3,718)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $8.7 million higher in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025, reflecting primarily the following factors:

•
a $65.2 million increase in cash flow from changes in prepaids and other current assets, primarily reflecting the receipt of a $58.3 million income tax refund receivable; partially offset by

•
a $48.5 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in timing of rent payments and changes in buying patterns in the first six months of Fiscal 2026; and
•
a $14.5 million decrease in cash flow from changes in other accrued liabilities, primarily reflecting a higher payment of Fiscal 2025 performance-based compensation accruals in the first six months of Fiscal 2026 compared to the first six months of Fiscal 2025.

Cash used in investing activities was $19.3 million higher for the first six months of Fiscal 2026 as compared to the first six months of Fiscal 2025 reflecting increased capital expenditures primarily related to investments in retail stores.

Cash provided by financing activities was $24.0 million higher in the first six months of Fiscal 2026 as compared to the first six months of Fiscal 2025 reflecting increased net borrowings, partially offset by increased share repurchases in Fiscal 2026 compared to the same period in Fiscal 2025.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2025.

As of August 2, 2025, we have borrowed $53.4 million U.S. revolver borrowings, $4.3 million (CAD $5.9 million) revolver borrowings related to GCO Canada ULC and $13.3 million (£10.0 million) related to Schuh revolver borrowings. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of August 2, 2025.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2026 and the foreseeable future.

On January 17, 2025, we executed Form 870 with the Internal Revenue Service ("IRS") exam team and began the process of completing the separate Joint Committee on Taxation ("JCT") review of our outstanding U.S. Federal tax refund claim for the Fiscal 2014 to Fiscal 2021 tax periods. As of February 1, 2025, we estimated the refund outstanding to be $59.3 million including interest. During the first quarter of Fiscal 2026, the JCT finalized their review with no changes to the claim and the IRS began the process of issuing the refund. The balance outstanding increased to $60.2 million as a result of additional accrued interest. We received $58.3 million of the refund during the second quarter of Fiscal 2026. The remaining $1.9 million outstanding represents additional interest not yet paid by the IRS that we expect to receive within the next 12 months. As such, the $1.9 million receivable is classified as prepaids and other current assets on the Condensed Consolidated Balance Sheets as of August 2, 2025.

Contractual Obligations

Our contractual obligations at August 2, 2025 increased 21% compared to February 1, 2025, primarily due to increased long-term debt and lease obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2026 are expected to be approximately $55 to $65 million of which approximately 75% is for new stores and renovations and 25% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares of our common stock during the second quarter of Fiscal 2026. We repurchased 604,531 shares of our common stock during the first six months of Fiscal 2026 at a cost of $12.6 million, or an average of $20.79 per share. We have $29.8 million remaining as of August 2, 2025 under our expanded share repurchase authorization announced in June 2023. We repurchased 381,711 shares of our common stock during the second quarter and first six months of Fiscal 2025 at a cost of $9.3 million, or an average of $24.49 per share. During the third quarter of Fiscal 2026, through September 11, 2025, we have not repurchased any shares of our common stock.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2026 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of August 2, 2025, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s business is subject to risks related to tariffs and other trade policies put in place by the U.S. and/or other countries since most of the goods we sell are imported from outside the U.S. The goods sold through our retail businesses (approximately 80% of our sales) are sourced by our vendor partners and we directly source the goods sold by our branded businesses (approximately 20% of our sales). Over the past several years, we have worked to diversify our direct sourcing with a focus on reducing exposure to countries where tariffs are high and we have previously identified tariff and trade policy as a risk factor. In 2025, the U.S. government announced the imposition of additional tariffs on certain goods imported from numerous countries, including China, Brazil, India and Vietnam. Multiple nations, including China, responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates and other potential actions that may be taken by the U.S. government and foreign governments (including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions) may materially increase our costs and reduce our margins. These actions may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory actions by other countries. We are currently taking actions to mitigate this cost pressure, including accelerating, increasing or canceling inventory, further diversifying suppliers and re-sourcing to countries with lower tariffs, working with longstanding factory partners to reduce costs, identifying further cost reductions across our business and planning for strategic price increases. However, there can be no assurance that we will be able to implement any strategies in a timely fashion, that these measures will be successful, or that they will offset the negative impact of the tariffs and other government actions on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2025
5-4-25 to 5-31-25(1)	—	$—	—	$29,755

June 2025
6-1-25 to 6-28-25(1)	—	$—	—	$29,755

July 2025
6-29-25 to 8-2-25 (1)	—	$—	—	$29,755
6-29-25 to 8-2-25 (2)	23,765	$20.83	—
Total	23,765	$20.83	—	$29,755

(1) Share repurchases were made pursuant to a $100.0 million share repurchase program approved by our Board of Directors and announced in February 2022, and in June 2023, our Board of Directors approved an additional $50.0 million for share repurchases. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with the regulations of the SEC and other applicable legal requirements. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The repurchase program may be limited, temporarily paused, or terminated by our Board of Directors at any time without prior notice.

(2) These shares represent shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Item 5. Other Information

Insider Trading Arrangements

During the second quarter of Fiscal 2026, no director or officer (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index
(10.1)	Form of Genesco Inc. Performance Share Unit Agreement.
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 2, 2025, February 1, 2025 and August 3, 2024, (ii) Condensed Consolidated Statements of Operations for each of the three and six months ended August 2, 2025 and August 3, 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss for each of the three and six months ended August 2, 2025 and August 3, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2025 and August 3, 2024, (v) Condensed Consolidated Statements of Equity for each of the three and six months ended August 2, 2025 and August 3, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: September 11, 2025