Form 10-Q
period 2025-11-01
GENESCO INC
filed 2025-12-11
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended November 1, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of November 28, 2025, there were 10,792,736 shares of the registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	November 1, 2025	February 1, 2025	November 2, 2024
Current Assets:
Cash and cash equivalents	$27,034	$34,007	$33,578
Accounts receivable, net of allowances of $2,794 at November 1, 2025,
$2,522 at February 1, 2025 and $2,591 at November 2, 2024	55,830	48,865	52,373
Inventories	558,059	425,224	523,152
Prepaids and other current assets	48,211	100,660	50,600
Total current assets	689,134	608,756	659,703
Property and equipment, net	241,070	228,022	230,090
Operating lease right of use assets	480,247	438,273	424,886
Non-current prepaid income taxes	—	—	58,670
Goodwill	9,176	8,863	9,230
Other intangibles	27,005	26,059	27,214
Deferred income taxes	389	389	339
Other noncurrent assets	25,082	25,174	25,389
Total Assets	1,472,103	1,335,536	1,435,521
Liabilities and Equity
Current Liabilities:
Accounts payable	212,668	168,077	214,935
Current portion - long-term debt	19,727	—	—
Current portion - operating lease liabilities	120,156	124,010	123,397
Other accrued liabilities	83,412	87,695	83,750
Total current liabilities	435,963	379,782	422,082
Long-term debt	69,774	—	100,114
Long-term operating lease liabilities	404,009	361,079	348,672
Other long-term liabilities	48,582	47,705	47,749
Total liabilities	958,328	788,566	918,617
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	835	835	823
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,281	11,773	11,701
Additional paid-in capital	340,723	331,756	328,760
Retained earnings	218,286	265,887	231,997
Accumulated other comprehensive loss	(39,493)	(45,424)	(38,520)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	513,775	546,970	516,904
Total Liabilities and Equity	$1,472,103	$1,335,536	$1,435,521

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$616,217	$596,328	$1,636,155	$1,579,113
Cost of sales	327,589	311,072	876,397	831,937
Gross margin	288,628	285,256	759,758	747,176
Selling and administrative expenses	275,720	274,912	789,020	777,878
Asset impairments and other, net	4,332	134	4,747	1,490
Operating income (loss)	8,576	10,210	(34,009)	(32,192)
Other components of net periodic benefit cost	149	86	477	281
Interest expense, net	884	1,213	3,682	3,448
Earnings (loss) from continuing operations before income taxes	7,543	8,911	(38,168)	(35,921)
Income tax expense (benefit)	2,121	27,759	(3,922)	17,144
Earnings (loss) from continuing operations	5,422	(18,848)	(34,246)	(53,065)
Loss from discontinued operations, net of tax	(66)	(84)	(96)	(206)
Net Earnings (Loss)	$5,356	$(18,932)	$(34,342)	$(53,271)

Basic earnings (loss) per common share:
Continuing operations	$0.52	$(1.76)	$(3.30)	$(4.88)
Discontinued operations	0.00	0.00	(0.01)	(0.02)
Net earnings (loss)	$0.52	$(1.76)	$(3.31)	$(4.90)

Diluted earnings (loss) per common share:
Continuing operations	$0.51	$(1.76)	$(3.30)	$(4.88)
Discontinued operations	(0.01)	0.00	(0.01)	(0.02)
Net earnings (loss)	$0.50	$(1.76)	$(3.31)	$(4.90)

Weighted average shares outstanding:
Basic	10,334	10,737	10,374	10,870
Diluted	10,674	10,737	10,374	10,870

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net earnings (loss)	$5,356	$(18,932)	$(34,342)	$(53,271)
Other comprehensive income:
Postretirement liability adjustments	85	21	278	80
Foreign currency translation adjustments	(1,158)	625	5,653	1,024
Total other comprehensive income (loss)	(1,073)	646	5,931	1,104
Comprehensive Income (Loss)	$4,283	$(18,286)	$(28,411)	$(52,167)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	November 1, 2025	November 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,342)	$(53,271)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	40,228	39,460
Deferred income taxes	626	26,921
Impairment of long-lived assets	3,896	494
Share-based compensation expense	9,080	9,767
Other	1,379	724
Changes in working capital and other assets and liabilities:
Accounts receivable	(6,943)	1,371
Inventories	(128,436)	(143,647)
Prepaids and other current assets	52,972	(10,828)
Accounts payable	46,447	99,322
Other accrued liabilities	(8,388)	6,051
Other assets and liabilities	(4,116)	(5,472)
Net cash used in operating activities	(27,597)	(29,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,185)	(27,397)
Proceeds from asset sales	—	1
Net cash used in investing activities	(52,185)	(27,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	383,390	344,303
Payments on revolving credit facility	(294,044)	(278,779)
Shares repurchased related to share repurchase plan	(12,566)	(9,789)
Shares repurchased related to taxes for share-based awards	(1,206)	(2,074)
Change in overdraft balances	(3,129)	882
Additions to deferred financing costs	(10)	—
Net cash provided by financing activities	72,435	54,543
Effect of foreign exchange rate fluctuations on cash	374	384
Net decrease in cash and cash equivalents	(6,973)	(1,577)
Cash and cash equivalents at beginning of period	34,007	35,155
Cash and cash equivalents at end of period	$27,034	$33,578
Supplemental information:
Interest paid	$3,359	$3,290
Income taxes paid (received)	(56,141)	2,275

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 3, 2024	$813	$11,961	$319,143	$296,766	$(39,624)	$(17,857)	$571,202
Net loss	—	—	—	(24,347)	—	—	(24,347)
Other comprehensive loss	—	—	—	—	(935)	—	(935)
Share-based compensation expense	—	—	3,307	—	—	—	3,307
Restricted stock issuance	—	198	(198)	—	—	—	—
Restricted shares withheld for taxes	—	(29)	29	(773)	—	—	(773)
Other	(1)	(8)	7	1	—	—	(1)
Balance May 4, 2024	812	12,122	322,288	271,647	(40,559)	(17,857)	548,453
Net loss	—	—	—	(9,992)	—	—	(9,992)
Other comprehensive income	—	—	—	—	1,393	—	1,393
Share-based compensation expense	—	—	3,453	—	—	—	3,453
Restricted stock issuance	—	37	(37)	—	—	—	—
Shares repurchased	—	(382)	—	(8,967)	—	—	(9,349)
Excise taxes related to repurchases of common stock	—	—	—	(35)	—	—	(35)
Restricted shares withheld for taxes	—	(49)	49	(1,301)	—	—	(1,301)
Other	—	(21)	22	(1)	—	—	—
Balance August 3, 2024	812	11,707	325,775	251,351	(39,166)	(17,857)	532,622
Net loss	—	—	—	(18,932)	—	—	(18,932)
Other comprehensive income	—	—	—	—	646	—	646
Share-based compensation expense	—	—	3,007	—	—	—	3,007
Restricted stock issuance	—	15	(15)	—	—	—	—
Shares repurchased	—	(18)	—	(421)	—	—	(439)
Other	11	(3)	(7)	(1)	—	—	—
Balance November 2, 2024	$823	$11,701	$328,760	$231,997	$(38,520)	$(17,857)	$516,904

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970
Net loss	—	—	—	(21,227)	—	—	(21,227)
Other comprehensive income	—	—	—	—	6,724	—	6,724
Share-based compensation expense	—	—	2,994	—	—	—	2,994
Restricted stock issuance	—	141	(141)	—	—	—	—
Restricted shares withheld for taxes	—	(36)	36	(664)	—	—	(664)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Other	—	(5)	6	—	—	—	1
Balance May 3, 2025	835	11,268	334,651	232,035	(38,700)	(17,857)	522,232
Net loss	—	—	—	(18,471)	—	—	(18,471)
Other comprehensive income	—	—	—	—	280	—	280
Share-based compensation expense	—	—	2,918	—	—	—	2,918
Restricted stock issuance	—	45	(45)	—	—	—	—
Excise taxes related to repurchases of common stock	—	—	—	(92)	—	—	(92)
Restricted shares withheld for taxes	—	(24)	24	(495)	—	—	(495)
Other	—	(4)	4	—	—	—	—
Balance August 2, 2025	835	11,285	337,552	212,977	(38,420)	(17,857)	506,372
Net earnings	—	—	—	5,356	—	—	5,356
Other comprehensive loss	—	—	—	—	(1,073)	—	(1,073)
Share-based compensation expense	—	—	3,167	—	—	—	3,167
Restricted shares withheld for taxes	—	(2)	2	(47)	—	—	(47)
Other	—	(2)	2	—	—	—	—
Balance November 1, 2025	$835	$11,281	$340,723	$218,286	$(39,493)	$(17,857)	$513,775

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and nashvilleshoewarehouse.com as well as the Johnston & Murphy catalog. We also source, design, market and distribute footwear, apparel and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Levi's® brand, the licensed Dockers® brand and other brands that we license for footwear. At November 1, 2025, we operated 1,245 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and nine months ended November 1, 2025 and November 2, 2024, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Levi's brands, as well as other brands we license for footwear. Our license with Levi's expires in the spring of 2026 and we are in the process of exiting that business during Fiscal 2026.

During the second quarter of Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. to design, source, market and distribute men's, women's and children's footwear under the Wrangler® brand ("Wrangler"). We expect to launch the first Wrangler footwear collection under the licensing agreement in the Fall of 2026.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.6 million and $2.4 million for the third quarters of Fiscal 2026 and Fiscal 2025, respectively, and $7.9 million and $7.4 million for the first nine months of Fiscal 2026 and Fiscal 2025, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $74.4 million and $75.7 million for the third quarters of Fiscal 2026 and Fiscal 2025, respectively, and $220.8 million and $224.7 million for the first nine months of Fiscal 2026 and Fiscal 2025, respectively.

Advertising Costs

Advertising costs included in selling and administrative expenses were $37.1 million and $36.6 million for the third quarters of Fiscal 2026 and Fiscal 2025, respectively, and $92.1 million and $88.0 million for the first nine months of Fiscal 2026 and Fiscal 2025, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.0 million and $3.1 million for the third quarters of Fiscal 2026 and Fiscal 2025, respectively, and $10.2 million and $7.7 million for the first nine months of

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

Fiscal 2026 and Fiscal 2025, respectively. During the first nine months of each of Fiscal 2026 and Fiscal 2025, our cooperative advertising reimbursements received were not in excess of the costs incurred.

New Accounting Pronouncements

New Accounting Pronouncement Not Yet Adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." The ASU is intended to modernize the accounting for internal-use software costs with how software is developed today, clarify when to begin capitalizing costs and enhance disclosure requirements. The ASU is effective on either a retrospective, prospective or modified prospective basis for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our annual consolidated financial statements and interim condensed consolidated financial statements.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of November 1, 2025, there were no other new pronouncements or interpretations, other than those disclosed above and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, that had or were expected to have a significant impact on our financial reporting.

Recent Tax Legislation

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act ("OBBBA"), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” we recognized effects of the OBBBA during the second quarter of Fiscal 2026 for the provisions enacted at that point in time. For the fiscal year ending January 31, 2026, we anticipate a material decrease in our U.S. jurisdiction to both the current tax liability and the effective income tax rate as a result of the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the U.S. jurisdiction. Including the impact of the OBBBA tax law changes, we recorded an effective income tax rate of 10.3% in the first nine months of Fiscal 2026.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, February 1, 2025	$8,863
Effect of foreign currency exchange rates	313
Balance, November 1, 2025	$9,176

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2

Goodwill and Other Intangible Assets, Continued

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	Nov. 1, 2025	Feb. 1, 2025	Nov. 1, 2025	Feb. 1, 2025	Nov. 1, 2025	Feb. 1, 2025	Nov. 1, 2025	Feb. 1, 2025
Gross other intangibles	$25,210	$23,839	$6,552	$6,471	$400	$400	$32,162	$30,710
Accumulated amortization	—	—	(4,757)	(4,251)	(400)	(400)	(5,157)	(4,651)
Net Other Intangibles	$25,210	$23,839	$1,795	$2,220	$—	$—	$27,005	$26,059

Note 3

Inventories

(In thousands)	November 1, 2025	February 1, 2025
Wholesale finished goods	$64,357	$82,784
Retail merchandise	493,702	342,440
Total Inventories	$558,059	$425,224

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at November 1, 2025 and February 1, 2025 are:

(In thousands)	November 1, 2025		February 1, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$69,774	$69,795	$—	$—
U.K. Revolver Borrowings	19,727	19,737	—	—
Total Long-Term Debt	$89,501	$89,532	$—	$—

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy. We had $19.7 million of debt classified as current portion as of November 1, 2025 and no debt classified as current portion as of February 1, 2025.

As of November 1, 2025, we had $6.9 million of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy. As of November 1, 2025, we had $6.9 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of November 1, 2025 included (i) $65.0 million U.S. revolver borrowings and (ii) $4.8 million (CAD $6.7 million) revolver borrowings related to GCO Canada ULC. In addition, we had revolver borrowings outstanding by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") of $19.7 million (£15.0 million) as of November 1, 2025. The Facility Agreement was extended through February 28, 2026. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of November 1, 2025. Excess availability under the Credit Facility was $256.5 million at November 1, 2025.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted-average number of shares - basic	10,334	10,737	10,374	10,870
Common stock equivalents	340	-	-	-
Weighted-average number of shares - diluted	10,674	10,737	10,374	10,870

Common stock equivalents of 0.1 million shares are excluded for the three months ended November 2, 2024 and 0.2 million shares are excluded for each of the nine months ended November 1, 2025 and November 2, 2024 due to the loss from continuing operations in those periods.

We did not repurchase any shares of our common stock during the third quarter of Fiscal 2026. We repurchased 604,531 shares of our common stock during the first nine months of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. As of November 1, 2025, we had $29.8 million remaining under our expanded share repurchase authorization announced in June 2023. We repurchased 17,922 shares of our common stock during the third quarter of Fiscal 2025 at a cost of $0.4 million, or an average cost of $24.50 per share, and repurchased 399,633 shares of common stock during the first nine months of Fiscal 2025 at a cost of $9.8 million, or an average cost of $24.49 per share. During the fourth quarter of Fiscal 2026, through December 11, 2025, we have not repurchased any shares of our common stock.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $2.0 million as of November 1, 2025, $2.1 million as of February 1, 2025 and $1.9 million as of November 2, 2024. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the third quarter of Fiscal 2026 or Fiscal 2025. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Note 8

Business Segment Information

Three Months Ended November 1, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$376,707	$123,766	$81,157	$34,587	$—	$616,217
Intercompany sales elimination	—	—	—	—	—	—
Net sales to external customers(1)	376,707	123,766	81,157	34,587	—	616,217
Cost of sales	190,436	72,095	38,207	26,851	—	327,589
Gross margin	186,271	51,671	42,950	7,736	—	288,628
Selling and administrative expenses	165,705	51,002	43,545	7,195	8,273	275,720
Segment operating income (loss)	20,566	669	(595)	541	(8,273)	12,908
Asset impairments and other(2)	—	—	—	—	4,332	4,332
Operating income (loss)	20,566	669	(595)	541	(12,605)	8,576
Other components of net periodic benefit cost	—	—	—	—	149	149
Interest expense, net	—	—	—	—	884	884
Earnings (loss) from continuing operations before income taxes	$20,566	$669	$(595)	$541	$(13,638)	$7,543
Total assets (3)	$826,248	$226,909	$212,920	$57,107	$148,919	$1,472,103
Depreciation and amortization	8,258	2,054	1,783	349	917	13,361
Capital expenditures	12,637	1,547	4,096	60	265	18,605

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales in the third quarter of Fiscal 2026.

(2) Asset impairments and other includes a $3.9 million charge for store restructuring, including $3.6 million in Journeys Group and $0.3 million in Schuh Group, $0.2 million for severance and $0.2 million for asset impairments in Schuh Group.

(3) Of our $721.3 million of long-lived assets as of November 1, 2025, $91.1 million and $14.6 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Three Months Ended November 2, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$362,517	$121,826	$78,463	$33,587	$—	$596,393
Intercompany sales elimination	—	—	—	(65)	—	(65)
Net sales to external customers(1)	362,517	121,826	78,463	33,522	—	596,328
Cost of sales	184,068	69,477	35,895	21,632	—	311,072
Gross margin	178,449	52,349	42,568	11,890	—	285,256
Selling and administrative expenses	165,283	49,230	42,659	8,161	9,579	274,912
Segment operating income (loss)	13,166	3,119	(91)	3,729	(9,579)	10,344
Asset impairments and other (2)	—	—	—	—	134	134
Operating income (loss)	13,166	3,119	(91)	3,729	(9,713)	10,210
Other components of net periodic benefit cost	—	—	—	—	86	86
Interest expense, net	—	—	—	—	1,213	1,213
Earnings (loss) from continuing operations before income taxes	$13,166	$3,119	$(91)	$3,729	$(11,012)	$8,911
Total assets (3)	$746,432	$215,531	$178,166	$69,478	$225,914	$1,435,521
Depreciation and amortization	8,385	1,944	1,358	337	1,030	13,054
Capital expenditures	6,255	3,109	3,561	108	90	13,123

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales for the third quarter of Fiscal 2025.

(2) Asset impairments and other includes a $0.1 million charge for asset impairments in Journeys Group.

(3) Of our $655.0 million of long-lived assets as of November 2, 2024, $93.7 million and $9.8 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Nine Months Ended November 1, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$967,530	$346,276	$226,785	$95,564	$—	$1,636,155
Intercompany sales elimination	—	—	—	—	—	—
Net sales to external customers(1)	967,530	346,276	226,785	95,564	—	1,636,155
Cost of sales	492,712	207,245	105,540	70,900	—	876,397
Gross margin	474,818	139,031	121,245	24,664	—	759,758
Selling and administrative expenses	474,534	144,504	123,122	22,772	24,088	789,020
Segment operating income (loss)	284	(5,473)	(1,877)	1,892	(24,088)	(29,262)
Asset impairments and other(2)	—	—	—	—	4,747	4,747
Operating income (loss)	284	(5,473)	(1,877)	1,892	(28,835)	(34,009)
Other components of net periodic benefit cost	—	—	—	—	477	477
Interest expense, net	—	—	—	—	3,682	3,682
Earnings (loss) from continuing operations before income taxes	$284	$(5,473)	$(1,877)	$1,892	$(32,994)	$(38,168)
Depreciation and amortization	$24,841	$6,107	$5,263	$1,037	$2,980	$40,228
Capital expenditures	30,739	7,521	13,104	200	621	52,185

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales for the first nine months of Fiscal 2026.

(2) Asset impairments and other includes a $3.9 million charge for store restructuring, including $3.6 million in Journeys Group and $0.3 million in Schuh Group, $0.6 million for severance and $0.2 million for asset impairments in Schuh Group.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Nine Months Ended November 2, 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Corporate & Other	Consolidated
Sales	$920,808	$338,736	$228,707	$88,941	$—	$1,577,192
Intercompany sales elimination(1)	—	—	—	1,921	—	1,921
Net sales to external customers(2)	920,808	338,736	228,707	90,862	—	$1,579,113
Cost of sales	469,486	195,777	106,277	60,397	—	831,937
Gross margin	451,322	142,959	122,430	30,465	—	747,176
Selling and administrative expenses	468,129	138,397	120,569	25,050	25,733	777,878
Segment operating income (loss)	(16,807)	4,562	1,861	5,415	(25,733)	(30,702)
Asset impairments and other(3)	—	—	—	—	1,490	1,490
Operating income (loss)	(16,807)	4,562	1,861	5,415	(27,223)	(32,192)
Other components of net periodic benefit cost	—	—	—	—	281	281
Interest expense	—	—	—	—	3,448	3,448
Earnings (loss) from continuing operations before income taxes	$(16,807)	$4,562	$1,861	$5,415	$(30,952)	$(35,921)
Depreciation and amortization	$25,545	$5,662	$4,136	$982	$3,135	$39,460
Capital expenditures	14,059	5,606	6,737	643	352	27,397

(1) Intercompany sales for the first nine months of Fiscal 2025 reflect net intercompany returns.

(2) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21% respectively, of our net sales for the first nine months of Fiscal 2025.

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

Summary of Results of Operations

Our net sales increased 3.3% to $616.2 million in the third quarter of Fiscal 2026 compared to $596.3 million in the third quarter of Fiscal 2025. The net sales increase compared to last year's third quarter reflects a 3% increase in comparable sales, including a 5% increase in same store sales reflecting investment in and a strategic focus on the store channel as well as strong back-to-school sales in Journeys Group, an increase in wholesale sales and a favorable foreign exchange impact, partially offset by the impact of net store closings resulting from our store optimization efforts. The Journeys Group business had a strong third quarter of Fiscal 2026 with comparable sales up 6%, fueled by strength in the product assortment and other initiatives. Schuh Group comparable sales were down 2% for the third quarter of Fiscal 2026 reflecting the challenging retail environment in the U.K. Johnston & Murphy Group comparable sales were down 2% in the third quarter of Fiscal 2026 driven by softer e-commerce trends due to a shift in marketing spend. By segment, Journeys Group sales increased 4%, Schuh Group sales increased 2%, Johnston & Murphy Group sales increased 3% with higher wholesale sales offsetting the lower comparable sales and Genesco Brands Group sales increased 3% in the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025. Schuh Group's sales decreased 1% on a local currency basis for the third quarter of Fiscal 2026.

Gross margin increased 1.2% to $288.6 million in the third quarter of Fiscal 2026 from $285.3 million in the third quarter of Fiscal 2025, but decreased as a percentage of net sales from 47.8% in the third quarter of Fiscal 2025 to 46.8% in the third quarter of Fiscal 2026. The overall decrease in gross margin as a percentage of net sales is due primarily to lower margins at Genesco Brands Group related to ongoing tariff pressure and the exit of licenses as well as increased promotional activity at Schuh Group, partially offset by lower shipping and warehouse costs for Journeys Group and Schuh Group.

Selling and administrative expenses in the third quarter of Fiscal 2026 increased 0.3% to $275.7 million from $274.9 million compared to the third quarter of Fiscal 2025, but decreased 140 basis points as a percentage of net sales in the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 from 46.1% to 44.7%. The decrease as a percentage of net sales reflects decreased occupancy, freight and performance-based compensation expenses.

Operating margin was 1.4% in the third quarter of Fiscal 2026 compared to 1.7% in the third quarter of Fiscal 2025. The overall decrease in operating margin for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 primarily reflects decreased gross margin as a percentage of net sales and higher asset impairment and other charges, partially offset by decreased expenses as a percentage of net sales.

Earnings from continuing operations before income taxes (“pretax earnings”) for the third quarter of Fiscal 2026 was $7.5 million compared to $8.9 million for the third quarter of Fiscal 2025. Pretax earnings for the third quarter of Fiscal 2026 included asset impairment and other charges of $4.3 million for store restructuring, severance and asset impairments. Pretax earnings for the third quarter of Fiscal 2025 included a $0.1 million charge for asset impairments.

We had an effective income tax rate of 28.1% and 311.5% in the third quarter of Fiscal 2026 and Fiscal 2025, respectively. The lower effective tax rate in the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 primarily reflects a $26.3 million U.S. valuation allowance recorded in the third quarter of Fiscal 2025.

Net earnings in the third quarter of Fiscal 2026 was $5.4 million, or $0.50 diluted earnings per share, compared to a net loss of $18.9 million, or $1.76 diluted loss per share, in the third quarter of Fiscal 2025.

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

Results of Operations – Third Quarter of Fiscal 2026 Compared to Third Quarter of Fiscal 2025

Journeys Group

	Three Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$376,707	$362,517	3.9%
Cost of sales	190,436	184,068
Gross margin	186,271	178,449	4.4%
% of sales	49.4%	49.2%
Selling and administrative expenses	165,705	165,283	0.3%
% of sales	44.0%	45.6%
Operating income	$20,566	$13,166	56.2%
Operating margin	5.5%	3.6%

Net sales from Journeys Group increased 3.9% to $376.7 million in the third quarter of Fiscal 2026, compared to $362.5 million in the third quarter of Fiscal 2025. The net sales increase compared to the third quarter of Fiscal 2025 reflects an increase in same store sales, partially offset by a 5% decrease in the average number of stores in the third quarter of Fiscal 2026 and a decrease in e-commerce comparable sales. The increased comparable sales in the third quarter of Fiscal 2026 was fueled by the continued strength in Journeys Group's product assortment and other initiatives. The Journeys Group consumer is more interested in a broader range of brands evidenced by what they are buying and by the more diversified styles they are wearing. Journeys Group's strong store performance was driven by gains in conversion and higher transaction size in the third quarter of Fiscal 2026.

We closed ten Journeys Group stores in the third quarter of Fiscal 2026. Journeys Group operated 974 stores at the end of the third quarter of Fiscal 2026, including 196 Journeys Kidz stores in the United States, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 1,028 stores at the end of the third quarter of Fiscal 2025, including 218 Journeys Kidz stores in the United States, 37 Journeys stores in Canada and 30 Little Burgundy stores in Canada.

The 190 basis point improvement in operating margin for Journeys Group for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 was primarily due to a 160 basis point decrease in selling and administrative expenses as a percentage of net sales. This reflects leverage of expenses as a result of increased revenue in the third quarter of Fiscal 2026, especially occupancy expense and selling salaries, partially offset by increased marketing expense. In addition, gross margin as a percentage of net sales increased 20 basis points, reflecting decreased shipping and warehouse expense and lower markdowns, partially offset by lower initial margins as a result of changes in brand mix. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Three Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$123,766	$121,826	1.6%
Cost of sales	72,095	69,477
Gross margin	51,671	52,349	(1.3)%
% of sales	41.7%	43.0%
Selling and administrative expenses	51,002	49,230	3.6%
% of sales	41.2%	40.4%
Operating income	$669	$3,119	(78.6)%
Operating margin	0.5%	2.6%

Net sales from Schuh Group increased 1.6% to $123.8 million in the third quarter of Fiscal 2026 compared to $121.8 million in the third quarter of Fiscal 2025. The net sales increase for the third quarter of Fiscal 2026 includes a favorable impact of $3.7 million due to changes in foreign exchange rates and increased e-commerce comparable sales, partially offset by decreased same store sales. Schuh Group total comparable sales decreased 2% for the third quarter of Fiscal 2026. Schuh Group continued to contend with a challenging U.K. retail environment in the third quarter of Fiscal 2026. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the third quarter of Fiscal 2026. Schuh Group's sales decreased 1% on a local currency basis for the third quarter of Fiscal 2026. Schuh Group operated 119 stores at the end of the third quarter of Fiscal 2026, compared to 122 stores at the end of the third quarter of Fiscal 2025.

The 210 basis point decrease in operating margin for Schuh Group for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 was due to a 130 basis point decrease in gross margin as a percentage of net sales, reflecting increased promotional activity to match the competitive environment, partially offset by decreased shipping and warehouse expense. The decreased operating margin was also due to an 80 basis point increase in selling and administrative expenses as a percentage of net sales, reflecting deleverage of expenses in the third quarter of Fiscal 2026 on lower same store sales, especially selling salaries, professional fees and credit card expense, partially offset by decreased marketing expense.

Johnston & Murphy Group

	Three Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$81,157	$78,463	3.4%
Cost of sales	38,207	35,895
Gross margin	42,950	42,568	0.9%
% of sales	52.9%	54.3%
Selling and administrative expenses	43,545	42,659	2.1%
% of sales	53.7%	54.4%
Operating loss	$(595)	$(91)	NM
Operating margin	(0.7)%	(0.1)%

Johnston & Murphy Group net sales increased 3.4% to $81.2 million for the third quarter of Fiscal 2026 from $78.5 million for the third quarter of Fiscal 2025, primarily due to increased wholesale sales, partially offset by a 2% decrease in comparable sales. The decline in comparable sales was primarily driven by softer e-commerce trends due to a shift in marketing spend. Retail operations accounted for 70.6% of Johnston & Murphy Group's sales in the third quarter of Fiscal 2026 versus 74.0% in the third quarter of Fiscal 2025. The store count for Johnston & Murphy Group's retail operations at the end of the third quarter of Fiscal 2026 and Fiscal 2025 was 152 full-price retail and factory stores. The store total at the end of the third quarter of Fiscal 2025 included five stores in Canada. Johnston & Murphy Group closed its five Canadian stores at the end of Fiscal 2025.

The 60 basis point decrease in operating margin for Johnston & Murphy Group for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 reflects primarily a 140 basis point decrease in gross margin as a percentage of net sales due to a higher mix of wholesale sales as well as tariff impacts ahead of price increases in the wholesale channel, partially offset by improved initial margins in the retail channel as a result of price increases. The decrease in operating margin was partially offset by a 70 basis point decrease in selling and administrative expenses as a percentage of net sales for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 primarily due to decreased marketing expense and selling salaries, partially offset by increased depreciation expense.

Genesco Brands Group

	Three Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$34,587	$33,522	3.2%
Cost of sales	26,851	21,632
Gross margin	7,736	11,890	(34.9)%
% of sales	22.4%	35.5%
Selling and administrative expenses	7,195	8,161	(11.8)%
% of sales	20.8%	24.3%
Operating income	$541	$3,729	(85.5)%
Operating margin	1.6%	11.1%

Genesco Brands Group's net sales increased 3.2% to $34.6 million for the third quarter of Fiscal 2026 from $33.5 million for the third quarter of Fiscal 2025 primarily due to increased footwear sales of Dockers and private label, partially offset by decreased footwear sales of other licenses.

The decrease in operating margin for Genesco Brands Group for the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025 was primarily due to decreased gross margin as a percentage of net sales due to ongoing tariff pressure and higher closeout sales related to the exit of Levi's and other licenses. The decrease in operating margin was partially offset by decreased selling and administrative expenses as a percentage of net sales in the third quarter of Fiscal 2026 reflecting leverage of expenses as a result of increased revenue in the third quarter of Fiscal 2026, partially offset by increased professional fees and royalty expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the third quarter of Fiscal 2026 was $12.6 million compared to $9.7 million for the third quarter of Fiscal 2025. Corporate expense in the third quarter of Fiscal 2026 included asset impairment and other charges of $4.3 million for store restructuring, severance and asset impairments. Corporate expense in the third quarter of Fiscal 2025 included asset impairment and other charges of $0.1 million for asset impairments. The corporate expense decrease, excluding asset impairment and other charges, reflects decreased performance-based compensation expense in the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025.

Net interest expense decreased 27.1% to $0.9 million in the third quarter of Fiscal 2026 compared to $1.2 million in the third quarter of Fiscal 2025 primarily reflecting decreased revolver borrowings in North America, partially offset by increased revolver borrowings in the U.K. in the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025.

Results of Operations – First Nine Months of Fiscal 2026 Compared to First Nine Months of Fiscal 2025

Our net sales increased 3.6% to $1.64 billion in the first nine months of Fiscal 2026 compared to $1.58 billion in the first nine months of Fiscal 2025. The net sales increase compared to last year's first nine months reflects a 4% increase in comparable sales, including a 5% increase in same store sales reflecting investment in and a strategic focus on the store channel and a 1% increase in e-commerce comparable sales, a favorable foreign exchange impact and an increase in wholesale sales, partially offset by the impact of net store closings resulting from our store optimization efforts. The Journeys Group business was strong in the first nine months of Fiscal 2026 with comparable sales up 8%, fueled by strength in product assortment and other initiatives. Schuh Group comparable sales were down 2% for the first nine months of Fiscal 2026 reflecting the challenging retail environment in the U.K. Johnston & Murphy Group comparable sales were down 1% reflecting lower store sales in the first nine months of Fiscal 2026. By segment, Journeys Group sales increased 5%, Schuh Group sales increased 2% and Genesco Brands Group sales increased 5%, while Johnston & Murphy Group sales decreased 1% in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025. Schuh Group's sales decreased 2% on a local currency basis for the first nine months of Fiscal 2026.

Gross margin increased 1.7% to $759.8 million in the first nine months of Fiscal 2026 from $747.2 million in the first nine months of Fiscal 2025, but decreased as a percentage of net sales from 47.3% in the first nine months of Fiscal 2025 to 46.4% in the first nine months of Fiscal 2026. The overall decrease in gross margin as a percentage of net sales is due primarily to increased promotional activity at Schuh Group and lower margins at Genesco Brands Group related to the exit of Levi's and other licenses and the impact from tariffs, partially offset by decreased shipping and warehouse expense in Journeys Group and Schuh Group.

Selling and administrative expenses in the first nine months of Fiscal 2026 increased 1.4% to $789.0 million from $777.9 million compared to the first nine months of Fiscal 2025, but decreased 110 basis points as a percentage of net sales in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 from 49.3% to 48.2%. The decrease as a percentage of net sales reflects decreased occupancy expense and other cost savings initiatives.

Operating margin was (2.1)% in the first nine months of Fiscal 2026 compared to (2.0)% in the first nine months of Fiscal 2025. The overall decrease in operating margin for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 primarily reflects decreased gross margin as a percentage of net sales and higher asset impairment and other charges, partially offset by decreased expenses as a percentage of net sales.

The loss from continuing operations before income taxes ("pretax loss") for the first nine months of Fiscal 2026 was $38.2 million compared to a pretax loss of $35.9 million for the first nine months of Fiscal 2025. The pretax loss for the first nine months of Fiscal 2026 included asset impairment and other charges of $4.7 million for store restructuring, severance and asset impairments. The pretax loss for the first nine months of Fiscal 2025 included a $1.8 million charge for a distribution model transition in the Genesco Brands Group and asset impairment and other charges of $1.5 million for severance and asset impairments.

We had an effective income tax rate of 10.3% and (47.7)% in the first nine months of Fiscal 2026 and Fiscal 2025, respectively. The higher effective tax rate in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 reflects a $26.3 million U.S. valuation allowance recorded in the third quarter of Fiscal 2025 and the enactment of income tax law changes under the OBBBA in Fiscal 2026 and their interaction with our valuation allowance in the U.S. jurisdiction.

The net loss in the first nine months of Fiscal 2026 was $34.3 million, or $3.31 diluted loss per share, compared to a net loss of $53.3 million, or $4.90 diluted loss per share, in the first nine months of Fiscal 2025.

Journeys Group

	Nine Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$967,530	$920,808	5.1%
Cost of sales	492,712	469,486
Gross margin	474,818	451,322	5.2%
% of sales	49.1%	49.0%
Selling and administrative expenses	474,534	468,129	1.4%
% of sales	49.0%	50.8%
Operating income (loss)	$284	$(16,807)	NM
Operating margin	0.0%	(1.8)%

Net sales from Journeys Group increased 5.1% to $967.5 million in the first nine months of Fiscal 2026, compared to $920.8 million in the first nine months of Fiscal 2025. The net sales increase compared to the first nine months of Fiscal 2025 reflects an 8% increase in comparable sales, reflecting increased store sales, partially offset by a 5% decrease in the average number of stores in the first nine months of Fiscal 2026. The increased comparable sales in the first nine months of Fiscal 2026 was fueled by strength in Journeys Group's product assortment with brands across both casual and athletic posting strong gains and other initiatives. Journeys Group drove strong gains in conversion and transaction size for the first nine months this year.

The 180 basis point improvement in operating margin for Journeys Group for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 was due to decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expense as a result of increased revenue in the first nine months of Fiscal 2026, especially occupancy expense and selling salaries. The improvement in operating margin was also due to an increase in gross margin as a percentage of net sales reflecting lower markdowns and decreased shipping and warehouse expense, partially offset by decreased initial margins as a result of changes in brand mix. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Nine Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$346,276	$338,736	2.2%
Cost of sales	207,245	195,777
Gross margin	139,031	142,959	(2.7)%
% of sales	40.2%	42.2%
Selling and administrative expenses	144,504	138,397	4.4%
% of sales	41.7%	40.9%
Operating income (loss)	$(5,473)	$4,562	NM
Operating margin	(1.6)%	1.3%

Net sales from Schuh Group increased 2.2% to $346.3 million in the first nine months of Fiscal 2026 compared to $338.7 million in the first nine months of Fiscal 2025. Net sales for the first nine months of Fiscal 2026 includes a favorable impact of $12.8 million due to changes in foreign exchange rates and an increase in e-commerce comparable sales, partially offset by decreased same store sales. Schuh Group performance was impacted by the ongoing challenging U.K. retail environment in the first nine months of Fiscal 2026. Schuh Group's e-commerce business remains a key channel for consumer engagement, accounting for over 40% of its sales in the first nine months of Fiscal 2026. Schuh Group total comparable sales decreased 2% for the first nine months of Fiscal 2026. Schuh Group's sales decreased 2% on a local currency basis for the first nine months of Fiscal 2026.

Operating margin decreased 290 basis points for Schuh Group for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 due to decreased gross margin as a percentage of net sales, reflecting increased promotional activity, including increased loyalty redemptions and promotions to match the competitive environment, and changes in brand mix, partially offset by decreased shipping and warehouse expenses. In addition, selling and administrative expenses increased as a percentage of net sales, reflecting deleverage of expenses, especially occupancy expense and selling salaries, partially offset by decreased compensation expense.

Johnston & Murphy Group

	Nine Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$226,785	$228,707	(0.8)%
Cost of sales	105,540	106,277
Gross margin	121,245	122,430	(1.0)%
% of sales	53.5%	53.5%
Selling and administrative expenses	123,122	120,569	2.1%
% of sales	54.3%	52.7%
Operating income (loss)	$(1,877)	$1,861	NM
Operating margin	(0.8)%	0.8%

Johnston & Murphy Group net sales decreased 0.8% to $226.8 million for the first nine months of Fiscal 2026 from $228.7 million for the first nine months of Fiscal 2025, primarily due to decreased same store sales and a 3% decrease in the average number of stores in the first nine months of Fiscal 2026, partially offset by increased wholesale sales. Total comparable sales for Johnston & Murphy Group were down 1% for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025. Retail operations accounted for 74.9% of Johnston & Murphy Group's sales in the first nine months of Fiscal 2026 versus 76.0% in the first nine months of Fiscal 2025.

The 160 basis point decrease in operating margin for Johnston & Murphy Group for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 reflects increased selling and administrative expenses as a percentage of net sales for the first nine months of Fiscal 2026 primarily due to the deleverage of expenses, especially depreciation expense as a result of decreased revenue in the first nine months of Fiscal 2026. Gross margin as a percentage of net sales for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 was flat, as better retail margins were offset by lower wholesale margins due to tariff impacts ahead of price increases in the wholesale channel, a higher mix of wholesale sales and an increase in shipping and warehouse expense.

Genesco Brands Group

	Nine Months Ended
	November 1, 2025	November 2, 2024	% Change
	(dollars in thousands)
Net sales	$95,564	$90,862	5.2%
Cost of sales	70,900	60,397
Gross margin	24,664	30,465	(19.0)%
% of sales	25.8%	33.5%
Selling and administrative expenses	22,772	25,050	(9.1)%
% of sales	23.8%	27.6%
Operating income	$1,892	$5,415	(65.1)%
Operating margin	2.0%	6.0%

Genesco Brands Group's net sales increased 5.2% to $95.6 million for the first nine months of Fiscal 2026 from $90.9 million for the first nine months of Fiscal 2025 primarily due to increased sales of Levi's and private label footwear.

The decrease in operating margin for Genesco Brands Group for the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025 was primarily due to decreased gross margin as a percentage of net sales due to higher closeout sales related to the exit of Levi's and other licenses and the impact of tariffs as well as an unfavorable change in sales mix, partially offset by a $1.8 million inventory provision for a distribution model transition in the first nine months of Fiscal 2025. The decrease in operating margin was partially offset by decreased selling and administrative expenses as a percentage of net sales in the first nine months of Fiscal 2026 reflecting leverage of expenses as a result of increased revenue in the first nine months of Fiscal 2026 and decreased performance-based compensation expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first nine months of Fiscal 2026 was $28.8 million compared to $27.2 million for the first nine months of Fiscal 2025. Corporate expense in the first nine months of Fiscal 2026 included asset impairment and other charges of $4.7 million for store restructuring, severance and asset impairments. Corporate expense in the first nine months of Fiscal 2025 included asset impairment and other charges of $1.5 million for severance and asset impairments. The corporate expense decrease, excluding asset impairment and other charges, reflects decreased performance-based compensation expense and professional fees in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025, partially offset by increased compensation.

Net interest expense increased 6.8% to $3.7 million in the first nine months of Fiscal 2026 compared to $3.4 million in the first nine months of Fiscal 2025 primarily reflecting increased revolver borrowings in the U.K. and lower interest income, partially offset by decreased revolver borrowings in North America in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Nine Months Ended
Cash flow changes:	November 1, 2025	November 2, 2024	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(27,597)	$(29,108)	$1,511
Net cash used in investing activities	(52,185)	(27,396)	(24,789)
Net cash provided by financing activities	72,435	54,543	17,892
Effect of foreign exchange rate fluctuations on cash	374	384	(10)
Net decrease in cash and cash equivalents	$(6,973)	$(1,577)	$(5,396)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $1.5 million lower in the first nine months of Fiscal 2026 compared to the first nine months of Fiscal 2025, reflecting primarily the following factors:

•
a $63.8 million increase in cash flow from changes in prepaids and other current assets, primarily reflecting the receipt of a $58.3 million income tax refund receivable; partially offset by

•
a $52.9 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in buying patterns in the first nine months of Fiscal 2026.

Cash used in investing activities was $24.8 million higher for the first nine months of Fiscal 2026 as compared to the first nine months of Fiscal 2025 reflecting increased capital expenditures primarily related to investments in retail stores.

Cash provided by financing activities was $17.9 million higher in the first nine months of Fiscal 2026 as compared to the first nine months of Fiscal 2025 primarily reflecting increased net borrowings.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2025.

As of November 1, 2025, we have borrowed $65.0 million U.S. revolver borrowings, $4.8 million (CAD $6.7 million) revolver borrowings related to GCO Canada ULC and $19.7 million (£15.0 million) related to Schuh revolver borrowings. The Facility Agreement in the U.K. was extended through February 28, 2026. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of November 1, 2025.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2026 and the foreseeable future.

On January 17, 2025, we executed Form 870 with the Internal Revenue Service ("IRS") exam team and began the process of completing the separate Joint Committee on Taxation ("JCT") review of our outstanding U.S. Federal tax refund claim for the Fiscal 2014 to Fiscal 2021 tax periods. As of February 1, 2025, we estimated the refund outstanding to be $59.3 million including interest. During the first quarter of Fiscal 2026, the JCT finalized their review with no changes to the claim and the IRS began the process of issuing the refund. The balance outstanding increased to $60.2 million as a result of additional accrued interest. We received $58.3 million of the refund during the second quarter of Fiscal 2026. The remaining $1.9 million outstanding represents additional interest not yet paid by the IRS as of November 1, 2025. As such, the $1.9 million receivable is classified as prepaids and other current assets on the Condensed Consolidated Balance Sheets as of November 1, 2025. We received $1.5 million of the remaining interest due from the IRS in November 2025 and expect to receive the majority of the remaining $0.4 million interest in the fourth quarter of Fiscal 2026.

Contractual Obligations

Our contractual obligations at November 1, 2025 increased 26% compared to February 1, 2025, primarily due to increased long-term debt and lease obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2026 are expected to be approximately $55 to $65 million of which approximately 80% is for new stores and renovations and 20% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares of our common stock during the third quarter of Fiscal 2026. We repurchased 604,531 shares of our common stock during the first nine months of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. We have $29.8 million remaining as of November 1, 2025 under our expanded share repurchase authorization announced in June 2023. We repurchased 17,922 shares of our common stock during the third quarter of Fiscal 2025 at a cost of $0.4 million, or an average cost of $24.50 per share, and repurchased 399,633 shares of common stock during the first nine months of Fiscal 2025 at a cost of $9.8 million, or an average cost of $24.49 per share. During the fourth quarter of Fiscal 2026, through December 11, 2025, we have not repurchased any shares of our common stock.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the third quarter of Fiscal 2026 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of November 1, 2025, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 2025
8-3-25 to 8-30-25(1)	—	$—	—	$29,755
8-3-25 to 8-30-25(2)	342	$24.49

September 2025
8-31-25 to 9-27-25(1)	—	$—	—	$29,755

October 2025
9-28-25 to 11-1-25 (1)	—	$—	—	$29,755
9-28-25 to 11-1-25 (2)	1,296	$29.83	—
Total	1,638	$28.71	—	$29,755

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

Item 5. Other Information

Insider Trading Arrangements

During the third quarter of Fiscal 2026, no director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 1, 2025, February 1, 2025 and November 2, 2024, (ii) Condensed Consolidated Statements of Operations for each of the three and nine months ended November 1, 2025 and November 2, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended November 1, 2025 and November 2, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2025 and November 2, 2024, (v) Condensed Consolidated Statements of Equity for each of the three and nine months ended November 1, 2025 and November 2, 2024, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Cassandra E. Harris
Cassandra E. Harris
Senior Vice President - Finance and Chief Financial Officer

Date: December 11, 2025