Form 10-K
period 2026-01-31
GENESCO INC
filed 2026-03-25
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $255,000,000. The market value calculation was determined using a per share price of $23.64, the price at which the common stock was last sold on the New York Stock Exchange on August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by nonaffiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 13, 2026, 10,858,224 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Certain portions of registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "report") includes certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this report and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the imposition of tariffs (including the timing and amount thereof) on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; store closures and effects on the business as a result of civil disturbances; our ability to renew our license agreements; impacts of the ongoing geopolitical conflicts around the world; other sources of market weakness in the locations in which we operate; the effectiveness of our omni-channel initiatives; costs associated with changes in minimum wage and overtime requirements; wage pressures; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; retained liabilities associated with divestitures of businesses including potential liabilities under leases as the prior tenant or as a guarantor of certain leases; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to realize anticipated cost savings in connection with the restructuring of our information technology functions; amount and timing of share repurchases; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems or as the result of the restructuring of our information technology functions; changes in tax laws and tax rates and our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Item 1A, "Risk Factors".

PART I

ITEM 1. BUSINESS

General

Genesco Inc., incorporated in 1934 in the State of Tennessee, is a leading retailer and wholesaler of branded footwear, apparel and accessories with net sales for Fiscal 2026 of $2.4 billion. During Fiscal 2026, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys®, Journeys Kidz® and Little Burgundy® retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy® retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy® brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers® ("Dockers") and Levi's® ("Levi's") brands, as well as other brands we license for footwear. We also source, design, market and distribute footwear, apparel and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Levi's® brand and other brands that we license for footwear to over 900 retail accounts in the United States, including a number of leading department, discount, and specialty stores as well as e-commerce retailers. Our license with Levi's expires in May 2026 and we are in the process of exiting that business.

During the second quarter of Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. ("Kontoor") to design, source market and distribute men's, women's and children's footwear under the Wrangler® brand ("Wrangler"). We expect to launch the first Wrangler footwear collection under the licensing agreement in the Fall of calendar year 2026.

During the third quarter of Fiscal 2026, we announced the formation of the Journeys Global Retail Group which unites Journeys, Schuh and Little Burgundy. This alignment creates a powerful opportunity across our retail banners to position the business as the world’s leading style-led, youth footwear retail group, with a sharp focus on the female consumer. The Journeys Global Retail Group will boost our global voice, unlock greater growth potential for brand partners and elevate our world-class talent.

At January 31, 2026, we operated 1,236 retail footwear, apparel and accessory stores located primarily throughout the United States and Puerto Rico, including 63 footwear stores in Canada and 118 footwear stores in the United Kingdom ("U.K.") and the Republic of Ireland ("ROI"). We plan to open a total of approximately 23 new retail stores and to close approximately 75 retail stores in Fiscal 2027 as part of our ongoing store optimization efforts.

The following table sets forth certain additional information concerning our retail footwear, apparel and accessory stores during the five most recent fiscal years as we optimize our retail footprint and adapt to changing consumer shopping behavior:

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026
Retail Stores
Beginning of year	1,460	1,425	1,410	1,341	1,278
Opened during year	6	28	32	12	23
Closed during year	(41)	(43)	(101)	(75)	(65)
End of year	1,425	1,410	1,341	1,278	1,236

Shorthand references to fiscal years (e.g., “Fiscal 2026”) refer to the fiscal year ended on the Saturday nearest January 31st in the named year (e.g., January 31, 2026). Fiscal 2026 and 2025 were 52-week years and Fiscal 2024 was a 53-week year. The terms "Company," "Genesco," "we," "our" or "us" as used herein and unless otherwise stated or indicated by context refer to Genesco Inc. and its subsidiaries. All information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is referred to in this Item 1 of this report, is incorporated by such reference in Item 1.

Strategy

Across our company, we aspire to create and curate leading footwear brands that represent style, innovation and self-expression and to be the destination for our consumers' favorite fashion footwear. Each of our businesses has a strong strategic position grounded in a deep and ever-evolving understanding of the customers it serves. We strive to build enduring relationships with our target customers, leveraging our deep consumer and market insights. We seek to excite and constantly exceed customer expectations by delivering distinctive products and experiences, using our deep direct-to-consumer expertise across physical and digital channels. The strength of our concepts and the advantages we have built over time have established long-lasting leadership positions that make our footwear businesses outstanding on their own, but what they share through the benefit of synergies makes them even stronger together. We have evolved our strategy to focus more closely around the consumer with our footwear first strategy, comprised of four strategic growth drivers: 1) create and curate winning product, 2) elevate our distinctive retail and consumer brands, 3) deliver exceptional consumer experiences, and 4) build amazing teams. We anticipate continuing to optimize our store footprint in the future, concentrating on locations that we believe will be most productive, as well as closing certain stores, but improving productivity in our existing locations and investing in store remodels, technology and infrastructure to support omni-channel retailing.

We have made acquisitions, including the acquisitions of the Schuh Group in June 2011, Little Burgundy in December 2015 and Togast in January 2020. We expect to concentrate our efforts on opportunities to leverage our direct-to-consumer capabilities to grow our branded platform and leverage its strategies at the appropriate time going forward.

More generally, we work to develop strategies to mitigate the risks we view as material, including those discussed under the caption “Forward Looking Statements,” above, and those discussed in Item 1A, "Risk Factors". Among the most important of these factors are those related to consumer demand. Conditions in the economy can affect demand, resulting in changes in sales and, as prices are adjusted to drive sales and manage inventories, in gross margins. Because fashion trends influencing many of our target customers can change rapidly, we believe that our ability to react quickly to those changes has been important to our success. Even when we succeed in aligning our merchandise offerings with consumer preferences, those preferences may affect results, for example, by driving sales of products with lower average selling prices or products which are more widely available in the marketplace and thus more subject to competitive pressures than our typical offering. Moreover, economic factors, such as inflation, supply chain disruptions and increased logistics costs, and any future economic contraction, inflationary trends, and changes in tax and tariff policies, may reduce the consumer’s disposable income or willingness to purchase discretionary items, and thus may reduce demand for our merchandise, regardless of our skill in detecting and responding to fashion trends. We believe our experience and discipline in merchandising and the buying power associated with our relative size and importance in the industry segments in which we compete are important factors in our ability to mitigate risks associated with changing customer preferences and other changes in consumer demand.

Segments

Journeys Group

The Journeys Group accounted for 61% of our net sales in Fiscal 2026. Journeys stores target customers in the 13 to 22 year age group through the use of youth-oriented trends and multi-channel media. Journeys stores carry predominately branded merchandise across a wide range of prices. The Journeys Kidz stores sell footwear and accessories primarily for younger children, toddler age to 12 years old. Little Burgundy stores sell footwear and accessories to fashion-oriented men and women in the 21 to 34 year age group ranging from students to young professionals.

At January 31, 2026, Journeys Group operated 965 stores, including 741 Journeys stores, 194 Journeys Kidz stores and 30 Little Burgundy stores averaging approximately 2,100 square feet, located primarily in malls and factory outlet centers throughout the United States, Puerto Rico and Canada, selling footwear and accessories for children, teenagers and young adults. Journeys

Group's e-commerce websites include the following: journeys.com, journeyskidz.com, journeys.ca and littleburgundyshoes.com. In Fiscal 2026, the Journeys Group closed a net of 41 stores.

Schuh Group

The Schuh Group accounted for 21% of our net sales in Fiscal 2026. Schuh Group stores target teenagers and young adults in the 16 to 24 year age group, selling a broad range of branded casual and athletic footwear. At January 31, 2026, Schuh Group operated 118 Schuh stores, averaging approximately 4,950 square feet, which include both street-level and mall locations in the U.K. and the ROI. Schuh Group's e-commerce websites are schuh.co.uk, schuh.ie and schuh.eu. In Fiscal 2026, Schuh Group closed a net of six stores.

Johnston & Murphy Group

The Johnston & Murphy Group accounted for 13% of our net sales in Fiscal 2026. All sales of Johnston & Murphy Group's retail and wholesale businesses are of the Genesco-owned Johnston & Murphy brand.

Johnston & Murphy Retail Operations. At January 31, 2026, Johnston & Murphy operated 153 retail shops and factory stores in the United States averaging approximately 1,950 square feet and selling footwear, apparel and accessories primarily for men in the 25 to 55 year age group. Johnston & Murphy retail shops are located primarily in higher-end malls and airports nationwide and sell a broad range of men’s casual and dress footwear, apparel and accessories. Women’s footwear, apparel and accessories are sold in select Johnston & Murphy locations. We also sell Johnston & Murphy products directly to consumers through the johnstonmurphy.com e-commerce website. Footwear accounted for 52% of Johnston & Murphy retail sales in Fiscal 2026, with the balance consisting primarily of apparel and accessories. Johnston & Murphy Group opened a net of five shops and factory stores, including three shops and two factory stores, in Fiscal 2026.

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

Genesco Brands Group

The Genesco Brands Group segment accounted for 5% of our net sales in Fiscal 2026. Genesco Brands Group designs and sources licensed footwear under the Wrangler, Dockers and Levi's brand names, among others. In the second quarter of Fiscal 2026, we signed a licensing agreement with Kontoor to design, source, market and distribute men's, women's and children's footwear under the Wrangler brand. The Wrangler product will be distributed through wholesale channels, including western specialty, farm and ranch, outdoor, sporting goods and premium family footwear retailers with suggested retail prices ranging from $50 to $180. The products will also be available through wrangler.com. During Fiscal 2026, Dockers footwear was marketed to men aged 30 to 55 through many of the same national retail chains that carry Dockers pants and sportswear and in department and specialty stores across the country. Suggested retail prices for Dockers footwear generally range from $40 to $90. Our license with Levi's expires in May 2026 and we are in the process of exiting that business. In the fourth quarter of Fiscal 2022, we signed a licensing agreement with STARTER to be their exclusive U.S. and Canadian footwear licensee for athletic footwear. We design and source the STARTER brand footwear for men, women and children with suggested retail prices ranging from $49 to $120. Genesco Brands Group e-commerce website is nashvilleshoewarehouse.com.

Manufacturing and Sourcing

We rely on independent third-party manufacturers for production of our footwear products sold at Johnston & Murphy Group and Genesco Brands Group. We source footwear and accessory products from foreign manufacturers located in Bangladesh,

Brazil, Cambodia, China, India, Italy, Pakistan, Peru, Portugal, Sri Lanka, Turkey and Vietnam. Our Journeys Group and Schuh Group businesses sell primarily branded products from third parties who source primarily overseas.

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

Licenses

We own our Johnston & Murphy® brand and own or license the trade names of our retail concepts either directly or through wholly-owned subsidiaries. The Wrangler® footwear line, which will be introduced in the fall of calendar year 2026, will be sold under a license agreement granting us the exclusive right to sell men's, women's and children's footwear under the trademark in the U.S. and its territories and possessions, including Puerto Rico, and Canada. The Wrangler license agreement expires December 31, 2030, with a renewal term through December 31, 2035 if mutually agreed upon by April 1, 2029. In the first quarter of Fiscal 2027, we signed a new license agreement with Authentic Brands Group ("ABG") for the Dockers® footwear line which was first introduced in Fiscal 1993. The Dockers brand was previously owned by Levi Strauss & Co. Under the new license agreement, ABG is granting us the exclusive right to sell men’s, women's and children's footwear under the trademark in the U.S. and its territories and possessions, including Puerto Rico, and Canada. The new Dockers license agreement expires December 31, 2031. The STARTER license agreement expires December 31, 2026. Our license agreement with Levi Strauss & Co. expires May 30, 2026 and we are in the process of exiting that business. We license certain other footwear brands, mostly in foreign markets. License royalty income was not material in Fiscal 2026.

Wholesale Backlog

Most of the orders in our wholesale divisions are for delivery within 150 days. Historically, most of our business has been at-once, and as a result, the backlog at any one time has not necessarily been indicative of future sales. As of February 28, 2026, our wholesale operations had a backlog of orders, including unconfirmed customer purchase orders, amounting to approximately $55.9 million, compared to approximately $57.1 million as of March 1, 2025. The backlog is somewhat seasonal, reaching a peak in the spring.

Corporate Responsibility Initiatives

As a leading retailer and wholesaler of branded footwear, apparel and accessories, we strive to make a positive impact on our industry, our communities and our planet by committing to transparent, socially conscious, and sustainable business practices. We believe that our practices should serve our shareholders, employees, customers and business partners.

During Fiscal 2026, we completed our fourth measurements or baselines for our greenhouse gas emissions. We issued our second corporate responsibility report in Fiscal 2026 which can be found at www.genesco.com. Our website address is provided as an inactive textual reference only. The information provided on our website is not a part of this report, and therefore is not incorporated herein by reference.

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

Human Capital

Our Employees

We had approximately 16,000 employees as of January 31, 2026, with approximately 13,000 employed in the United States and Canada, and approximately 3,000 in the U.K. and the ROI. The majority of our workforce consists of retail-based, customer-facing employees with approximately 70% part-time and 30% full-time as of January 31, 2026.

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

In 2025, we updated our comprehensive human rights policy with its commitment to respecting human rights and belief in fundamental standards that support our commitment to treat our employees, customers and business partners with integrity, trust and respect. Our human rights policy addresses our internal business ethics and code of conduct policies and principles embedded in our business operations, and is guided by the United Nations Guiding Principles on Business and Human Rights, the UN Universal Declaration of Human Rights, and the Organization for Economic Cooperation and Development ("OECD") Guidelines for Multi National Enterprises.

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

We have implemented processes and systems to allow for the expedient response and resolution of data subject to access requests in accordance with existing privacy laws and regulations that are applicable to our business, including GDPR and CCPA.

Community

Building better communities is part of our everyday values. Our community outreach initiatives support underserved communities including our unique signature community outreach programs Cold Feet, Warm Shoes, the Make a Difference Charity Golf Tournament benefitting United Way and Schuh’s Do More Good program. In addition, the Company and our employees engage through community sponsorship and leadership, including actively supporting the United Way of Greater Nashville’s annual campaign, among other initiatives.

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

We are committed to bringing a wide range of skills, expertise and perspectives to our Board, which is comprised of 67% of members who are diverse in either gender and/or ethnicity as of January 31, 2026.

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

Mimi Eckel Vaughn, 59, Board Chair, President, Interim Chief Financial Officer and Chief Executive Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president - finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president - finance and chief financial officer until her replacement was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and a member of the Board of Directors. Ms. Vaughn was appointed chief executive officer of the Company on February 2, 2020. In July 2020, Ms. Vaughn was appointed Board chair of the Company. As of March 6, 2025, Ms. Vaughn became the Company's interim chief financial officer until the Company names a successor. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey and Company in Atlanta.

Parag D. Desai, 51, Senior Vice President - Chief Strategy and Digital Officer. Mr. Desai joined the Company in 2014 as senior vice president of strategy and shared services. He was named chief strategy and digital officer in May 2021. Prior to joining the Company, Mr. Desai spent 14 years with McKinsey and Company, including seven years as a partner. Previously, Mr. Desai also held business development and technology positions at Outpace Systems and Booz Allen & Hamilton.

Cassandra E. Harris, 53, Principal Accounting Officer. Ms. Harris joined the Company in October 2024 as senior vice president of finance and chief financial officer. She was named the Company's principal accounting officer in December 2024. As previously announced, Ms. Harris resigned as senior vice president - finance and chief financial officer, effective March 6, 2026. Ms. Harris will continue to serve as the Company's principal accounting officer through the filing of this report. Ms. Harris has an extensive background of chief financial officer and finance leadership roles in retail and consumer brands companies. Prior to joining Genesco, she most recently served as chief financial officer for Artisan Design Group from 2023 to 2024. Previously, Ms. Harris was chief financial officer and chief operating officer of publicly-held Tupperware Brands Corporation from 2019 to 2022. Prior to joining Tupperware Brands Corporation, Ms. Harris spent almost 10 years at VF Corporation from 2008 to 2017 where she served in multiple senior leadership roles.

Scott E. Becker, 58, Senior Vice President - General Counsel and Corporate Secretary. In October 2019, Mr. Becker joined the Company as senior vice president, general counsel, and corporate secretary. Prior to joining the Company, Mr. Becker served in a variety of roles with increasing responsibility for Nissan Group of North America and Latin America since 2006. Since 2009, he was a senior vice president with responsibilities for Nissan’s legal, government affairs, finance, strategy and administration. From 2006 to 2009, he served as Nissan’s general counsel, corporate secretary and vice president, legal and government affairs. Prior to joining Nissan, Mr. Becker served in various legal roles at Sears Holdings Corporation. Mr. Becker began his legal career with several Chicago area law firms.

Daniel E. Ewoldsen, 56, Senior Vice President. Mr. Ewoldsen is a 22-year Johnston & Murphy veteran. He joined Johnston & Murphy in 2003 as vice president store operations and was later promoted to vice president store and consumer sales in 2006. He was named executive vice president, Johnston & Murphy Retail and E-Commerce in 2013, president of Johnston & Murphy Group in February 2018 and named senior vice president of Genesco in July 2019. Prior to joining Genesco, Mr. Ewoldsen was with Wilsons Leather from 1996 to 2002 serving in roles with increasing responsibilities, including vice president of stores for the El Portal division.

Andrew I. Gray, 48, Senior Vice President. Mr. Gray joined the Company in January 2024 as senior vice president and president of the Journeys Group. He was named chief executive officer of the newly formed Journeys Global Retail Group in September 2025. Journeys Global Retail Group unites Journeys, Schuh and Little Burgundy under one leadership. Prior to joining Genesco, he served over two decades in several senior leadership positions at Foot Locker. Mr. Gray most recently served as executive vice president, global president of Foot Locker, Kids Foot Locker, Champs Sports and Sidestep, a position he held from June 2022 until his departure from the company in January 2023. Previously, Mr. Gray served as executive vice president, chief commercial officer from July 2020 to June 2022, chief merchandising officer from October 2017 to July 2020, general manager of Foot Locker and Lady Foot Locker North America from February 2016 to October 2017, and as vice president and general merchandise manager of Foot Locker Europe from July 2013 to February 2016. During his time at Foot Locker, he developed a multi-dimensional skill set spanning merchandising, general management, retail and digital, consumer insight, brand building and global leadership.

Matthew N. Johnson, 61, Vice President and Treasurer. Mr. Johnson joined the Company in 1993 as manager, corporate finance and was elected assistant treasurer in December 1993. He was elected treasurer in June 1996. He was named vice president finance in October 2006 and renamed treasurer in April 2011 after a period of service as chief financial officer of one of the Company's divisions. Prior to joining the Company, Mr. Johnson was a vice president in the corporate and institutional banking division of The First National Bank of Chicago.

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
•
the level of consumer debt;
•
pricing of products, including the impact of the imposition of tariffs;
•
interest rates;
•
public health issues (including pandemics and quarantines);
•
tax rates, refunds and policies;
•
civil disturbances;
•
war, terrorism and other geopolitical hostilities; and
•
consumer confidence in future economic conditions.

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. We generally sell discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns, which may decrease sales and gross margin and make expense leverage difficult to achieve. In addition, inflationary pressure on the products we sell might limit our ability to pass on cost increases to our customers resulting in gross margin impact or reduced demand. Demand can also be influenced by other factors beyond our control.

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

A number of factors have historically affected, and will continue to affect, our results and gross margin, including:

(i) consumer trends, such as less disposable income due to the impact of economic conditions, tax policies and other factors;

(ii) the lack of new fashion trends to drive demand in certain of our businesses and our ability to adjust to changes in fashion trends on a timely basis;

(iii) closing of department stores that anchor malls or a significant number of non-anchor mall formats;

(iv) competition;

(v) declining mall traffic due to changing customer preferences in the way they shop;

(vi) timing of holidays, including sales tax holidays and the timing of tax refunds;

(vii) general regional and national economic conditions;

(viii) inclement weather;

(ix) new merchandise introductions and changes in our merchandise mix;

(x) our ability to distribute merchandise efficiently to our stores;

(xi) timing and type of sales events, promotional activities or other advertising;

(xii) our ability to adapt to changing customer e-commerce preferences;

(xiii) access to allocated product from our vendors;

(xiv) our ability to realize anticipated cost reductions;

(xv) our ability to execute our business strategy effectively; and

(xvi) other external events beyond our control.

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

Our success depends in part on the value and strength of the names of our business units. These names are integral to our businesses as well as to the implementation of our strategies for expanding our businesses. Maintaining, promoting, and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums. Failure to comply, or accusation of failure to comply, with ethical, social, health, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer, regulatory and employee actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

Our success depends on our ability to respond to changing consumer preferences, identify and interpret consumer trends, and successfully market new products.

The industry in which we operate is subject to rapid changes in fashion and consumer preferences. The continued popularity of our footwear and apparel and the development and selection of new lines and styles of footwear and apparel with widespread consumer appeal, requires us to accurately identify and interpret changing consumer trends and preferences and to effectively respond in a timely manner. Continuing demand and market acceptance for both existing and new products are uncertain and depend on substantial investment in product innovation, design and development, an ongoing commitment to product quality and significant and sustained marketing efforts and expenditures.

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

There is uncertainty in the markets in which we operate regarding potential policies related to issues surrounding global environmental sustainability. Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Changes in the legal or regulatory environment affecting responsible sourcing, transportation cost, supply chain transparency, the effects of climate change or environmental protection, among others, including regulations to increase disclosure related to greenhouse gas emissions, to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in a material adverse effect on our business or increased compliance costs for us and our business partners.

Our results may be adversely affected by declines in consumer traffic in malls.

The majority of our stores are located within shopping malls and depend to varying degrees on consumer traffic in the malls to generate sales. We cannot control the success of malls, and an increase in store closures by other retailers may lead to reduced foot traffic, mall vacancies and mall bankruptcies. Declines in mall traffic may negatively impact our ability to maintain or grow our sales in existing stores, which could have an adverse effect on our financial condition or results of operations.

Our results of operations are subject to seasonal and quarterly fluctuations.

Our business is seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter of our fiscal year, which includes the holiday shopping season. As a result, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changing our operations or strategies in other quarters. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic or deteriorating economic conditions could result in lower than expected sales during the holiday shopping season or other periods in which we anticipate higher net sales, which could materially adversely impact our financial condition and results of operations. Our quarterly results of operations also may fluctuate significantly based on other factors such as:

(i) the timing of new store openings and renewals;

(ii) the amount of net sales contributed by new and existing stores;

(iii) the timing of certain holidays and sales events;

(iv) changes in quarter end dates due to changes in the length of our fiscal year from year to year;

(v) changes in our merchandise mix;

(vi) weather conditions that affect consumer spending; and

(vii) actions of competitors.

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

The retail footwear and accessory markets are intensely competitive. We currently compete against a diverse group of retailers, including regional and national specialty stores, department and discount stores, small independents and e-commerce retailers, and our own vendors who are increasingly selling the same or similar products direct-to-consumers. Our branded businesses, selling footwear at wholesale, also face intense competition, both from other branded wholesale vendors and from private label initiatives of their retailer customers. A number of different competitive factors could have a material adverse effect on our business, including:

(i) increased operational efficiencies of competitors;

(ii) competitive pricing strategies;

(iii) expansion by existing competitors;

(iv) expansion of direct-to-consumer selling by our vendors;

(v) entry by new competitors into markets in which we currently operate; and

(vi) adoption by existing retail competitors of innovative store formats or sales methods.

If our online e-commerce sites, or those of our customers, do not function effectively or meet the expectations or preferences of our customers, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites and third-party e-commerce sites. Consumers are also increasingly using mobile-based applications to engage with us and our competitors through digital experiences that are offered on mobile platforms, and we are increasingly using social media to interact with our consumers. Any failure to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products and that continually meet the evolving expectations of online shoppers or any failure to provide attractive digital experiences could place us at a competitive disadvantage, result in the loss of sales, and have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Investments and Infrastructure Risks

We face a number of risks in opening new stores and renewing leases on existing stores.

We may open new stores, both in regional malls, where most of the operational experience of our U.S. businesses lies, and in other venues including outlet centers, airports and other off-mall locations. We cannot offer assurances that we will be able to open as many stores as we have planned, that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we already operate will not have a material adverse effect on the revenues and profitability of our existing stores. In addition to the risks already discussed for existing stores, the success of any planned expansion or remodels is dependent upon numerous factors, many of which are beyond our control, including the following:

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

Acquisitions have been a component of our growth strategy and we expect that in the future we may engage in acquisitions or launch new businesses to grow our revenues and meet our other strategic objectives. If acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Acquisitions or new businesses may also divert management's attention and may not achieve desired profitability objectives or result in any anticipated successful expansion of the businesses or concepts, causing lower than expected earnings and cash flow and potentially requiring impairment of goodwill and other intangibles. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, we cannot offer assurance that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs or liabilities associated with the acquisitions. We may also incur significant costs and diversion of management time and attention in connection with pursuing possible acquisitions even if the acquisition is not ultimately consummated.

Additionally, we have in the past and may in the future divest assets or businesses. Following any such divestitures, we may retain or incur liabilities relating to our previous ownership of the assets or business that we sell. Any required payments on retained liabilities or indemnification obligations with respect to past or future asset or business divestitures could have a material adverse effect on our business or results of operations. Dispositions may also involve our continued financial involvement in the divested business, such as through guarantees. Under these arrangements, performance by the divested businesses or conditions outside our control could adversely affect our business and results of operations.

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

In connection with acquisitions, we record goodwill on our Consolidated Balance Sheets. This asset is not amortized, but is subject to an impairment test at least annually, where we have the option to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment we conclude that the asset is impaired, we are required to determine the fair value of the asset using a quantitative impairment test that is based on projected future cash flows from the acquired business discounted at a rate commensurate with the risk we consider to be inherent in our current business model. We perform the impairment test annually at the beginning of the fourth quarter of our fiscal year, or more frequently if events or circumstances indicate that the value of the asset might be impaired.

Deterioration in our equity market value, whether related to our operating performance or to disruptions in the equity markets or deterioration in the operating performance of the business unit with which goodwill is associated could cause us to recognize the impairment of some or all of the $9.5 million of goodwill on our Consolidated Balance Sheets at January 31, 2026, resulting in the reduction of net assets and a corresponding non-cash charge to earnings in the amount of the impairment.

Technology, Data Security and Privacy Risks

The operation of our business is heavily dependent on our information systems.

We depend on information technology systems for the efficient functioning of our business (including multiple e-commerce websites) and security of information. Much information essential to our business is maintained electronically, including competitively sensitive information and personal information about customers and employees.

Despite our preventative efforts, our information technology systems and websites may be vulnerable to damage or interruption from events such as computer viruses, security breaches, errors by third-party providers, power outages and difficulties in replacing or integrating the systems of acquired businesses. Any material disruption to our information systems could adversely affect our operations and financial results.

Our insurance policies may not cover business interruption, security breaches and similar incidents or may have limits inadequate for such losses. We rely on hardware and software vendors, including cloud-service providers, to maintain and upgrade many of these systems so that they can continue to support our business. The inability to maintain and upgrade these systems and software programs or the failure of third-party providers on which we rely could disrupt or reduce the efficiency of our operations. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations or leave us vulnerable to security breaches. In addition, we are transforming our information technology delivery mode, including transferring certain technology services to a third-party partner. These efforts involve risks, including delays, increased costs, service interruptions, challenges in managing third-party performance, and the possibility that expected benefits may not be realized.

We rely heavily on our information technology staff. Changes to our information technology organization in connection with the transformation of our information technology delivery model may result in employee attrition. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives or provide maintenance on existing systems. A disruption to our information systems or those of our third-party providers could result in lost sales and increased costs and could have a material adverse effect on our business and results of operations.

Our Information Technology Restructuring Initiative May Not Achieve Expected Results and Could Disrupt Our Business Operations.

As part of our information technology transformation, we are transitioning certain information technology services to a third-party service provider. The services being transitioned include infrastructure, networking and technology operations, automation and AI, application development and support, quality assurance and testing, service desk operations, security operations support, and compliance support. We expect to retain a substantial amount of our current information technology staff to manage strategic functions and oversee third-party service providers. We expect this information technology restructuring initiative to be ongoing at least through Fiscal 2027. This transition involves significant operational changes and presents a number of risks, including:

•
difficulties integrating third-party systems, technologies, and personnel with our existing operations;
•
potential disruptions to our business operations during the transition period;
•
our inability to maintain continuity and consistency of service levels during and after the transition;
•
failure by third-party service providers to perform as expected or to meet contractual service level commitments;
•
increased reliance on third-party service providers to maintain the security and integrity of our information systems, data and intellectual property, and our inability to directly control such providers' security and data protection practices;
•
the loss or reallocation of institutional knowledge and the potential loss of key personnel;
•
greater than anticipated resources associated with the transition;
•
potential exposure to service interruptions arising from factors outside of our control, including failures by third-party service providers, their subcontractors, or other service providers in the supply chain; and
•
challenges in effectively managing the retained information technology organization alongside third-party service providers, including potential difficulties coordinating activities and maintaining clear lines of responsibility.

We rely on third-party service providers to process, store, and manage substantial amounts of sensitive information, including proprietary business information, intellectual property, and confidential data. Although our agreements with third-party service providers include contractual provisions designed to protect privacy, security, and the appropriate use of AI, we have limited ability to directly control the practices of third parties. There can be no assurance that (i) such contractual protections will be effective or that our service providers will comply with them or (ii) we will be able to obtain licenses, services, or technology from these third-party providers on commercially acceptable terms. Evolving laws and standards governing AI may impose new contractual, technical, and reporting requirements that increase costs and limit how third-party service providers can process our data. Vulnerabilities, failures of safeguards, or security breaches at these third-party providers could compromise the confidentiality, integrity, or availability of our systems or data and lead to regulatory investigations, litigation, contractual liabilities, remediation expenses, and reputational damage. Cyber and professional liability insurance, whether ours or our service providers’, may not cover all types of losses, may be subject to significant deductibles, and may not be available on acceptable terms in the future. If the information technology restructuring initiative takes longer to accomplish than projected, does not achieve its intended benefits, results in higher than anticipated costs, or causes service disruptions, our business, financial condition, and results of operations could be materially adversely affected.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business.

As a retailer who accepts payments using a variety of methods, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For certain payment methods, we pay interchange and other fees, which can increase over time and raise our operating costs. We rely on third parties to provide payment processing services. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

We are also subject to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit weaknesses in payment systems. We completed the implementation of Europay, Mastercard and Visa ("EMV") technology and received certification in Fiscal 2018; however future upgrades to our systems could expose us to the fraudulent use of credit cards and increased costs, including possible fines and restrictions on our ability to accept payments by credit or debit cards, if we were not to receive recertification. Because we accept debit and credit cards for payment, we are also subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the Payment Card Industry Security Standards Council. Additionally, we have implemented technology in our stores to allow for the acceptance of EMV credit transactions and point-to-point encryption. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. Even if we comply with PCI DSS standards and offer EMV and point-to-point encryption technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

The Payment Card Industry (“PCI”) is controlled by a limited number of vendors who may impose changes in the fee structure and operational requirements on us without negotiation. Such changes may result in our failure to comply with PCI DSS, and cause us to incur significant unanticipated expenses.

A privacy breach, through a cybersecurity incident or otherwise, or failure to comply with privacy laws could materially adversely affect our business.

As part of normal operations, we and our third-party vendors and partners, receive and maintain confidential and personally identifiable information (“PII”) about our customers and employees, and confidential financial, intellectual property, and other information. We regard the protection of our customer, employee, and company information as critical. The regulatory environment surrounding information security and privacy is very demanding, with the frequent imposition of new and changing requirements some of which involve significant costs to implement and significant penalties if not followed properly. Despite our efforts to secure our computer network and systems, a cybersecurity breach, whether targeted, random, or inadvertent, and whether at the hands of cyber criminals, hackers, rogue employees or other persons, may occur and could go undetected for a period of time, resulting in a material disruption of our computer network, a loss of valuable information, including without limitation customer or employee PII, and/or theft. A similar cybersecurity breach to the systems of our third-party vendors and partners, including those that are cloud-based, over which we have no control, may occur, and could lead to a material disruption of our computer network and/or the areas of our business that are dependent on the support, services and other products provided by our third-party vendors and partners.

The rapid evolution and increased adoption of machine learning and artificial intelligence ("AI") is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. Our computer networks and our business may be adversely affected by such a breach of our third-party vendors and partners, which could result in a decrease in our e-commerce sales and/or a loss of information valuable to our business, including PII of customers or employees. Such a cyber-incident could result in:

(i) theft, destruction, loss, misappropriation, or release of confidential financial and other data, intellectual property, customer awards, or customer or employee information, including PII such as payment card information, email addresses, passwords, social security numbers, home addresses, or health information;

(ii) operational or business delays resulting from the disruption of our e-commerce sites, computer networks or the computer networks of our third-party vendors and partners and subsequent material clean-up and mitigation costs and activities;

(iii) negative publicity resulting in material reputation or brand damage with our customers, vendors, third-party partners or industry peers;

(iv) loss of sales, including those generated through our e-commerce websites; or

(v) governmental penalties, fines and/or enforcement actions, payment and industry penalties and fines and/or class action and other lawsuits.

Any of the above risks, individually or in aggregate, could materially damage our reputation and result in lost sales, governmental and payment card industry fines, and/or class action and other lawsuits. Although we carry cybersecurity insurance, that insurance may not be extensive enough or adequate in scope of coverage or amount to reimburse us for damages we may incur. A significant breach of privacy laws could have a material adverse effect on our reputation.

Data protection requirements are constantly evolving and these requirements could adversely affect our business and operating results.

We have access to collect or maintain information about our customers, and the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve and new laws are increasingly giving customers the right to control how their personal data is used. One such law is the European Union's ("E.U.") GDPR. Our failure to comply with the GDPR and similar U.S. federal and state laws, including privacy laws in several states, could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. Data protection compliance could also cause us to incur substantial costs, forego revenue or be subject to business risk associated with system changes and new business processes.

The utilization, expansion and management of machine learning and other types of artificial intelligence in our business could adversely affect our business, financial condition and results of operations.

We have been increasing our utilization of AI and anticipate that as AI technology advances, we may expand our application of AI, including generative AI. AI may become more important to our operations over time as we increase reliance on AI throughout our operations. The rapid evolution of AI technology and potential regulation of AI may require that we expend significant resources to develop, test and maintain our implementation of AI. Although we aim to implement AI technology according to responsible procedures and adequate safeguards, our current or future use of AI tools in our business operations could expose us to new or additional costs and risks, including the introduction of new vulnerabilities or cybersecurity risks within our information technology systems; the inadvertent or unauthorized release of our confidential or proprietary information resulting from the use of AI tools by our employees, contractors, agents, representatives, vendors or customers; the loss of our intellectual property rights or our infringement of the intellectual property rights of third parties resulting from the use of AI tools in our operations; and legal or reputational harms due to insufficient or flawed data, insufficient quality control, or unlawful bias or discrimination associated with the use of AI tools. In addition, the AI tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results. Our competitors may incorporate AI into their businesses faster or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If the information generated through our use of AI is or is deemed to be deficient, inaccurate or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

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

Each of our divisions uses a single distribution center or third-party logistics provider to handle all or a significant amount of its merchandise. Most of our operations’ inventory is shipped directly from suppliers to our operations' distribution centers or third-party logistics provider, where the inventory is then processed, sorted and shipped to our stores, our wholesale customers or our e-commerce customers. We depend on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers. Although we believe that our receiving and distribution processes are efficient and well positioned to support our current business and potential expansions, we cannot offer assurance that we have anticipated all of the changing demands that our expanding operations, particularly our e-commerce operations, will impose on our receiving and distribution system, or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shortages or shipping problems (whether in our own or in our third-party vendors’ or carriers’ businesses), will not result in increased costs or in delays in the delivery of merchandise to our stores or to our wholesale customers or e-commerce/retail customers. In addition, to the extent we need to add capacity to distribution centers by either leasing or building new distribution centers or adding capacity at existing centers or make changes in our distribution processes to improve efficiency and maximize capacity, we cannot assure that these changes will not result in unanticipated delays or interruptions in distribution. We depend upon third parties for shipment of a significant amount of merchandise. Interruptions in the services provided by third parties may occasionally result from damage or destruction to our distribution centers; weather-related events; natural disasters; pandemics; trade policy changes or restrictions; tariffs or import-related taxes; third-party labor disruptions; shipping capacity constraints; third-party contract disputes; geopolitical events and military conflicts; acts of terrorism; or other factors beyond our control. An interruption in service by third parties for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

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
•
problems with shipping, including container shortages, disruptions to significant trade routes and delays in ports;
•
increased customs inspections or other factors that could result in penalties causing delays in shipments;
•
economic crises, natural disasters, pandemics, international disputes, wars and geopolitical conflicts; and
•
increases in the cost of purchasing or shipping foreign merchandise resulting from:
•
imposition of additional cargo or safeguard measures;
•
denial by the United States of “most favored nation” trading status to or the imposition of quotas or other restriction on imports from a foreign country from which we purchase goods;
•
changes in import duties, import quotas, tariffs and other trade sanctions; and
•
increases in shipping rates.

Some of the inventory we sell is imported from Vietnam, China and India, which have recently been subject to efforts to increase duty or tariff rates or to impose restrictions on imports of certain products.

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

The manufacture of our products and our distributing operations are subject to the risks of doing business abroad which could affect our ability to obtain products from foreign suppliers or control the costs of our products.

We have been diversifying our sourcing base to ensure that we are not too concentrated in any single country. As we source some of our products from China, the possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon, or the outbreak of infectious diseases in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our ability to source products from China may be adversely affected by changes in laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, relations with the U.S. government, raw materials, environmental regulations, land use rights, property and other matters. Policy changes in China could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur higher freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.

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

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two (“Pillar Two”) Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development ("OECD") in 2021. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, or adopted legislation that became effective in 2025, while additional jurisdictions may enact similar legislation in the future. In January 2026, the OECD issued further administrative guidance introducing a side-by-side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries. Additionally, administrative guidance with respect to tax law can be incomplete or vary from legislative intent, and therefore the application of tax law is uncertain. While we believe our reported positions comply with relevant tax laws and regulations, taxing authorities could interpret the application of certain laws and regulations differently.

In addition, on July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act ("OBBBA"), which includes several measures affecting corporations and other business entities, was signed into law. The OBBBA introduces changes to certain corporate tax rules that could affect our tax obligations, effective tax rate, and financial results. The scope, interpretation, and application of certain provisions of the OBBBA remain subject to further regulatory guidance and administrative interpretation. As a result, the ultimate impact of the OBBBA on our business and results of operations remains uncertain and could differ materially from our current expectations. Further discussion of the impacts of the OBBBA is included in “Note 11, Income Taxes” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

We continue to expect the United States Treasury and the Internal Revenue Service ("IRS") to issue regulations and other guidance that could have a material impact on our effective tax rate in future periods.

Our ability to source our merchandise profitably or at all could be negatively impacted if new trade restrictions are imposed, existing trade restrictions become more burdensome or disruptions occur at our suppliers or at the ports.

Trade restrictions, including increased tariffs, safeguards or quotas, on footwear, apparel and accessories could increase the cost or reduce the supply of merchandise available to us. We source footwear, apparel and accessory products from foreign manufacturers located in Bangladesh, Brazil, Cambodia, China, India, Italy, Pakistan, Peru, Portugal, Sri Lanka, Turkey and Vietnam. Our retail operations, excluding Johnston & Murphy, sell primarily branded products from third parties who source primarily overseas. The investments we are making to develop our sourcing capabilities may not be successful and may, in turn, have an adverse impact on our financial position and results of operations.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the applicable World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, including trade policies and tariffs regarding goods imported from China, Canada, Mexico and other countries. Increases to existing tariffs and the imposition of new tariffs on certain imported products could result in an increase in prices for those products. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether any of the countries in which our merchandise is currently or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we source from foreign manufacturers could increase the cost, delay shipping or reduce the supply of products available to us or may require us to modify our current business practices, any of which could hurt our profitability. If we are unable to pass along increased costs to our customers, our gross margins could be adversely affected. Additionally, tariffs may cause us to shift production to other countries, resulting in significant costs and disruption to our business.

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

Our performance depends in part on general economic conditions affecting all countries in which we do business. Although the U.K. and the E.U. entered into the E.U.-U.K. Trade and Cooperation Agreement on December 30, 2020, uncertainty remains about the impact on our business in the U.K. and ROI, including impact on tariffs, shipping costs, consumer demand and currency fluctuations.

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

Our shareholders may from time to time engage in proxy solicitations, advance shareholders proposals or otherwise attempt to affect changes or acquire control over the Company. Activist shareholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have retained, and may in the future, retain the services of various professionals to advise us on activist shareholder matters, including legal, financial and communication advisors, the costs of which may negatively impact our future financial results. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders initiatives may harm our reputation, result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Financial Risks

Our indebtedness is subject to floating interest rates.

Borrowings under our credit facility bear interest at varying rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. Additionally, in connection with the Intercontinental Exchange Benchmark Administration’s announced phase-out of the London Inter-Bank Offered Rate ("LIBOR"), we amended our credit facility to, among other things, replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), the Sterling Overnight Index Average (“SONIA”) and the Euro Interbank Offered Rate.

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

ITEM 2. PROPERTIES

At January 31, 2026, we operated 1,236 retail footwear, apparel and accessory stores throughout the United States, Puerto Rico, Canada, the U.K. and the ROI. New shopping center store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. New store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. We have leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rental payments based on a defined consumer price index or percentage.

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

There were approximately 1,200 common shareholders of record on March 13, 2026.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2025
11-2-25 to 11-29-25(1)	—	$—	—	$29,755

December 2025
11-30-25 to 12-27-25(1)	—	$—	—	$29,755

January 2026
12-28-25 to 1-31-26(1)	—	$—	—	$29,755
12-28-25 to 1-31-26(2)	3,531	$31.57	—	—

Total	3,531	$31.57	—	$29,755

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this Annual Report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the SEC on March 26, 2025, which provides a discussion of our financial condition and results of operations for Fiscal 2025 compared to our Fiscal 2024.

Summary of Results of Operations

•
Net sales increased 4.8% to $2.4 billion in Fiscal 2026 compared to Fiscal 2025.
•
Journeys Group sales increased 7% and Schuh Group sales increased 4%, partially offset by a sales decrease of 4% at Genesco Brands Group, while Johnston & Murphy Group sales were flat for Fiscal 2026 as compared to Fiscal 2025.
•
Total comparable sales increased 6% for Fiscal 2026, including a 6% increase in same store sales and a 4% increase in comparable e-commerce sales.
•
Gross margin decreased 90 basis points as a percentage of net sales from 47.2% in Fiscal 2025 to 46.3% in Fiscal 2026.
•
Selling and administrative expenses decreased 120 basis points as a percentage of net sales from 46.4% in Fiscal 2025 to 45.2% in Fiscal 2026.
•
Operating margin increased 10 basis points as a percentage of net sales from 0.6% in Fiscal 2025 to 0.7% in Fiscal 2026.
•
The effective income tax rate decreased from 309.6% in Fiscal 2025 to (5.4)% in Fiscal 2026 as a result of the impact of the One Big Beautiful Bill Act ("OBBBA") in Fiscal 2026 and a $26.2 million valuation allowance in Fiscal 2025.
•
Diluted earnings per share from continuing operations was $1.25 per share in Fiscal 2026 compared to a diluted loss per share from continuing operations of $1.80 per share in Fiscal 2025.

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

Results of Operations—Fiscal 2026 Compared to Fiscal 2025

Our net sales for Fiscal 2026 increased 4.8% to $2.4 billion compared to $2.3 billion in Fiscal 2025. The net sales increase for Fiscal 2026 reflected a 6% increase in comparable sales, including a 6% increase in same store sales and a 4% increase in e-commerce comparable sales, and a favorable foreign exchange impact, partially offset by 42 net store closings and decreased wholesale sales. The consumer environment remains selective and intentional. Consumers tend to engage during key shopping moments and reduce discretionary spending outside of key shopping moments. Journeys Group had a strong year with comparable sales up 9%, fueled by strength in product assortment and other initiatives. Schuh Group comparable sales were flat for the year, reflecting the challenging retail environment in the U.K. Johnston & Murphy Group comparable sales were flat for the year reflecting lower store sales. Journeys Group sales increased 7% and Schuh Group sales increased 4%, partially offset by a sales decrease of 4% at Genesco Brands Group, reflecting the wind-down of Levis and other licenses, while Johnston & Murphy Group sales were flat for Fiscal 2026 compared to Fiscal 2025. Schuh Group's sales were flat on a local currency basis for Fiscal 2026.

Gross margin increased 2.7% to $1.127 billion in Fiscal 2026 from $1.097 billion in Fiscal 2025. Gross margin decreased 90 basis points as a percentage of net sales from 47.2% in Fiscal 2025 to 46.3% in Fiscal 2026, reflecting decreased gross margin as a percentage of net sales in Schuh Group and Genesco Brands Group, while gross margin as a percentage of net sales was flat in both Journeys Group and Johnston & Murphy Group. The overall decrease in gross margin as a percentage of net sales reflects increased promotional activity at Schuh Group and lower margins at Genesco Brands Group related to the exit of licenses and ongoing tariff pressure.

Selling and administrative expenses in Fiscal 2026 increased 2.0% to $1.101 billion compared to $1.080 billion in Fiscal 2025. Selling and administrative expenses decreased 120 basis points as a percentage of net sales from 46.4% in Fiscal 2025 to 45.2% in Fiscal 2026, reflecting decreased expenses as a percentage of net sales at Journeys Group and Genesco Brands Group, partially offset by increased expenses as a percentage of net sales at Schuh Group and Johnston & Murphy Group. The overall decrease in expenses as a percentage of net sales in Fiscal 2026 reflects a decrease in occupancy costs and selling salaries along with other expenses as part of our cost savings initiatives. Explanations of the changes in results of operations are provided by business segment in discussions following these introductory paragraphs.

Operating margin was 0.7% in Fiscal 2026 compared to 0.6% in Fiscal 2025 reflecting improved operating margin at Journeys Group, partially offset by decreased operating margin at Schuh Group, Johnston & Murphy Group and Genesco Brands Group. The overall improvement in operating margin in Fiscal 2026 primarily reflects decreased selling and administrative expenses as a percentage of net sales, partially offset by decreased gross margin as a percentage of net sales and higher asset impairment and other charges in Fiscal 2026 compared to Fiscal 2025.

Earnings from continuing operations before income taxes (“pretax earnings") for Fiscal 2026 were $12.6 million, compared to $9.3 million for Fiscal 2025. Pretax earnings for Fiscal 2026 included asset impairment and other charges of $8.1 million which included $3.9 million for store restructuring, $2.9 million for costs associated with information technology transformation, $0.7 million for asset impairments and $0.6 million for severance. Pretax earnings for Fiscal 2025 included asset impairment and other charges of $3.2 million which included $1.8 million for severance and $1.4 million for asset impairments.

The effective income tax rate was (5.4)% for Fiscal 2026 compared to 309.6% for Fiscal 2025. The lower effective tax rate for Fiscal 2026 compared to Fiscal 2025 reflects the impact of the enactment of income tax law changes under the OBBBA in Fiscal 2026 and their interaction with our valuation allowance in the U.S. jurisdiction coupled with a tax benefit associated with our losses generated in our U.K. tax jurisdiction. Conversely, the higher effective tax rate for Fiscal 2025 reflects a $26.2 million U.S. valuation allowance recorded in Fiscal 2025, reflecting the uncertainty regarding our ability to realize the benefit of our general tax attributes in the U.S. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Net earnings for Fiscal 2026 were $13.3 million, or $1.25 diluted earnings per share compared to a net loss of $18.9 million, or $1.74 diluted loss per share for Fiscal 2025. The net loss for Fiscal 2025 includes a $1.2 million ($0.9 million, net of tax) gain from insurance proceeds related to legacy environmental matters.

Journeys Group

	Fiscal Year Ended		%
	2026	2025	Change
	(dollars in thousands)
Net sales	$1,494,649	$1,398,922	6.8%
Cost of sales	764,615	715,723
Gross margin	730,034	683,199	6.9%
% of sales	48.8%	48.8%
Selling and administrative expenses	669,544	656,854	1.9%
% of sales	44.8%	47.0%
Operating income	$60,490	$26,345	129.6%
Operating margin	4.0%	1.9%

Net sales from Journeys Group increased 6.8% to $1.49 billion for Fiscal 2026 compared to $1.40 billion for Fiscal 2025. The increase in net sales was primarily due to a total comparable sales increase of 9% primarily reflecting increased store sales, partially offset by a 5% decrease in the average number of Journeys stores for Fiscal 2026 due to 41 net store closures. The increase in comparable sales in Fiscal 2026 was fueled by strength in Journeys Group's product assortment with brands across both casual and athletic posting gains. Journeys Group drove strong gains in conversion and transaction size. We continue to elevate the product assortment and invest in the Journeys brand to improve the customer experience.

The store count for Journeys Group was 965 stores at the end of Fiscal 2026, including 194 Journeys Kidz stores, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 1,006 stores at the end of Fiscal 2025, including 211 Journeys Kidz stores, 35 Journeys stores in Canada and 30 Little Burgundy stores in Canada.

The 210 basis point improvement in operating margin for Journeys Group in Fiscal 2026 compared to Fiscal 2025 was primarily due to decreased selling and administrative expenses as a percentage of net sales reflecting leverage of expense as a result of increased revenue in Fiscal 2026, especially occupancy expense and selling salaries, and also reflecting our cost savings initiatives. The decrease in selling and administrative expense as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores. Gross margin as a percentage of net sales was flat in Fiscal 2026 as changes in product mix were offset by lower markdowns and decreased shipping and warehouse expense.

Schuh Group

	Fiscal Year Ended		%
	2026	2025	Change
	(dollars in thousands)
Net sales	$500,022	$479,891	4.2%
Cost of sales	304,544	280,395
Gross margin	195,478	199,496	(2.0)%
% of sales	39.1%	41.6%
Selling and administrative expenses	200,023	189,297	5.7%
% of sales	40.0%	39.4%
Operating income (loss)	$(4,545)	$10,199	NM
Operating margin	(0.9)%	2.1%

Net sales from Schuh Group increased 4.2% to $500.0 million for Fiscal 2026 compared to $479.9 million for Fiscal 2025. Net sales in Fiscal 2026 included a favorable impact of $21.2 million in sales due to changes in foreign exchange rates and an increase in e-commerce comparable sales, partially offset by decreased stores sales. Total comparable sales were flat for Schuh Group in Fiscal 2026. Schuh Group's sales were flat on a local currency basis for Fiscal 2026. Schuh Group performance was impacted by the ongoing challenging U.K. retail environment in Fiscal 2026. The e-commerce business remains a key channel for consumer engagement, accounting for over 45% of its sales in Fiscal 2026. Schuh Group operated 118 stores at the end of Fiscal 2026 compared to 124 stores at the end of Fiscal 2025.

The 300 basis point decrease in operating margin for Fiscal 2026 compared to Fiscal 2025 reflects decreased gross margin as a percentage of net sales reflecting increased promotional activity, including increased loyalty redemptions and promotions to match the competitive environment, partially offset by decreased shipping and warehouse expenses. In addition, selling and administrative expenses increased as a percentage of net sales, reflecting deleverage of expenses, especially marketing expense and selling salaries, partially offset by decreased compensation expense.

Johnston & Murphy Group

	Fiscal Year Ended		%
	2026	2025	Change
	(dollars in thousands)
Net sales	$320,199	$320,208	(0.0)%
Cost of sales	148,727	148,461
Gross margin	171,472	171,747	(0.2)%
% of sales	53.6%	53.6%
Selling and administrative expenses	166,884	163,331	2.2%
% of sales	52.1%	51.0%
Operating income	$4,588	$8,416	(45.5)%
Operating margin	1.4%	2.6%

Johnston & Murphy Group net sales were flat at $320.2 million for Fiscal 2026 and Fiscal 2025. Total comparable sales were flat in Fiscal 2026 and the average number of Johnston & Murphy stores decreased 1% for Fiscal 2026 which was offset by a small increase in wholesale sales. Retail operations accounted for 77.9% of Johnston & Murphy Group's sales in Fiscal 2026, down from 78.3% in Fiscal 2025. The store count for Johnston & Murphy retail operations at the end of Fiscal 2026 was 153 Johnston & Murphy shops and factory stores, compared to 148 Johnston & Murphy shops and factory stores at the end of Fiscal 2025.

The 120 basis point decrease in operating margin for Johnston & Murphy Group for Fiscal 2026 compared to Fiscal 2025 reflects increased selling and administrative expenses as a percentage of net sales for Fiscal 2026, reflecting increased depreciation, occupancy and compensation expenses, partially offset by decreased marketing expense. Gross margin as a percentage of net sales was flat in Fiscal 2026 compared to Fiscal 2025 as better initial margins at retail were offset by lower wholesale margins due primarily to tariff impacts.

Genesco Brands Group

	Fiscal Year Ended		%
	2026	2025	Change
	(dollars in thousands)
Net sales	$121,226	$126,041	(3.8)%
Cost of sales	91,360	83,670
Gross margin	29,866	42,371	(29.5)%
% of sales	24.6%	33.6%
Selling and administrative expenses	29,932	35,565	(15.8)%
% of sales	24.7%	28.2%
Operating income (loss)	$(66)	$6,806	NM
Operating margin	(0.1)%	5.4%

Net sales for Genesco Brands Group decreased 3.8% to $121.2 million for Fiscal 2026 from $126.0 million for Fiscal 2025, primarily due to decreased sales of Levi's as we exit that business, partially offset by increased sales of private label footwear.

The 550 basis point decrease in operating margin for Genesco Brands Group in Fiscal 2026 was primarily due to decreased gross margin as a percentage of net sales due to the impact of tariffs and higher closeout sales related to the exit of Levi's and other licenses as well as an unfavorable change in sales mix. Gross margin included an inventory write-down related to the exit of licenses in Fiscal 2026 and a charge for a distribution model transition in Fiscal 2025. The decrease in gross margin was partially offset by decreased selling and administrative expenses as a percentage of net sales in Fiscal 2026 primarily reflecting decreased performance-based compensation, freight and other expenses, partially offset by increased royalty expense, due to a reversal of royalty expense last year resulting from an amendment to the Levi's license agreement.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for Fiscal 2026 increased 14% to $43.2 million compared to $37.8 million for Fiscal 2025. Corporate and other expense in Fiscal 2026 included an $8.1 million charge in asset impairments and other which included $3.9 million for store restructuring, $2.9 million for costs associated with information technology transformation, $0.7 million for asset impairments and $0.6 million for severance. Corporate and other expense in Fiscal 2025 included a $3.2 million charge in asset impairment and other charges which included $1.8 million for severance and $1.4 million for asset impairments. The corporate expense increase, excluding asset impairment and other charges in Fiscal 2026 and Fiscal 2025, primarily reflects an increase in compensation expense, partially offset by a decrease in professional fees in Fiscal 2026 compared to Fiscal 2025.

Net interest expense decreased 3.6% or $0.2 million to $4.1 million in Fiscal 2026 from $4.3 million in Fiscal 2025 primarily reflecting decreased revolver borrowings in the U.S. in Fiscal 2026 compared to Fiscal 2025, partially offset by increased revolver borrowings in the U.K. in Fiscal 2026.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in inventory and accounts receivable normally reaching peaks in the spring and fall of each year. Historically, cash flow from operations has been generated principally in the fourth quarter of each fiscal year.

Cash flow changes:	Fiscal Year Ended
(in thousands)	January 31, 2026	February 1, 2025	Increase (Decrease)
Net cash provided by operating activities	$145,760	$87,886	$57,874
Net cash used in investing activities	(62,054)	(41,131)	(20,923)
Net cash used in financing activities	(13,317)	(47,003)	33,686
Effect of foreign exchange rate fluctuations on cash	1,009	(900)	1,909
Net increase (decrease) in cash and cash equivalents	$71,398	$(1,148)	$72,546

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash provided by operating activities was $57.9 million higher in Fiscal 2026 compared to Fiscal 2025, reflecting primarily the following factors:

•
a $123.5 million increase in cash flow from changes in prepaids and other current assets, partially offset by a $56.1 million decrease in cash flow from changes in other assets and liabilities, primarily reflecting the receipt of a $59.3 million income tax refund; and
•
a $47.9 million increase in cash flow from changes in inventory, reflecting a $1.2 million increase in inventory in Fiscal 2026 versus Fiscal 2025 compared to a $49.1 million increase in inventory in Fiscal 2025 versus Fiscal 2024; partially offset by
•
a $67.5 million decrease in cash flow from changes in accounts payable, primarily reflecting changes in timing of rent payments and changes in buying and receipt patterns in Fiscal 2026.

Cash used in investing activities was $20.9 million higher in Fiscal 2026 compared to Fiscal 2025 reflecting increased capital expenditures primarily related to investments in retail stores, primarily renovations.

Cash used in financing activities was $33.7 million lower in Fiscal 2026 as compared to Fiscal 2025 primarily reflecting higher net payments in Fiscal 2025 compared to Fiscal 2026.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On January 16, 2026, we entered into the Fourth Amendment (the "Fourth Amendment") to the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 (as amended, the "Credit Facility" or the "Credit Agreement") by and among us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent, to, among other things, extend the maturity date to January 16, 2031. In addition, the Fourth Amendment (i) makes conforming changes to replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average ("CORRA") with respect to Canadian borrowings and (ii) removes the credit spread adjustment and thereby reduces the Term SOFR (as defined in the Credit Agreement) interest rate with respect to domestic borrowings. The Total Commitments (as defined in the Credit Agreement) for the revolving loans remains at $332.5 million. As of January 31, 2026, we had outstanding revolver borrowings under the Credit Facility of $3.4 million (CAD

$4.6 million) related to GCO Canada ULC. We had outstanding letters of credit of $6.2 million under the Credit Facility at January 31, 2026. These letters of credit support insurance and lease indemnifications.

On November 2, 2022, Schuh entered into a facility agreement (the "Facility Agreement") with Lloyds Bank PLC (“Lloyds”) for a £19.0 million revolving credit facility. The Facility Agreement was extended through February 28, 2026 and bears interest at 2.35% over the SONIA Rate. The Facility Agreement was amended during the first quarter of Fiscal 2027 on February 20, 2026 to, among other things, increase the commitment of the credit facility to £20.0 million, extend the maturity date to August 20, 2027, and it will bear interest at 1.75% over the SONIA Rate. This Facility Agreement replaced Schuh's Facility Letter. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis. As of January 31, 2026, we did not have any borrowings under the Schuh Facility Agreement.

We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of January 31, 2026.

We believe that cash on hand, cash provided by operations and borrowings under our amended Credit Facility and the Schuh Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2027 and the foreseeable future.

In the fourth quarter of Fiscal 2021, we implemented tax strategies allowed under the 5-year carryback provisions in the CARES Act which we believed would generate approximately $55 million of net tax refunds. We received approximately $26 million of such net tax refunds in Fiscal 2022 and anticipated receipt of the remaining outstanding net tax refund in Fiscal 2023. However, in the third quarter of Fiscal 2023, we were notified that the IRS would conduct an audit of the periods related to the outstanding net tax refund. As a result, the timing of the net tax refund was extended due to the audit process. On January 17, 2025, we executed Form 870 with the IRS exam team and began the process of completing the separate Joint Committee on Taxation ("JCT") review of our outstanding U.S. Federal tax refund claim for the Fiscal 2014 to Fiscal 2021 tax periods. During the first quarter of Fiscal 2026, the JCT finalized their review with no changes to the claim and the IRS began the process of issuing the refund. The balance outstanding increased as a result of additional accrued interest. We received a total refund of $60.1 million, including interest, in Fiscal 2026.

Contractual Obligations

The following table sets forth aggregate contractual obligations as of January 31, 2026.

(in thousands)
Contractual Obligations	Total	Current	Long-Term
Long-Term Debt Obligations	$3,379	$—	$3,379
Operating Lease Obligations(1)	628,018	146,527	481,491
Other Long-Term Liabilities	434	140	294
Total Contractual Obligations	$631,831	$146,667	$485,164

(1) Operating lease obligations excludes $55.8 million for leases signed but not yet commenced.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

Capital Expenditures

Capital expenditures were $62.1 million and $41.1 million for Fiscal 2026 and 2025, respectively. The $21.0 million increase in Fiscal 2026 capital expenditures as compared to Fiscal 2025 is primarily due to increased store renovations and new stores.

We expect total capital expenditures for Fiscal 2027 to be approximately $65-$70 million of which approximately 90% is for new stores and renovations and 10% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth in the contractual obligations table. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We repurchased 604,531 shares during Fiscal 2026 at a cost of $12.6 million or an average of $20.79 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of January 31, 2026, we have $29.8 million remaining under the expanded share repurchase authorization. We repurchased 399,633 shares during Fiscal 2025 at a cost of $9.8 million or an average of $24.49 per share. We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. During the first quarter of Fiscal 2027, through March 25, 2026, we did not repurchase any shares.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 8, Note 15, "Legal Proceedings", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial Market Risk

The following discusses our exposure to financial market risk.

Outstanding Debt – We have outstanding revolver borrowings of $3.4 million (CAD $4.6 million) related to GCO Canada ULC, at an average interest rate of 4.7% as of January 31, 2026. A 100 point basis point increase in interest rates would increase annual interest less than $0.1 million on the $3.4 million revolver borrowings.

Cash and Cash Equivalents – Our cash and cash equivalent balances are held in our bank accounts and are invested primarily in institutional money market funds. We did not have significant exposure to changing interest rates on invested cash at January 31, 2026. As a result, we consider the interest rate risk implicit in these investments at January 31, 2026 to be low. We had cash equivalents of $71.8 million at January 31, 2026.

Summary – Based on our overall market interest rate exposure at January 31, 2026, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows for Fiscal 2027 would not be material.

Accounts Receivable – Our accounts receivable balance at January 31, 2026 is concentrated in our wholesale businesses, which sell primarily to department stores and independent retailers across the United States. In the wholesale businesses, one customer accounted for 22%, one customer accounted for 13% and two customers each accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 8% of our total trade receivables balance as of January 31, 2026. We monitor the credit quality of our customers and establish an allowance for doubtful accounts based upon factors surrounding credit risk of specific customers, historical trends and other information, as well as customer specific factors; however, credit risk is affected by conditions or occurrences within the economy and the retail industry, as well as company-specific information.

Foreign Currency Exchange Risk – We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years. Schuh Group's net sales for Fiscal 2026 were positively impacted by $21.2 million and the operating loss for Fiscal 2026 was negatively impacted by $0.2 million due to the change in foreign exchange rates.

New Accounting Principles

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during Fiscal 2026 are included in Note 2, "New Accounting Pronouncements", to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

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

Inherent in the analysis of both wholesale and retail inventory valuation are subjective judgments about current market conditions, fashion trends and overall economic conditions as well as expectations surrounding future sales. Failure to make appropriate conclusions regarding these factors may result in an overstatement or understatement of inventory value. A change of 10% from the recorded amounts for markdowns, shrinkage and damaged goods would have changed inventory by $0.9 million at January 31, 2026.

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

In accordance with ASC ("Accounting Standards Codification") 350, "Intangibles - Goodwill and Other" ("ASC 350") we have the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, we conclude that the asset is not impaired, no further action is required. However, if we conclude otherwise, we are required to determine the fair value of the asset using a quantitative impairment test. The quantitative impairment test for goodwill compares the fair value of each reporting unit with the carrying value of the reporting unit with which the goodwill is associated. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded for the amount, if any, in which the carrying value exceeds the reporting unit's fair value. We estimate fair value using the best information available, and compute the fair value derived by a combination of the market and income approach. The market approach is based on observed market data of comparable companies to determine fair value. The income approach utilizes a projection of a reporting unit’s estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. The projection uses our best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. For additional information regarding impairment of long-lived assets, see Item 8, Note 3, "Goodwill and Other

Intangible Assets" and Note 4,"Asset Impairments and Other Charges" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Revenue Recognition

In accordance with Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for corresponding goods. The majority of our sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. We elected the practical expedient within ASC 606 related to taxes that are assessed by a governmental authority, which allows for the exclusion of sales and value added tax from transaction price.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves estimating actual current tax obligations together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes, such as depreciation of property and equipment and valuation of inventories. These temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent it is more likely than not that some portion or all of a deferred asset will not be realized, valuation allowances are established. To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our Consolidated Statements of Operations. These deferred tax valuation allowances may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, tax planning strategies, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released. At January 31, 2026, we had a deferred tax valuation allowance of $71.2 million.

Income tax reserves for uncertain tax positions are determined using the methodology required by the ASC Income Tax Topic, ("ASC 740"). This methodology requires companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results. See Item 8, Note 11, "Income Taxes", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genesco Inc. and Subsidiaries’ (the "Company") as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 25, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

March 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genesco Inc. and subsidiaries (the "Company") as of January 31, 2026, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the year ended January 31, 2026, and the related notes and the financial statement schedule 2 - Valuation and Qualifying Accounts (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and the results of its operations and its cash flows for the year ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Journeys Group - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s Journeys Group follows the retail inventory method in accounting for its retail operations inventory. Under the retail inventory method, valuing inventory at the lower of cost or market is achieved as markdowns are taken or accrued as a reduction of the retail value of inventories. The valuation of retail inventory within the Journeys Group requires management to make judgments and estimates about the recoverability of the inventory and its market value. The Company establishes an inventory valuation allowance for expected markdowns for the Journeys Group, which includes estimates of inventory turn, average selling price, inventory age, vendor agreements, current market conditions, fashion trends and overall economic conditions.

We identified the inventory markdown allowance for the Journeys Group as a critical audit matter because of the significant judgments made by management in estimating the recoverability of the inventory and its market value. Auditing the inventory markdown allowance required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the inventory markdown allowance included the following, among others:

• We tested the operating effectiveness of the Company’s internal controls over the development and review of estimates included in determining the inventory markdown allowance.

• We tested the calculation of the inventory markdown allowance by:

o On a sample basis, recalculated the projected loss for inventory on hand based on the source data used in the calculation.

o Performed a retrospective review to evaluate management's ability to accurately forecast future sales trends and inventory losses by comparing actual results to management's historical forecasts.

• We developed an independent expectation for estimated inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

March 25, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genesco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genesco Inc. (the "Company") as of February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the two fiscal years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025, and the results of its operations and its cash flows for each of the two years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2001 to 2025.

Nashville, Tennessee

March 26, 2025

Genesco Inc.

and Subsidiaries

Consolidated Balance Sheets

In Thousands, except share amounts

	As of Fiscal Year End
Assets	January 31, 2026	February 1, 2025
Current Assets:
Cash and cash equivalents	$105,405	$34,007
Accounts receivable, net of allowances of $2,377 at January 31, 2026 and $2,522 at February 1, 2025	39,825	48,865
Inventories	433,878	425,224
Prepaids and other current assets	39,408	100,660
Total current assets	618,516	608,756
Property and equipment, net	237,656	228,022
Operating lease right of use asset	472,815	438,273
Goodwill	9,459	8,863
Other intangibles	27,867	26,059
Deferred income taxes	249	389
Other noncurrent assets	26,416	25,174
Total Assets	$1,392,978	$1,335,536
Liabilities and Equity
Current Liabilities:
Accounts payable	$156,735	$168,077
Current portion operating lease liability	119,216	124,010
Other accrued liabilities	100,391	87,695
Total current liabilities	376,342	379,782
Long-term debt	3,379	—
Long-term operating lease liability	398,788	361,079
Other long-term liabilities	47,425	47,705
Total liabilities	825,934	788,566
Commitments and contingent liabilities
Equity
Non-redeemable preferred stock	835	835
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,277	11,773
Additional paid-in capital	343,889	331,756
Retained earnings	265,790	265,887
Accumulated other comprehensive loss	(36,890)	(45,424)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)
Total equity	567,044	546,970
Total Liabilities and Equity	$1,392,978	$1,335,536

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Operations

In Thousands, except per share amounts

	Fiscal Year
	2026	2025	2024
Net sales	$2,436,096	$2,325,062	$2,324,624
Cost of sales	1,309,246	1,228,249	1,225,804
Gross margin	1,126,850	1,096,813	1,098,820
Selling and administrative expenses	1,101,468	1,079,653	1,082,040
Goodwill impairment	—	—	28,453
Asset impairments and other, net	8,068	3,235	1,787
Operating income (loss)	17,314	13,925	(13,460)
Other components of net periodic benefit cost	625	367	537
Interest expense (net of interest income of $0.7 million, $0.7 million and $0.4 million for Fiscal 2026, 2025 and 2024, respectively)	4,098	4,250	7,777
Earnings (loss) from continuing operations before income taxes	12,591	9,308	(21,774)
Income tax expense (benefit)	(685)	28,820	1,854
Earnings (loss) from continuing operations	13,276	(19,512)	(23,628)
Gain (loss) from discontinued operations, net of tax	(7)	622	6,801
Net Earnings (Loss)	$13,269	$(18,890)	$(16,827)

Basic earnings (loss) per common share:
Continuing operations	$1.28	$(1.80)	$(2.10)
Discontinued operations	0.00	0.06	0.60
Net earnings (loss)	$1.28	$(1.74)	$(1.50)

Diluted earnings (loss) per common share:
Continuing operations	$1.25	$(1.80)	$(2.10)
Discontinued operations	0.00	0.06	0.60
Net earnings (loss)	$1.25	$(1.74)	$(1.50)

Weighted average shares outstanding:
Basic	10,366	10,836	11,243
Diluted	10,624	10,836	11,243

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

In Thousands, except as noted

	Fiscal Year
	2026	2025	2024
Net earnings (loss)	$13,269	$(18,890)	$(16,827)
Other comprehensive income (loss):
Postretirement liability adjustment	(1,161)	(1,557)	99
Foreign currency translation adjustment	9,695	(4,243)	1,488
Total other comprehensive income (loss)	8,534	(5,800)	1,587
Comprehensive Income (Loss)	$21,803	$(24,690)	$(15,240)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

In Thousands

	Fiscal Year
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$13,269	$(18,890)	$(16,827)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	53,325	52,464	49,441
Deferred income taxes	(1,208)	26,758	3,452
Goodwill impairment	—	—	28,453
Impairment of long-lived assets	4,374	1,384	958
Share-based compensation expense	12,241	12,866	14,014
Provision for discontinued operations	10	360	514
Loss on sale of assets	604	502	128
Other	472	436	1,000
Changes in working capital and other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	9,801	4,299	(13,287)
Inventories	(1,162)	(49,080)	80,352
Prepaids and other current assets	62,304	(61,210)	(13,659)
Accounts payable	(13,182)	54,327	(27,665)
Other accrued liabilities	9,436	12,066	(2,011)
Other assets and liabilities	(4,524)	51,604	(10,067)
Net cash provided by operating activities	145,760	87,886	94,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,054)	(41,132)	(60,303)
Other investing activities	—	—	215
Proceeds from asset sales	—	1	87
Net cash used in investing activities	(62,054)	(41,131)	(60,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	444,613	422,167	477,841
Payments on revolving credit facility	(441,893)	(456,727)	(488,438)
Shares repurchased related to share repurchase plan	(12,566)	(9,789)	(32,027)
Shares repurchased related to taxes for share-based awards	(1,317)	(2,572)	(2,249)
Change in overdraft balances	(554)	(82)	(2,694)
Additions to deferred financing costs	(1,600)	—	(12)
Net cash used in financing activities	(13,317)	(47,003)	(47,579)
Effect of foreign exchange rate fluctuations on cash	1,009	(900)	(51)
Net Increase (Decrease) in Cash and Cash Equivalents	71,398	(1,148)	(12,835)
Cash and cash equivalents at beginning of year	34,007	35,155	47,990
Cash and cash equivalents at end of year	$105,405	$34,007	$35,155
Supplemental information:
Interest paid	$4,351	$4,481	$7,841
Income taxes paid (refunded)	(58,722)	3,506	5,888
Cash paid for amounts included in measurement of operating lease liabilities	181,083	165,668	187,129
Operating leased assets obtained in exchange for new operating lease liabilities	196,748	156,487	128,017

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Consolidated Statements of Equity

In Thousands

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 28, 2023	$815	$13,089	$305,260	$346,870	$(41,211)	$(17,857)	$606,966
Net loss	—	—	—	(16,827)	—	—	(16,827)
Other comprehensive income	—	—	—	—	1,587	—	1,587
Share-based compensation expense	—	—	14,014	—	—	—	14,014
Restricted stock issuance	—	296	(296)	—	—	—	—
Restricted shares withheld for taxes	—	(86)	86	(2,249)	—	—	(2,249)
Shares repurchased	—	(1,261)	—	(30,766)	—	—	(32,027)
Excise taxes related to repurchases of common stock	—	—	—	(262)	—	—	(262)
Other	(2)	(77)	79	—	—	—	—
Balance February 3, 2024	813	11,961	319,143	296,766	(39,624)	(17,857)	571,202
Net loss	—	—	—	(18,890)	—	—	(18,890)
Other comprehensive loss	—	—	—	—	(5,800)	—	(5,800)
Share-based compensation expense	—	—	12,866	—	—	—	12,866
Restricted stock issuance	—	338	(338)	—	—	—	—
Restricted shares withheld for taxes	—	(90)	90	(2,572)	—	—	(2,572)
Shares repurchased	—	(400)	—	(9,389)	—	—	(9,789)
Excise taxes related to repurchases of common stock	—	—	—	(28)	—	—	(28)
Other	22	(36)	(5)	—	—	—	(19)
Balance February 1, 2025	835	11,773	331,756	265,887	(45,424)	(17,857)	546,970
Net earnings	—	—	—	13,269	—	—	13,269
Other comprehensive income	—	—	—	—	8,534	—	8,534
Share-based compensation expense	—	—	12,241	—	—	—	12,241
Restricted stock issuance	—	186	(186)	—	—	—	—
Restricted shares withheld for taxes	—	(64)	64	(1,317)	—	—	(1,317)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Excise taxes related to repurchases of common stock	—	—	—	(88)	—	—	(88)
Other	—	(13)	14	—	—	—	1
Balance January 31, 2026	$835	$11,277	$343,889	$265,790	$(36,890)	$(17,857)	$567,044

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

Nature of Operations

Genesco Inc. and its subsidiaries' business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh banner in the U.K. and the ROI; through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, schuh.co.uk, schuh.ie, schuh.eu, littleburgundyshoes.com, johnstonmurphy.com and nashvilleshoewarehouse.com as well as the Johnston & Murphy catalog and at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Wrangler® brand, the licensed Levi's® brand, and other brands that we license for footwear. At January 31, 2026, we operated 1,236 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During Fiscal 2026, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Levi's brands, as well as other brands we license for footwear. The license for the Levi's brand expires in May 2026 and we are in the process of exiting that business. During the second quarter of Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. to design, source, market and distribute footwear under the Wrangler® brand. We expect to launch the first Wrangler footwear collection in the fall of calendar year 2026.

Principles of Consolidation

All subsidiaries are consolidated in our Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31st in the named year. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these financial statements each consisted of 52 weeks, except for Fiscal 2024, which consisted of 53 weeks. Fiscal 2026 ended on January 31, 2026, Fiscal 2025 ended on February 1, 2025 and Fiscal 2024 ended on February 3, 2024.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Our foreign subsidiaries held cash of approximately $20.2 million and $13.9 million as of January 31, 2026 and February 1, 2025, respectively, which is included in cash and cash equivalents on the Consolidated Balance Sheets. Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain U.K. subsidiaries will be indefinitely reinvested and have recorded U.S. taxes in accordance with applicable U.S. tax rules and regulations.

There were $71.8 million and $7.5 million of cash equivalents at January 31, 2026 and February 1, 2025, respectively. Cash equivalents include highly-liquid financial instruments, which we define as those having an original maturity of three months or less. Our $71.8 million of cash equivalents at January 31, 2026 were invested in institutional money market funds which invest exclusively in highly rated, short-term securities that are issued, guaranteed or collateralized by the U.S. government or by U.S. government agencies and instrumentalities. The majority of payments due from banks for customer credit cards are classified as cash, as they generally settle within 24 to 48 hours.

At January 31, 2026 and February 1, 2025, outstanding checks drawn on zero-balance accounts at certain banks exceeded book cash balances at those banks by approximately $2.6 million and $3.2 million, respectively. These amounts are included in accounts payable in our Consolidated Balance Sheets.

Concentration of Credit Risk and Allowances on Accounts Receivable

Our wholesale businesses sell primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Customer credit risk is affected by conditions or occurrences within the economy and the retail industry as well as by customer specific factors. In the wholesale businesses, one customer accounted for 22%, one customer accounted for 13% and two customers each accounted for 10% of our total trade receivables balance, while no other customer accounted for more than 8% of our total trade receivables balance as of January 31, 2026.

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

Depreciation expense related to property and equipment was approximately $52.8 million, $51.9 million and $48.9 million for Fiscal 2026, 2025 and 2024, respectively.

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

Our Consolidated Balance Sheets include asset retirement obligations related to leases in other long-term liabilities in the amount of $11.1 million and $10.9 million as of January 31, 2026 and February 1, 2025, respectively.

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

Revenue Recognition

Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for corresponding goods. The majority of our sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product at the point of sale. Revenue from retail sales is recognized at the point of sale, is net of estimated returns, and excludes sales and value added taxes. Revenue from catalog and internet sales is recognized at estimated time of delivery to the customer, is net of estimated returns, and excludes sales and value added taxes. Wholesale revenue is recorded net of estimated returns and allowances for markdowns, damages and miscellaneous claims when the related goods have been shipped and legal title has passed to the customer. Actual amounts of markdowns have not differed materially from estimates. Shipping and handling costs charged to customers are included in net sales. We exclude sales and value added tax collected on behalf of third parties from the transaction price.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

A provision for estimated returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Estimated returns are based on historical returns and claims. Actual returns and claims in any future period may differ from historical experience. Revenue from gift cards is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Operations within net sales in proportion to the pattern of rights expected to be exercised by the customer in future periods. We perform an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

Our Consolidated Balance Sheets include an accrued liability for gift cards of $6.1 million and $5.0 million as of January 31, 2026 and February 1, 2025, respectively. Gift card breakage recognized as revenue was $1.5 million, $1.2 million and $1.1 million for Fiscal 2026, 2025 and 2024, respectively. During Fiscal 2026, we recognized $3.7 million of gift card redemptions and gift card breakage revenue that were included in the gift card liability as of February 1, 2025.

Cost of Sales

For our retail operations, the cost of sales includes actual product cost, the cost of transportation to our warehouses from suppliers, the cost of transportation from our warehouses to the stores and the cost of transportation from our warehouses to the customer. Additionally, the cost of our distribution facilities inclusive of the related depreciation and amortization allocated to our retail operations is included in cost of sales.

For our wholesale operations, the cost of sales includes the actual product cost and the cost of transportation to the Company’s warehouses from suppliers.

Selling and Administrative Expenses

Selling and administrative expenses include all operating costs excluding (i) those related to the transportation of products from the supplier to the warehouse, (ii) for our retail operations, those related to the transportation of products from the warehouse to the store and from the warehouse to the customer and (iii) costs of our distribution facilities which are allocated to our retail operations. Wholesale costs of distribution are included in selling and administrative expenses on our Consolidated Statements of Operations in the amounts of $10.6 million, $11.1 million and $12.1 million for Fiscal 2026, 2025 and 2024, respectively.

We record buying, merchandising and occupancy costs in selling and administrative expense. Because we do not include these costs in cost of sales, our gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Retail occupancy costs recorded in selling and administrative expense were $296.5 million, $298.2 million and $309.8 million for Fiscal 2026, 2025 and 2024, respectively.

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

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs are predominantly expensed as incurred. Advertising costs were $141.5 million, $132.8 million and $124.7 million for Fiscal 2026, 2025 and 2024, respectively.

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

We receive support from some of our vendors in the form of reimbursements for cooperative advertising for the launch and promotion of certain products. The reimbursements are agreed upon with vendors and represent specific, incremental, identifiable costs incurred by us to sell the vendor’s specific products. Such costs and the related reimbursements are accumulated and monitored on an individual vendor basis, pursuant to the respective cooperative advertising agreements with vendors. Such cooperative advertising reimbursements are recorded as a reduction of selling and administrative expenses in the same period in which the associated expense is incurred. If the amount of cash consideration received exceeds the costs being reimbursed, such excess amount would be recorded as a reduction of cost of sales.

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $13.9 million, $9.0 million and $13.1 million for Fiscal 2026, 2025 and 2024, respectively. During Fiscal 2026, 2025 and 2024, our vendor reimbursements of cooperative advertising received were not in excess of the costs incurred.

Share-Based Compensation

We have a share-based compensation plan, the Genesco Inc. Third Amended and Restated 2020 Equity Incentive Plan (the "2020 Plan"), which originally became effective June 25, 2020, was amended and restated on June 22, 2023 and further amended and restated on June 25, 2024 and June 26, 2025. Under the 2020 Plan, we may grant non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based share units ("PSUs") and other stock-based awards to our key employees, non-employee directors and consultants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. Compensation expense for RSAs, RSUs and PSUs, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For PSUs, at the end of each reporting period, compensation expense is

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies, Continued

updated for our expected performance level against the performance goals, which involves judgment as to the achievement of certain performance metrics.

Foreign Currency Translation

The functional currency of our foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at monthly average exchange rates. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within shareholders' equity. Gains and losses from foreign currency transactions were not material for Fiscal 2026, 2025 and 2024.

Note 2

New Accounting Pronouncements

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We adopted ASU 2023-09 for the year ended January 31, 2026 on a prospective basis. The adoption did not have a material impact on our Consolidated Financial Statements, but it did require increased income tax disclosures within the notes to our Consolidated Financial Statements. See Note 11, "Income Taxes" for additional information.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." The ASU is intended to modernize the accounting for internal-use software costs with how software is developed today, clarify when to begin capitalizing costs and enhance disclosure requirements. The ASU is effective on either a retrospective, prospective or modified prospective basis for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial disclosures but do not expect it to have a material impact on our Consolidated Financial Statements.

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

Note 3

Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for Journeys Group was as follows:

(In thousands)	Total Goodwill
Balance, February 1, 2025	$8,863
Effect of foreign currency exchange rates	596
Balance, January 31, 2026	$9,459

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

Due to a dispute during the second quarter of Fiscal 2024 with a Genesco Brands Group licensor regarding renewal of their current license in the normal course, which was resolved in Fiscal 2025, and based on the requirements of ASC 350, we identified indicators of impairment in the second quarter of Fiscal 2024 and determined that it was "more likely than not" that an impairment had occurred and performed a full valuation of our Togast reporting unit. Consistent with our Fiscal 2023 annual assessment, our analyses included preparing an income approach and a market approach model. The fair value estimates under the income approach were sensitive to significant assumptions required to develop prospective financial information related to growth rates in sales, costs, and estimates of future expected changes in operating margins. Other significant assumptions related to estimating the weighted average cost of capital utilized for discounting cash flow estimates and terminal period growth rates. These significant assumptions were affected by expectations about future market or economic conditions. The market approach model considered valuations of comparable companies as an input in the determination of the value of the reporting unit.

Based upon the results of these analyses, we concluded the goodwill attributed to Togast was fully impaired. As a result, we recorded a non-cash impairment charge of $28.5 million in the second quarter of Fiscal 2024.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Goodwill and Other Intangible Assets, Continued

Other intangibles by major classes were as follows:

	Trademarks(1)		Customer Lists(2)		Other(3)		Total
(In thousands)	Jan. 31, 2026	Feb 1, 2025	Jan. 31, 2026	Feb 1, 2025	Jan. 31, 2026	Feb 1, 2025	Jan. 31, 2026	Feb 1, 2025
Gross other intangibles	$26,214	$23,839	$6,611	$6,471	$400	$400	$33,225	$30,710
Accumulated amortization	—	—	(4,958)	(4,251)	(400)	(400)	(5,358)	(4,651)
Other Intangibles, net	$26,214	$23,839	$1,653	$2,220	$—	$—	$27,867	$26,059

(1)
Includes a $23.0 million trademark at January 31, 2026 related to Schuh Group and $3.2 million related to Journeys Group.
(2)
Includes $5.1 million for the Togast acquisition.
(3)
Backlog for Togast.

The amortization of intangibles was $0.6 million for each of Fiscal 2026, Fiscal 2025 and Fiscal 2024. Currently, amortization of intangibles is expected to be $0.6 million for each of the next two years, $0.5 million in three years and no intangible amortization expected after Fiscal 2029.

Note 4

Asset Impairments and Other Charges

Asset impairment charges are reflected as a reduction of the net carrying value of property and equipment and operating lease right of use assets, in asset impairments and other, net in the accompanying Consolidated Statements of Operations.

We recorded a pretax charge to earnings of $8.1 million in Fiscal 2026, including $3.9 million for store restructuring, $2.9 million for costs associated with information technology transformation, $0.7 million for asset impairments and $0.6 million for severance.

We recorded a pretax charge to earnings of $3.2 million in Fiscal 2025, including $1.8 million for severance and $1.4 million for asset impairments.

We recorded a pretax charge to earnings of $1.8 million in Fiscal 2024, including $1.1 million for severance and $1.0 million for asset impairments, partially offset by a $0.3 million insurance gain.

Note 5

Inventories

(In thousands)	January 31, 2026	February 1, 2025
Wholesale finished goods	$68,976	$82,784
Retail merchandise	364,902	342,440
Total Inventories	$433,878	$425,224

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Property and Equipment and Other Current Accrued Liabilities

(In thousands)	January 31, 2026	February 1, 2025
Land	$7,126	$7,050
Buildings and building equipment	76,166	74,390
Computer hardware and equipment	111,458	102,694
Computer software	117,421	107,141
Furniture and fixtures	133,880	128,388
Construction in progress	8,340	10,362
Improvements to leased property	358,652	345,370
Property and equipment, at cost	813,043	775,395
Accumulated depreciation	(575,387)	(547,373)
Total Property and Equipment, net	$237,656	$228,022

(In thousands)	January 31, 2026	February 1, 2025
Accrued employee compensation	$33,220	$28,081
Accrued other taxes	13,159	10,061
Accrued income taxes	1,323	1,287
Provision for discontinued operations	413	595
Other accrued liabilities	52,276	47,671
Total Other Current Accrued Liabilities	$100,391	$87,695

Note 7

Fair Value

The carrying amounts and fair values of our financial instruments at January 31, 2026 and February 1, 2025 are:

(In thousands)	January 31, 2026		February 1, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. revolver borrowings	$3,379	$3,362	$—	$—

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

As of January 31, 2026 and February 1, 2025, we have $3.9 million and $9.9 million, respectively, of long-lived assets held and used which were measured using Level 3 inputs within the fair value hierarchy.

As of January 31, 2026 and February 1, 2025, we have $7.0 million and $6.7 million, respectively, of investments which were measured using Level 1 inputs within the fair value hierarchy.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Long-Term Debt

Credit Facility

On January 16, 2026, we entered into the Fourth Amendment (the "Fourth Amendment") to the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018 (as amended, the "Credit Facility" or the "Credit Agreement") by and among us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent, to, among other things, extend the maturity date to January 16, 2031. In addition, the Fourth Amendment (i) makes conforming changes to replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average ("CORRA") with respect to Canadian borrowings, and (ii) removes the credit spread adjustment and thereby reduces the Term SOFR (as defined in the Credit Agreement) interest rate with respect to domestic borrowings. The Fourth Amendment also adjusts the pricing grid for the Applicable Margin (as defined in the Credit Agreement) on our revolving credit facility by adding a new level III, with margins continuing to be based on average daily excess availability. The Total Commitments (as defined in the Credit Agreement) for the revolving loans remains at $332.5 million.

The Credit Facility continues to be secured by certain assets of the Company and certain subsidiaries of the Company, including accounts receivable, inventory, payment intangibles and deposit accounts. Equity interests, certain equipment, intellectual property and most leasehold interests are specifically excluded. The Credit Facility continues to provide for the borrowing base to include real estate as those assets are added or maintained as collateral and contains customary real estate covenants. As of January 31, 2026, we had outstanding revolver borrowings under the Credit Facility of $3.4 million (CAD $4.6 million) related to GCO Canada ULC. We had outstanding letters of credit of $6.2 million under the Credit Facility at January 31, 2026. These letters of credit support insurance and lease indemnifications.

Deferred financing costs incurred in Fiscal 2026 of $1.6 million related to the amended Credit Facility were capitalized and are being amortized over the term of the new agreement. The remaining balance of deferred financing costs incurred related to the previous Credit Facility are being amortized over the term of the new agreement. These costs are included in other noncurrent assets on the Consolidated Balance Sheets.

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

The Credit Facility also permits us to incur senior debt in an amount up to the greater of $500.0 million or an amount that would not cause our ratio of consolidated total indebtedness to consolidated EBITDA to exceed 5.0:1.0 as of the date of incurrence (and after giving effect to any such incurrence), provided that certain terms and conditions are met.

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

The Credit Facility does not require us to comply with any financial covenants unless Excess Availability, as defined in the Credit Agreement, is less than the greater of $22.5 million or 10% of the loan cap. If and during such time as Excess Availability is less than the greater of $22.5 million or 10% of the loan cap, the Credit Facility requires us to have a fixed charge coverage ratio of not less than 1.0:1.0. Excess Availability was $305.7 million at January 31, 2026.

The Credit Facility contains customary events of default, which if any of them occurs, would permit or require the principal of and interest on the Credit Facility to be declared due and payable as applicable.

We were in compliance with all the relevant terms and conditions of the Credit Facility as of January 31, 2026.

U.K. Facility Agreement

On November 2, 2022, Schuh entered into the Facility Agreement with Lloyds for a £19.0 million revolving credit facility. The Facility Agreement was extended through February 28, 2026 and bears interest at 2.35% over the SONIA Rate. The Facility Agreement was amended during the first quarter of Fiscal 2027 on February 20, 2026 to, among other things, increase the commitment of the credit facility to £20.0 million, extend the maturity date to August 20, 2027 and it will bear interest at 1.75% over the SONIA Rate. This Facility Agreement replaced Schuh's Facility Letter. The Facility Agreement includes certain financial covenants specific to Schuh. Following certain customary events of default outlined in the Facility Agreement, payment of outstanding amounts due may be accelerated or the commitments may be terminated. The Facility Agreement is secured by charges over all of the assets of Schuh, and Schuh's subsidiary, Schuh (ROI) Limited. Pursuant to a Guarantee in favor of Lloyds in its capacity as security trustee, Genesco Inc. has guaranteed the obligations of Schuh under the Facility Agreement and certain existing ancillary facilities on an unsecured basis. As of January 31, 2026, we did not have any borrowings under the Schuh Facility Agreement and were in compliance with all the relevant terms and conditions of the Facility Agreement as of January 31, 2026.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases

We lease our office space and all of our retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2037. The store leases in the United States, Puerto Rico and Canada typically have initial terms of approximately 10 years. The store leases in the U.K. and the ROI typically have initial terms of between 10 and 15 years. Our lease portfolio includes leases with fixed base rental payments, rental payments based on a percentage of retail sales over contractual amounts and others with predetermined fixed escalations of the minimum rentals based on a defined consumer price index or percentage. Generally, most of the leases require us to pay taxes, insurance, maintenance costs and contingent rentals based on sales. We evaluate renewal options and break options at lease inception and on an ongoing basis, and include renewal options and break options that we are reasonably certain to exercise in our expected lease terms for calculations of our right-of-use assets and lease liabilities. Approximately 3% of our leases contain renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Net lease costs are included within selling and administrative expenses on the Consolidated Statements of Operations. The table below presents the components of lease cost for operating leases for the years ended January 31, 2026, February 1, 2025 and February 3, 2024.

(In thousands)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Operating lease cost	$169,964	$157,322	$164,355
Variable lease cost	14,756	11,702	14,582
Less: Sublease income	(148)	(17)	(173)
Net Lease Cost	$184,572	$169,007	$178,764

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 9

Leases

The following table reconciles the maturities of undiscounted cash flows to our operating lease liabilities recorded on the Consolidated Balance Sheets at January 31, 2026:

Fiscal Years	(In thousands)
2027	$146,527
2028	107,566
2029	80,951
2030	68,815
2031	60,093
Thereafter	164,066
Total undiscounted future minimum lease payments	628,018
Less: Amounts representing interest	(110,014)
Total Present Value of Operating Lease Liabilities	$518,004

Our weighted-average remaining lease term and weighted-average discount rate for operating leases as of January 31, 2026 and February 1, 2025 are:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years)	6.4 years	5.8 years
Weighted-average discount rate	5.8%	5.6%

As of January 31, 2026, we have additional operating leases and lease renewals that have not yet commenced with estimated right of use liabilities of $55.8 million. These leases will commence in Fiscal 2027 and Fiscal 2028 with lease terms of 1 to 10 years.

Note 10

Equity

Non-Redeemable Preferred Stock

		Number of Shares			Amounts in Thousands
		As of Fiscal Year End			As of Fiscal Year End
Class	Shares Authorized	2026	2025	2024	2026	2025	2024
Employees’ Subordinated Convertible Preferred	5,000,000	27,830	27,845	27,845	$835	$835	$836
Stated Value of Issued Shares					835	835	836
Employees’ Preferred Stock Purchase Accounts					—	—	(23)
Total Non-Redeemable Preferred Stock					$835	$835	$813

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

Common Stock:

Common stock-$1 par value. Authorized: 80,000,000 shares; issued: January 31, 2026 – 11,277,257 shares; February 1, 2025 – 11,773,352 shares. There were 488,464 shares held in treasury as of January 31, 2026 and February 1, 2025, respectively. Each outstanding share is entitled to one vote. At January 31, 2026, common shares were reserved as follows: 27,830 shares for conversion of preferred stock and 766,794 shares for the 2020 Plan.

For the year ended January 31, 2026, shares of common stock were issued as follows: (i) 143,178 restricted shares as part of the 2020 Plan; (ii) 43,144 shares to directors in exchange for their services; (iii) 64,529 shares withheld for taxes on restricted stock vested in Fiscal 2026; (iv) 13,372 shares of restricted stock forfeited in Fiscal 2026 and (v) 15 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, the Company repurchased and retired 604,531 shares of common stock at an average weighted market price of $20.79 for a total of $12.6 million.

For the year ended February 1, 2025, shares of common stock were issued as follows: (i) 301,222 restricted shares as part of the 2020 Plan; (ii) 36,320 shares to directors in exchange for their services; (iii) 89,942 shares withheld for taxes on restricted stock vested in Fiscal 2025; and (iv) 35,408 shares of restricted stock forfeited in Fiscal 2025. In addition, we repurchased and retired 399,633 shares of common stock at an average weighted market price of $24.49 for a total of $9.8 million.

For the year ended February 3, 2024, shares of common stock were issued as follows: (i) 257,744 restricted shares as part of the 2020 Plan; (ii) 38,284 shares to directors in exchange for their services; (iii) 86,179 shares withheld for taxes on restricted stock vested in Fiscal 2024; (iv) 76,633 shares of restricted stock forfeited in Fiscal 2024; and (v) 90 shares were issued in miscellaneous conversions of Employees’ Subordinated Convertible Preferred Stock. In addition, we repurchased and retired 1,261,295 shares of common stock at an average weighted market price of $25.39 for a total of $32.0 million.

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

Note 11

Income Taxes

The components of earnings (loss) from continuing operations before income taxes is comprised of the following:

	Fiscal Year
(In thousands)	2026	2025	2024
United States	$19,346	$(1,476)	$(43,859)
Foreign	(6,755)	10,784	22,085
Total Earnings (Loss) from Continuing Operations before Income Taxes	$12,591	$9,308	$(21,774)

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Income tax expense from continuing operations is comprised of the following:

	Fiscal Year
(In thousands)	2026	2025	2024
Current
U.S. federal	$904	$1,711	$(3,672)
International	(206)	2,007	3,419
State	648	1,100	744
Total Current Income Tax Expense	1,346	4,818	491
Deferred
U.S. federal	(58)	20,226	(5,060)
International	(1,151)	515	1,074
State	1	6,017	7,438
Total Deferred Income Tax Expense (Benefit)	(1,208)	26,758	3,452
Net Interest Related to Income Taxes
U.S. federal	(931)	(3,062)	(2,728)
International	—	—	—
State	(5)	203	66
Total Net Interest Related to Income Taxes	(936)	(2,859)	(2,662)
Tax Expense Recognized for Unrecognized Tax Benefits (“UTBS”) in the Statement of Operations
U.S. federal	—	—	—
International	—	—	—
State	113	103	573
Total Tax Expense Recognized for UTBS in the Statement of Operations	113	103	573
Total Income Tax Expense (Benefit) – Continuing Operations	$(685)	$28,820	$1,854

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations for Fiscal 2026 is as follows:

		Effective
	Fiscal Year	Income Tax
($ In thousands)	2026	Rate %
Earnings from continuing operations before income taxes	$12,591	NA
Statutory U.S. income tax rate	21%	NA

Tax expense using statutory U.S. income tax rate	2,644	21%
State and local income taxes, net of federal income tax effect (1)	508	4%
Foreign tax effects:
U.K.:
Statutory rate difference between U.K. and U.S.	(239)	(2)%
Valuation allowance	511	4%
Nontaxable branch income	(419)	(3)%
Other	(373)	(3)%
Subtotal U.K.	(520)	(4)%
ROI:
Statutory rate difference between ROI and U.S.	263	2%
Valuation allowance	416	3%
Other	(14)	0%
Subtotal ROI	665	5%
Other foreign jurisdictions	(55)	0%
Total foreign tax effects	90	1%
Tax credits:
Work opportunity tax credit	(938)	(8)%
Changes in valuation allowance	(4,061)	(32)%
Nontaxable or nondeductible items:
Limitation on excess compensation	820	7%
Share-based payment awards	676	5%
Other	237	2%
Change in UTBs	113	1%
Other adjustments:
Interest & penalties - income tax	(735)	(6)%
Other	(39)	0%
Income Tax Benefit/Effective Tax Rate	$(685)	(5)%

(1)Texas makes up the majority of the state tax effect.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Reconciliation of the United States federal statutory rate to our effective tax rate from continuing operations for Fiscal 2025 and Fiscal 2024 is as follows:

	Fiscal Year
	2025	2024
U. S. federal statutory rate of tax	21.00%	21.00%
State taxes (net of federal tax benefit)	1.06	(0.92)
Foreign rate differential	1.89	0.76
Change in valuation allowance	305.14	(33.57)
Uncertain tax position	1.10	(2.63)
Credits	(9.83)	4.54
Global intangible low-tax income	—	(2.34)
Permanent items	11.56	(4.50)
IRS interest	(25.99)	9.90
Other	3.70	(0.75)
Effective Tax Rate	309.63%	(8.51)%

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act ("OBBBA"), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, “Income Taxes,” we recognized effects of the OBBBA during the second quarter of Fiscal 2026 for the provisions enacted at that point in time. For the fiscal year ended January 31, 2026, we had a material decrease in our U.S. jurisdiction to both the current tax liability and the effective income tax rate as a result of the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the U.S. jurisdiction. Including the impact of the OBBBA tax law changes, we recorded an effective income tax rate of (5.4)% in Fiscal 2026.

We are subject to a tax on global intangible low-tax income (“GILTI”). GILTI taxes foreign income in excess of deemed return on tangible assets of a foreign corporation and we elected to treat this tax as a period cost. The impact from GILTI was not material for Fiscal 2026, 2025 or 2024.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Deferred tax assets and liabilities are comprised of the following:

(In thousands)	January 31, 2026	February 1, 2025
Pensions	$1,047	$738
Lease obligation	135,366	126,744
Book over tax depreciation	13,487	14,359
Expense accruals	9,201	8,509
Uniform capitalization costs	8,861	8,840
Provisions for discontinued operations and restructurings	648	723
Inventory valuation	1,614	1,356
Tax net operating loss and credit carryforwards	26,632	23,732
Allowances for bad debts and notes	373	484
Deferred compensation and restricted stock	2,559	2,694
Outside basis difference	381	816
Identified intangibles	4,942	5,414
Other	30	30
Gross deferred tax assets	205,141	194,439
Deferred tax asset valuation allowance	(71,174)	(72,355)
Deferred tax asset net of valuation allowance	133,967	122,084
Identified intangibles	(5,764)	(5,220)
Right of use asset	(128,501)	(119,945)
Tax over book depreciation	(1,470)	—
Other	(1,487)	(993)
Gross deferred tax liabilities	(137,222)	(126,158)
Net Deferred Tax Liabilities	$(3,255)	$(4,074)

The deferred tax balances have been classified in our Consolidated Balance Sheets as follows:

	As of Fiscal Year Ended
(In thousands)	2026	2025
Net non-current asset	$249	$389
Net non-current liability	(3,504)	(4,463)
Net Deferred Tax Liabilities	$(3,255)	$(4,074)

As of January 31, 2026 and February 1, 2025, we had net state net operating loss carryforwards of $11.3 million and $11.2 million, respectively. We provided a valuation allowance against these attributes of $11.3 million as of January 31, 2026 and $11.2 million as of February 1, 2025. Expiration of these attributes will occur in various years through 2046.

As of each of January 31, 2026 and February 1, 2025, we had state tax credits of $0.6 million. We provided a valuation allowance against these attributes of $0.6 million as of each of January 31, 2026 and February 1, 2025 and $0.6 million of these credits have a remaining carryforward period of 5 years or less.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

Based upon evaluation of our worldwide operations and specific plans to remit foreign earnings back to the U.S., we can no longer assert that earnings from certain U.K. subsidiaries will be indefinitely reinvested. As of January 31, 2026, we believe there are no deferred taxes applicable to the accumulated undistributed earnings of those foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required in the TCJA. The earnings of our remaining foreign operations are indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual U.S. deferred taxes on unremitted international earnings. If our unremitted international earnings were not considered indefinitely reinvested as of January 31, 2026, an immaterial amount of additional deferred taxes would have been provided.

As of January 31, 2026, foreign tax credit carryforwards of approximately $2.3 million were available to reduce possible future U.S. income taxes and expire from 2028 to 2031. As a result of the TCJA, we may no longer utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $2.3 million has been established against these credits.

As of January 31, 2026 and February 1, 2025, we had gross foreign net operating loss carryforwards of $54.2 million and $40.0 million, respectively, which have a carryforward period of at least 13 years.

The benefit relating to operating loss and credit carryforwards discussed above as of January 31, 2026, consisted of the following:

	January 31, 2026
(In thousands)	Gross Carryforward	Benefit Amount	Valuation Allowance
State operating loss carryforwards	$183,934	$11,301	$(11,301)
State credit carryforwards	-	593	(593)
Foreign tax credit carryforwards	-	2,331	(2,331)
U.K. operating loss carryforwards	7,982	1,995	-
ROI operating loss carryforwards	12,603	1,575	(1,575)
Puerto Rico operating loss carryforwards	130	49	-
Canada operating loss carryforwards	$33,501	8,788	(8,788)
Total Benefit Amount/Valuation Allowance		$26,632	$(24,588)

We regularly evaluate the need for a valuation allowance against our deferred tax assets. In making this determination, we consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets. Based on this assessment, as of January 31, 2026 and February 1, 2025, we provided a total valuation allowance of approximately $71.2 million and $72.4 million, respectively, on U.S. and foreign deferred tax assets for which management has determined it is more likely than not that the deferred tax assets will not be realized.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Fiscal Year
(In thousands)	2026	2025	2024
Unrecognized Tax Benefit – Beginning of Period	$664	$751	$178
Gross Decreases – Tax Positions in a Prior Period	—	(144)	—
Gross Increases – Tax Positions in a Prior Period	—	541	—
Gross Increases – Tax Positions in a Current Period	62	57	573
Settlements	—	(541)	—
Unrecognized Tax Benefit – End of Period	$726	$664	$751

The amount of unrecognized tax benefits which would impact the annual effective tax rate if recognized were $0.7 million as of January 31, 2026, $0.7 million as of February 1, 2025 and $0.8 million as of February 3, 2024. The amount of unrecognized tax benefits may change during the next twelve months but we do not believe the change, if any, will be material to our consolidated financial position or results of operations.

We recognize interest expense and penalties related to the above unrecognized tax benefits within income tax expense on the Consolidated Statements of Operations and it was not material for Fiscal 2026, 2025 or 2024. We recorded $0.9 million, $2.9 million and $2.7 million of interest income within income tax expense, net on the Consolidated Statements of Operations for the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively, primarily related to our outstanding federal refund request.

We file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. With few exceptions, our state and local income tax returns for fiscal years ended January 28, 2023 and beyond remain subject to examination. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from two to six years. As part of the IRS audit of our federal income tax return for the fiscal year ended January 30, 2021, we have extended the statute of limitations for our fiscal years February 1, 2020, forward through March 31, 2026.

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two ("Pillar Two") Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development ("OECD") in 2021, which proposed a 15% global minimum tax applied on a country-by country basis. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, or adopted legislation that became effective in 2025, while additional jurisdictions may enact similar legislation in the future. In January 2026, the OECD issued further administrative guidance introducing a side-by-side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries. We recorded $0.3 million of additional tax expense under the Pillar Two rules in Fiscal 2026 and do not expect the Pillar Two rules to have a material impact on our tax provision or effective tax rate in future periods.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 11

Income Taxes, Continued

For the fiscal year ended January 31, 2026, income taxes paid included a $60.1 million refund, including interest, from the IRS for our Fiscal 2014 to Fiscal 2021 tax periods and $1.1 million for our fiscal 2023 tax period. In addition, income taxes paid included $2.0 million of non-U.S. tax payments and $0.5 million of U.S. state and local income tax payments, for a total net income tax refund of $58.7 million in Fiscal 2026. No income taxes paid to any specific jurisdiction, outside of the IRS refunds, exceeded 5% of the total net income tax refund in Fiscal 2026.

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

Our Consolidated Balance Sheets include other postretirement medical and life insurance liabilities of $7.0 million and $6.2 million as of January 31, 2026 and February 1, 2025, respectively. The amount recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets was $3.5 million and $2.4 million as of January 31, 2026 and February 1, 2025, respectively. Our Consolidated Statement of Operations includes net periodic benefit cost for other postretirement benefits of $0.6 million, $0.4 million and $0.5 million in Fiscal 2026, 2025 and 2024, respectively.

Section 401(k) Savings Plan

We have a Section 401(k) Savings Plan available to all employees in the U.S, including retail employees who have completed 500 hours of service within the first six months of employment, and are age 18 or older. There is a similar savings plan available to U.K. employees.

Since January 1, 2005, we began matching 100% of each U.S. employee’s contribution of up to 3% of salary and 50% of the next 2% of salary. In addition, for those employees hired before December 31, 2004, who were eligible for our cash balance retirement plan before it was frozen, we annually make an additional contribution of 2.5% of salary to each employee’s account. Participants are immediately vested in their contributions and our matching contribution plus actual earnings thereon. Our contribution expense for matching programs in the U.S. and U.K. was approximately $6.9 million for Fiscal 2026, $7.0 million for Fiscal 2025 and $6.9 million for Fiscal 2024.

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

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(Shares in thousands)	2026	2025	2024
Weighted-average number of shares - basic	10,366	10,836	11,243
Common stock equivalents	258	—	—
Weighted-average number of shares - diluted	10,624	10,836	11,243

Common stock equivalents of 0.2 million shares and 0.1 million shares are excluded for Fiscal 2025 and Fiscal 2024, respectively, due to the loss from continuing operations.

We repurchased 604,531 shares during Fiscal 2026 at a cost of $12.6 million or an average of $20.79 per share. We were operating under a $100.0 million repurchase authorization from February 2022. In June 2023, we announced an additional $50.0 million share repurchase authorization. As of January 31, 2026, we have $29.8 million remaining under the expanded share repurchase authorization. We repurchased 399,633 shares during Fiscal 2025 at a cost of $9.8 million or an average of $24.49 per share. We repurchased 1,261,295 shares during Fiscal 2024 at a cost of $32.0 million or an average of $25.39 per share. During the first quarter of Fiscal 2027, through March 25, 2026, we did not repurchase any shares.

Note 14

Share-Based Compensation Plans

We have a share-based compensation plan, the 2020 Plan, which became effective June 25, 2020. Under the 2020 Plan, we may grant non-qualified stock options, RSAs, RSUs and PSUs and other stock-based awards to our key employees, non-employee directors and consultants for up to 1.8 million shares of common stock. Under the 2020 Plan, as amended and restated on June 26, 2025, June 25, 2024 and June 22, 2023, an additional 0.3 million shares, 0.6 million shares and 0.5 million shares of common stock, respectively, were authorized for such grants. Outstanding PSUs are subject to performance conditions that include either total Company performance metrics or business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. The fair value of RSAs, RSUs and PSUs is determined based on the closing price of our common stock on the date of grant. Forfeitures for these awards are recognized as they occur. The 2020 Plan replaced our Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”). There will be no future awards under the 2009 Plan.

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

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

In addition, we established the 2020 Restricted Cash Incentive Program (the “2020 Program”) in Fiscal 2021 and adopted the 2024 Restricted Cash Program in Fiscal 2025 (the "2024 Program" and collectively with the 2020 Program, the "Programs") to attract and retain executive officers and key employees. Officers and employees of the Company or its subsidiaries are eligible to receive grants under the Programs. Total cash of $5.6 million and $5.0 million was granted in Fiscal 2026 and Fiscal 2025, respectively, under the 2024 Program. Cash granted under the 2024 Program will primarily vest 33% per year over three years. Total cash of $2.7 million was granted in June 2020 under the 2020 Program that vested 25% per year over four years. The compensation paid under the Programs is taxable and subject to applicable tax withholding requirements. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these cash grants was $2.8 million, $1.6 million and $0.5 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

Restricted Stock Incentive Plans

Director Restricted Stock

The 2020 Plan permits grants to non-employee directors on such terms as the Board of Directors may approve. Restricted stock awards were made to independent directors on the date of the annual meeting of shareholders in each of Fiscal 2026, 2025 and 2024. The shares granted in each award vested on the earlier of the first anniversary of the grant date and the date of the next annual meeting of shareholders, subject to the director's continued service through that date. The grants for Fiscal 2026, Fiscal 2025 and Fiscal 2024 were valued at $120,000 per director. For Fiscal 2026, 2025 and 2024, we issued 43,144 shares, 36,320 shares and 37,264 shares, respectively, of director restricted stock. In addition, we issued 1,020 shares to newly elected directors in Fiscal 2024. We did not issue any shares to new directors in Fiscal 2026 or Fiscal 2025. We recognized $0.9 million, $0.9 million and $1.0 million of director restricted stock related share-based compensation in Fiscal 2026, 2025 and 2024 in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Restricted Stock Awards and Units

Under the 2020 Plan, we issued 142,258 shares, 300,157 shares and 256,866 shares of RSAs in Fiscal 2026, 2025 and 2024, respectively. Shares of RSAs issued in Fiscal 2026, 2025 and 2024 primarily vest 33% per year over three years, provided that on such date the grantee has remained continuously employed by the Company since the date of grant. Under the original 2020 Plan, restricted share grants depleted the shares available for future grants at a ratio of 1.72 shares per restricted share granted. Under the 2020 Plan, as amended and restated, restricted share grants made (i) after March 24, 2023 and on or before March 31, 2024, deplete the shares available for future grants at a ratio of 1.52 shares per restricted share granted, (ii) after March 31, 2024 and on or before April 15, 2025, deplete shares available for future grants at a ratio of 1.35 shares per restricted share granted and (iii) after April 15, 2025 deplete the shares available for future grants at a ratio of 1.51 shares per restricted share granted.

Additionally, we issued 920, 1,065 and 878 RSUs in Fiscal 2026, 2025 and 2024, respectively, to certain employees at no cost that vest over three years. The fair value of RSAs and RSUs is charged against income as compensation expense over the vesting period. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for these shares was $8.7 million, $10.7 million and $12.6 million for Fiscal 2026, 2025 and 2024, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

A summary of the status of our nonvested shares of our RSAs as of January 31, 2026 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2023	689,145	$47.85
Granted	256,866	36.21
Vested	(210,757)	46.10
Withheld for federal taxes	(86,179)	44.87
Forfeited	(76,633)	45.32
Nonvested at February 3, 2024	572,442	44.06
Granted	300,157	31.71
Vested	(216,025)	40.86
Withheld for federal taxes	(89,942)	40.11
Forfeited	(35,408)	42.30
Nonvested at February 1, 2025	531,224	39.10
Granted	142,258	18.28
Vested	(151,611)	41.35
Withheld for federal taxes	(64,529)	41.85
Forfeited	(13,372)	43.33
Nonvested at January 31, 2026	443,970	$31.22

The number of restricted stock awards issued on the date the stock awards vest is net of shares withheld to satisfy the minimum statutory tax withholding requirements, which we pay on behalf of our employees. Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

As of January 31, 2026, we had $7.8 million of total unrecognized compensation expense related to nonvested RSAs discussed above. That cost is expected to be recognized over a weighted average period of 1.55 years.

Performance-Based Share Units

In Fiscal 2026, 2025 and 2024, we granted 171,503 PSUs, 153,602 PSUs and 96,866 PSUs, respectively, (assuming target level achievement) to certain members of senior management. The actual number of shares that will be issued will be based on actual performance and can range from 50% to 200% or result in 0% of the shares granted. Performance conditions include both total Company and business unit performance metrics along with a requirement that a recipient's service with the Company continue through the end of the performance period. Compensation expense for PSUs, net of forfeitures, is recognized on a straight-line basis over the requisite service period and is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of those goals. If performance goals are achieved, the PSUs will be issued based on the achievement level and will cliff vest in full at the end of the three-year performance period. Any portion of the PSUs that are not earned by the end of the three year period will be forfeited. Under the 2020 Plan, as amended and restated, PSUs granted in Fiscal 2026 deplete the shares available for future

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 14

Share-Based Compensation Plans, Continued

grants at a ratio of 1.51 shares per PSU granted, PSUs granted in Fiscal 2025 deplete the shares available for future grants at a ratio of 1.35 shares per PSU granted and PSUs granted in Fiscal 2024 deplete the shares available for future grants at a ratio of 1.52 shares per PSU granted. During the twelve months ended January 31, 2026, we estimated the probable outcome of the performance goals for each PSU grant and the corresponding expense for the year ended January 31, 2026 is reflected in PSU compensation expense. Compensation expense recognized in selling and administrative expenses in the accompanying Consolidated Statements of Operations for PSUs was $2.6 million, $1.3 million and $0.3 million for Fiscal 2026, 2025 and 2024, respectively.

A summary of the status of nonvested shares of our PSUs as of January 31, 2026 is presented below:

Nonvested Performance-Based Share Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2023	—	$—
Granted(1)	96,866	37.22
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	(7,612)	37.22
Nonvested at February 3, 2024	89,254	37.22
Granted(1)	153,602	26.91
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	(5,446)	30.98
Nonvested at February 1, 2025	237,410	30.69
Granted(1)	171,503	23.92
Performance adjustment(2)	(97,626)	36.14
Vested	—	—
Withheld for federal taxes	—	—
Forfeited	(1,870)	24.05
Nonvested at January 31, 2026	309,417	$25.26

(1)Assumes 100% target level achievement of the relative performance goal. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance goal.

(2) Shares adjusted at the end of Fiscal 2026 for PSUs that did not vest as a result of not achieving the required performance metrics as of January 31, 2026.

As of January 31, 2026, we had $4.9 million of total unrecognized compensation expense related to non-vested PSUs discussed above. That cost is expected to be recognized over a weighted average period of 1.86 years. There were no modifications to PSUs in Fiscal 2026. No shares vested in the periods ended January 31, 2026, February 1, 2025 or February 3, 2024.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.9 million as of January 31, 2026, $2.1 million as of February 1, 2025 and $2.0 million as of February 3, 2024. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities are included in the liability arising from provision for discontinued operations on the accompanying Consolidated Balance Sheets because it relates to former facilities operated by us. We have made pretax accruals for certain of these contingencies, including less than $0.1 million in Fiscal 2026, approximately $0.4 million in Fiscal 2025 and $0.5 million in Fiscal 2024. These charges are included in gain (loss) from discontinued operations, net in the Consolidated Statements of Operations and represent changes in estimates.

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

During the first quarter of Fiscal 2027, we received $13.4 million (net of legal fees) related to payment card interchange fee litigation.

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

Fiscal 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$1,494,649	$500,022	$320,199	$121,226	$2,436,096
Cost of sales	764,615	304,544	148,727	91,360
Selling and administrative expenses	669,544	200,023	166,884	29,932
Segment operating income (loss)	$60,490	$(4,545)	$4,588	$(66)	$60,467
Unallocated selling and administrative expenses					35,085
Asset impairments and other(2)					8,068
Operating income					17,314
Other components of net periodic benefit cost					625
Interest expense, net					4,098
Earnings from continuing operations before income taxes					$12,591

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2026.

(2) Asset impairments and other includes a $3.9 million charge for store restructuring, including $3.6 million in Journeys Group and $0.3 million in Schuh Group, $2.9 million for costs associated with information technology transformation, $0.7 million charge for asset impairments in Schuh Group and $0.6 million for severance.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at fiscal year end(1)	$723,202	$192,674	$210,818	$48,610	$1,175,304	$217,674	$1,392,978
Depreciation and amortization	32,857	8,099	7,097	1,382	49,435	3,890	53,325
Capital expenditures	36,772	8,330	15,564	471	61,137	917	62,054

(1) Of our $710.5 million of long-lived assets, $85.7 million and $15.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Fiscal 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$1,398,922	$479,891	$320,208	$126,041	$2,325,062
Cost of sales	715,723	280,395	148,461	83,670
Selling and administrative expenses	656,854	189,297	163,331	35,565
Segment operating income	$26,345	$10,199	$8,416	$6,806	$51,766
Unallocated selling and administrative expenses					34,606
Asset impairments and other(2)					3,235
Operating income					13,925
Other components of net periodic benefit cost					367
Interest expense, net					4,250
Earnings from continuing operations before income taxes					$9,308

(1) Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2025.

(2) Asset impairments and other includes $1.8 million for severance and $1.4 million charge for asset impairments, of which $0.8 million is in Journeys Group and $0.6 million is in Schuh Group.

Fiscal 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at fiscal year end(1)	$673,560	$189,103	$183,118	$77,154	$1,122,935	$212,601	$1,335,536
Depreciation and amortization	33,785	7,545	5,678	1,313	48,321	4,143	52,464
Capital expenditures	20,478	9,223	9,555	785	40,041	1,091	41,132

(1) Of our $666.3 million of long-lived assets, $90.3 million and $9.3 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Business Segment Information, Continued

Fiscal 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$1,363,835	$480,164	$339,446	$141,179	$2,324,624
Cost of sales	696,351	273,588	160,461	95,404
Selling and administrative expenses	656,412	185,141	162,671	45,783
Segment operating income (loss)	$11,072	$21,435	$16,314	$(8)	$48,813
Unallocated selling and administrative expenses					32,033
Goodwill impairment (2)					28,453
Asset impairments and other(3)					1,787
Operating loss					(13,460)
Other components of net periodic benefit cost					537
Interest expense, net					7,777
Loss from continuing operations before income taxes					$(21,774)

(1)
Net sales in North America and in the United Kingdom, which includes the Republic of Ireland, accounted for 79% and 21%, respectively, of our net sales for Fiscal 2024.
(2)
Goodwill impairment of $28.5 million is related to Genesco Brands Group.
(3)
Asset impairments and other includes $1.1 million for severance and $1.0 million charge for asset impairments in Journeys Group, partially offset by a $0.3 million insurance gain.

Fiscal 2024
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at fiscal year end(1)	$659,150	$200,482	$165,217	$59,630	$1,084,479	$245,411	$1,329,890
Depreciation and amortization	32,419	6,636	5,113	984	45,152	4,289	49,441
Capital expenditures	38,093	12,183	6,785	2,214	59,275	1,028	60,303

(1) Of our $677.2 million of long-lived assets, $89.4 million and $12.3 million relate to long-lived assets in the U.K. and Canada, respectively.

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

Based on their evaluation as of January 31, 2026, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 31, 2026, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements, has issued an attestation report on the Company’s effectiveness of internal control over financial reporting which is included herein. The report by Deloitte & Touche LLP is included in Item 8.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2026, no director or Section 16 officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2026, to be filed with the Securities and Exchange Commission. Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 1, “Information about Our Executive Officers” in this report.

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

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and the Company (the "Insider Trading Policy"). We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing is a summary of our insider trading policies and procedures, does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2026, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Officers, Directors and Principal Shareholders” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2026, to be filed with the Securities and Exchange Commission.

The following table provides certain information as of January 31, 2026 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION*

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	920	$—	766,794
Equity compensation plans not approved by security holders	—	—	—
Total	920	$—	766,794

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2026, to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Audit Matters” in our definitive proxy statement for our annual meeting of shareholders to be held June 25, 2026, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Genesco Inc. and Subsidiaries are filed as part of this report under Item 8, Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, January 31, 2026 and February 1, 2025

Consolidated Statements of Operations, each of the three fiscal years ended 2026, 2025 and 2024

Consolidated Statements of Comprehensive Income (Loss), each of the three fiscal years ended 2026, 2025 and 2024

Consolidated Statements of Cash Flows, each of the three fiscal years ended 2026, 2025 and 2024

Consolidated Statements of Equity, each of the three fiscal years ended 2026, 2025 and 2024

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule 2 — Valuation and Qualifying Accounts, each of the three fiscal years ended 2026, 2025 and 2024

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

e.

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated January 16, 2026 by and among Genesco Inc., certain subsidiaries of Genesco Inc. party thereto, GCO Canada ULC, Genesco (UK) Limited, Other Domestic Borrowers, the Lenders party thereto and Bank of America, N.A., as Agent. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 21, 2026. (File No. 1-3083).

f.

Form of Split-Dollar Insurance Agreement with Executive Officers. Incorporated by reference to Exhibit (10)a to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

	g.	Genesco Inc. Second Amended and Restated 2009 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 28, 2016 (File No. 1-3083).
h.

Genesco Inc. Third Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit (10)h to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

i.

First Amendment to the Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc. Incorporated by reference to Exhibit (10)a to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2021. (File No. 1-3083).

j.

Second Amendment to the Third Amended and Restated EVA Incentive Compensation Plan of Genesco Inc. Incorporated by reference to Exhibit (10)a to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021. (File No. 1-3083).

	k.	Fourth Amended and Restated EVA Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2023. (File No. 1-3083).
	l.	Genesco Inc. 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.’s Definitive Proxy Statement on Schedule 14A, filed May 15, 2020. (File No. 1-3083).
m.

Genesco Inc. Amended and Restated 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.'s Definitive Proxy Statement on Schedule 14A, filed May 12, 2023. (File No. 1-3083).

n.

Genesco Inc. Second Amended and Restated 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.'s Definitive Proxy Statement on Schedule 14A, filed May 17, 2024. (File No. 1-3083).

o.

Genesco Inc. Third Amended and Restated 2020 Equity Incentive Plan. Incorporated by reference to Appendix A to Genesco Inc.'s Definitive Proxy Statement on Schedule 14A, filed May 16, 2025. (File No. 1-3083).

	p.	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit (10)c to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).
	q.	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit (10)d to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

r.

Form of Restricted Share Award Agreement for Executive Officers. Incorporated by reference to Exhibit (10)e to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

s.

Form of Restricted Share Award Agreement for Officers and Employees. Incorporated by reference to Exhibit (10)f to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005 (File No.1-3083).

t.	Form of Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (File No. 1-3083).
u.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 1-3083).
v.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2024 (File No. 1-3083).
w.	Form of Genesco Inc. Performance Share Unit Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2025 (File No. 1-3083).
x.	Form of Genesco Inc. Restricted Share Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (File No. 1-3083).
y.	Form of Indemnification Agreement For Directors. Incorporated by reference to Exhibit (10)m to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No.1-3083). (P)
z.	Form of Non-Executive Director Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to the current report on Form 8-K filed November 3, 2008 (File No. 1-3083).
aa.	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit (10.2) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No.1-3083).
bb.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of February 26, 1997. Incorporated by reference to Exhibit (10)p to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (File No.1-3083).

cc.

First Amendment to Form of Employment Protection Agreement. Incorporated by reference to Exhibit (10)s to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (File No.1-3083).

dd.

Form of Employment Protection Agreement between the Company and certain executive officers dated as of October 30, 2019. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 31, 2019 (File No. 1-3083).

ee.	Form of Employment Protection Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2025 (File No. 1-3083).
ff.	Genesco Inc. Executive Severance Plan. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K filed on May 3, 2024 (File No. 1-3083).
gg.

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

hh.	The Schuh Group Limited 2015 Management Bonus Scheme. Incorporated by reference to Exhibit (10)a to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 (File No.1-3083).
ii.

Letter Agreement dated August 30, 2023, by and between the Company and Mario Gallione. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed August 31, 2023. (File No. 1-3083).

jj.

Form of Genesco Inc. Restricted Share Award Agreement. Incorporated by reference to Exhibit (10)cc to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024. (File No. 1-3083).

kk.	Basic Form of Exchange Agreement (Restricted Stock). Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).

	ll.	Basic Form of Exchange Agreement (Unrestricted Stock). Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 29, 2009 (File No. 1-3083).
	mm.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2009 (File No. 1-3083).
	nn.	Form of Conversion Agreement. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 6, 2009 (File No. 1-3083).
oo.

Terms and Conditions to Trademark License Agreement dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)bb to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

pp.

Schedule to Trademark License Agreement (Levi’s® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)cc to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

qq.

Schedule to Trademark License Agreement (Dockers® Brand) dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)dd to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

rr.

Amendment No. 1 to Trademark License Agreement, dated December 17, 2019, between Levi Strauss & Co. and Genesco Inc.* Incorporated by reference to Exhibit (10)ee to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. (File No. 1-3083).

	ss.	Consulting Agreement, dated January 29, 2026, by and between Genesco Inc. and Cassandra E. Harris.
(16)

Letter from Ernst & Young to the Securities and Exchange Commission, dated May 6, 2025. Incorporated by reference to Exhibit (16.1) to the Company's Current Report on Form 8-K filed May 6, 2025. (File No. 1-3083).

(19)		Insider Trading Policy. Incorporated by reference to Exhibit (19) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025. (File No. 1-3083).
(21)		Subsidiaries of the Company.
(23)		Consent of Deloitte & Touche LLP, Independent Register Public Accounting Firm on page 92.
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm on page 93.
(24)		Power of Attorney.
(31.1)		Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97)

Genesco Inc. Amended and Restated Compensation Recoupment Policy, dated as of October 26, 2023. Incorporated by reference to Exhibit (97) to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024. (File No. 1-3083).

101

The following materials from Genesco Inc.'s Annual Form on Form 10-K for the year ended January 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2026 and February 1, 2025, (ii) Consolidated Statements of Operations for each of the three fiscal years ended 2026, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years ended 2026, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for each of the three fiscal years ended 2026, 2025 and 2024, (v) Consolidated Statements of Equity for each of the three fiscal years ended 2026, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibits (10)f through (10)x, (10)aa through (10)ii and (10)ss are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

None.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements Nos. 333-08463, 333-104908, 333-40249, 333-128201, 333-160339, 333-180463, 333-218670, 333-248715, 333-274394, 333-282063 and 333-290298 on Form S-8 of our reports dated March 25, 2026 relating to the financial statements of Genesco Inc. and the effectiveness of Genesco Inc.'s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Genesco Inc. for the year ended January 31, 2026.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
March 25, 2026

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

(6) Registration statement (Form S-8 No. 333-180463) of Genesco Inc.,

(7) Registration statement (Form S-8 No. 333-218670) of Genesco Inc.,

(8) Registration statement (Form S-8 No. 333-248715) of Genesco Inc.,

(9) Registration statement (Form S-8 No. 333-274394) of Genesco Inc.,

(10) Registration statement (Form S-8 No. 333-282063) of Genesco Inc., and

(11) Registration statement (Form S-8 No. 333-290298) of Genesco Inc.

of our report dated March 26, 2025, with respect to the consolidated financial statements of Genesco Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Genesco Inc. for the year ended January 31, 2026, and the financial statement schedule of Genesco Inc. and Subsidiaries included herein.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 25, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESCO INC.

By:	/s/Mimi Eckel Vaughn
Mimi Eckel Vaughn
Board Chair, President, Chief Executive Officer and
Interim Chief Financial Officer

Date: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of February, 2026.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer and
Mimi Eckel Vaughn	Interim Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

/s/Cassandra E. Harris	Principal Accounting Officer
Cassandra E. Harris

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew Bilunas*	Mary Meixelsperger*

Carolyn Bojanowski *	Gregory A. Sandfort*

John F. Lambros.*	Mimi E. Vaughn*

Thurgood Marshall, Jr.*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact

Genesco Inc.

and Subsidiaries

Financial Statement Schedule

January 31, 2026

Schedule 2

Genesco Inc.

and Subsidiaries

Valuation and Qualifying Accounts

Year Ended January 31, 2026

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$2,522	$67	$(212)	$2,377
Markdown Allowance (1)	$7,678	$1,500	$(1,428)	$7,750

Year Ended February 1, 2025

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$4,266	$124	$(1,868)	$2,522
Markdown Allowance (1)	$6,229	$2,945	$(1,496)	$7,678

Year Ended February 3, 2024

(In thousands)	Beginning Balance	Charged to Profit and Loss	Reductions	Ending Balance
Allowances deducted from assets in the balance sheet:
Accounts Receivable Allowances	$3,710	$662	$(106)	$4,266
Markdown Allowance (1)	$6,018	$3,818	$(3,607)	$6,229

(1)
Reflects adjustment of merchandise inventories to realizable value. Charged to Profit and Loss column represents increases to the allowance and the Reductions column represents decreases to the allowance based on quarterly assessments of the allowance.