Form 10-K/A
period 2026-01-31
GENESCO INC
filed 2026-06-01
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of May 18, 2026, 11,103,175 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“Fiscal 2026”), originally filed with the Securities and Exchange Commission (the “SEC”), on March 25, 2026 (the “Original Filing”). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K and not included in the Original Filing. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because we have not filed, and will not file, a definitive proxy statement within 120 days after the end of our Fiscal 2026. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and interim principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Filing or reflect events that occurred after the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the "Board") of Genesco Inc. (the "Company" or "Genesco") currently has nine directors, all of which are standing for re-election at the Company's 2026 annual meeting of shareholders (the "Annual Meeting"). The nine directors standing for re-election at the Annual Meeting will hold office until the next annual meeting of shareholders and/or until their successors are elected and qualified. All of the nominees are presently serving as directors, and all have agreed to serve if elected. All nominees have previously been elected by the Company’s shareholders.

All the Company’s directors have demonstrated business acumen, the ability to exercise sound business judgment, and a commitment to serve the Company as directors. They also bring a variety of professional backgrounds and leadership experience that contribute to the effectiveness of the Board in fulfilling its responsibilities to the Company. Set forth below is biographical information about each director and a discussion of factors in his or her experience that the Board views as supporting his or her continued service on the Board.

JOANNA BARSH, 73, Independent Consultant; Director Emerita, McKinsey & Company. Ms. Barsh joined Genesco's Board in November 2013. She served as a senior partner emeritus of McKinsey & Company, a global management consulting firm, from March 2013 through March 2026, following more than 30 years with that firm, where she had been a senior partner since 1994. She is the author of several books on leadership and continues to conduct research on talent management within the U.S. and in Latin America. Ms. Barsh has counseled companies and organizations around the world in the retail, consumer products, direct selling, private equity, and media sectors on strategic and operational issues. She has been a strong advocate for women for over two decades, having worked with The Wall Street Journal, the U.S. Chamber of Commerce, Fortune, Danone's Eve Program, and Monterrey Tech. The Board believes that Ms. Barsh's expertise gained through more than three decades of helping management teams and boards identify market opportunities, chart and implement strategies, identify and execute business transformations and navigate industry transitions, as well as her extensive research on advancing women and people of color in the workplace, provide valuable insight to Genesco's Board and management.

MATTHEW M. BILUNAS, 53, Senior Executive Vice President, Chief Financial Officer, Best Buy Co., Inc. Matt Bilunas is the chief financial officer and senior executive vice president of enterprise strategy for Best Buy Co., Inc (“Best Buy”) (NYSE: BBY). He is responsible for overseeing all aspects of global finance, including audit, procurement and financial services, as well as enterprise strategy and real estate. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at the corporate campus. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key leader during Best Buy’s transformation. Prior to becoming CFO, he was senior vice president of enterprise and merchandise finance. He also has held finance roles in retail, e-commerce and marketing. Before joining Best Buy, Mr. Bilunas worked at Carlson Inc., NRG Energy Inc. (NYSE: NRG), Bandag Inc., and KPMG. He holds a bachelor’s degree in accounting from Iowa State University. The Board believes that Mr. Bilunas’ experience as a chief financial officer and his expertise and knowledge of accounting, auditing, internal control over financial reporting and investor relations by publicly-traded companies are valuable to the Board and to the Company.

CAROLYN BOJANOWSKI, 48, Executive Vice President Merchandising, Sephora USA, a division of LVMH Moët Hennessy Louis Vuitton SE. During her 21-year tenure at Sephora USA, a division of LVMH Moët Hennessy Louis Vuitton SE, where she has served as executive vice president merchandising since September 2022, Ms. Bojanowski has made transformative contributions in omni-channel retailing, e-commerce, merchandising, marketing, and brand and product development. She is currently a member of the company’s North American Operating Committee and is responsible for sales through all of Sephora’s channels, including Sephora stores, Sephora.com and Sephora inside Kohl’s. From June 2020 to September 2022, Ms. Bojanowski served as senior vice president, general manager e-commerce; from March 2020 to June 2020, she served as senior vice president, dotcom merchandising and gift cards; and from January 2017 to March 2020, she served as vice president, Sephora.com merchandising. Ms. Bojanowski has led the company’s dotcom merchandising and marketing, and e-commerce delivery strategy, created new digital partnerships, introduced new payment methods, launched buy online pick up in store and same day delivery capabilities, and elevated the dotcom client experience in both the U.S. and Canada. A seasoned operator and accomplished strategist, Ms. Bojanowski has extensive experience working with more than 200 brands and driving growth and innovation at Sephora. The Board believes that Ms. Bojanowski’s experience in merchandising, marketing and brand development, as well as her experience in digital and e-commerce, is valuable to the Board and to the Company.

JOHN F. LAMBROS, 60, Managing Director and Co-Head U.S. Technology Group, Head Global Digital Media & Entertainment, Houlihan Lokey. Mr. Lambros is managing director and co-head U.S. Technology Group, and head global digital media & entertainment at Houlihan Lokey. He previously served as president of GCA-U.S., a global investment bank, serving as the head of its digital media banking practice. He also served as a member of its board of directors and executive committee and served as a member of the board of directors of GCA Corporation, its parent company (TYO: 2174). Mr. Lambros has been an active advisor to and operator in the digital media and emerging technology markets. As an investment banker, Mr. Lambros has led more than 250 public and private market financings, merger and acquisition transactions, recapitalizations, joint ventures and senior and subordinated debt financings. From 2000 to 2003, he was senior vice president of business development for Into Networks, a broadband technology company. From 1993 to 2000, Mr. Lambros was a banker at Morgan Stanley & Co. (NYSE: MS), where he served as a vice president and member of the global communications group focused on advising emerging telecommunications, media and technology clients. The Board considers Mr. Lambros’ experience in corporate finance, digital media, emerging technology sectors, as well as his experience with strategic portfolio reviews, M&A, transaction matters and capital markets to be beneficial to Genesco’s Board.

THURGOOD MARSHALL, JR., 69, Retired Partner, Morgan, Lewis & Bockius LLP. Mr. Marshall, who joined Genesco’s Board in 2012, was a partner in the Washington, D.C. office of the law firm of Morgan, Lewis & Bockius LLP until his retirement in September 2019. He serves on the board of EN+ Group (LSE:ENPL & MOEX:ENPG), a publicly traded multinational producer of hydropower and low-carbon aluminum. He also serves on the board of CoreCivic Inc. (NYSE: CXW), a publicly-traded, full-service corrections management and real estate solutions provider. He is a former board member of the Ethics Compliance and Certification Institute, the United States Postal Service and the Ford Foundation. Mr. Marshall works at the intersection of law, business, politics and policy. He has practiced law, held senior government appointments, and he serves on an array of corporate and non-profit boards. Mr. Marshall’s professional background includes service in all three branches of the federal government and in the private sector. Prior to joining a predecessor of Morgan, Lewis & Bockius LLP as a partner in 2001, he served in roles including Assistant to the President and Cabinet Secretary from 1997 to 2001, co-chair of the White House Olympic Task Force in connection with the 2002 Winter Olympics, director of legislative affairs and deputy counsel to the Vice President, counsel to the Senate Judiciary Committee, the Committee on Commerce, Science & Transportation, and the Governmental Affairs Committee, and as a judicial clerk to the Honorable Barrington D. Parker of the U.S. District Court for the District of Columbia. The Board believes that Mr. Marshall’s extensive experience in government service, insight into regulatory affairs, and his expertise in corporate governance and oversight, ethics and risk management and stakeholder relations gained through service as a director in for-profit, non-profit, and public sectors, bring unique and valuable perspective to Genesco.

ANGEL R. MARTINEZ, 71, Co-Chief Executive Officer and Director, Oofos. Mr. Martinez was named co-chief executive officer of Oofos, a recovery footwear brand, in October 2025, after joining the Oofos board of directors in February 2025. He previously served as chief executive officer and president of Deckers Brands (formerly known as Deckers Outdoor Corporation) (NYSE: DECK), a footwear designer and distributor whose brands include UGG, Teva, Hoka and Koolaburra, from April 2005 until his retirement in June 2016, as executive chairman of the board from 2008 until June 2016, and as non-executive chairman of the board from June 2016 until September 2017. Prior to joining Deckers, Mr. Martinez was co-founder of Keen LLC, an outdoor footwear manufacturer, and served as its president, chief executive officer and vice chairman from April 2003 to March 2005. Prior thereto, he served as executive vice president and chief marketing officer of Reebok International Ltd. and as chief executive officer and president of The Rockport Company, a subsidiary of Reebok International Ltd. He currently serves on the board of directors and is a member of the audit committee of Korn Ferry (NYSE: KFY) and served on the board of directors and as a member of the compensation committee of Tupperware Brands Corporation (NYSE: TUP) from 1998 to 2020. The Board believes that Mr. Martinez’s 40 years of experience in the retail footwear industry and his operational and strategic knowledge, including his expertise in capital allocation, navigating and leading industry transitions and business transformation, and human capital management, gained through his experience as a leader and board member of other publicly-traded companies brings valuable insight to the Board and the Company.

MARY E. MEIXELSPERGER, 65, Retired Chief Financial Officer, Valvoline Inc. Mary E. Meixelsperger was chief financial officer of Valvoline Inc. (NYSE: VVV) and served in that role from 2016 to 2025. Valvoline is a leading provider of automotive preventative maintenance services in its more than 1,900 retail stores throughout the United States and Canada. Prior to joining Valvoline Inc., Ms. Meixelsperger was senior vice president and chief financial officer of DSW Inc. (NYSE: DSW), now operating as Designer Brands Inc. (NYSE: DBI), one of North America's largest designers, producers and retailers of footwear and accessories, from April 2014 to June 2016, and held the roles of chief financial officer, controller and treasurer at Shopko Stores from 2006 to 2014. Ms. Meixelsperger also serves as a director of a wholly-owned subsidiary of Valvoline Inc. and served as a director of Valvoline Cummins Private Ltd., a joint venture between Valvoline Inc. and Cummins India from 2017 to 2020. She also serves as Immediate Past Chairperson of the United Way of the Bluegrass. Ms. Meixelsperger has over thirty years of experience in various aspects of finance, accounting, risk management, business development, strategic planning, and information technology, and has served in senior leadership roles at several companies, including shoe retailer, DSW, and automotive services company, Valvoline. The Board believes that Ms. Meixelsperger's decades of experience as a chief financial officer, her expertise and knowledge of accounting, auditing, and internal control over financial reporting by publicly-traded companies, and her experience with omni-channel strategy and the specialty footwear retail industry will be valuable to the Board and to the Company.

GREGORY A. SANDFORT, 70, Lead Independent Director; Former Chief Executive Officer and Director, Tractor Supply Company. Gregory A. Sandfort served as chief executive officer of Tractor Supply Company (Nasdaq: TSCO) (“Tractor Supply”) from May 2016 to January 2020 and as a member of the board of directors of Tractor Supply from February 2013 to May 2020. Following his retirement, he served as strategic advisor and consultant to Tractor Supply from January to August 2020. Mr. Sandfort served as president and chief executive officer of Tractor Supply from December 2012 to May 2016 and as president and chief operating officer of Tractor Supply from February 2012. Mr. Sandfort also previously served in the roles of president and chief merchandising officer and executive vice president – chief merchandising officer of Tractor Supply. Mr. Sandfort served as president and chief operating officer at Michaels Stores, Inc. from March 2006 to August 2007 and as executive vice president – general merchandise manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort has also served as a director of WD-40 Company (Nasdaq: WDFC) since 2011 and as Chair of the Board of WD-40 Company since October 2020. He was also formerly a director of Kirkland’s, Inc. (Nasdaq: KIRK). With over 40 years of experience in the retail industry, Mr. Sandfort brings a wealth of knowledge regarding all facets of Genesco’s industry and retail, including merchandising, marketing, brand management, operations, strategic planning, human resource management and logistics. The Board considers his broad-based experience in the retail industry, his expertise in capital allocation and his understanding of customer dynamics and shifting consumer preferences and ability to leverage such understanding to successfully lead business transformations to be valuable to the Board and to the Company.

MIMI E. VAUGHN, 60, Board Chair, President, Chief Executive Officer and Interim Chief Financial Officer. Ms. Vaughn joined the Company in September 2003 as vice president of strategy and business development. She was named senior vice president, strategy and business development in October 2006, senior vice president of strategy and shared services in April 2009 and senior vice president – finance and chief financial officer in February 2015. In May 2019, Ms. Vaughn was named senior vice president and chief operating officer and continued to serve as senior vice president-finance and chief financial officer until her successor was appointed in June 2019. In October 2019, Ms. Vaughn was appointed to become president and chief executive officer of the Company on February 2, 2020 and was appointed as a director effective October 30, 2019. As of March 6, 2026, Ms. Vaughn became the Company's interim chief financial officer until the Company names a successor. Ms. Vaughn has also served as a director of Five Below, Inc. (Nasdaq: FIVE) since September 2023. Prior to joining the Company, Ms. Vaughn was executive vice president of business development and marketing, and acting chief financial officer from 2000 to 2001, for Link2Gov Corporation in Nashville. From 1993 to 1999, she was a consultant at McKinsey & Company in Atlanta. Ms. Vaughn brings to the Board proven and critical experience and leadership developed by serving in multiple positions with the Company for more than 20 years. With her background in strategy and corporate finance, and her experience in the retail industry, the Board believes Ms. Vaughn is the appropriate person to lead the Company in executing its footwear first strategy.

Executive Officers

Pursuant to General Instruction G(3), certain information concerning our executive officers appears under Part I, Item 4A, "Executive Officers of the Registrant" in the Original Filing.

Audit Committee

Members: Mary E. Meixelsperger (chairperson), Matthew M. Bilunas and Gregory A. Sandfort

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently composed of three independent directors (as defined under the applicable rules of the New York Stock Exchange (the "NYSE") and SEC) and operates under a written charter adopted by the Board. The audit committee assists the Board in monitoring (i) the integrity of the Company’s financial statements, (ii) the effectiveness of the Company’s internal controls over financial reporting, (iii) the effectiveness of the Company’s systems of internal accounting and financial controls, (iv) the Company’s compliance with legal and regulatory requirements and its ethics programs as established by management and the Board, (v) the qualifications and independence of the Company’s registered public accounting firm, (vi) the performance of the Company’s internal audit function and independent registered public accountants and (vii) the Company’s policies with respect to risk assessment and risk management, including the risk of fraud, technology and information security, including cybersecurity and data privacy. The audit committee met 15 times in Fiscal 2026. The Board has determined that Ms. Meixelsperger and Messrs. Bilunas and Sandfort each qualify as an “audit committee financial expert,” as defined in Item 407(d) of Regulation S-K under the Exchange Act, and is “independent,” as defined by the NYSE rules and Rule 10A-3 under the Exchange Act.

Nominating and Governance Committee

Members: Joanna Barsh (chairperson), Carolyn Bojanowski, Thurgood Marshall, Jr. and Angel R. Martinez

The nominating and governance committee is currently composed of four directors who are independent under applicable NYSE rules. The functions of the nominating and governance committee include (i) identifying candidates qualified to serve on the Board, (ii) developing and reviewing governance policies and principles for the Company, (iii) overseeing the evaluation of the performance of the Board and management, and (iv) making recommendations to the Board with respect to (a) the size of the Board, (b) candidates for election to the Board, (c) the designation of committees of the Board, their functions and members, (d) the succession of the executive officers of the Company, (e) Board policies and procedures and other matters of corporate governance, (f) the qualifications of incumbent directors as nominees for re-election, and (f) oversight of the Company’s corporate responsibility strategy. The nominating and governance committee, in recognition of the importance of corporate responsibility matters, has established a subcommittee focused on such matters. Further information on the nominating and governance committee is set forth under the caption “Corporate Governance” below. The nominating and governance committee met four times in Fiscal 2026.

Compensation Committee

Members: John F. Lambros (chairperson), Joanna Barsh and Gregory A. Sandfort

The compensation committee is currently composed of three directors who are independent under applicable NYSE rules. The functions of the compensation committee include (i) reviewing and determining the compensation and incentive arrangements of certain officers of the Company and other management employees reporting directly to the chief executive officer, (ii) making recommendations to the Board with respect to the compensation of directors, (iii) reviewing and providing assistance and recommendations to the Board with respect to (a) management incentive compensation plans and (b) the establishment, modification or amendment of any employee benefit plan (as that term is defined in the Employee Retirement Income Security Act of 1974, as amended) to the extent that action taken by the Board is required, (iv) serving as the primary means of communication between the administrator of the Company’s employee benefit plans and the Board, (v) administering the Genesco Inc. Third Amended and Restated 2020 Equity Incentive Plan (together with any prior iterations of the Company’s 2020 Equity Incentive Plan, the “Amended and Restated 2020 Equity Incentive Plan”), (vi) overseeing and monitoring the Company’s compensation recoupment policies and procedures and (vii) reviewing and making recommendations to the Board with respect to the Compensation Discussion and Analysis and the compensation committee report required by SEC regulations for inclusion in the Company’s proxy statement. In fulfilling its responsibilities, the compensation committee may delegate any or all of its responsibilities to a subcommittee of the compensation committee, consisting of one or more independent members of the compensation committee. The compensation committee met 11 times in Fiscal 2026.

Code of Business Conduct and Ethics for Employees and Directors

The Company has adopted a Code of Business Conduct and Ethics for Employees, Officers and Directors that applies to all employees, officers and directors. The Company has made the Code of Business Conduct and Ethics for Employees, Officers and Directors available and intends to provide disclosure of any amendments or waivers of the code with respect to directors and executive officers within four business days after an amendment or waiver on its website, www.genesco.com.

Legal Proceedings

The Company is not aware of any legal proceedings related to any directors that are required to be disclosed under Item 401(f) of Regulation S-K under the Exchange Act.

Information regarding (i) compliance with Section 16(a) of the Exchange Act is set forth under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and (ii) the Company's insider trading policies and procedures is set forth under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Fiscal 2026 Summary Results

The Company embraces a pay-for performance philosophy, and the compensation of the named executive officers for Fiscal 2026 was directly aligned with the Company’s financial performance. Journeys’ business improved significantly as a result of the strategic initiatives the Company implemented during Fiscal 2026. The Company’s net sales grew 4.8% in Fiscal 2026 with a 6% increase in comparable sales, including a 6% increase in same store sales and a 4% increase in comparable e-commerce sales. The Company has also made substantial progress in realigning its cost base. Consistent with our Fiscal 2026 performance and pay for performance philosophy, the named executive officers in the Corporate and Journeys Group business units earned bonus payments under the Company’s Fourth Amended and Restated EVA Plan (the “EVA Plan”) for the year. Payouts to the named executive officers in the Corporate business unit and Journeys Group business unit were at 51% of target and 166% of target, respectively. No PSUs from the Fiscal 2024 grant were earned for any of the Company's named executive officers as a result of performance over the three-year performance period.

Compensation Philosophy

Genesco’s compensation programs are intended to attract and retain employees with skills necessary to enable the Company to achieve its financial and strategic objectives and to motivate them through the use of appropriate incentives tied to the Company’s performance and market value to achieve those objectives. The Company recognizes that the goals of employee attraction, retention and motivation must be balanced against the necessity of controlling compensation expense, with the ultimate objective of building shareholder value. With respect to senior management (executive officers and heads of the Company’s operating units and staff departments, including the principal executive officer, the principal financial officer and the additional officers listed in the Summary Compensation Table which follows this discussion, who are referred to in this discussion as the “named executive officers”), the compensation committee of the Board (the “compensation committee”) has the responsibility to design a compensation program and set levels of compensation that attempt to achieve the optimal balance between employee attraction, retention and motivation, on the one hand, and control of compensation expense, on the other.

This Compensation Discussion and Analysis describes our executive compensation programs for Fiscal 2026 named executive officers who were:

•
Mimi E. Vaughn, chair of the Board, president and chief executive officer, interim chief financial officer;
•
Cassandra E. Harris, former senior vice president—finance and chief financial officer of the Company. See “Compensation Discussion and Analysis—Other Compensation—Change of Control Arrangements, Severance Plans and Arrangements with Mr. Gray and Ms. Harris” for a description of the termination-related arrangements with Ms. Harris;
•
Scott E. Becker, senior vice president, general counsel and corporate secretary;
•
Parag D. Desai, senior vice president—chief strategy and digital officer; and
•
Andrew I. Gray, senior vice president of the Company and chief executive officer, Journeys Global Retail Group.

2025 Say on Pay Vote and Shareholder Engagement

In Fiscal 2026, the Company continued its robust and ongoing shareholder engagement program. At the annual meeting of shareholders in 2025, the compensation of the named executive officers of the Company was submitted for a non-binding, advisory “say on pay” vote by shareholders. Approximately 88.0% of the votes cast were voted in favor of the compensation paid to the named executive officers. While no changes were made to the program as a result of the shareholder vote, the compensation committee considered and expects to continue to consider shareholder views on compensation philosophy and implementation as expressed in the most recent “say on pay” vote when setting compensation. The compensation committee’s focus is on motivating employees to achieve the Company’s long-term financial and strategic objectives, making changes to the compensation program if appropriate to continue to align with long-term strategy to create shareholder value.

Compensation Changes beginning in Fiscal 2024

The Company’s executive compensation program is designed to attract, retain, and motivate top-level talent who possess the skills and leadership necessary to grow the business and enable long-term value creation. To ensure that management’s interests are aligned with those of the Company’s shareholders and to motivate and reward individual initiative and effort, the Company’s executive compensation program emphasizes a pay-for-performance compensation philosophy so that attainment of Company and individual performance goals are rewarded. The compensation committee annually reviews and analyzes market trends (including compensation market data from an approved peer group of companies) and adjusts the design and operation of the Company’s executive compensation program from time to time as it deems appropriate. While the compensation committee’s compensation philosophy remains unchanged, in connection with its review of the compensation program in Fiscal 2023, the compensation committee determined that it was in the best interests of the Company and its shareholders to make certain modifications to the program for Fiscal 2024. Based on the compensation committee’s analysis, with the input of its compensation consultant and other outside advisors, as well as feedback from shareholders, the compensation committee determined to simplify the EVA Plan and introduce a new component of its long-term equity-based incentive program by making grants of performance-based restricted share units (“PSUs”) to senior management, including the named executive officers, as described in more detail below.

The compensation committee made several changes to the EVA Plan aimed at reducing the volatility, providing a cap on payouts and minimizing perceived complexity in the EVA Plan. In furtherance of those goals, in March 2023, the compensation committee adopted the Fourth Amended and Restated EVA Incentive Compensation Plan to, among other things, (i) simplify target setting, (ii) reduce payout curve leverage to reduce payout volatility, (iii) provide that only zero or positive bonuses can be earned, (iv) eliminate contributions to bonus banks (negative or positive) beginning in Fiscal 2024 and phase out bonus banks entirely by the end of Fiscal 2026, and (v) cap bonuses at three times target. The amended plan also establishes certain transitional rules for bonus banks existing at Fiscal 2023 year end as such bonus banks are phased out. These transitional rules require the repayment of any legacy negative bonus bank over Fiscal 2024, 2025 and 2026 consistent with the EVA Plan’s historical banking provisions.

In addition, to align Genesco’s long-term incentive plan with typical market practice and shift leverage from the EVA Plan to equity, beginning in Fiscal 2024, members of senior management received 50% of their annual long-term incentive grant value in the form of PSUs. Awards of PSUs made in Fiscal 2024, with performance targets that were based on cumulative adjusted operating income, were not earned by the named executive officers in the Corporate and Journeys Group business units as a result of performance during the three-year performance period. For awards made in Fiscal 2025, the performance targets were based on adjusted operating income by business unit over a one-year period ended February 1, 2025. The named executive officers in the Corporate business unit, except Ms. Harris, earned 76.3% of PSUs granted in Fiscal 2025 as a result of the one-year performance period. The named executive officer in the Journeys Group business unit earned 190.4% of PSUs granted in Fiscal 2025 as a result of the one-year performance period. Fifty percent of the earned PSUs vested on February 1, 2026, and the remaining 50% will vest on February 1, 2027, subject in each case to continued employment. The compensation committee determined to use a one-year performance period in Fiscal 2025 as a result of industry volatility and the lack of multi-year forecasting visibility. For awards of PSUs in Fiscal 2026, performance targets are based on cumulative adjusted operating income over a three-year period ending January 29, 2028.

Beginning in Fiscal 2024, the vesting schedule of time-based restricted shares has also been reduced from four years to three years to align with market practice. Going forward, the compensation committee will continue to evaluate the equity program and performance metrics to ensure alignment of executives’ interests with those of shareholders.

Fiscal 2026 Compensation Discussion

1. Compensation Mix. Genesco’s compensation programs for its senior management are designed to incorporate a significant element of pay for performance.

For Fiscal 2026, the Company generally targeted base salaries at the market median, while providing upside potential through time-vested stock-based compensation and performance-based compensation, comprised of a combination of annual cash incentives and PSUs linked to operating results.

The graphs below illustrate, for the chief executive officer and for the other named executive officers as a group, the components of target total direct compensation (defined as base salary, target annual cash incentive award and grant date value of restricted shares and PSUs granted under the Third Amended and Restated 2020 Equity Incentive Plan) for Fiscal 2026. The percentages for the other named executive officers as a group are affected by Mr. Gray’s receipt of a grant in Fiscal 2025 equal to three years of restricted stock grants based on his compensation at that time in an effort to further align his interests with those of the Company’s shareholders in recognition of the impact of the turnaround of the Journeys’ business on the Company and its share price.

Chief Executive Officer

Other Named Executive Officers (Group Average)

2. Compensation Committee Process. In seeking to balance employee attraction and retention with appropriate management of compensation expense, the compensation committee looks primarily to market data. It retains an independent compensation consultant to work directly with the compensation committee in gathering and analyzing data. The compensation committee and its consultant also solicit input from the chief executive officer on subjective considerations such as an individual executive’s performance and aspects of his or her role in the Company that might affect the relevance of market comparisons and perceptions of internal equity that the chief executive officer believes should be taken into account in individual cases of the Company’s other executives. On the basis of the market data, management input, and the consultant’s knowledge of trends and developments in compensation design, the consultant annually presents analyses and observations regarding the material elements of senior management direct compensation for the compensation committee’s consideration. The final compensation decisions rest with the compensation committee.

In May 2018, the Company engaged F.W. Cook as its independent compensation consultant, and F.W. Cook’s analysis was used by the compensation committee to make decisions about target total direct compensation levels for Fiscal 2026. Total fees paid by the Company to F.W. Cook represent a minimal portion of the firm’s total revenues, and as a result of this and other factors, the compensation committee believes that no conflict of interest existed or exists in its role as compensation consultant to the compensation committee. In October 2025, the Company engaged Meridian Compensation Partners ("Meridian") as its new independent compensation consultant, and the compensation committee will use Meridian's analysis to make decisions about target total direct compensation levels for Fiscal 2027. Total fees paid by the Company to Meridian represent a minimal portion of the firm’s total revenues, and as a result of this and other factors, the compensation committee believes that no conflict of interest existed or exists in its role as compensation consultant to the compensation committee.

In recent years, the compensation committee has approached its analysis of senior management compensation from the perspective of total direct compensation (consisting of base salary, target annual incentive opportunities, and long-term incentives). For its analysis of compensation levels established for Fiscal 2026, the compensation committee referenced the following 16-company peer group: Abercrombie & Fitch Co.; The Buckle, Inc.; Caleres, Inc.; The Cato Corporation; Chico’s FAS Inc.; The Children’s Place, Inc.; Deckers Outdoor Corporation; Designer Brands Inc.; Express, Inc.; G-III Apparel Group, Ltd.; Shoe Carnival, Inc.; Skechers USA, Inc.; Steve Madden, Ltd.; Urban Outfitters, Inc.; Wolverine World Wide, Inc.; and Zumiez Inc. This was the same peer group that was used for Fiscal 2025 compensation decisions. At the time the peer group was approved, the Company’s trailing four quarter revenue was at the 50th percentile of the peer group. In addition, peer group data are supplemented with revenue-scoped general industry and retail survey data, as appropriate.

3. Elements of Direct Compensation. For Fiscal 2026, total direct compensation to the Company’s senior management consisted of annual base salary, annual incentive bonuses and long-term incentives in the form of stock-based awards, including PSUs with a three-year performance period. The compensation committee generally seeks to pay base salaries at the market median, using the bonus to provide the potential for above-median cash compensation for superior performance against annual performance objectives that reward creation of shareholder value. The long-term incentive element is stock-based and 50% is tied directly to Company performance which further aligns management’s interests with those of the shareholders. The compensation committee also considers targeted total cash levels (base salary plus the target bonus) and total direct compensation (target total cash plus the grant date value of long-term incentives) in relation to the peer group and survey data.

A. Base Salary. The Company pays base salaries to its employees in order to provide a level of assured compensation reflecting the employment market of the employee’s skills and the demands of the employee’s position. Base salaries are reviewed annually and adjusted when appropriate based on comparisons to market, executive performance and other considerations. The following table sets forth the base salary increases approved by the compensation committee for each named executive officer:

Named Executive Officer	Fiscal 2025	Fiscal 2026	Fiscal 2026 Base Salary Increase $	Fiscal 2026 Base Salary Increase %
Mimi E. Vaughn	$1,025,000	$1,025,000	$—	—%
Cassandra E. Harris	$600,000	$600,000	$—	—%
Scott E. Becker	$450,000	$470,000	$20,000	4%
Parag D. Desai	$417,000	$450,000	$33,000	8%
Andrew I. Gray	$635,000	$675,000	$40,000	6%

B. Annual Incentive Compensation. (i) Overview. Executive officers, including all of the named executive officers, participated in the EVA Plan in Fiscal 2026, which is designed to reward increasing earnings in an amount sufficient to provide a return on capital greater than the Company’s cost of capital. The compensation committee believes that the EVA Plan, which rewards executives for successfully executing shorter-term business goals, has adequately aligned pay and performance.

All named executive officers are participants in the EVA Plan. The EVA Plan also incorporates a provision making a portion of each participant’s award contingent on the achievement of individual strategic goals to provide an incentive for strategic and operational objectives that may not be immediately reflected in the annual financial performance of the participant’s business unit. The compensation committee annually sets target bonus levels based on the Company’s peer group and survey comparisons of target bonuses as a percentage of base salary and target total cash compensation. The chief executive officer also provides input to the compensation committee on target bonus levels for positions other than his or her own.

(ii) Bonus Targets. The following table sets forth target bonuses as a percentage of base salary for the named executive officers for Fiscal 2026:

Named Executive Officer	Target Bonus as a Percentage of Base Salary
Mimi E. Vaughn	125%
Cassandra E. Harris	75%
Scott E. Becker	70%	(1)
Parag D. Desai	75%
Andrew I. Gray	110%	(2)

(1)
Mr. Becker's target bonus as a percentage of base salary was increased from 65% in Fiscal 2025 to align with market.
(2)
Mr. Gray's target bonus as a percentage of base salary was increased from 75% in Fiscal 2025 in recognition of Journeys Group meeting certain financial objectives.

(iii) Award Components. The named executive officers participating in the EVA Plan in Fiscal 2026 were eligible to receive a fraction or multiple of their target awards in a range of 25% to 300% based on the factors described below. Performance below 25% would result in no payout. Participants were eligible to earn cash awards equal to the sum of (a) 75% of their bonus targets multiplied by a factor determined by changes in Economic Value Added (“EVA”) (the “EVA change factor”) for their respective business units or for the Company as a whole for the year, and (b) 25% of the targets multiplied by (i) the EVA change factor for their respective business units for the year and (ii) the percentage of achievement of individual strategic goals (discussed in greater detail below) agreed upon by the participant and the chief executive officer (and by the compensation committee and the chief executive officer with respect to the chief executive officer’s strategic goals) during the first quarter of the fiscal year. For Fiscal 2026, the compensation committee assigned the business unit allocation of the chief executive officer and the chief executive officer assigned each other participant’s business unit allocation, who also determined the weighting of the various business unit components for participants with responsibility for multiple units. The allocations of the chief executive officer were also approved by the compensation committee. Among the named executive officers participating in the EVA Plan in Fiscal 2026, Ms. Vaughn, Ms. Harris, Mr. Desai, and Mr. Becker were assigned 100% to the Corporate Total business unit and Mr. Gray was assigned 100% of the Journeys Group business unit.

See “Bonus Calculation Factors,” below, for additional information on the performance factors for each named executive officer’s business unit and for the Company as a whole for Fiscal 2026.

(iv) EVA Calculations. EVA for Fiscal 2026 was determined by subtracting from a business unit’s net operating profit after taxes (“NOPAT”) a charge of 10% of the average net assets (total assets minus non-interest bearing liabilities) employed to generate the profit. The 10% capital charge represented the Company’s estimate of its weighted average cost of debt and equity capital. The EVA Plan is designed to encourage efficient use of assets, since profit improvement that is less than 10% of the incremental net assets employed reduces the participant’s bonus. Incentive awards are determined by the amount of actual EVA change during the year relative to EVA change targets for the year.

NOPAT and net assets employed for EVA Plan purposes are not necessarily the same as the corresponding accounting measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial reporting purposes. The Company’s NOPAT for purposes of the EVA Plan in Fiscal 2026 was calculated by

(a) adjusting reported earnings from operations upward by the following amounts which adjustments were approved at the beginning of the plan year:

•
$8.1 million in the “Asset impairments and other, net” line on the Consolidated Statements of Operations for Fiscal 2026;
•
$1.3 million gross margin charge related to an inventory write-down related to the exit of licenses in Genesco Brands Group;
•
$1.3 million for tax credits; and
•
$0.6 million in purchase price adjustments related to the Togast acquisition; and

(b) adjusting the resulting figure downward by the following amounts:

•
$0.3 million related to certain fixed asset impairments;
•
$0.3 million in a large capital projects adjustment related to a new distribution center at Schuh;
•
$1.6 million in a large capital projects adjustment related to a distribution expansion at Journeys;
•
$3.4 million related to the difference between recorded bonus expense under GAAP and a one-time target bonus;

•
$0.8 million of other adjustments; and
•
taxes at a 28% rate for the Company’s operations other than Schuh and at an 18% rate for Schuh’s operations.

(v) Bonus Calculation Factors. The following table shows for the business unit of each named executive officer in Fiscal 2026: (a) the amount of EVA improvement required to earn a target bonus award (the “Expected Improvement” or “EI”), (b) for performance at or above target, the incremental EVA change required to earn each additional whole-number multiple of the target (the “Leverage Interval” or “LI”), (c) for performance below target, the EVA change required to earn a fraction of the target bonus, (d) the EVA change for the business unit, and (e) the multiple of the target bonus actually earned. Fractional multiples are earned for incremental changes less than the full improvement interval shown in columns (b) and (c).

	(a)	(b)	(c)	(d)	(e)
Business Unit	FY 2026 Target EVA Improvement (EI) ($)	FY 2026 Incremental Improvement Interval (LI) for Performance at or Above Target ($)	FY 2025 Incremental Improvement Interval (LI) for Performance Below Target ($)	FY 2026 EVA Change ($)	FY 2026 Bonus Multiple
Corporate Total	16,205,000	30,058,000	27,633,000	2,667,000	0.51
Journeys Group	11,696,000	17,451,000	14,365,000	23,223,000	1.66

In Fiscal 2026, based on the goals to reduce volatility, shift leverage and minimize perceived complexity in the plan, each business unit’s target for EVA improvement (shown in column (a), above) was set by the compensation committee based on the long-term average EVA growth of the Company and its peers, which has been relatively flat, while maintaining a reasonable growth ambition and adjusted higher to require additional improvement. The incremental improvement interval (shown in column (b), above), is the amount of additional EVA improvement above the amount in column (a) that is required to earn a bonus of two times the participant’s target and the incremental improvement shown in column (c) is the amount of shortfall from the column (a) target that will result in a zero bonus. For Fiscal 2026, the compensation committee set the incremental improvement interval for performance at or above target based on market normative sharing ratios. The compensation committee set the incremental improvement interval for performance below target to ensure bonuses would only be paid based on market expectations. For Fiscal 2026, the compensation committee determined that no bonuses would be paid with respect to Journeys Group or Corporate at a level of performance that would equal a bonus multiple of less than 0.25x. The EVA improvement and incremental improvement percentage are expected to be revisited at least every three years. While the bonus bank features of the EVA Plan have been eliminated, performance above 300% or below 0% may be addressed by the compensation committee electing to reduce or increase all or a portion of the Expected Improvement and Leverage Interval targets in subsequent years to reward overachievement or hold management accountable for underachievement for prior year performance. Because the Journeys Group and Corporate business units’ performance fell below the 0x range for Fiscal 2024, the compensation committee determined to increase the base EI targets for Fiscal 2026 for these business units in a manner similar to Fiscal 2025.

(vi) Individual Strategic Objectives. As noted above, the payment of 25% of each participant’s annual incentive award for EVA improvement is contingent on the participant’s achievement of individual strategic goals agreed upon in advance with the participant’s supervisor. Not achieving all individual strategic goals for a given fiscal year can reduce an EVA Plan award that is otherwise payable, but performance meeting or exceeding these strategic goals cannot serve to increase the amount of any such award. Individual strategic goals for the named executive officers typically involve initiatives that the executive officers consider important to the long-term prospects of the participants’ business units, but that may not be adequately rewarded by the portion of the bonus calculated on current financial performance. Examples could include retail divisions’ opening a targeted number of new retail stores on schedule, implementation of an operational improvement or cost reduction program, or a business unit’s launch of a new retail concept or product line. No individual strategic goal was material to any named executive officer’s compensation or to any component of it in Fiscal 2026. The participant’s supervisor, generally in consultation with the participant, determines whether and to what extent the participant’s individual strategic goals have been met. Certain strategic goals are quantitative, allowing an objective determination of the extent to which they are achieved, while others are more qualitative in nature, requiring a subjective determination of achievement. The EVA Plan permits full credit for strategic goals if they have been at least 95% achieved. In Fiscal 2026, Ms. Harris’s EVA Plan award was reduced by $8,606 as a result of not fully achieving all of her individual strategic goals for the year. None of the other named executive officers’ EVA Plan awards were reduced because of his or her degree of achievement of strategic goals for Fiscal 2026.

No portion of the award for achievement of individual strategic goals is ordinarily to be paid unless some portion of the applicable award for operating results is earned, although the EVA Plan authorizes the compensation committee to consider exceptions for extraordinary strategic successes upon the recommendation of the chief executive officer. No exceptions of this nature have ever been made.

(vii) Fiscal 2027 Short-Term Incentive Plan. Beginning with Fiscal 2027, the Company’s annual cash incentive program will be administered under the Genesco Inc. Short-Term Incentive Plan (the “STIP”), which replaces the EVA Plan. The compensation committee adopted the STIP to simplify the annual cash incentive program while continuing to support the Company’s pay-for-performance compensation philosophy by linking annual cash incentive opportunities to financial, operational, strategic and individual performance objectives established by the compensation committee. The STIP will remain in effect in accordance with its terms unless amended or terminated by the Board.

Under the STIP, eligible employees, including the named executive officers, may be selected annually to participate. The compensation committee establishes a target award opportunity for each participant, which may be expressed as a percentage of base salary or a fixed dollar amount. Performance criteria are determined in the sole discretion of the compensation committee. Unless the compensation committee approves an alternative formula, awards are determined based on a combination of business unit or corporate performance and individual strategic performance objectives, with the compensation committee retaining discretion to reduce, but not increase, any declared bonus. Awards under the STIP are payable in cash and are subject to continued employment, forfeiture and recoupment provisions, including any applicable clawback policy. For Fiscal 2027, participants will be eligible to receive a cash bonus under the STIP based, in part, on the Company's adjusted operating income for the fiscal year compared to an adjusted operating income target set by the compensation committee.

(viii) Historical Bonus Bank. The historical banking feature under the EVA Plan was eliminated beginning in Fiscal 2024. Beginning in Fiscal 2024, awards for EVA results are capped at three times target and “negative awards” for results less than target are no longer possible. For Fiscal 2026, fifty percent of a named executive officer’s award in excess of two times the target bonus was required to be withheld to “repay” any negative bonus bank amount existing at Fiscal 2024 year-end.

Consistent with the historical program design, any remaining negative balance from a single year will be canceled to the extent not repaid after three subsequent years, such that all negative balances will be eliminated by Fiscal 2026. Including Fiscal 2026 adjustments, the following remaining bonus bank balances for the named executive officers were canceled at the end of Fiscal 2026:

Mimi E. Vaughn	$(6,743,097)
Cassandra E. Harris	N/A
Scott E. Becker	$(1,475,621)
Parag D. Desai	$(1,729,343)
Andrew I. Gray	N/A

Bonuses reported in column (g) of the Summary Compensation Table below are cash bonuses actually payable for the years indicated. For Fiscal 2026, the named executive officers earned a bonus payment under the EVA Plan as set forth in column (g) in the Summary Compensation Table.

C. Stock-Based Compensation. The compensation committee included PSUs in the long-term incentive compensation program in Fiscal 2026, further linking the compensation of the Company’s named executive officers with Company performance. Each named executive officer’s long-term incentive compensation was awarded 50% in restricted stock and 50% in PSUs. Grants of restricted stock and PSUs to executive officers and other key employees of the Company are intended to provide them with an incentive to make decisions that are in the long-term best interests of the Company and to balance the shorter-term annual cash incentive component of executive compensation. Stock-based compensation is also intended to align the financial interests of management with those of the Company’s shareholders. The value of a share of restricted stock is dependent upon the Company’s stock price performance. Grants of PSUs are designed to reward the Company’s executive officers for creating long-term shareholder value. If the performance thresholds are not met, the PSUs do not vest and the executive does not receive compensation. If the performance thresholds and the service conditions are met, PSUs vest and a vested PSU represents the full value of a share of the Company’s common stock. The value of restricted stock and PSUs can either increase or decrease based on the trading price of the Company’s stock.

(i) Restricted Stock. The grant date fair value of restricted shares granted in April 2025 for each named executive officer is as follows:

Named Executive Officer	Fiscal 2026
Mimi E. Vaughn	$1,166,832
Cassandra E. Harris	$269,280
Scott E. Becker	$154,692
Parag D. Desai	$173,682
Andrew I. Gray(1)	$8,982
(1)
In December 2024, Mr. Gray received a grant equal to three years of restricted stock grants based on his compensation at that time in an effort to further align his interests with those of the Company’s shareholders in recognition of the impact of the turnaround of the Journeys’ business on the Company and its share price. Mr. Gray received a grant in April 2025 to cover only the change in his salary.

The restricted stock is subject to forfeiture upon termination of the participant’s employment prior to vesting, which, for the Company’s annual award grant in April 2025, occurs in three equal annual increments from the date of grant. Prior to Fiscal 2024, awards of restricted stock generally vested in four equal annual increments. The compensation committee determined to shorten the vesting period with respect to restricted stock to align with market practice.

(ii) PSUs. The number of PSUs that vest, if any, is based upon the achievement of targeted performance metrics and can range from 50% of target (at threshold) to 200% of target (at maximum) (or 0%, if performance is below the threshold level). The performance metric for the PSUs granted in Fiscal 2026 is adjusted operating income by business unit over the three-year period ended January 29, 2028 compared to a target level of achievement set by the compensation committee. The target levels of achievement are based on the Company’s GAAP operating income as reported in the 2028 Annual Report, adjusted for the effects of foreign currency movement and other appropriate adjustments including for future acquisitions and divestitures, charges for restructurings, discontinued operations and extraordinary items, other significant unusual or non-recurring items and the effects of regulatory, accounting or tax changes. Earned PSUs will vest on February 1, 2028 subject to continued employment with the Company. Among the named executive officers receiving PSUs in Fiscal 2026, Ms. Vaughn, Ms. Harris, Mr. Desai and Mr. Becker were assigned 100% to the Corporate Total business unit; and Mr. Gray was assigned 100% to the Journeys Group business unit. The target level of achievement was set by the compensation committee after considering a number of factors including the Company’s business plan, general economic conditions, performance trends in the retail industry, growth rates of comparable retailers and investor expectations. The performance goals were designed to be challenging but achievable if the Company successfully executes on its business plan over the performance period.

The grant date fair value of PSUs granted in July 2025 for each named executive officer is as follows:

Named Executive Officer	Fiscal 2026
Mimi E. Vaughn	$1,550,590
Cassandra E. Harris	$357,843
Scott E. Becker	$205,568
Parag D. Desai	$230,804
Andrew I. Gray	$390,638

The value of the PSU grants reflects the grant date fair value of the awards assuming target level of achievement, and actual achievement may be higher or lower than the target and the actual number of shares awarded may be more or less. Once the performance period ends, the compensation committee will determine whether the targets were met and, if so, the corresponding level of achievement. If the applicable performance targets are met by a business unit, the earned PSUs vest on February 1, 2028, subject to continued employment with the Company.

Achievement for Fiscal 2024 PSU Grants

Each of our named executive officers, other than Ms. Harris and Mr. Gray, were granted PSUs for Fiscal 2024 that covered the three-year period of Fiscal 2024, Fiscal 2025 and Fiscal 2026. The performance metrics for the Fiscal 2024 PSUs were adjusted operating income by business unit over a three-year period ended January 31, 2026 as compared to the target level of achievement set by the compensation committee at the time of grant in 2023. The potential range of achievement and actual achievement for the PSUs granted in 2023 with respect to the cumulative results for Fiscal 2024, Fiscal 2025 and Fiscal 2026 are indicated in the following table:

	Fiscal 2024 through Fiscal 2026 Potential Achievement
PSU Performance Metrics	Threshold (50% Achievement)	Target (100% Achievement)	Maximum (200% Achievement)	Actual Achievement	Payout Rate
Adjusted Operating Income — Corporate	$267,435,000	$289,628,000	$338,489,000	$57,093,000	—

(iii) Total Long-Term Equity Incentive Compensation. Total long-term equity incentive compensation decreased by the following amounts for each of the named executive officers for Fiscal 2026. The decreases in total long-term equity incentive compensation are primarily related to variances in connection with the use of grant date fair value. Mr. Gray's Fiscal 2025 award included an award in December 2024 equal to three years of restricted stock grants valued at $2,055,577 in an effort to further align his interests with those of the Company’s shareholders in recognition of the impact of the turnaround of the Journeys’ business on the Company and its share price. Those restricted shares vest over a five-year period to align with the normal vesting period had Mr. Gray received awards over the three-year period. Ms. Harris was granted more shares in Fiscal 2026 compared to Fiscal 2025 since the Fiscal 2025 grant was an initial grant at date of hire.

Named Executive Officer	Fiscal 2025	Fiscal 2026	Fiscal 2026 Inc (Dec) $	Fiscal 2026 Inc (Dec) %
Mimi E. Vaughn	$3,475,696	$2,717,422	$(758,274)	(21.8)%
Cassandra E. Harris	$284,514	$627,123	$342,609	120.4%
Scott E. Becker	$504,886	$360,260	$(144,625)	(28.6)%
Parag D. Desai	$567,208	$404,486	$(162,722)	(28.7)%
Andrew I. Gray	$2,502,929	$399,620	$(2,103,309)	(84.0)%

(iv) Timing of Awards and Policies and Practices Related to the Grant of Equity Awards. While we do not have a formal written policy in place with respect to the timing of awards of restricted stock, PSUs, options or other equity awards, stock-based incentive awards in the form of restricted stock and PSUs are typically granted to executive officers and other key employees once annually on fixed dates determined in advance. On limited occasions, the compensation committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. The compensation committee does not award stock-based incentive grants in relation to the Company’s release of material information, and the compensation committee does not take material non-public information into account when determining the timing and terms of an award. The Company does not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation. Historically, with limited exceptions, prior to Fiscal 2024 awards had been made in June. In Fiscal 2026, Fiscal 2025 and Fiscal 2024, in connection with the compensation committee setting performance targets for PSUs and to align with customary practice, awards were granted in July for Fiscal 2026 and April for Fiscal 2025 and Fiscal 2024. Awards are expected to continue to be made in the spring of each fiscal year except that awards of PSUs for Fiscal 2027 are expected to be made following the corresponding shareholder vote.

(v) Ownership Guidelines. The Company’s officers are subject to share ownership guidelines. See “Security Ownership of Officers, Directors and Principal Shareholders — Director and Executive Officer Ownership Guidelines.”

4. Other Compensation.

A. Change of Control Arrangements, Severance Plans and Arrangements with Mr. Gray and Ms. Harris.

(i) Change of Control Arrangements and Severance Plan. All the named executive officers are parties to employment protection agreements, which become effective only in the event of a change of control (as defined in the agreements). Each agreement provides for employment by the Company for a term of up to three years following a change of control. In the event that the executive’s employment is terminated under certain circumstances during the contractual employment period after a change of control, the executive is entitled to a lump sum payment and the continuation of certain benefits, as described below under the heading “Change of Control Arrangements and Severance Plans.” Additionally, awards made by the Company under the Third Amended and Restated 2009 Equity Incentive Plan and the Amended and Restated 2020 Equity Incentive Plan become immediately vested and exercisable upon a “change of control” unless the award is assumed by the acquirer or new rights meeting certain conditions are substituted therefor.

The Company maintains a severance plan (the “Severance Plan”) for monthly-paid salaried employees to provide for certain benefits to covered employees (including the named executive officers) in the event of a Company-initiated separation from the Company other than for cause (as defined in the Severance Plan). Under the terms of the Severance Plan, an eligible employee is entitled to one week of base salary at the termination date multiplied by each year of service with the Company with a maximum of 24 weeks and a minimum of two weeks. The Severance Plan is discussed in further detail under the heading “Change of Control Arrangements and Severance Plans.”

Effective May 2, 2024, the Company maintains an executive severance plan (the “Executive Severance Plan”) for certain executive employees to provide for certain benefits in the event employment is terminated (i) by the Company for any reason other than for Cause (as defined in the Executive Severance Plan), and that is not the result of (x) a resignation of the executive without Good Reason, (y) death or disability, or (z) in connection with certain sale transactions whereby the participant is offered a Suitable Position (as defined in the Executive Severance Plan), or (ii) by the employee for Good Reason (as defined in Executive Severance Plan) (each such termination, a “Covered Termination”). Under the terms of the plan, upon a Covered Termination, such an employee is eligible to receive monthly cash severance payments in an aggregate amount equal to (i) twelve (12) months of such employee’s base salary or, in the case of an employee who is the chief executive officer of the Company, twenty-four (24) months of such employee’s base salary and (ii) twelve (12) months of COBRA Premiums (as defined in the Executive Severance Plan) or, in the case of an employee who is the chief executive officer of the Company, twenty-four (24) months of COBRA Premiums.

The Company believes that reasonable severance and change of control benefits are necessary in order to recruit and retain effective senior managers. These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time and are a product of a recruiting environment within our industry that has historically been competitive. The Company also believes that a change of control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change of control transaction that could be in the best interests of shareholders.

(ii) Arrangements with Mr. Gray. In connection with his appointment as President of Journeys in January 2024, Mr. Gray is entitled to receive an annual base salary of not less than $635,000. Mr. Gray participated in the Company’s EVA Plan (as such plan may be amended from time to time) to receive a target incentive award for Fiscal 2025 equal to 75% of his base salary and was eligible to receive Company stock under the Company’s long-term incentive compensation program equal to 150% of his annual base salary (the “LTI Compensation Award”), comprised of a mix of time-based restricted stock awards (“RSAs”) and performance share units. Fifty percent of Mr. Gray’s total LTI Compensation Award for Fiscal 2025 was granted on January 12, 2024 in the form of RSAs that vest over an accelerated 2-year ratable vesting period. Mr. Gray was entitled to receive relocation assistance, including coverage of direct moving costs not to exceed $50,000, standard and customary buyer closing costs or lease termination costs not to exceed $50,000, and a relocation bonus in the amount of $25,000. The Company’s relocation assistance was subject to a reimbursement requirement upon voluntary termination within two years from Mr. Gray’s date of employment. Mr. Gray was paid a $25,000 quarterly travel and lodging stipend through July 2025, not to exceed $175,000 in total.

(iii) Arrangements with Ms. Harris. Ms. Harris resigned from the Company effective as of March 6, 2026. Following her resignation, Ms. Harris provided consulting services to the Company through March 25, 2026 pursuant to a consulting agreement. In connection with her appointment as senior vice president – finance and chief financial officer in October 2024, Ms. Harris received an annual base salary of $600,000. Ms. Harris participated in the Company’s EVA Plan (as such plan may be amended from time to time) and was eligible to receive annual incentive compensation under the EVA Plan. Subject to the approval of the compensation committee of the Company’s Board of Directors, for the fiscal year beginning February 2, 2025, Ms. Harris became eligible to receive Company stock under the Company’s long-term incentive compensation program equal to 150% of Ms. Harris’ annual base salary, comprised of a mix of 50% time-based RSAs and 50% performance share units. In October 2024, Ms. Harris was granted $300,000 in shares of restricted stock that vest in equal annual installments over a two-year ratable vesting period. In October 2025, one-half of these shares vested and the remaining one-half of the shares were forfeited as of March 6, 2026, effective with Ms. Harris’ resignation from the Company. Ms. Harris received relocation assistance, including coverage of direct moving costs not to exceed $25,000. Ms. Harris was paid a $25,000 quarterly travel and lodging stipend through October 2025.

B. Defined Contribution and Deferred Income Plans. (i) Defined Contribution Plan. The Company also offers to all employees (including the named executive officers) a voluntary defined contribution plan (the “401(k) Plan”) designed to comply with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Participants in the 401(k) Plan (including all the named executive officers) may defer a percentage of their qualifying pre-tax compensation for each year. Beginning with calendar year 2006, the Company has made a matching contribution equal to 100% of deferrals up to 3% of compensation (limited to $250,000) plus 50% of the next 2% of compensation (similarly limited) deferred. Matching contribution amounts for each named executive officer for Fiscal 2026 are included in column (i) of the “Summary Compensation Table,” below. Deferrals and matching contributions to the defined contribution plan may be invested in any of a number of mutual fund investments and in a guaranteed income option. Participants may also self-direct their investments, subject to certain restrictions.

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

(iii) STEP Up Plan. Named executive officers who were participants in the Company’s Retirement Plan as of January 1, 2005 receive a “Step Up” contribution as part of their taxable compensation as highly-compensated employees. The Company pays 2.5% of annual earnings (up to the Social Security taxable wage base) plus 4% of earnings above the taxable wage base to employees who are eligible to receive the Step Up contribution. The contributions for the named executive officers for Fiscal 2026 are included in column (i) of the “Summary Compensation Table,” below.

C. Perquisites. The Company provides named executive officers with perquisites and other personal benefits that the Company and the compensation committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. Employees at vice president level and above, including named executive officers, are entitled to an annual executive physical and a discount on merchandise sold by the Company equal to 40% off the suggested retail price. Additionally, named executive officers are provided with life insurance that has a death benefit equal to their base salary up to $500,000. The named executive officers incur imputed income on the cost of the life insurance, which is subject to taxes paid by the named executive officers.

5. Compensation Recoupment Policy. On October 26, 2023, the Board adopted an Amended and Restated Compensation Recoupment Policy in accordance with the requirements of Rule 10D-1 of the Exchange Act and the corresponding NYSE listing standards. The Amended and Restated Compensation Recoupment Policy, which applies to current and former executive officers of the Company, provides that, in the event of a qualifying restatement of the Company’s financial statements that would result in less cash incentive compensation or equity-based incentive compensation being earned based on the restated financials than was previously paid for the affected financial period, the Company will reasonably promptly recoup the previously paid or vested but unearned portion of such compensation from each applicable executive officer. Recoupment under the Amended and Restated Compensation Recoupment Policy is mandatory, except in very limited circumstances of impracticability, and recoupment does not require a finding of misconduct or that the executive officer was responsible for the accounting error leading to the triggering restatement. The effective date of the Amended and Restated Compensation Recoupment Policy is October 2, 2023.

6. Anti-Hedging Policy. Pursuant to the Company’s Anti-Hedging Policy for Directors and Officers, the Company has a policy prohibiting a director or officer from, directly or indirectly, engaging in any hedging transaction that reduces or limits the director’s or officer’s economic risk with respect to his or her ownership interests in the Company. For additional information, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Anti-Hedging Policy for Directors and Officers.”

7. Insider Trading Policy. The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and the Company. For additional information, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Insider Trading Policy."

8. Tax Considerations.

Tax Deductibility of Compensation. The compensation committee reviews and considers the deductibility of executive compensation for U.S. federal income tax purposes. In particular, Section 162(m) of the Code, provides that a publicly-held corporation may not deduct compensation in excess of $1,000,000 that is paid to any one of certain of its highly-compensated officers with respect to any particular year. The compensation committee believes it is in the best interests of the Company to follow the approach to executive compensation described in this Form 10-K/A under the heading “Executive Compensation — Compensation Discussion and Analysis,” regardless of the U.S. federal income tax deductibility of the compensation. The compensation committee has determined that the Company will not necessarily seek to limit executive compensation to amounts deductible under the Code if it believes such limitations are not in the best interest of the Company’s shareholders. While considering the tax implications of its compensation decisions, the compensation committee believes its primary focus should be to attract, retain, and motivate executives, and align the executives’ interest with those of the Company’s shareholders.

COMPENSATION COMMITTEE REPORT

Ms. Barsh and Messrs. Lambros and Sandfort served as members of the compensation committee during Fiscal 2026. The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

By the Compensation Committee:

John F. Lambros, Chairperson
Joanna Barsh
Gregory A. Sandfort

The foregoing report of the compensation committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2026, no member of the compensation committee had at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the compensation committee or entities whose executives serve on the Board or the compensation committee that require disclosure under applicable SEC regulations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the named executive officers for Fiscal 2026, Fiscal 2025 and Fiscal 2024.

	Fiscal Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)(3)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)(5)	Total ($) (j)
Mimi E. Vaughn	2026	1,025,000	—	2,717,422	—	653,310	—	48,291	4,444,023
Chair of the Board, President,	2025	1,025,000	—	3,475,696	—	640,500	—	44,241	5,185,437
Chief Executive Officer and Interim Chief Financial Officer	2024	1,025,000	—	3,183,204	—	—	—	41,831	4,250,035
Cassandra E. Harris	2026	600,000	—	627,123	—	220,894	—	126,743	1,574,760
Former Senior Vice President-Finance	2025	200,000	—	284,514	—	75,000	—	36,476	595,990
and Chief Financial Officer
Scott E. Becker	2026	470,000	—	360,260	—	167,790	—	25,684	1,023,734
Senior Vice President, General Counsel	2025	450,000	—	504,886	—	146,250	—	28,105	1,129,241
and Corporate Secretary	2024	450,000	—	445,300	—	—	—	23,122	918,422
Parag D. Desai	2026	450,000	—	404,486	—	172,125	—	22,544	1,049,155
Senior Vice President, Chief Strategy and	2025	417,000	—	567,208	—	156,375	—	18,477	1,159,060
Digital Officer	2024	417,000	—	502,246	—	—	—	17,089	936,335
Andrew I. Gray	2026	675,000	—	399,620	—	1,208,203	—	241,966	2,524,789
Senior Vice President	2025	635,000	—	2,502,929	—	655,760	—	129,845	3,923,534
and Chief Executive Officer Journeys Global Retail Group

(1)
The amounts in column (c) include salary voluntarily deferred in the Defined Contribution Plan and the Deferred Income Plan described under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section, above, in the following amounts:

	Amount Deferred ($)
	Fiscal 2026	Fiscal 2025	Fiscal 2024
Mimi E. Vaughn	30,216	29,748	29,407
Cassandra E. Harris	31,000	9,000	N/A
Scott E. Becker	31,508	30,500	31,155
Parag D. Desai	22,500	20,850	20,850
Andrew I. Gray	23,833	28,292	N/A

(2)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock and PSU awards, calculated in accordance with ASC Topic 718 “Compensation — Stock Compensation” (“ASC 718”). For a description of the assumptions used by the Company in valuing those awards in Fiscal 2026, please see Note 14 to the Company’s Consolidated Financial Statements included in the Original Filing. PSUs granted to the Company’s executives in Fiscal 2026 will be earned based on a three-year performance period, and vest on February 1, 2028, subject to continued employment. As further discussed in “Compensation Discussion and Analysis – Stock-Based Compensation – PSUs,” the performance metrics for the PSUs are adjusted operating income by business unit through Fiscal 2028 (i.e., a three-year performance period).
(3)
The stock awards for all years presented includes the value of restricted stock and PSUs as of the grant date. The award value included in the table above for PSUs in Fiscal 2026 is based on the grant date fair value of the awards assuming target level achievement, which we have determined in accordance with share-based compensation accounting rules, to be the probable level of achievement of the performance metrics underlying those awards as of the grant date. The table below shows the grant date fair value of PSUs granted to each named executive officer during Fiscal 2026, assuming that: (i) the Company’s performance with respect to those performance metrics will be at target levels (i.e., probable performance) and (ii) the Company’s performance with respect to those performance metrics will be at levels that result in maximum payout.

Name	Fiscal Year of Grant	Grant Date Fair Value (Probable Performance)	Grant Date Fair Value (Maximum Performance)
Mimi E. Vaughn	2026	1,550,590	3,101,180
Cassandra E. Harris	2026	357,843	715,686
Scott E. Becker	2026	205,568	411,137
Parag D. Desai	2026	230,804	461,608
Andrew I. Gray	2026	390,638	781,275

(4)
The amounts in column (g) are cash awards under the Company’s EVA Plan, discussed in greater detail under the headings “Elements of Direct Compensation — Annual Incentive Compensation” in the “Compensation Discussion and Analysis” section, above. They include amounts voluntarily deferred by the named executive officers in the Company’s 401(k) Plan and Deferred Income Plan, discussed under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section, above. Of the amounts reported in column (g), the named executive officers elected to defer the following amounts in the 401(k) Plan and/or the Deferred Income Plan:

Amount Deferred ($)
Name	Fiscal 2026	Fiscal 2025	Fiscal 2024
Mimi E. Vaughn	—	—	—
Cassandra E. Harris	—	—	N/A
Scott E. Becker	—	—	—
Parag D. Desai	—	—	—
Andrew I. Gray	—	—	N/A

Bonuses reported in column (g) of the Summary Compensation Table are bonuses actually payable for the years indicated, reflecting, where applicable, reductions of amounts otherwise payable by the recapture of previously accrued negative balances pursuant to the prior “banking” feature of the EVA Plan and positive bank balances held back in prior years that became payable for the year indicated because of performance in that year. No named executive officer had a positive “bank” balance at the end of Fiscal 2026 and all negative bonus banks were cancelled at the end of Fiscal 2026. See “Annual Incentive Compensation — Historical Bonus Bank” in the “Compensation Discussion and Analysis” section, above.

(5)
The amounts in column (i) for Fiscal 2026 include the following amounts:

Name	Matching Contributions (13-a) ($)	Life Insurance Premiums (13-b) ($)	Personal Benefits (13-c) ($)	Total All Other Compensation ($)
Mimi E. Vaughn	14,000	240	34,051	48,291
Cassandra E. Harris	14,000	240	112,503	126,743
Scott E. Becker	14,067	240	11,377	25,684
Parag D. Desai	14,110	240	8,194	22,544
Andrew I. Gray	10,535	240	231,191	241,966

(13-a) Matching contributions paid under the Company’s 401(k) plan to each of the named executive officers.

(13-b) Life insurance premium paid by the Company for the benefit of the named executive officers with a death benefit equal to their base salary up to $500,000.

(13-c) Includes (i) for each named executive officer, (a) an employee discount on merchandise sold by the Company that is available to all employees and (b) the Company’s contribution to the named executive officer’s health and dental benefits, as applicable; (ii) stipend payments to Ms. Harris of $75,000 for travel and $19,928 in lieu of relocation assistance; (iii) stipend payments to Mr. Gray of $75,000 for travel and $138,310 in lieu of relocation assistance; (iv) reimbursement of the cost of $3,000 for annual executive physicals for Ms. Vaughn, Ms. Harris, Mr. Desai and Mr. Gray; and (v) a payment of $15,681 to Ms. Vaughn pursuant to the STEP Up Plan as described under the heading “Other Compensation — Defined Contribution and Deferred Income Plans” in the “Compensation Discussion and Analysis” section above.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2026

The following table shows, for each of the named executive officers, information regarding his or her award under the Company’s EVA Plan for Fiscal 2026 and grants of restricted stock and PSUs under the Amended and Restated 2020 Equity Incentive Plan in Fiscal 2026.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and
	Grant Date (b)	Threshold ($) (c)	Target ($) (d)(1)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)(2)	Maximum (#) (h)	Units (#) (i)(3)	Option Awards ($) (j)
Mimi E. Vaughn	July 30, 2025				32,412	64,824	129,648		1,550,590
	April 4, 2025							64,824	1,166,832
	N/A	320,250	1,281,000	3,843,000
Cassandra E. Harris	July 30, 2025				7,480	14,960	29,920		357,843
	April 4, 2025							14,960	269,280
	N/A	112,500	450,000	1,350,000
Scott E. Becker	July 30, 2025				4,297	8,594	17,188		205,568
	April 4, 2025							8,594	154,692
	N/A	82,250	329,000	987,000
Parag D. Desai	July 30, 2025				4,825	9,649	19,298		230,804
	April 4, 2025							9,649	173,682
	N/A	84,375	337,500	1,012,500
Andrew I. Gray	July 30, 2025				8,166	16,331	32,662		390,638
	April 4, 2025							499	8,982
	N/A	181,958	727,833	2,183,499

(1)
Columns (c), (d) and (e) relate to the EVA Plan. The EVA Plan provides for threshold, target and maximum payouts as discussed in detail under the heading “Annual Incentive Compensation” in “Compensation Discussion and Analysis.”
(2)
The amounts in columns (f), (g) and (h) represent the threshold, target and maximum number of shares that may vest with respect to PSUs granted under the Amended and Restated 2020 Equity Incentive Plan during Fiscal 2026. The PSUs granted to the Company’s executives in Fiscal 2026 will be earned based on a three-year performance period and if the performance objectives are achieved, PSUs will vest on February 1, 2028, subject to continued employment. As further discussed in “Compensation Discussion and Analysis – Stock-Based Compensation-PSUs,” the performance metrics for the PSUs are adjusted operating income by business unit through Fiscal 2028 (i.e., a three-year performance period).
(3)
Column (i) reflects awards of restricted stock under the Amended and Restated 2020 Equity Incentive Plan, the grant date fair values of which were calculated in accordance with ASC 718 by multiplying the closing price of the Company’s common stock on the NYSE on the grant date by the number of shares granted. The awards of restricted stock granted on April 4, 2025 vest in three equal annual increments, subject to continued employment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2026 YEAR-END

The following table shows, for each named executive officer, certain information concerning vested and unvested equity awards outstanding at January 31, 2026. The awards include restricted stock, PSUs and stock options, as described under the heading “Stock-Based Compensation” in the “Compensation Discussion and Analysis,” above.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (h)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)(3)
Mimi E. Vaughn	26,620	—	$41.41	02/05/2030	134,448	3,889,581	114,098	3,300,855
Cassandra E. Harris	—	—	N/A	N/A	20,282	586,758	14,960	432,793
Scott E. Becker	—	—	N/A	N/A	18,837	544,954	15,751	455,676
Parag D. Desai	—	—	N/A	N/A	21,169	612,419	17,690	511,772
Andrew I. Gray	—	—	N/A	N/A	47,950	1,387,194	47,983	1,388,148

(1)
Ms. Vaughn’s stock option award vested in four equal installments on each of February 5, 2021, 2022, 2023 and 2024.

(2)
The shares of restricted stock and PSUs vest on the following schedule:

Name	Grant Date		Restricted Shares Outstanding	PSUs Outstanding	Vesting Increments
Mimi E. Vaughn	6/8/2022	(4)	12,317		12,317 on 6/28/2026
	4/4/2023	(5)	14,254		14,254 on 4/4/2026
	4/4/2024	(5)	43,053		21,526 on 4/4/2026
					21,527 on 4/4/2027
	4/4/2024	(6)		49,274	24,637 on 2/1/2026
					24,637 on 2/1/2027
	4/4/2025	(5)	64,824		21,608 on 4/4/2026
					21,608 on 4/4/2027
					21,608 on 4/4/2028
	7/30/2025	(8)		64,824	64,824 on 1/29/2028

Cassandra E. Harris(9)	10/1/2024		5,322		5,322 on 10/1/2026
	4/4/2025	(5)	14,960		4,987 on 4/4/2026
					4,986 on 4/4/2027
					4,987 on 4/4/2028
	7/30/2025	(8)		14,960	14,960 on 1/29/2028

Scott E. Becker	6/28/2022	(4)	1,995		1,995 on 6/28/2026
	4/4/2023	(5)	1,994		1,994 on 4/4/2026
	4/4/2024	(5)	6,254		3,127 on 4/4/2026
					3,127 on 4/4/2027
	4/4/2024	(6)		7,157	3,579 on 2/1/2026
					3,578 on 2/1/2027
	4/4/2025	(5)	8,594		2,865 on 4/4/2026
					2,864 on 4/4/2027
					2,865 on 4/4/2028
	7/30/2025	(8)		8,594	8,594 on 1/29/2028

Parag D. Desai	6/28/2022	(4)	2,245		2,245 on 6/28/2026
	4/4/2023	(5)	2,249		2,249 on 4/4/2026
	4/4/2024	(5)	7,026		3,513 on 4/4/2026
					3,513 on 4/4/2027
	4/4/2024	(6)		8,041	4,021 on 2/1/2026
					4,020 on 2/1/2027
	4/4/2025	(5)	9,649		3,216 on 4/4/2026
					3,217 on 4/4/2027
					3,216 on 4/4/2028
	7/30/2025	(8)		9,649	9,649 on 1/29/2028

Andrew I. Gray	4/4/2024	(6)		31,652	15,826 on 2/1/2026
					15,826 on 2/1/2027
	12/10/2024	(7)	47,451		5,272 on 4/4/2026
					10,545 on 4/4/2027
					15,817 on 4/4/2028
					10,545 on 4/4/2029
					5,272 on 4/4/2030
	4/4/2025	(5)	499		166 on 4/4/2026
					167 on 4/4/2027
					166 on 4/4/2028
	7/30/2025	(8)		16,331	16,331 on 1/29/2028

(3)
Market value is calculated based on the closing price of the Company’s common stock on the NYSE on January 30, 2026 ($28.93), the last trading day prior to the end of Fiscal 2026 on January 31, 2026.
(4)
The restricted shares subject to this award vest ratably over four years, subject to the terms of the applicable award agreement.

(5)
The restricted shares subject to this award vest ratably over three years, subject to the terms of the applicable award agreement.
(6)
The PSUs granted on April 4, 2024 had a one-year performance period that elapsed on February 1, 2025, and the PSUs earned as a result of the Company’s performance during the performance period have been reflected in columns (f) and (g). One-half of the restricted shares subject to this performance award vest on each of February 1, 2026 and February 1, 2027, subject to the terms of the applicable award agreement.
(7)
The restricted shares subject to this award vest over a five-year period with one-ninth vesting on April 4, 2026, two-ninths vesting on April 4, 2027, one-third vesting on April 4, 2028, two-ninths vesting on April 4, 2029, and one-ninth vesting on April 4, 2030.
(8)
The PSUs granted on July 30, 2025 have a three-year performance period, and if the performance objectives are achieved, the PSUs will vest on January 29, 2028, subject to continued employment. The number of PSUs reported reflects the target level of achievement. The number of PSUs that vest, if any, is based upon the achievement of targeted performance metrics and can range from 50% of target (at threshold) to 200% of target (at maximum) (or 0%, if performance is below the threshold level).
(9)
As noted above, Ms. Harris departed the Company effective March 6, 2026, and continued to support the Company as a consultant and principal accounting officer through March 25, 2026, pursuant to a Consulting Agreement dated January 29, 2026. All unvested restricted share awards and PSUs reflected in the table above for Ms. Harris were forfeited in connection with her departure.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2026

The following table shows, for each named executive officer, certain information about his or her shares of restricted stock that vested during Fiscal 2026:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Mimi E. Vaughn	57,683	1,098,525
Cassandra E. Harris	5,322	158,755
Scott E. Becker	9,600	185,117
Parag D. Desai	10,738	206,968
Andrew I. Gray	7,236	234,663

(1)
Amounts reflect gross shares vested which excludes shares withheld for taxes.
(2)
Amounts reflect the product of the closing price of the Company’s common stock on the NYSE on the last trading day before the vesting date ((i) $18.00 for Ms. Vaughn, Mr. Desai and Mr. Becker for restricted stock that vested on April 4, 2025, (ii) $20.75 for Ms. Vaughn, Mr. Desai, and Mr. Becker for restricted stock that vested on June 28, 2025, (iii) $29.83 for Ms. Harris for restricted stock that vested on October 1, 2025 and (iv) $32.43 for Mr. Gray for restricted stock that vested on January 12, 2026) multiplied by the number of shares vested.

NON-QUALIFIED DEFERRED COMPENSATION

The following table shows, for each named executive officer, his or her contributions to and investment earnings on balances in the Company’s Deferred Income Plan, described under the heading “Deferred Income Plan” in the “Defined Contribution and Deferred Income Plans” section of the “Compensation Discussion and Analysis,” above. Earnings on plan balances are from investments selected by the participants, which may not include Company securities.

Name (a)	Executive Contributions in Last FY ($) (b)(1)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)(2)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(3)
Mimi E. Vaughn	—	—	19,825	—	180,135
Cassandra E. Harris	N/A	N/A	N/A	N/A	N/A
Scott E. Becker	N/A	N/A	N/A	N/A	N/A
Parag D. Desai	N/A	N/A	N/A	N/A	N/A
Andrew I. Gray	N/A	N/A	N/A	N/A	N/A

(1)
All amounts reported in column (b) are included in the salary reported for each named executive officer in column (c) of the Summary Compensation Table for Fiscal 2026.
(2)
Because no named executive officer’s deferred compensation earnings for Fiscal 2026 constituted above-market interest under the disclosure requirements applicable to the Summary Compensation Table, above, none of the amounts reported in column (d) are reflected in column (h) of the Summary Compensation Table.
(3)
The amount reported in column (f) includes, for each named executive officer, the following amount reported as compensation in the Summary Compensation Table for each of the three fiscal years in the Summary Compensation Table.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Mimi E. Vaughn	—	—	—
Cassandra E. Harris	N/A	N/A	N/A
Scott E. Becker	N/A	N/A	N/A
Parag D. Desai	N/A	N/A	N/A
Andrew I. Gray	N/A	N/A	N/A

CHANGE OF CONTROL ARRANGEMENTS

AND SEVERANCE PLANS

Employment Protection Agreements

All the named executive officers are parties to employment protection agreements (collectively, the “Employment Protection Agreements”). The agreements become effective only in the event of a Change of Control, which is defined as occurring when (i) any person (as defined in Section 3(a)(9) of the Exchange Act, and as used in Sections 13(d) and 14(d) thereof), excluding the Company, any majority owned subsidiary of the Company (a “Subsidiary”) and any employee benefit plan sponsored or maintained by the Company or any Subsidiary (including any trustee of such plan acting as trustee), but including a “group” as defined in Section 13(d)(3) of the Exchange Act (a “Person”), becomes the beneficial owner of shares of the Company having at least 20% of the total number of votes that may be cast for the election of directors of the Company (the “Voting Shares”); provided, however, that such an event will not constitute a Change of Control if the acquiring Person has entered into an agreement with the Company approved by the Board which materially restricts the right of such Person to direct or influence the management or policies of the Company; (ii) the shareholders of the Company approve any merger or other business combination of the Company, sale of the Company’s assets or combination of the foregoing transactions (a “Transaction”) other than a Transaction involving only the Company and one or more of its Subsidiaries, or a Transaction immediately following which the shareholders of the Company immediately prior to the Transaction (excluding for this purpose any shareholder of the Company who also owns directly or indirectly more than 10% of the shares of the other company involved in the Transaction) continue to have a majority of the voting power in the resulting entity; or (iii) within any 24-month period beginning on or after the date of the agreements, the persons who were directors of the Company immediately before the beginning of such period (the “Incumbent Directors”) cease (for any reason other than death) to constitute at least a majority of the Board or of the board of directors of any successor to the Company, provided that any director who was not a director as of the date of the applicable Employment Protection Agreement will be deemed to be an Incumbent Director if such director was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the members of the Board who then qualified as Incumbent Directors either actually or by prior operation of Section 2(a) of the agreements. Each Employment Protection Agreement provides for employment by the Company for a term of up to three years following a Change of Control. The executive is to exercise authority and perform duties commensurate with his or her authority and duties existing during the 90 days immediately prior to the Change of Control. He or she is also to receive compensation (including incentive compensation and benefits) during the term in an amount not less than that which he or she was receiving immediately prior to the Change of Control. Any amounts paid to the named executive officers (with the exception of Ms. Vaughn and Mr. Desai) under the Employment Protection Agreement will be reduced to the maximum amount that could be paid without being subject to the excise tax imposed under Sections 280G and 4999 of the Code, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount.

If the executive’s employment is terminated by death or Disability (as defined in the agreements) determined in accordance with the Employment Protection Agreements during the term of the agreement, he or she, or his or her legal representative (as applicable), is entitled to receive from the Company, in a lump sum in cash within 30 days from the date of termination (except for payments due to the executive under any employee benefit plan), his or her accrued but unpaid base salary, all amounts owing to him or her under any applicable employee benefit plans, and a bonus equal to the average of the two most recent annual bonuses received by the executive (including the value of any equity paid in lieu of cash and excluding any year in which no bonus was paid and any discretionary bonus paid to the executive), prorated for the number of days in the current fiscal year that the executive was employed. A deceased executive’s family is also entitled to receive benefits at least equal to the most favorable level of benefits available to surviving families of executives of the Company under provisions of benefit plans relating to family death benefits that were in effect at any time during the 90 days prior to the Change of Control. If the executive is terminated for Cause (as defined in the Employment Protection Agreements) or quits voluntarily (other than on account of Good Reason (as defined in the Employment Protection Agreements)) during the employment period, he or she is entitled to receive from the Company, in a lump sum in cash within 30 days from the date of termination (except for payments due to the executive under any employee benefit plan), the same compensation payable in case of termination by death or disability, except that the prorated bonus would not be payable.

As defined in the Employment Protection Agreements, “Cause” means (i) an act or acts of dishonesty or gross misconduct on the executive’s part which result or are intended to result in material damage to the Company’s business or reputation or (ii) repeated material violations by the executive of his or her obligations under the agreement which violations are demonstrably willful and deliberate on the executive’s part. “Good Reason” is defined to include (i) a good faith determination by the executive that the Company has taken (without his or her consent) action that materially changes his or her authority or responsibilities or materially reduces his or her ability to carry out such responsibilities; (ii) the Company’s failure to comply with provisions of the agreement involving the executive’s compensation, annual bonuses, incentive and savings plans, retirement programs, benefit plans, expenses, vacations and fringe benefits and working conditions; (iii) the Company’s requiring the executive to be employed at a location more than 50 miles further from his or her principal residence than the location at which the executive worked immediately before the agreement became effective; and (iv) the Company’s failure subject to certain exceptions to require a successor to assume and agree to perform under the agreement.

If the executive’s employment is actually or constructively terminated by the Company without Cause, or if the executive terminates his or her employment for Good Reason during the term of the agreement, the executive will be entitled to receive from the Company, in a lump sum in cash within 15 days from the date of termination, his or her base salary through the termination date, and a severance allowance equal to two times (i) his or her annual base salary, plus (ii) the average of his or her two most recent annual bonuses received by the executive (including the value of any equity paid in lieu of cash and excluding any year in which no bonus was paid and any discretionary bonus paid to the executive), plus (iii) the present value of the annual cost to the Company of obtaining coverage equivalent to the coverage provided by the Company prior to the Change of Control under any welfare benefit plans (including medical, dental, disability, group life and accidental death insurance) plus the annualized value of fringe benefits provided to the executive prior to the Change of Control, plus, in the case of Employment Protection Agreements entered into prior to Fiscal 2020 for Ms. Vaughn and Mr. Desai, reimbursement for any excise tax owed thereon and for taxes payable by reason of the reimbursement. Amounts payable under the Employment Protection Agreements are to be reduced by any amount received under the general severance plan described below, and may offset on a dollar-by-dollar basis payments due under the Executive Severance Plan described below. On February 6, 2025, the Company approved amendments to the Employment Protection Agreement to be entered into with certain executive officers of the Company, with the exception of Ms. Vaughn and Mr. Desai. Among other things, the Employment Protection Agreement was amended to revise the operation of the Employment Protection Agreement such that any Termination Notice (as defined in the Employment Protection Agreement) shall be effective at any time that the Company is in active negotiations with respect to a transaction that would constitute a Change of Control, if consummated. In addition, the Employment Protection Agreement was amended to remove the automatic termination of the Employment Protection Agreement upon the attainment of a certain retirement age by the applicable executive.

Severance Plans

General Severance Plan.

The Company maintains a severance plan for monthly-paid salaried employees to provide for certain benefits in the event of a Company-initiated separation from the Company other than for Cause (as defined in the plan). Under the terms of the plan, an eligible employee is entitled to one week of his or her base salary at the termination date multiplied by each year of service with the Company with a maximum of 24 weeks and a minimum of two weeks. If their employment had been terminated without Cause as of January 31, 2026, the named executive officers would have been entitled to the following severance payments under the plan, which reduce payments due under the Employment Protection Agreements and Executive Severance Plan: Ms. Vaughn — $433,654; Mr. Becker — $63,269; Mr. Desai — $95,192; Ms. Harris — $23,077; and Mr. Gray — $38,942.

Executive Severance Plan.

Effective May 2, 2024, the Company maintains an executive severance plan for certain executive employees to provide for certain benefits in the event employment is terminated (i) by the Company for any reason other than for Cause (as defined in plan), and that is not the result of (x) a resignation by the executive without Good Reason, (y) death or disability, or (z) in connection with certain sale transactions whereby the participant is offered a Suitable Position (as defined in the plan), or (ii) by the employee for Good Reason (as defined in plan) (each such termination, a “Covered Termination”). Under the terms of the plan, upon a Covered Termination, such an employee is eligible to receive monthly cash severance payments in an aggregate amount equal to (i) twelve (12) months of such employee’s base salary or, in the case of an employee who is the chief executive officer of the Company, twenty-four (24) months of such employee’s base salary and (ii) twelve (12) months of COBRA Premiums (as defined in the plan) or, in the case of an employee who is the chief executive officer of the Company, twenty-four (24) months of COBRA Premiums. Payments due under the Executive Severance Plan may be offset on a dollar-by-dollar basis by payments due under the Employment Protection Agreements described above.

Equity Awards

Change of Control

As described in more detail below, awards made by the Company under the 2009 Equity Incentive Plan and the Amended and Restated 2020 Equity Incentive Plan become immediately vested and exercisable upon a Change of Control unless the compensation committee determines in good faith prior to the Change of Control that such equity award will be honored or assumed, or new rights substituted therefor (an “Alternative Award”), by a participant’s employer immediately following a Change of Control provided that the Alternative Award is (i) based on stock that is traded on an established securities market, (ii) provides the participant with rights and entitlements substantially equivalent to or better than the existing award, including vesting schedule, (iii) has substantially equivalent value to the existing award and (iv) has terms and conditions which provide that if a participant’s employment is involuntarily terminated without cause, or if a participant terminates employment for good reason, such equity award will be deemed immediately vested and exercisable and/or all restrictions shall lapse, and shall be settled for a payment for each share of stock subject to the Alternative Award in cash, in immediately transferable, publicly traded securities, or a combination thereof, in an amount equal to the fair market value of such stock on the date of the participant’s termination or the excess of the fair market value of such stock on the date of participant’s termination over the corresponding exercise or base price.

For awards of restricted stock and options made by the Company under the Amended and Restated 2020 Equity Incentive Plan, 100% of the unvested shares become immediately vested, and in the case of options, immediately exercisable, if the entity surviving the Change of Control does not assume the award or grant an Alternative Award.

For awards of PSUs made by the Company under the Amended and Restated 2020 Equity Incentive Plan in Fiscal 2024, the performance threshold was not met as of January 31, 2026 and the PSUs did not vest. As a result, none of the Fiscal 2024 PSUs would be eligible to vest for any change of control.

For awards of PSUs made by the Company under the Amended and Restated 2020 Equity Incentive Plan in Fiscal 2025, if the entity surviving the Change of Control assumes the awards granted: (i) any in process performance periods will end on the date immediately preceding the Change of Control; (ii) if the Change of Control occurs before the performance period would have ended in the absence of the preceding clause, the number of earned PSUs eligible to vest will be the target number of performance share units granted; (iii) if the Change of Control occurs after the performance period ends, the number of earned PSUs eligible to vest will be based on the attainment of the performance targets, in such manner as determined by the compensation committee; (iv) such number of earned PSUs that are eligible to vest will vest on the applicable vesting date, provided that the participant remains employed with the successor through such vesting date; and (v) in the event that, prior to the applicable vesting date, the participant’s employment with the successor is terminated without cause by the successor, or terminates for good reason by the participant or on account of the participant’s death or disability, the number of earned PSUs that would otherwise have vested on such vesting date shall immediately become vested and the applicable shares (or the cash value thereof) shall be released to the participant (or the participant’s estate or other legal representative) upon such termination of employment. In the event the successor does not assume the awards, (i) if the Change of Control occurs before the end of the performance period, a number of PSUs equal to the target award shall vest and be settled in accordance with the applicable award agreement as of immediately prior to the Change of Control, or (ii) if the Change of Control occurs after the end of the performance period, all earned PSUs that have not previously vested shall immediately vest, and any shares not previously released to the participant shall be released to the participant in accordance with the applicable award agreement.

For awards of PSUs made by the Company under the Amended and Restated 2020 Equity Incentive Plan in Fiscal 2026, if the entity surviving the Change of Control assumes the awards granted: (i) any in process performance periods will end on the date immediately preceding the Change of Control; (ii) if the Change of Control occurs within the first year of the performance period, the number of PSUs eligible to vest will be the target number of performance share units granted; (iii) if the Change of Control occurs after the first year of the performance period but prior to the end of the performance period, the number of PSUs eligible to vest will be based on the attainment of the performance targets through the portion of the performance period ending not later than the effective date of the Change of Control, in such manner as determined by the compensation committee; (iv) such number of PSUs that are eligible to vest will vest as of the end of the performance period, provided that the participant remains employed with the successor through such vesting date; and (v) in the event that, within 24 months following the Change of Control, the participant’s employment with the successor is terminated without cause by the successor, or terminates for good reason by the participant or on account of the participant’s death or disability prior to the vesting date, the number of PSUs eligible to vest on the vesting date will immediately vest and the applicable shares will be released to the participant (or the participant’s estate or other legal representative) upon the participant’s termination of employment. In the event the successor does not assume the awards, (i) if the Change of Control occurs within the first year of the performance period, the target number of PSUs granted will vest as of the effective date of the Change of Control or (ii) if the Change of Control occurs after the first year of the performance period but prior to the end of the performance period, a number of PSUs will vest based on the attainment of the performance targets through the portion of the performance period ending not later than the effective date of the Change of Control, in such manner as determined by the compensation committee, and in each case the applicable shares will be released to the participant (or the participant’s estate or other legal representative).

Certain Terminations of Employment

For awards of restricted stock and PSUs made by the Company under the Amended and Restated 2020 Equity Incentive Plan, any unvested restricted stock or PSUs are automatically forfeited upon a participant’s termination of employment, subject to the following:

•
If such participant’s employment terminates due to death or “Disability” (as defined in the Amended and Restated 2020 Equity Incentive Plan and/or the applicable award agreement):
•
a prorated portion of unvested restricted stock will immediately vest in proportion to such participant’s length of employment during the applicable restricted period;
•
for PSUs granted in Fiscal 2024, the performance threshold was not met as of January 31, 2026 and the PSUs did not vest. As a result, none of the Fiscal 2024 PSUs would be eligible to vest for termination of employment due to death or disability;
•
for PSUs granted in Fiscal 2025, (i) prior to the second vesting date and (ii) following the end of the performance period, the participant (or the estate or legal representative thereof) shall immediately become vested in the earned PSUs to the extent the earned PSUs have not already become vested; and
•
for PSUs granted in Fiscal 2026, a number of unvested PSUs will immediately vest in an amount equal to the applicable target award.
•
If such participant’s employment is terminated by the Company without Cause (as defined in the Amended and Restated 2020 Equity Incentive Plan and/or the applicable award agreement):
•
a prorated portion of unvested restricted stock for awards granted before 2024 will immediately vest in proportion to such participant’s length of employment during the applicable restricted period;
•
for PSUs granted in Fiscal 2024, the performance threshold was not met as of January 31, 2026 and the PSUs did not vest. As a result, none of the Fiscal 2024 PSUs would be eligible to vest for termination of employment by the Company without Cause;
•
for PSUs granted in Fiscal 2025, (A) the number of earned PSUs shall equal the product of the actual number of earned PSUs multiplied by the appropriate proration factor, (B) fifty percent (50%) of the earned PSUs shall become vested as of the first vesting date, and (C) the number of earned PSUs that shall become vested as of the second vesting date shall equal the total number of earned PSUs, minus the number of earned PSUs that became vested on the first vesting date; and
•
for PSUs granted in Fiscal 2026, if the Company terminates the grantee's employment without cause prior to the first anniversary of the first day of the applicable performance period, no portion of the award is eligible to vest; if such termination occurs on or after that date, but prior to the end of the performance period, the grantee is eligible for a pro-rated portion of earned PSUs (capped at target) with settlement occurring at the end of the applicable performance period based on actual results.
•
If such participant’s employment terminates due to Retirement (as defined in the Amended and Restated 2020 Equity Incentive Plan and/or the applicable award agreement):
•
for PSUs granted in Fiscal 2024, the performance threshold was not met as of January 31, 2026 and the PSUs did not vest. As a result, none of the Fiscal 2024 PSUs would be eligible to vest for termination of employment due to retirement;
•
for PSUs granted in Fiscal 2025, (i) the number of earned PSUs shall equal the product of (A) the number of earned PSUs at the end of the performance period, multiplied by (B) a fraction, the numerator of which is the number of whole months during the total vesting period during which the participant was employed by the Company, and the denominator of which is the total number of whole months in the total vesting period, (ii) fifty percent (50%) of the earned PSUs shall become vested as of the first vesting date, and (iii) the number of earned PSUs that shall become vested as of the second vesting date shall equal the total number of earned PSUs, minus the number of earned PSUs that became vested on the first vesting date; and
•
for PSUs granted in Fiscal 2026,a prorated portion of unvested PSUs will vest on the normal vesting date in an amount equal to the product of (1) the number of PSUs that would have vested if the participant had remained employed with the Company until the normal vesting date (based on the attainment of the applicable performance targets), multiplied by (2) the appropriate proration factor, provided, that if the participant subsequently dies more than six months prior to the normal vesting date, attainment of the applicable performance target will be calculated at the 100% target level and such prorated number of PSUs shall immediately vest and be paid out.

Summary of Potential Payments Upon Change of Control or Termination

The following table shows for each of the named executive officers, assuming that a Change of Control in which the surviving entity assumes equity awards or grants an Alternative Award, followed by immediate involuntary termination of his or her employment (other than for Cause) or by voluntary termination by the named executive officer for Good Reason (as defined under the Employment Protection Agreement), occurred on January 31, 2026, the estimated amounts payable with respect to (a) salary, (b) bonus, (c) the value, based on the closing price of the Company’s stock on the NYSE on January 30, 2026 (the last trading day of the fiscal year) of all previously unvested restricted stock and PSUs subject to accelerated vesting, (d) the estimated value of the payment related to benefits provided under the Employment Protection Agreement, (e) the non-qualified deferred compensation (which would be paid upon termination for any reason regardless of whether a Change of Control has occurred, under the terms of the Deferred Income Plan), (f) for named executive officers who entered into Employment Protection Agreements prior to Fiscal 2020, the gross-up related to excise taxes that would have been reimbursable to the named executive officer (assuming a 37.0% marginal federal income tax rate), and (g) the total of items (a) through (f). With respect to each named executive officer, the actual awards and amounts payable can only be determined at the time of each named executive officer’s termination of employment.

Name	Cash Severance (a)(1) ($)	Bonus (b)(2) ($)	Accelerated Stock-Based Compensation (c)(3) ($)	Estimated Benefits Value (d)(4) ($)	Deferred Compensation Payout (e) ($)	Tax Gross-Up (f)(5) ($)	Total (g)(6) ($)
Mimi E. Vaughn	2,050,000	1,293,810	7,190,436	263,493	180,135	—	10,977,874
Cassandra E. Harris	1,200,000	295,894	1,019,551	161,726	—	—	2,677,171
Scott E. Becker	940,000	314,040	1,000,631	127,681	—	—	2,382,352
Parag D. Desai	900,000	328,500	1,124,191	117,844	—	—	2,470,535
Andrew I. Gray	1,350,000	1,827,328	2,775,342	165,262	—	—	6,117,932

(1)
Twenty-four (24) months of such named executive officer’s base salary.
(2)
Two times the average of the last two annual bonuses earned by the named executive officer.
(3)
The value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026, of the previously unvested restricted stock and PSUs that would have vested on an accelerated basis upon an assumed Change of Control, followed by immediate involuntary termination of such named executive officer’s employment (other than for Cause) or by voluntary termination by such named executive officer for Good Reason, occurring on January 31, 2026. With respect to the PSUs granted on (i) April 4, 2023, the performance threshold was not met as of January 31, 2026 and no shares were earned, (ii) April 4, 2024, the value of the PSUs is equal to the number of PSUs earned during the performance period and (iii) July 30, 2025, the value of the PSUs is equal to the number of PSUs the Company estimates will be earned at the end of the performance period. If the entity surviving the Change of Control does not assume an equity award or grant an Alternative Award, all restricted stock and PSUs will immediately vest in the amounts provided in column (c) above.
(4)
Includes the present value, calculated using the annual federal short-term rate as determined under Section 1274(d) of the Code of (a) the annual cost to the Company of obtaining coverage under the welfare benefit plans discussed above and (b) the annualized value of fringe benefits provided to the named executive officer immediately prior to January 31, 2026.
(5)
Employment Protection Agreements entered into prior to Fiscal 2020 provide for the reimbursement of the excise tax payable on the Change of Control payment plus income taxes payable on the reimbursement. Beginning in Fiscal 2020, this provision was eliminated from the form of Employment Protection Agreement.
(6)
Figures in this table assume no reduction in severance benefits due to Sections 280G and 4999 of the Code, if applicable.

The following table shows, for each of the named executive officers, assuming that a Change of Control in which the surviving entity assumes equity awards or grants an Alternative Award, followed by immediate termination of his or her employment because of death or disability, occurred on January 31, 2026, the estimated amounts payable with respect to (a) salary, (b) bonus, (c) the value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026 (the last trading day of the fiscal year), of all previously unvested restricted stock and PSUs subject to accelerated vesting, (d) non-qualified deferred compensation, and (e) the total of items (a) through (d):

Name	Cash Severance (a)(1) ($)	Bonus (b)(2) ($)	Accelerated Stock-Based Compensation (c)(3) ($)	Deferred Compensation Payout (d) ($)	Total (e)(4) ($)
Mimi E. Vaughn	—	646,905	4,892,256	180,135	5,719,296
Cassandra E. Harris	—	147,947	604,335	—	752,282
Scott E. Becker	—	157,020	681,865	—	838,885
Parag D. Desai	—	164,250	766,111	—	930,361
Andrew I. Gray	—	913,664	1,525,621	—	2,439,285

(1)
Accrued and unpaid salary of the named executive officers at January 31, 2026.
(2)
The average of the last two annual bonuses earned by the named executive officer.
(3)
The value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026, of the previously unvested restricted stock and PSUs that would have vested on an accelerated basis upon an assumed Change of Control, followed by immediate termination of such named executive officer’s employment because of death or disability, occurring on January 31, 2026. With respect to the PSUs granted on (i) April 4, 2023, the performance threshold was not met as of January 31, 2026 and no shares were earned, (ii) April 4, 2024, the value of the PSUs is equal to the number of PSUs earned during the performance period and (iii) July 30, 2025, the value of the PSUs is equal to the number of PSUs the Company estimates will be earned at the end of the performance period. The value of the restricted stock is equal to the number of restricted shares earned during the period ended January 31, 2026 multiplied by the appropriate proration factor.
(4)
Figures in this table assume no reduction in severance benefits due to Sections 280G and 4999 of the Code, if applicable.

The following table shows, for each of the named executive officers, assuming such named executive officer was involuntarily terminated without Cause on January 31, 2026, and no Change of Control had occurred, the estimated amounts payable with respect to (a) salary, (b) the value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026 (the last trading day of the fiscal year), of previously unvested restricted stock granted prior to 2024 and PSUs subject to accelerated vesting, (c) non-qualified deferred compensation, (d) the value of the COBRA Premiums (as defined in the Executive Severance Plan), and (e) the total of items (a) through (d):

Name	Cash Severance (a)(1) ($)	Accelerated Stock-Based Compensation (b)(2) ($)	Deferred Compensation Payout (c) ($)	COBRA Premiums (d)(3) ($)	Total (d) ($)
Mimi E. Vaughn	2,050,000	2,025,456	180,135	38,077	4,293,668
Cassandra E. Harris	600,000	127,292	—	19,038	746,330
Scott E. Becker	470,000	288,839	—	14,610	773,449
Parag D. Desai	450,000	324,730	—	5,866	780,596
Andrew I. Gray	675,000	731,464	—	18,294	1,424,758

(1)
Twelve (12) months of such named executive officer’s base salary or, in the case of the chief executive officer of the Company, twenty-four (24) months of such executive’s base salary pursuant to the Executive Severance Plan.
(2)
The value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026, of the previously unvested restricted stock granted prior to 2024 and PSUs that would have vested on an accelerated basis upon such named executive officer’s involuntary termination without Cause. With respect to the PSUs granted on (i) April 4, 2023, the performance threshold was not met as of January 31, 2026 and no shares were earned, (ii) April 4, 2024, the value of the PSUs is equal to the number of PSUs earned during the performance period multiplied by the appropriate proration factor and (iii) July 30, 2025, the value of the PSUs, if any, cannot be determined at this time because the performance period does not end until January 29, 2028; however, each named executive officer remains eligible for a pro-rated portion of earned PSUs (capped at target) based on actual results at the end of the performance period, subject to the appropriate proration factor. As such, for the PSUs granted on July 30, 2025, the values in this column reflect the applicable pro-rated portion of earned PSUs assuming target performance is achieved. The value of the restricted stock is equal to the number of shares earned during the period ended January 31, 2026 multiplied by the appropriate proration factor
(3)
Twelve (12) months of COBRA Premiums (as defined in the Executive Severance Plan) or, in the case of an employee who is the chief executive officer of the Company, twenty-four (24) months of COBRA Premiums pursuant to the Executive Severance Plan.

The following table shows, for each of the named executive officers, assuming such named executive officer died or became disabled on January 31, 2026, and no Change of Control had occurred, the estimated amounts payable with respect to (a) salary, (b) the value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026 (the last trading day of the fiscal year), of all previously unvested restricted stock and PSUs subject to accelerated vesting, (c) non-qualified deferred compensation, and (d) the total of items (a) through (c):

Name	Cash Severance (a)(1) ($)	Accelerated Stock-Based Compensation (b)(2) ($)	Deferred Compensation Payout (c) ($)	Total (d) ($)
Mimi E. Vaughn	—	4,892,256	180,135	5,072,391
Cassandra E. Harris	—	604,335	—	604,335
Scott E. Becker	—	681,865	—	681,865
Parag D. Desai	—	766,111	—	766,111
Andrew I. Gray	—	1,525,621	—	1,525,621

(1)
Accrued and unpaid salary of the named executive officers at January 31, 2026.
(2)
The value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026, of the previously unvested restricted stock and PSUs that would have vested on an accelerated basis upon such named executive officer’s death or disability. With respect to the PSUs granted on (i) April 4, 2023, the performance threshold was not met as of January 31, 2026 and no shares were earned, (ii) April 4, 2024, the value of the PSUs is equal to the number of PSUs earned during the performance period and (iii) July 30, 2025, the value of the PSUs is equal to the number of PSUs the Company estimates will be earned at the end of the performance period. The value of restricted stock is equal to the number of restricted shares earned during the period ended January 31, 2026 multiplied by the appropriate proration factor.

The following table shows, for each of the named executive officers, assuming such named executive officer retired on January 31, 2026, and no Change of Control had occurred, the estimated amounts payable with respect to (a) salary, (b) the value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026 (the last trading day of the fiscal year), of all previously unvested PSUs subject to accelerated vesting, (c) non-qualified deferred compensation, and (d) the total of items (a) through (c):

Name	Cash Severance (a)(1) ($)	Accelerated Stock-Based Compensation (b)(2) ($)	Deferred Compensation Payout (c) ($)	Total (d) ($)
Mimi E. Vaughn	—	1,473,956	180,135	1,654,091
Cassandra E. Harris	—	127,292	—	127,292
Scott E. Becker	—	207,100	—	207,100
Parag D. Desai	—	232,624	—	232,624
Andrew I. Gray	—	731,464	—	731,464

(1)
Accrued and unpaid salary of the named executive officers at January 31, 2026.
(2)
The value, based on the closing price of the Company’s common stock on the NYSE on January 30, 2026, of the previously unvested PSUs that would have vested on an accelerated basis upon such named executive officer’s retirement. With respect to the PSUs granted on (i) April 4, 2023, the performance threshold was not met as of January 31, 2026 and no shares were earned, (ii) April 4, 2024, the value of the PSUs is equal to the number of PSUs earned during the performance period and (iii) July 30, 2025, the value of the PSUs is equal to the number of PSUs the Company estimates will be earned at the end of the performance period. The PSUs earned or estimated to be earned are multiplied by the appropriate proration factor.

The following table shows, for each of the named executive officers, assuming such named executive officer was terminated by the named executive officer for Good Reason (as defined in the Executive Severance Plan) on January 31, 2026, and no Change of Control had occurred, the estimated amounts payable with respect to (a) salary, (b) the value of the COBRA Premiums (as defined in the Executive Severance Plan, and (c) the total of items (a) and (b):

Name	Cash Severance (a)(1) ($)	COBRA Premiums (b)(2) ($)	Total (c) ($)
Mimi E. Vaughn	2,050,000	38,077	2,088,077
Cassandra E. Harris	600,000	19,038	619,038
Scott E. Becker	470,000	14,610	484,610
Parag D. Desai	450,000	5,866	455,866
Andrew I. Gray	675,000	18,294	693,294

(1)
Twelve (12) months of such named executive officer’s base salary or, in the case of the chief executive officer of the Company, twenty-four (24) months of such executive’s base salary.
(2)
Twelve (12) months of COBRA Premiums (as defined in the Executive Severance Plan) or, in the case of the chief executive officer of the Company, twenty-four (24) months of COBRA Premiums.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the Company is providing the following information about the relationship of the median annual total compensation of all its employees and the annual total compensation of Mimi E. Vaughn, its chief executive officer for Fiscal 2026 (the “CEO”). The ratio reported below represents a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation S-K.

For Fiscal 2026, the annual total compensation of the Company’s median employee was $3,867. The Company’s median employee was a part-time, hourly-paid employee in one of its retail stores. As reported in the Summary Compensation Table, the annual total compensation of the CEO was $4,444,023.

Based on this information, the ratio of the annual total compensation of the CEO to the median employee was 1,149 to 1 (the “CEO Pay Ratio”).

In calculating the CEO Pay Ratio, the Company first identified all active employees as of November 1, 2025, a date within three years of the end of Fiscal 2026. Including all full-time, part-time, seasonal and temporary employees, as required by SEC rules, the Company had 13,089 U.S. and 6,022 non-U.S. employees on that date. The Company did not exclude any employees whether pursuant to the de minimis exemption for foreign employees or any other permitted exclusion.

To identify its median employee, the Company used total taxable compensation based on 2025 W-2 income for U.S. employees and the equivalent for non-U.S. employees.

In identifying the median employee, the Company did not annualize compensation for any employees who were employed for less than the full fiscal year. For employees not paid in U.S. dollars, the Company converted their pay into U.S. dollars using the average of month-end exchange rates for the twelve months ended December 31, 2025. The Company then determined the median employee’s total compensation, including any perquisites and other benefits, in the same manner that it determines the total compensation of the named executive officers for purposes of the Summary Compensation Table disclosed in this Form 10-K/A.

Pay ratios reported by the Company’s peers may not be directly comparable to the Company’s because of differences in the composition of each company’s workforce, as well as the assumptions, methodologies, adjustments, and estimates used in calculating the pay ratio, as permitted by SEC rules.

EQUITY AWARD TIMING DISCLOSURE

The Company does not have a program, plan or practice to time the grant of stock options, stock appreciation rights or similar option-like instruments in coordination with the release of material non-public information. The Company did not grant any stock options, stock appreciation rights or similar option-like instruments to any named executive officer during Fiscal 2026.

DIRECTOR COMPENSATION

Cash and Equity-Based Compensation

For Fiscal 2026, directors were paid an annual cash retainer of $90,000. In addition to their retainer as directors, the lead independent director and the chairpersons of the Board committees received the following additional annual cash retainers: lead independent director, $35,000; audit committee, $30,000; compensation committee, $25,000; and nominating and governance committee, $20,000. Non-employee directors are also granted equity compensation in the amount of $120,000. The Company reimburses directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who are full-time Company employees do not receive any extra compensation for serving as directors.

The following table shows, for each director of the Company who was a member of the Board during Fiscal 2026 and who is not also a named executive officer, information about the director’s compensation in Fiscal 2026.

Name (a)	Fees Earned or Paid in Cash ($) (b)(1)	Stock Awards ($) (c)(2)	Total ($) (h)
Joanna Barsh	110,000	110,346	220,346
Matthew M. Bilunas	90,000	110,346	200,346
Carolyn Bojanowski	90,000	110,346	200,346
John F. Lambros	115,000	110,346	225,346
Thurgood Marshall, Jr.	90,000	110,346	200,346
Angel R. Martinez	90,000	110,346	200,346
Mary E. Meixelsperger	120,000	110,346	230,346
Gregory A. Sandfort	125,000	110,346	235,346

(1)
Cash fees include annual director’s retainer and, where applicable, lead director and committee chair fees.
(2)
The amounts in column (c) represent the aggregate grant date fair value of restricted stock amounts, calculated by multiplying the closing price of the Company’s common stock on the NYSE on the grant date by the number of shares granted. On June 26, 2025, the Board granted shares of restricted stock with a value (at the average closing price of the common stock on the NYSE for the thirty-day period prior to the determination of the number of shares to be granted) of $120,000 to each of the non-employee directors pursuant to the Amended and Restated 2020 Equity Incentive Plan. The shares granted to directors in Fiscal 2026 vest on the earlier of the Annual Meeting and the first anniversary of the grant date, subject to continued service on the Board. At January 31, 2026, directors who were not also named executive officers had the following restricted stock awards outstanding:

Name	Restricted Shares Outstanding
Joanna Barsh	5,393
Matthew M. Bilunas	5,393
Carolyn Bojanowski	5,393
John F. Lambros	5,393
Thurgood Marshall, Jr.	5,393
Angel R. Martinez	5,393
Mary E. Meixelsperger	5,393
Gregory A. Sandfort	5,393

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table sets forth the ownership, as known to the Company as of May 18, 2026, according to the most recent filings of Forms 4 and Schedules 13G and 13D and amendments thereto, as applicable, by the beneficial owners which own beneficially more than 5% of the Company’s common stock. Percentages are calculated based on 11,103,175 outstanding shares as of May 18, 2026. None of such persons owns any equity securities of the Company other than common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Pzena Investment Management, LLC (1)
320 Park Avenue, 8th Floor New York, New York 10022	1,100,898	9.9%
Bradley L. Radoff, Jumana Capital Investments and Christopher R. Martin (2)
Bradley L. Radoff 2727 Kirby Drive, Unit 29L Houston, Texas 77098
Jumana Capital Investments and Christopher R. Martin 1717 St. James Place, Suite 335 Houston, Texas 77056	875,000	7.9%
BlackRock, Inc. (3)
50 Hudson Yards New York, New York 10001	858,377	7.7%
Dimensional Fund Advisors LP (4)
Building One, 6300 Bee Cave Road Austin, Texas 78746	715,076	6.4%

(1)
Based upon a Schedule 13G/A filed May 5, 2026, showing sole voting power with respect to 778,551 shares and sole dispositive power with respect to 1,100,898 shares.
(2)
Based upon a Schedule 13D/A filed April 27, 2026, by Bradley L. Radoff, Jumana Capital Investments LLC (“Jumana Capital”), and Christopher R. Martin, as a group. Mr. Radoff directly beneficially owns 420,000 shares, with sole voting power with respect to 420,000 shares and sole dispositive power with respect to 420,000 shares. Jumana Capital directly beneficially owns 455,000 shares, with shared voting power with respect to 455,000 shares and shared dispositive power with respect to 455,000 shares. Mr. Martin, as the Manager of Jumana Capital, may be deemed the beneficial owner of the 455,000 shares owned by Jumana Capital and maintains shared voting power with respect to 455,000 shares and shared dispositive power with respect to 455,000 shares. Each of Mr. Radoff, Jumana Capital and Mr. Martin may be deemed to be a member of a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and such group may be deemed to beneficially own 875,000 shares in the aggregate. Each member of the group disclaims beneficial ownership of shares not directly owned.
(3)
Based upon a Schedule 13G/A filed April 17, 2025, showing sole voting power with respect to 845,442 shares and sole dispositive power with respect to 858,377 shares.
(4)
Based upon a Schedule 13G/A filed February 9, 2024, showing sole voting power with respect to 701,181 shares and sole dispositive power with respect to 715,076 shares.

Ownership of Directors and Management

The following table sets forth information as of May 18, 2026, regarding the beneficial ownership of the Company’s common stock by each of the Company’s directors, the persons required to be named in the Company’s summary compensation table appearing elsewhere in the Form 10-K/A and the directors and executive officers as a group. None of such persons owns any equity securities of the Company other than common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)
Joanna Barsh	45,897
Matthew M. Bilunas	15,101
Carolyn Bojanowski	15,101
John F. Lambros	19,800
Thurgood Marshall, Jr.	32,739
Angel R. Martinez	20,345
Mary E. Meixelsperger	23,630
Gregory A. Sandfort	45,384
Mimi E. Vaughn	450,328
Cassandra E. Harris	24,308
Scott E. Becker	67,158
Parag D. Desai	97,997
Andrew I. Gray	87,371
Current Directors and Executive Officers as a Group (14 Persons)	981,160	(3)

(1)
Each director and officer owns less than 1% of the outstanding shares of the Company’s common stock, other than Mimi E. Vaughn, who owns approximately 4.1% of the Company’s common stock based on 11,103,175 outstanding shares as of May 18, 2026.
(2)
Shares are shown as beneficially owned if the person named in the table has or shares the power to vote or direct the voting of, or the power to dispose of, or direct the disposition of, such shares, which includes shares of restricted stock that remain subject to forfeiture or that vest within 60 days of May 18, 2026. See “Director Compensation” and “Executive Compensation — Summary Compensation Table” below.
(3)
Constitutes approximately 8.8% of the outstanding shares of the Company’s common stock based on 11,103,175 outstanding shares as of May 18, 2026.

Director and Executive Officer Ownership Guidelines

The nominating and governance committee of the Board has adopted share ownership guidelines for directors and executive officers, including the named executive officers. The guidelines require that named executive officers hold at least the number of shares specified below:

Chief Executive Officer	60,000 shares
Chief Operating Officer (if applicable)	30,000 shares
Chief Financial Officer and Operational Senior Vice Presidents	20,000 shares
Other Senior Vice Presidents	15,000 shares

The guidelines allow covered executives up to five years from their appointment dates to comply with the guidelines. All executive officers complied with the guidelines through Fiscal 2026 or were within the five year window to achieve compliance. Restricted stock grants may be used to satisfy the guidelines, consistent with the intent that such awards align executive officers’ interests with those of shareholders. The value of unearned performance-vested equity awards and the “in-the-money” value of unexercised stock options do not count toward achievement of the guidelines.

The guidelines require that non-employee directors hold a number of shares equal to five times their annual cash retainer. Directors are expected to achieve that ownership within five years of the director’s election to the Board. All non-employee directors have complied with the ownership guidelines or are within the five year window to achieve compliance.

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

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and the Company (the “Insider Trading Policy”). We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing is a summary of our insider trading policies and procedures and does not purport to be complete and is qualified by reference to our Insider Trading Policy incorporated by reference in the Original Filing.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports of stock ownership and changes in ownership (Forms 3, 4 and 5) in shares of our common stock. Based solely upon a review of copies of Forms 3, 4 and 5 for the fiscal year ended January 31, 2026, we believe that all our executive officers, directors, greater than 10% beneficial owners and other Section 16 officers complied with all filing requirements on a timely basis.

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

The Board has adopted a written policy which provides that any transaction between the Company and any of its directors, nominees for director, executive officers, or significant shareholders or affiliates thereof, must be in the best interest of the Company and must be approved and ratified by the audit committee or, in certain circumstances, the Board. Any member of the audit committee or the Board, if necessary, will recuse himself or herself and abstain from voting on the approval or ratification of the related party transaction. The Company does not have a history of engaging in related party transactions with its directors or executive officers or their respective related persons or affiliates.

Director Independence

The Board has determined that Ms. Barsh, Mr. Bilunas, Ms. Bojanowski, Mr. Lambros, Mr. Marshall, Mr. Martinez, Ms. Meixelsperger and Mr. Sandfort are each independent under applicable SEC and NYSE rules. No arrangement or understanding exists between any director or executive officer of the Company and any other person pursuant to which any of them were selected as a director or executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Information

The following table sets forth summary information regarding fees for services by the Company’s independent registered public accounting firm during Fiscal 2026, Deloitte, and Fiscal 2025, Ernst & Young.

	Fiscal 2026	Fiscal 2025
Audit Fees	$1,085,000	$1,648,998
Audit-Related Fees	15,000	—
Tax Fees	521,795	330,740
All Other Fees	1,895	—

Audit Fees

Audit fees include fees paid by the Company to Deloitte in connection with annual audits of the Company’s consolidated financial statements, internal controls over financial reporting, and their review of the Company’s interim financial statements. Audit fees also include fees for services performed by the independent registered public accounting firm that are closely related to the audit and in many cases could be provided only by the Company’s independent registered public accounting firm.

Audit-Related Fees

Audit-related fees for Fiscal 2026 include fees for the performance of agreed-upon procedures for EPA requirements.

Tax Fees

Tax fees include fees paid by the Company primarily for compliance services and also for planning and advice for Fiscal 2026 and Fiscal 2025.

Pre-Approval Policy

The audit committee has adopted a policy pursuant to which it pre-approves all services to be provided by the Company’s independent registered public accounting firm and a maximum fee for such services. As permitted by the policy, the audit committee has delegated authority to its chairman to pre-approve services the fees for which do not exceed $100,000, subject to the requirement that the chairman report any such pre-approval to the audit committee at its next meeting.

All fees paid to the Company’s independent registered public accounting firm in Fiscal 2026, Deloitte, were pre-approved in accordance with the policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Information in response to this Item was previously included in Item 8 of Part II of the Original Filing.

Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto included in Item 8 of Part II of the Original Filing.

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

	ss.	Consulting Agreement, dated January 29, 2026, by and between Genesco Inc. and Cassandra E. Harris (incorporated by reference to Exhibit 10.ss to Form 10-K filed March 25, 2026).
(16)

Letter from Ernst & Young to the Securities and Exchange Commission, dated May 6, 2025. Incorporated by reference to Exhibit (16.1) to the Company's Current Report on Form 8-K filed May 6, 2025. (File No. 1-3083).

(19)		Insider Trading Policy. Incorporated by reference to Exhibit (19) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025. (File No. 1-3083).
(21)		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Form 10-K filed March 25, 2026).
(23)		Consent of Deloitte & Touche LLP, Independent Register Public Accounting Firm (incorporated by reference to Exhibit 23 to Form 10-K filed March 25, 2026).
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to Form 10-K filed March 25, 2026).
(24)		Power of Attorney (incorporated by reference to Exhibit 24 to Form 10-K filed March 25, 2026).
(31.1)

Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed March 25, 2026).

(31.2)		Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)

Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 25, 2026).

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

Exhibits (10)f through (10)x, (10)aa through (10)ii and (10)ss are Management Contracts or Compensatory Plans or Arrangements required to be filed as Exhibits to this Form 10-K/A.

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
Mimi Eckel Vaughn
Board Chair, President, Chief Executive Officer and
Interim Chief Financial Officer

Date: June 1, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of June, 2026.

/s/Mimi Eckel Vaughn	Board Chair, President, Chief Executive Officer and
Mimi Eckel Vaughn	Interim Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)

/s/Ashley M. Randolph	Vice President and Chief Accounting Officer
Ashley M. Randolph	(Principal Accounting Officer)

Directors:
Joanna Barsh*	Angel R. Martinez *

Matthew Bilunas*	Mary Meixelsperger*

Carolyn Bojanowski *	Gregory A. Sandfort*

John F. Lambros.*	Mimi E. Vaughn*

Thurgood Marshall, Jr.*

*By	/s/Scott E. Becker
Scott E. Becker
Attorney-In-Fact