Form 10-Q
period 2026-05-02
GENESCO INC
filed 2026-06-11
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended May 2, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of May 29, 2026, there were 11,106,973 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, changes in public safety and health requirements and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the imposition of tariffs (including the timing and amount thereof) on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; the amount and timing of any tariff refunds; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; store closures and effects on the business as a result of civil disturbances; our ability to renew our license agreements; impacts of the ongoing geopolitical conflicts around the world including without limitation, the conflict with Iran; other sources of market weakness in the locations in which we operate; the effectiveness of our omni-channel initiatives; costs associated with shareholder activism; costs associated with changes in minimum wage and overtime requirements; wage pressures; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to realize anticipated cost savings in connection with the restructuring of our information technology functions; amount and timing of share repurchases; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems or as the result of the restructuring of our information technology functions; risks that our efforts to integrate AI into our business operations may not be successful and could result in reputational harm and /or liability; changes in tax laws and tax rates and our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Part I, Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 which should be read in conjunction with the risk factors in Part II, Item 1A and the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	May 2, 2026	January 31, 2026	May 3, 2025
Current Assets:
Cash and cash equivalents	$27,122	$105,405	$21,748
Accounts receivable, net of allowances of $2,202 at May 2, 2026,
$2,377 at January 31, 2026 and $2,841 at May 3, 2025	47,694	39,825	52,815
Inventories	476,853	433,878	450,829
Prepaids and other current assets	44,109	39,408	107,922
Total current assets	595,778	618,516	633,314
Property and equipment, net	239,701	237,656	236,909
Operating lease right of use assets	485,669	472,815	472,091
Goodwill	9,475	9,459	9,319
Other intangibles	27,536	27,867	27,538
Deferred income taxes	249	249	389
Other noncurrent assets	25,621	26,416	25,031
Total Assets	1,384,029	1,392,978	1,404,591
Liabilities and Equity
Current Liabilities:
Accounts payable	129,033	156,735	122,166
Current portion - long-term debt	—	—	7,299
Current portion - operating lease liabilities	115,773	119,216	126,954
Other accrued liabilities	80,054	100,391	74,504
Total current liabilities	324,860	376,342	330,923
Long-term debt	45,346	3,379	113,733
Long-term operating lease liabilities	414,604	398,788	389,384
Other long-term liabilities	46,782	47,425	48,319
Total liabilities	831,592	825,934	882,359
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	835	835	835
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,592	11,277	11,268
Additional paid-in capital	346,389	343,889	334,651
Retained earnings	248,870	265,790	232,035
Accumulated other comprehensive loss	(37,392)	(36,890)	(38,700)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	552,437	567,044	522,232
Total Liabilities and Equity	$1,384,029	$1,392,978	$1,404,591

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net sales	$487,025	$473,973
Cost of sales	258,106	252,792
Gross margin	228,919	221,181
Selling and administrative expenses	254,403	249,035
Asset impairments and other, net	(10,107)	291
Operating loss	(15,377)	(28,145)
Other components of net periodic benefit cost	237	180
Interest expense, net	265	1,339
Loss from continuing operations before income taxes	(15,879)	(29,664)
Income tax benefit	(1,073)	(8,452)
Loss from continuing operations	(14,806)	(21,212)
Loss from discontinued operations, net of tax	(8)	(15)
Net Loss	$(14,814)	$(21,227)

Basic loss per common share:
Continuing operations	$(1.42)	$(2.02)
Discontinued operations	0.00	0.00
Net loss	$(1.42)	$(2.02)

Diluted loss per common share:
Continuing operations	$(1.42)	$(2.02)
Discontinued operations	0.00	0.00
Net loss	$(1.42)	$(2.02)

Weighted average shares outstanding:
Basic	10,428	10,495
Diluted	10,428	10,495

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net loss	$(14,814)	$(21,227)
Other comprehensive income:
Postretirement liability adjustments	175	109
Foreign currency translation adjustments	(677)	6,615
Total other comprehensive income (loss)	(502)	6,724
Comprehensive Loss	$(15,316)	$(14,503)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,814)	$(21,227)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,247	13,393
Deferred income taxes	(51)	172
Impairment of long-lived assets	—	34
Share-based compensation expense	2,814	2,994
Other	1,035	359
Changes in working capital and other assets and liabilities:
Accounts receivable	(7,962)	(3,629)
Inventories	(43,220)	(20,206)
Prepaids and other current assets	(4,778)	(6,682)
Accounts payable	(28,127)	(47,531)
Other accrued liabilities	(20,931)	(15,186)
Other assets and liabilities	15	(3,527)
Net cash used in operating activities	(102,772)	(101,036)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,416)	(18,898)
Net cash used in investing activities	(15,416)	(18,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	52,670	188,805
Payments on revolving credit facility	(10,933)	(68,184)
Shares repurchased related to share repurchase plan	—	(12,566)
Shares repurchased related to taxes for share-based awards	(2,106)	(664)
Change in overdraft balances	525	(62)
Additions to deferred financing costs	(140)	—
Net cash provided by financing activities	40,016	107,329
Effect of foreign exchange rate fluctuations on cash	(111)	346
Net decrease in cash and cash equivalents	(78,283)	(12,259)
Cash and cash equivalents at beginning of period	105,405	34,007
Cash and cash equivalents at end of period	$27,122	$21,748
Supplemental information:
Interest paid	$384	$736
Income taxes paid	221	385

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970
Net loss	—	—	—	(21,227)	—	—	(21,227)
Other comprehensive income	—	—	—	—	6,724	—	6,724
Share-based compensation expense	—	—	2,994	—	—	—	2,994
Restricted stock issuance	—	141	(141)	—	—	—	—
Restricted shares withheld for taxes	—	(36)	36	(664)	—	—	(664)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Other	—	(5)	6	—	—	—	1
Balance May 3, 2025	$835	$11,268	$334,651	$232,035	$(38,700)	$(17,857)	$522,232

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 31, 2026	$835	$11,277	$343,889	$265,790	$(36,890)	$(17,857)	$567,044
Net loss	—	—	—	(14,814)	—	—	(14,814)
Other comprehensive loss	—	—	—	—	(502)	—	(502)
Share-based compensation expense	—	—	2,814	—	—	—	2,814
Restricted stock issuance	—	410	(410)	—	—	—	—
Restricted shares withheld for taxes	—	(73)	73	(2,106)	—	—	(2,106)
Other	—	(22)	23	—	—	—	1
Balance May 2, 2026	$835	$11,592	$346,389	$248,870	$(37,392)	$(17,857)	$552,437

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies

Basis of Presentation

These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes for Fiscal 2026, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 25, 2026. The Condensed Consolidated Financial Statements and Notes contained in this report are unaudited but reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods of the fiscal year ending January 30, 2027 ("Fiscal 2027") and of the fiscal year ended January 31, 2026 ("Fiscal 2026"), both of which are 52-week fiscal years. All subsidiaries are consolidated in the Condensed Consolidated Financial Statements. All significant intercompany transactions and accounts have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. The Condensed Consolidated Financial Statements and the related Notes have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The Condensed Consolidated Balance Sheet as of January 31, 2026 has been derived from the audited financial statements at that date.

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and nashvilleshoewarehouse.com as well as the Johnston & Murphy catalog. We also source, design, market and distribute footwear, apparel and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Wrangler® brand, and other brands that we license for footwear. At May 2, 2026, we operated 1,208 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three months ended May 2, 2026 and May 3, 2025, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Wrangler brands, as well as other brands we license for footwear. During Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. to design, source, market and distribute footwear under the Wrangler® brand ("Wrangler"). We expect to launch the first Wrangler footwear collection in the Fall of calendar year 2026. The Levi's license expired in May 2026 and the exit of that business is almost complete.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $2.0 million and $2.7 million for the first quarters of Fiscal 2027 and Fiscal 2026, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $74.1 million and $73.4 million for the first quarters of Fiscal 2027 and Fiscal 2026, respectively.

Advertising Costs

Advertising costs included in selling and administrative expenses were $25.5 million and $24.2 million for the first quarters of Fiscal 2027 and Fiscal 2026, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $3.3 million and $3.6 million for the first quarters of Fiscal 2027 and Fiscal 2026, respectively. During the first three months of each of Fiscal 2027 and Fiscal 2026, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of May 2, 2026, there were no other new pronouncements or interpretations, other than those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, that had or were expected to have a significant impact on our financial reporting.

Recent Tax Legislation

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act ("OBBBA"), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The OBBBA has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” we recognized effects of the OBBBA during the second quarter of Fiscal 2026 for the provisions enacted at that point in time. For the fiscal year ended January 31, 2026, we had a material decrease in both the current tax liability and the effective income tax rate as a result of the enactment of income tax law changes under the OBBBA and their interaction with our valuation allowance in the United States. Including the impact of the OBBBA tax law changes, we recorded an effective income tax rate of 6.8% in the first three months of Fiscal 2027.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, January 31, 2026	$9,459
Effect of foreign currency exchange rates	16
Balance, May 2, 2026	$9,475

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	May 2, 2026	Jan. 31, 2026	May 2, 2026	Jan. 31, 2026	May 2, 2026	Jan. 31, 2026	May 2, 2026	Jan. 31, 2026
Gross other intangibles	$26,025	$26,214	$6,599	$6,611	$400	$400	$33,024	$33,225
Accumulated amortization	—	—	(5,088)	(4,958)	(400)	(400)	(5,488)	(5,358)
Net Other Intangibles	$26,025	$26,214	$1,511	$1,653	$—	$—	$27,536	$27,867

Note 3

Inventories

(In thousands)	May 2, 2026	January 31, 2026
Wholesale finished goods	$52,750	$68,976
Retail merchandise	424,103	364,902
Total Inventories	$476,853	$433,878

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at May 2, 2026 and January 31, 2026 are:

(In thousands)	May 2, 2026		January 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Revolver Borrowings	$22,946	$22,898	$3,379	$3,362
U.K. Revolver Borrowings	22,400	22,356	—	—
Total Long-Term Debt	$45,346	$45,254	$3,379	$3,362

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of May 2, 2026, we had $7.0 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of May 2, 2026 included (i) $15.0 million U.S. revolver borrowings and (ii) $7.9 million (CAD $10.8 million) revolver borrowings related to GCO Canada ULC. In addition, we had revolver borrowings outstanding by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") of $22.4 million (£16.5 million) as of May 2, 2026. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of May 2, 2026. Excess availability under the Credit Facility was $303.3 million at May 2, 2026.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended
(Shares in thousands)	May 2, 2026	May 3, 2025
Weighted-average number of shares - basic	10,428	10,495
Common stock equivalents	-	-
Weighted-average number of shares - diluted	10,428	10,495

Common stock equivalents of 0.2 million shares are excluded for the three months ended May 2, 2026 and May 3, 2025 due to the loss from continuing operations in those periods.

We did not repurchase any shares of our common stock during the first quarter of Fiscal 2027. We repurchased 604,531 shares of our common stock during the first quarter of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. As of May 2, 2026, we had $29.8 million remaining under our expanded share repurchase authorization announced in June 2023. During the second quarter of Fiscal 2027, through June 10, 2026, we have not repurchased any shares of our common stock.

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.9 million as of May 2, 2026, $1.9 million as of January 31, 2026 and $2.1 million as of May 3, 2025. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the first quarter of Fiscal 2027 or Fiscal 2026. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

Interchange Fee Settlement

In February 2026, we entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. During the first quarter of Fiscal 2027, as a result of these lump-sum settlements, we received $13.4 million (net of legal fees) related to payment card interchange fee litigation. This gain is reflected in asset impairments and other, net on the Consolidated Statement of Operations in our Condensed Consolidated Financial Statements.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequently, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to liquidate all non-final entries without regard to IEEPA duties and to refund amounts previously collected, including applicable interest. Additionally, on April 20, 2026, CBP launched Phase 1 of the new Consolidated Administration and Processing of Entries tool in the Automated Commercial Environment portal, creating a process for submitting IEEPA refund claims. We successfully submitted our refund claim in the first quarter of Fiscal 2027. We expect to receive tariff refunds of approximately $23 to $25 million, not including interest, related to our branded businesses. The timing of cash receipts is dependent upon the execution of the refund process by CBP and the U.S. Treasury Department. We will use the gain contingency method to recognize the gain when funds are received. To date, we have received $1.5 million in the second quarter of Fiscal 2027 related to these tariff refunds.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information

Our reportable segments are based on management’s organization of the segments in order to make operating decisions and assess performance along types of products sold. Journeys Group and Schuh Group sell primarily branded products from other companies while Johnston & Murphy Group and Genesco Brands Group sell primarily our owned and licensed brands. Our chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM assesses performance of and allocates resources to each business segment based on segment results without allocating corporate expenses. These corporate expenses include corporate overhead, bank fees, interest expense, interest income, goodwill impairment, asset impairment charges and other, including severance, insurance gains, major litigation and major lease terminations. Reconciling items between segment operating income (loss) and earnings (loss) from continuing operations consist of unallocated corporate expenses. The CODM uses segment operating income (loss) as a measure of profit or loss.

Three Months Ended May 2, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$285,323	$90,702	$81,310	$29,690	$487,025
Cost of sales	147,051	53,492	37,122	20,441
Selling and administrative expenses	149,827	44,197	42,681	8,087
Segment operating income (loss)	$(11,555)	$(6,987)	$1,507	$1,162	$(15,873)
Unallocated selling and administrative expenses					9,611
Asset impairments and other(2)					(10,107)
Operating loss					(15,377)
Other components of net periodic benefit cost					237
Interest expense, net					265
Loss from continuing operations before income taxes					$(15,879)

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 81% and 19%, respectively, of our net sales in the first quarter of Fiscal 2027.

(2) Asset impairments and other includes a $13.4 million gain related to payment card interchange fee litigation, partially offset by a $3.0 million charge for store restructuring, including $2.9 million in Journeys Group and $0.1 million in Schuh Group, a $0.2 million charge for costs associated with information technology transformation and a $0.1 million charge for severance.

Three Months Ended May 2, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at quarter end(1)	$772,015	$221,597	$203,998	$50,457	$1,248,067	$135,962	$1,384,029
Depreciation and amortization	7,960	2,012	1,990	349	12,311	936	13,247
Capital expenditures	9,871	2,710	2,759	27	15,367	49	15,416

(1) Of our $725.4 million of long-lived assets as of May 2, 2026, $87.8 million and $14.5 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Three Months Ended May 3, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$272,634	$95,915	$76,839	$28,585	$473,973
Cost of sales	139,515	57,738	35,702	19,837
Selling and administrative expenses	148,402	44,308	40,637	8,050
Segment operating income (loss)	$(15,283)	$(6,131)	$500	$698	$(20,216)
Unallocated selling and administrative expenses					7,638
Asset impairments and other(2)					291
Operating loss					(28,145)
Other components of net periodic benefit cost					180
Interest expense, net					1,339
Loss from continuing operations before income taxes					$(29,664)

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales for the first quarter of Fiscal 2026.

(2) Asset impairments and other includes a $0.3 million charge for severance.

Three Months Ended May 3, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at quarter end(1)	$721,610	$224,530	$184,944	$66,269	$1,197,353	$207,238	$1,404,591
Depreciation and amortization	8,249	1,924	1,788	342	12,303	1,090	13,393
Capital expenditures	10,405	3,629	4,641	76	18,751	147	18,898

(1) Of our $709.0 million of long-lived assets as of May 3, 2025, $99.1 million and $14.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of the Company. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, including the Risk Factors section, and information contained elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and Notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Summary of Results of Operations

Our net sales increased 2.8% to $487.0 million in the first quarter of Fiscal 2027 compared to $474.0 million in the first quarter of Fiscal 2026. The net sales increase compared to last year's first quarter reflects a 2% increase in comparable sales, including a 3% increase in same store sales, other non-comparable gains and a favorable foreign exchange impact, partially offset by the impact of net store closings resulting from our ongoing footprint optimization. The Journeys Group business had a strong first quarter of Fiscal 2027 with comparable sales up 5%, driven by strength in the product assortment and other initiatives. Schuh Group comparable sales were down 9% for the first quarter of Fiscal 2027 reflecting a weaker U.K. consumer market and our decision to prioritize full-price selling. Johnston & Murphy Group comparable sales were up 7% in the first quarter of Fiscal 2027 driven by increased store and e-commerce sales driven by strength in product assortment, both apparel and footwear, as a result of increased brand awareness through marketing and social media campaigns. By segment, Journeys Group sales increased 5%, Schuh Group sales decreased 5%, Johnston & Murphy Group sales increased 6% and Genesco Brands Group sales increased 4% in the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026. Schuh Group's sales decreased 9% on a local currency basis for the first quarter of Fiscal 2027.

Gross margin increased 3.5% to $228.9 million in the first quarter of Fiscal 2027 from $221.2 million in the first quarter of Fiscal 2026 and increased 30 basis points as a percentage of net sales from 46.7% in the first quarter of Fiscal 2026 to 47.0% in the first quarter of Fiscal 2027. The overall increase in gross margin as a percentage of net sales is due primarily to efficiencies in shipping and warehouse costs and less promotional activity across our businesses, partially offset by changes in brand mix at Journeys Group and Schuh Group.

Selling and administrative expenses in the first quarter of Fiscal 2027 increased 2.2% to $254.4 million from $249.0 million compared to the first quarter of Fiscal 2026, but decreased 30 basis points as a percentage of net sales in the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 from 52.5% to 52.2%. The decrease as a percentage of net sales reflects decreased selling salaries, occupancy, freight and warehouse expenses as well as ongoing cost savings initiatives, partially offset by increased performance-based incentive compensation expenses.

Operating margin was (3.2)% in the first quarter of Fiscal 2027 compared to (5.9)% in the first quarter of Fiscal 2026. The overall improvement in operating margin for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 primarily reflects increased sales, increased gross margin as a percentage of net sales, decreased expenses as a percentage of net sales and a net gain in asset impairment and other charges.

The loss from continuing operations before income taxes (“pretax loss”) for the first quarter of Fiscal 2027 was $15.9 million compared to $29.7 million for the first quarter of Fiscal 2026. The pretax loss for the first quarter of Fiscal 2027 included an asset impairment and other gain of $10.1 million which included a gain of $13.4 million related to payment card interchange fee litigation, partially offset by a $3.0 million charge for store restructuring, a $0.2 million charge for costs associated with information technology transformation and a $0.1 million charge for severance. Pretax loss for the first quarter of Fiscal 2026 included asset impairment and other charges of $0.3 million for severance.

We had an effective income tax rate of 6.8% and 28.5% in the first quarter of Fiscal 2027 and Fiscal 2026, respectively. The lower effective tax rate in the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 primarily reflects a lower expected tax rate for Fiscal 2027 versus our expectation for Fiscal 2026 as of the prior year first quarter due to the impact of the valuation allowance in certain jurisdictions combined with the income tax law changes from the OBBBA.

The net loss in the first quarter of Fiscal 2027 was $14.8 million, or $1.42 diluted loss per share, compared to a net loss of $21.2 million, or $2.02 diluted loss per share, in the first quarter of Fiscal 2026.

Critical Accounting Estimates

We discuss our critical accounting estimates in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We describe our significant accounting policies in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no significant changes in our definition of significant accounting policies or critical accounting estimates since the end of Fiscal 2026.

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

Results of Operations – First Quarter of Fiscal 2027 Compared to First Quarter of Fiscal 2026

Journeys Group

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change
	(dollars in thousands)
Net sales	$285,323	$272,634	4.7%
Cost of sales	147,051	139,515
Gross margin	138,272	133,119	3.9%
% of sales	48.5%	48.8%
Selling and administrative expenses	149,827	148,402	1.0%
% of sales	52.5%	54.4%
Operating loss	$(11,555)	$(15,283)	24.4%
Operating margin	(4.0)%	(5.6)%

Net sales from Journeys Group increased 4.7% to $285.3 million in the first quarter of Fiscal 2027, compared to $272.6 million in the first quarter of Fiscal 2026. The net sales increase compared to the first quarter of Fiscal 2026 reflects a 5% increase in comparable sales, with increases in both stores and e-commerce channels, and other non-comparable gains, partially offset by a 4% decrease in the average number of stores in the first quarter of Fiscal 2027. The increased comparable sales in the first quarter of Fiscal 2027 was driven by the continued strength in Journeys Group's product assortment with brands across athletic and casual achieving healthy growth. Journeys Group's strong store performance was driven by gains in conversion and higher average transaction size in the first quarter of Fiscal 2027.

We closed 25 Journeys Group stores in the first quarter of Fiscal 2027. Journeys Group operated 940 stores at the end of the first quarter of Fiscal 2027, including 189 Journeys Kidz stores in the United States, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 989 stores at the end of the first quarter of Fiscal 2026, including 203 Journeys Kidz stores in the United States, 34 Journeys stores in Canada and 29 Little Burgundy stores in Canada.

The 160 basis point improvement in operating margin for Journeys Group for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 was primarily due to a 190 basis point decrease in selling and administrative expenses as a percentage of net sales. This improvement reflects leverage of expenses as a result of increased revenue in the first quarter of Fiscal 2027, especially selling salaries and occupancy expense, partially offset by increased marketing expense. The increase in operating margin was partially offset by a 30 basis point decrease in gross margin as a percentage of net sales, reflecting lower initial margins as a result of changes in brand mix, partially offset by lower markdowns. The decrease in selling and administrative expenses as a percentage of net sales demonstrates the impact of our cost savings initiatives and closing underperforming stores.

Schuh Group

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change
	(dollars in thousands)
Net sales	$90,702	$95,915	(5.4)%
Cost of sales	53,492	57,738
Gross margin	37,210	38,177	(2.5)%
% of sales	41.0%	39.8%
Selling and administrative expenses	44,197	44,308	(0.3)%
% of sales	48.7%	46.2%
Operating loss	$(6,987)	$(6,131)	(14.0)%
Operating margin	(7.7)%	(6.4)%

Net sales from Schuh Group decreased 5.4% to $90.7 million in the first quarter of Fiscal 2027 compared to $95.9 million in the first quarter of Fiscal 2026. The net sales decrease for the first quarter of Fiscal 2027 includes a 9% decrease in comparable sales, reflecting decreased e-commerce comparable sales and same store sales, and a 7% decrease in the average number of stores in the first quarter of Fiscal 2027, partially offset by a favorable impact of $3.7 million due to changes in foreign exchange rates. We prioritized more full-priced selling and controlled markdowns in Schuh Group during the first quarter of Fiscal 2027 but this pressured store traffic in an already weaker U.K. consumer market and especially affected the e-commerce channel which in particular attracts bargain seekers. Schuh Group's sales decreased 9% on a local currency basis for the first quarter of Fiscal 2027. Schuh Group operated 114 stores at the end of the first quarter of Fiscal 2027, compared to 121 stores at the end of the first quarter of Fiscal 2026.

The 130 basis point decrease in operating margin for Schuh Group for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 was due to a 250 basis point increase in selling and administrative expenses as a percentage of net sales, reflecting deleverage of expenses in the first quarter of Fiscal 2027, especially selling salaries, compensation, professional fees and occupancy expense, partially offset by decreased marketing expense. The decrease in operating margin was partially offset by a 120 basis point increase in gross margin as a percentage of net sales, reflecting lower shipping and warehouse costs and decreased promotional activity, partially offset by changes in brand mix. In addition, the operating loss included an unfavorable impact of $0.4 million due to changes in foreign exchange rates compared to last year.

Johnston & Murphy Group

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change
	(dollars in thousands)
Net sales	$81,310	$76,839	5.8%
Cost of sales	37,122	35,702
Gross margin	44,188	41,137	7.4%
% of sales	54.3%	53.5%
Selling and administrative expenses	42,681	40,637	5.0%
% of sales	52.5%	52.9%
Operating income	$1,507	$500	201.4%
Operating margin	1.9%	0.7%

Johnston & Murphy Group net sales increased 5.8% to $81.3 million for the first quarter of Fiscal 2027 from $76.8 million for the first quarter of Fiscal 2026. The net sales increase for the first quarter of Fiscal 2027 includes a 7% increase in comparable sales, reflecting increased store sales, and a 4% increase in the average number of stores in the first quarter of Fiscal 2027, partially offset by decreased wholesale sales. The performance of Johnston & Murphy's product assortment, both apparel and footwear, as a result of an updated product offering and increased brand awareness through marketing and social media campaigns contributed to increased store and e-commerce sales in the first quarter of Fiscal 2027. Retail operations accounted for 75.6% of Johnston & Murphy Group's sales in the first quarter of Fiscal 2027, up from 72.8% in the first quarter of Fiscal 2026. The store count for Johnston & Murphy Group's retail operations at the end of the first quarter of Fiscal 2027 was 154 Johnston & Murphy full-price retail and factory stores, compared to 146 Johnston & Murphy full-price retail and factory stores at the end of the first quarter of Fiscal 2026.

The 120 basis point improvement in operating margin for Johnston & Murphy Group for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 was primarily due to an 80 basis point increase in gross margin as a percentage of net sales due to lower markdowns, a favorable mix change due to lower wholesale sales and decreased shipping and warehouse expense, partially offset by tariff pressure. In addition, selling and administrative expenses as a percentage of net sales decreased 40 basis points for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 reflecting leverage of expenses, especially marketing and freight expense, partially offset by increased performance-based incentive compensation expenses.

Genesco Brands Group

	Three Months Ended
	May 2, 2026	May 3, 2025	% Change
	(dollars in thousands)
Net sales	$29,690	$28,585	3.9%
Cost of sales	20,441	19,837
Gross margin	9,249	8,748	5.7%
% of sales	31.2%	30.6%
Selling and administrative expenses	8,087	8,050	0.5%
% of sales	27.2%	28.2%
Operating income	$1,162	$698	66.5%
Operating margin	3.9%	2.4%

Genesco Brands Group's net sales increased 3.9% to $29.7 million for the first quarter of Fiscal 2027 from $28.6 million for the first quarter of Fiscal 2026 primarily due to increased footwear sales of Dockers and private label products, partially offset by decreased sales of Levi's as we exited that business. The license for the Levi's brand expired in May 2026.

The 150 basis point improvement in operating margin for Genesco Brands Group for the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 was primarily due to decreased selling and administrative expenses as a percentage of net sales. The decrease reflects leverage of expenses as a result of increased revenue in the first quarter of Fiscal 2027, especially decreased shipping and warehouse and freight expenses, partially offset by increased royalty expenses. Also contributing to the improvement in operating margin is an increase in gross margin as a percentage of net sales due to a favorable change in sales mix and the reversal of an inventory write-down related to the exit of licenses, partially offset by tariff pressure.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first quarter of Fiscal 2027 was a gain of $0.5 million compared to an expense of $7.9 million for the first quarter of Fiscal 2026. The gain in corporate in the first quarter of Fiscal 2027 included an asset impairment and other gain of $10.1 million which included a gain from payment card interchange fee litigation, partially offset by store restructuring charges, costs associated with information technology transformation and severance. Corporate expense in the first quarter of Fiscal 2026 included asset impairment and other charges of $0.3 million for severance. The corporate expense increase, excluding asset impairment and other charges, reflects additional information technology transformation expenses and increased performance-based incentive compensation expense in the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026.

Net interest expense decreased $1.0 million to $0.3 million in the first quarter of Fiscal 2027 compared to $1.3 million in the first quarter of Fiscal 2026 primarily reflecting decreased revolver borrowings in North America in the first quarter of Fiscal 2027 compared to the first quarter of Fiscal 2026 and increased interest income in the first quarter of Fiscal 2027 as a result of increased investments during the first quarter this year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Three Months Ended
Cash flow changes:	May 2, 2026	May 3, 2025	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(102,772)	$(101,036)	$(1,736)
Net cash used in investing activities	(15,416)	(18,898)	3,482
Net cash provided by financing activities	40,016	107,329	(67,313)
Effect of foreign exchange rate fluctuations on cash	(111)	346	(457)
Net decrease in cash and cash equivalents	$(78,283)	$(12,259)	$(66,024)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $1.7 million higher in the first three months of Fiscal 2027 compared to the first three months of Fiscal 2026, reflecting primarily the following factors:

•
a $23.0 million decrease in cash flow from changes in inventory, primarily reflecting a $43.2 million increase in inventory in the first three months of Fiscal 2027 compared to a $20.2 million increase in inventory in the first three months of Fiscal 2026; partially offset by

•
a $19.4 million increase in cash flow from changes in accounts payable, primarily reflecting changes in buying and receipt patterns in the first three months of Fiscal 2027 compared to the first three months of Fiscal 2026.

Cash used in investing activities was $3.5 million lower for the first three months of Fiscal 2027 as compared to the first three months of Fiscal 2026 reflecting decreased capital expenditures primarily related to omni-channel capabilities and investments in retail stores.

Cash provided by financing activities was $67.3 million lower in the first three months of Fiscal 2027 as compared to the first three months of Fiscal 2026 primarily reflecting decreased net borrowings, partially offset by decreased share repurchases.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2026.

As of May 2, 2026, we have borrowed $15.0 million U.S. revolver borrowings, $7.9 million (CAD $10.8 million) revolver borrowings related to GCO Canada ULC and $22.4 million (£16.5 million) related to Schuh revolver borrowings. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of May 2, 2026.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2027 and the foreseeable future.

In addition, as discussed in Item I, Note 7, “Legal Proceedings,” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we expect to receive refunds of approximately $23 to $25 million, not including interest, related to tariffs previously collected under IEEPA. The timing of cash receipts is dependent upon the execution of the refund process by CBP and the U.S. Treasury Department.

Contractual Obligations

Our contractual obligations at May 2, 2026 increased 9% compared to January 31, 2026, primarily due to increased long-term debt and lease obligations.

Capital Expenditures

Total capital expenditures in Fiscal 2027 are expected to be approximately $65 to $70 million of which approximately 90% is for new stores and renovations and 10% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares of our common stock during the first quarter of Fiscal 2027. We repurchased 604,531 shares of our common stock during the first three months of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. We have $29.8 million remaining as of May 2, 2026 under our expanded share repurchase authorization announced in June 2023. During the second quarter of Fiscal 2027, through June 10, 2026, we have not repurchased any shares of our common stock. We continue to view share repurchases as an important component of our balanced capital allocation strategy and are committed to deploying excess capital.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the first quarter of Fiscal 2027 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incorporate by reference the information regarding market risk appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no material changes to our exposure to market risks from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Based on their evaluation as of May 2, 2026, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter of Fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We incorporate by reference the information regarding legal proceedings in Item 1, Note 7, “Legal Proceedings”, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Reference is made to the factors set forth under the caption “Cautionary Notice Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 2026
2-1-26 to 2-28-26 (1)	—	$—	—	$29,755
2-1-26 to 2-28-26 (2)	19,420	$28.91

March 2026
3-1-26 to 3-28-26 (1)	—	$—	—	$29,755

April 2026
3-29-26 to 5-2-26 (1)	—	$—	—	$29,755
3-29-26 to 5-2-26 (2)	53,855	$28.67	—
Total	73,275	$28.73	—	$29,755

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

Item 5. Other Information

Insider Trading Arrangements

During the first quarter of Fiscal 2027, no director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 2, 2026, January 31, 2026 and May 3, 2025, (ii) Condensed Consolidated Statements of Operations for each of the three months ended May 2, 2026 and May 3, 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss for each of the three months ended May 2, 2026 and May 3, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2026 and May 3, 2025, (v) Condensed Consolidated Statements of Equity for each of the three months ended May 2, 2026 and May 3, 2025, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: June 11, 2026