Form 10-Q
period 2026-08-01
GENESCO INC
filed 2026-09-10
CIK 18498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended August 1, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3083

Genesco Inc.

(Exact name of registrant as specified in its charter)

Tennessee		62-0211340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	535 Marriott Drive	37214
Nashville,	Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 367-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	GCO	New York Stock Exchange

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

As of August 28, 2026, there were 10,820,152 shares of the registrant's common stock outstanding.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q include certain forward-looking statements, which include statements regarding our intent, belief or expectations and all statements other than those made solely with respect to historical fact. Actual results could differ materially from those reflected by the forward-looking statements in this Quarterly Report on Form 10-Q and a number of factors may adversely affect the forward-looking statements and our future results, liquidity, capital resources or prospects. These include, but are not limited to, adjustments to projections reflected in forward-looking statements, including those resulting from weakness in store, e-commerce and shopping mall traffic, restrictions on operations imposed by government entities and/or landlords, and limitations on our ability to adequately staff and operate stores. Differences from expectations could also result from store closures and effects on the business as a result of the level of consumer spending on our merchandise and interest in our brands and in general; the level and timing of promotional activity necessary to maintain inventories at appropriate levels; our ability to pass on price increases to our customers; the imposition of tariffs (including the timing and amount thereof) on products imported by us or our vendors as well as the ability and costs to move production of products in response to tariffs; our ability to obtain from suppliers products that are in-demand on a timely basis and effectively manage disruptions in product supply or distribution, including disruptions as a result of pandemics or geopolitical events, including disruptions near crucial trade routes; unfavorable trends in fuel costs, foreign exchange rates, foreign labor and material costs, and other factors affecting the cost of products; a disruption in shipping or increase in cost of our imported products, and other factors affecting the cost of products; our dependence on third-party vendors and licensors for the products we sell; store closures and effects on the business as a result of civil disturbances; our ability to renew our license agreements; impacts of the ongoing geopolitical conflicts around the world including without limitation, the conflict with Iran; other sources of market weakness in the locations in which we operate; the effectiveness of our omni-channel initiatives; costs associated with proxy contest; costs associated with changes in minimum wage and overtime requirements; wage pressures; labor shortages; the effects of inflation; the evolving regulatory landscape related to our use of social media; weakness in the consumer economy and retail industry; competition and fashion trends in our markets, including trends with respect to the popularity of casual and dress footwear; any failure to increase sales at our existing stores, given our high fixed expense cost structure, and in our e-commerce businesses; risks related to the potential for terrorist events; changes in buying patterns by significant wholesale customers; changes in consumer preferences; our ability to continue to complete and integrate acquisitions; our ability to expand our business and diversify our product base; impairment of goodwill in connection with acquisitions; payment related risks that could increase our operating cost, expose us to fraud or theft, subject us to potential liability and disrupt our business; and changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons. Additional factors that could cause differences from expectations include the ability to secure allocations to refine product assortments to address consumer demand; the ability to renew leases in existing stores and control or lower occupancy costs, to open or close stores in the number and on the planned schedule, and to conduct required remodeling or refurbishment on schedule and at expected expense levels; our ability to realize anticipated cost savings, including rent savings; our ability to realize anticipated cost savings in connection with the restructuring of our information technology functions; amount and timing of share repurchases; our ability to make our occupancy costs more variable; our ability to achieve expected digital gains and gain market share; deterioration in the performance of individual businesses or of our market value relative to our book value, resulting in impairments of fixed assets, operating lease right of use assets or intangible assets or other adverse financial consequences and the timing and amount of such impairments or other consequences; unexpected changes to the market for our shares or for the retail sector in general; costs and reputational harm as a result of disruptions in our business or information technology systems either by security breaches and incidents or by potential problems associated with the implementation of new or upgraded systems or as the result of the restructuring of our information technology functions; risks that our efforts to integrate AI into our business operations may not be successful and could result in reputational harm and /or liability; changes in tax laws and tax rates and our ability to realize any anticipated tax benefits in both the amount and timeframe anticipated; and the cost and outcome of litigation, investigations, environmental matters and other disputes that involve us. For a full discussion of risk factors, see Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genesco Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

Assets	August 1, 2026	January 31, 2026	August 2, 2025
Current Assets:
Cash and cash equivalents	$57,133	$105,405	$40,989
Accounts receivable, net of allowances of $1,867 at August 1, 2026,
$2,377 at January 31, 2026 and $2,745 at August 2, 2025	39,716	39,825	54,322
Inventories	539,670	433,878	501,008
Prepaids and other current assets	39,773	39,408	49,572
Total current assets	676,292	618,516	645,891
Property and equipment, net	242,315	237,656	238,626
Operating lease right of use assets	523,777	472,815	475,221
Goodwill	9,186	9,459	9,336
Other intangibles	27,136	27,867	27,408
Deferred income taxes	249	249	389
Other noncurrent assets	25,278	26,416	25,054
Total Assets	1,504,233	1,392,978	1,421,925
Liabilities and Equity
Current Liabilities:
Accounts payable	216,726	156,735	193,016
Current portion - long-term debt	—	—	13,275
Current portion - operating lease liabilities	108,694	119,216	123,106
Other accrued liabilities	101,335	100,391	84,958
Total current liabilities	426,755	376,342	414,355
Long-term debt	15,798	3,379	57,677
Long-term operating lease liabilities	459,420	398,788	395,186
Other long-term liabilities	45,285	47,425	48,335
Total liabilities	947,258	825,934	915,553
Commitments and contingent liabilities	—	—	—
Equity
Non-redeemable preferred stock	835	835	835
Common equity:
Common stock, $1 par value:
Authorized: 80,000,000 shares
Issued common stock	11,606	11,277	11,285
Additional paid-in capital	349,135	343,889	337,552
Retained earnings	251,894	265,790	212,977
Accumulated other comprehensive loss	(38,638)	(36,890)	(38,420)
Treasury shares, at cost (488,464 shares)	(17,857)	(17,857)	(17,857)
Total equity	556,975	567,044	506,372
Total Liabilities and Equity	$1,504,233	$1,392,978	$1,421,925

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$529,858	$545,965	$1,016,883	$1,019,938
Cost of sales	257,741	296,016	515,847	548,808
Gross margin	272,117	249,949	501,036	471,130
Selling and administrative expenses	259,557	264,265	513,960	513,300
Asset impairments and other, net	8,943	124	(1,164)	415
Operating income (loss)	3,617	(14,440)	(11,760)	(42,585)
Other components of net periodic benefit cost	247	148	484	328
Interest, net	(28)	1,459	237	2,798
Earnings (loss) from continuing operations before income taxes	3,398	(16,047)	(12,481)	(45,711)
Income tax expense (benefit)	(84)	2,409	(1,157)	(6,043)
Earnings (loss) from continuing operations	3,482	(18,456)	(11,324)	(39,668)
Loss from discontinued operations, net of tax	(3)	(15)	(11)	(30)
Net Earnings (Loss)	$3,479	$(18,471)	$(11,335)	$(39,698)

Basic earnings (loss) per common share:
Continuing operations	$0.33	$(1.79)	$(1.08)	$(3.82)
Discontinued operations	0.00	0.00	0.00	0.00
Net earnings (loss)	$0.33	$(1.79)	$(1.08)	$(3.82)

Diluted earnings (loss) per common share:
Continuing operations	$0.32	$(1.79)	$(1.08)	$(3.82)
Discontinued operations	0.00	0.00	0.00	0.00
Net earnings (loss)	$0.32	$(1.79)	$(1.08)	$(3.82)

Weighted average shares outstanding:
Basic	10,537	10,294	10,483	10,394
Diluted	10,917	10,294	10,483	10,394

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net earnings (loss)	$3,479	$(18,471)	$(11,335)	$(39,698)
Other comprehensive income:
Postretirement liability adjustments	172	84	347	193
Foreign currency translation adjustments	(1,418)	196	(2,095)	6,811
Total other comprehensive income (loss)	(1,246)	280	(1,748)	7,004
Comprehensive Income (Loss)	$2,233	$(18,191)	$(13,083)	$(32,694)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	August 1, 2026	August 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,335)	$(39,698)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	26,430	26,867
Deferred income taxes	22	477
Impairment of long-lived assets	25	34
Share-based compensation expense	5,575	5,912
Other	1,498	700
Changes in working capital and other assets and liabilities:
Accounts receivable	33	(5,076)
Inventories	(107,384)	(70,146)
Prepaids and other current assets	(605)	51,719
Accounts payable	60,335	25,165
Other accrued liabilities	432	(5,461)
Other assets and liabilities	(1,423)	(5,186)
Net cash used in operating activities	(26,397)	(14,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,743)	(33,580)
Net cash used in investing activities	(31,743)	(33,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	135,546	251,276
Payments on revolving credit facility	(122,941)	(180,710)
Shares repurchased related to share repurchase plan	—	(12,566)
Shares repurchased related to taxes for share-based awards	(2,561)	(1,159)
Change in overdraft balances	121	(1,955)
Additions to deferred financing costs	(116)	—
Net cash provided by financing activities	10,049	54,886
Effect of foreign exchange rate fluctuations on cash	(181)	369
Net increase (decrease) in cash and cash equivalents	(48,272)	6,982
Cash and cash equivalents at beginning of period	105,405	34,007
Cash and cash equivalents at end of period	$57,133	$40,989
Supplemental information:
Interest paid	$1,096	$2,517
Income taxes paid (received)	(2,080)	(56,162)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Genesco Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance February 1, 2025	$835	$11,773	$331,756	$265,887	$(45,424)	$(17,857)	$546,970
Net loss	—	—	—	(21,227)	—	—	(21,227)
Other comprehensive income	—	—	—	—	6,724	—	6,724
Share-based compensation expense	—	—	2,994	—	—	—	2,994
Restricted stock issuance	—	141	(141)	—	—	—	—
Restricted shares withheld for taxes	—	(36)	36	(664)	—	—	(664)
Shares repurchased	—	(605)	—	(11,961)	—	—	(12,566)
Other	—	(5)	6	—	—	—	1
Balance May 3, 2025	835	11,268	334,651	232,035	(38,700)	(17,857)	522,232
Net loss	—	—	—	(18,471)	—	—	(18,471)
Other comprehensive income	—	—	—	—	280	—	280
Share-based compensation expense	—	—	2,918	—	—	—	2,918
Restricted stock issuance	—	45	(45)	—	—	—	—
Excise taxes related to repurchases of common stock	—	—	—	(92)	—	—	(92)
Restricted shares withheld for taxes	—	(24)	24	(495)	—	—	(495)
Other	—	(4)	4	—	—	—	—
Balance August 2, 2025	$835	$11,285	$337,552	$212,977	$(38,420)	$(17,857)	$506,372

	Non- Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Equity
Balance January 31, 2026	$835	$11,277	$343,889	$265,790	$(36,890)	$(17,857)	$567,044
Net loss	—	—	—	(14,814)	—	—	(14,814)
Other comprehensive loss	—	—	—	—	(502)	—	(502)
Share-based compensation expense	—	—	2,814	—	—	—	2,814
Restricted stock issuance	—	410	(410)	—	—	—	—
Restricted shares withheld for taxes	—	(73)	73	(2,106)	—	—	(2,106)
Other	—	(22)	23	—	—	—	1
Balance May 2, 2026	835	11,592	346,389	248,870	(37,392)	(17,857)	552,437
Net earnings	—	—	—	3,479	—	—	3,479
Other comprehensive loss	—	—	—	—	(1,246)	—	(1,246)
Share-based compensation expense	—	—	2,761	—	—	—	2,761
Restricted stock issuance	—	35	(35)	—	—	—	—
Restricted shares withheld for taxes	—	(13)	13	(455)	—	—	(455)
Other	—	(8)	7	—	—	—	(1)
Balance August 1, 2026	$835	$11,606	$349,135	$251,894	$(38,638)	$(17,857)	$556,975

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

Nature of Operations

Genesco Inc. and its subsidiaries (collectively the "Company", "Genesco," "we", "our", or "us") business includes the sourcing and design, marketing and distribution of footwear, apparel and accessories through retail stores in the U.S., Puerto Rico and Canada primarily under the Journeys®, Journeys Kidz®, Little Burgundy® and Johnston & Murphy® banners and under the Schuh® banner in the United Kingdom (“U.K.”) and the Republic of Ireland (“ROI”); through e-commerce websites including the following: journeys.com, journeyskidz.com, journeys.ca, littleburgundyshoes.com, schuh.co.uk, schuh.ie, schuh.eu, johnstonmurphy.com and nashvilleshoewarehouse.com as well as the Johnston & Murphy catalog. We also source, design, market and distribute footwear, apparel and accessories at wholesale, primarily under our Johnston & Murphy brand, the licensed Dockers® brand, the licensed Wrangler® brand, and other brands that we license for footwear. At August 1, 2026, we operated 1,186 retail stores in the U.S., Puerto Rico, Canada, the U.K. and the ROI.

During the three and six months ended August 1, 2026 and August 2, 2025, we operated four reportable business segments (not including corporate): (i) Journeys Group, comprised of the Journeys, Journeys Kidz and Little Burgundy retail footwear chains and e-commerce operations; (ii) Schuh Group, comprised of the Schuh retail footwear chain and e-commerce operations; (iii) Johnston & Murphy Group, comprised of Johnston & Murphy retail operations, e-commerce operations and wholesale distribution of products under the Johnston & Murphy brand; and (iv) Genesco Brands Group, comprised of the licensed Dockers and Wrangler brands, as well as other brands we license for footwear. During Fiscal 2026, we signed a multi-year licensing agreement with Kontoor Brands, Inc. to design, source, market and distribute footwear under the Wrangler® brand ("Wrangler"). We expect to launch the first Wrangler footwear collection in the Fall of calendar year 2026.

Selling and Administrative Expenses

Wholesale costs of distribution are included in selling and administrative expenses on the Condensed Consolidated Statements of Operations in the amount of $1.9 million and $2.6 million for the second quarters of Fiscal 2027 and Fiscal 2026, respectively, and $3.9 million and $5.3 million for the first six months of Fiscal 2027 and Fiscal 2026, respectively.

Retail occupancy costs recorded in selling and administrative expenses were $73.9 million and $73.0 million for the second quarters of Fiscal 2027 and Fiscal 2026, respectively, and $148.0 million and $146.4 million for the first six months of Fiscal 2027 and Fiscal 2026, respectively.

Advertising Costs

Advertising costs included in selling and administrative expenses were $28.7 million and $30.8 million for the second quarters of Fiscal 2027 and Fiscal 2026, respectively, and $54.2 million and $55.0 million for the first six months of Fiscal 2027 and Fiscal 2026, respectively.

Vendor Allowances

Vendor reimbursements of cooperative advertising costs recognized as a reduction of selling and administrative expenses were $2.9 million and $3.6 million for the second quarters of Fiscal 2027 and Fiscal 2026, respectively, and $6.2 million and $7.2 million for the first six months of Fiscal 2027 and Fiscal 2026, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1

Summary of Significant Accounting Policies, Continued

During the first six months of each of Fiscal 2027 and Fiscal 2026, our cooperative advertising reimbursements received were not in excess of the costs incurred.

Income Taxes

We continue to maintain a valuation allowance against our U.S. net deferred tax assets. Given our recent earnings and anticipated future profitability, management believes it is reasonably possible that sufficient positive evidence may become available within the next twelve months to support the release of a significant portion of the valuation allowance. Any such release would result in a non-cash income tax benefit in the period of release. The exact timing and amount of any release will depend on our actual operating results and management's assessment of all available positive and negative evidence.

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

New Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of August 1, 2026, there were no new pronouncements or interpretations, other than those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, that had or were expected to have a significant impact on our financial reporting.

Note 2

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the Journeys Group segment were as follows:

(In thousands)	Total Goodwill
Balance, January 31, 2026	$9,459
Effect of foreign currency exchange rates	(273)
Balance, August 1, 2026	$9,186

Other intangibles by major classes were as follows:

	Trademarks		Customer Lists		Other		Total
(In thousands)	August 1, 2026	Jan. 31, 2026	August 1, 2026	Jan. 31, 2026	August 1, 2026	Jan. 31, 2026	August 1, 2026	Jan. 31, 2026
Gross other intangibles	$25,766	$26,214	$6,587	$6,611	$400	$400	$32,753	$33,225
Accumulated amortization	—	—	(5,217)	(4,958)	(400)	(400)	(5,617)	(5,358)
Net Other Intangibles	$25,766	$26,214	$1,370	$1,653	$—	$—	$27,136	$27,867

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3

Inventories

(In thousands)	August 1, 2026	January 31, 2026
Wholesale finished goods	$67,189	$68,976
Retail merchandise	472,481	364,902
Total Inventories	$539,670	$433,878

Note 4

Fair Value

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at August 1, 2026 and January 31, 2026 are:

(In thousands)	August 1, 2026		January 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
North American Revolver Borrowings	$9,059	$8,957	$3,379	$3,362
U.K. Revolver Borrowings	6,739	6,727	—	—
Total Long-Term Debt	$15,798	$15,684	$3,379	$3,362

Debt fair values were determined using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2 within the fair value hierarchy.

As of August 1, 2026, we had $7.1 million of investments held and used which were measured using Level 1 inputs within the fair value hierarchy.

Note 5

Long-Term Debt

The revolver borrowings outstanding under the Fourth Amended and Restated Credit Agreement dated as of January 31, 2018, as amended January 16, 2026, between us, certain of our subsidiaries, the lenders party thereto and Bank of America, N.A. as agent (the "Credit Facility") as of August 1, 2026 included (i) no U.S. revolver borrowings and (ii) $9.1 million (CAD $12.7 million) revolver borrowings related to GCO Canada ULC. In addition, we had revolver borrowings outstanding by and between Schuh and Lloyds Bank PLC (the "Facility Agreement") of $6.7 million (£5.0 million) as of August 1, 2026. We were in compliance with all the relevant terms and conditions of the Credit Facility and Facility Agreement as of August 1, 2026. Excess availability under the Credit Facility was $316.9 million at August 1, 2026.

Note 6

Earnings Per Share

Weighted-average number of shares used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted-average number of shares - basic	10,537	10,294	10,483	10,394
Common stock equivalents	380	-	-	-
Weighted-average number of shares - diluted	10,917	10,294	10,483	10,394

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6

Earnings Per Share, Continued

Common stock equivalents of 0.1 million shares are excluded for the three months ended August 2, 2025, and 0.3 million shares and 0.2 million shares are excluded for the first six months ended August 1, 2026 and August 2, 2025, respectively, due to the loss from continuing operations in those periods.

We did not repurchase any shares of our common stock during the second quarter and first six months of Fiscal 2027. We repurchased 604,531 shares of our common stock during the first six months of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. As of August 1, 2026, we had $29.8 million remaining under our expanded share repurchase authorization announced in June 2023. During the third quarter of Fiscal 2027, through September 9, 2026, we have repurchased 317,503 shares of our common stock at a cost of $11.0 million, or an average cost of $34.65 per share. As of September 9, 2026, we have $18.8 million remaining under our expanded share repurchase authorization.

Note 7

Legal Proceedings and Other Matters

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

Accrual for Environmental Contingencies

Related to all outstanding environmental contingencies, we had accrued $1.9 million as of August 1, 2026, $1.9 million as of January 31, 2026 and $2.0 million as of August 2, 2025. All such provisions reflect our estimates of the most likely cost (undiscounted, including both current and noncurrent portions) of resolving the contingencies, based on facts and circumstances as of the time they were made. There is no assurance that relevant facts and circumstances will not change, necessitating future changes to the provisions. Such contingent liabilities for discontinued operations are included in other accrued liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets because they relate to former facilities operated by us. We have made pretax accruals for certain of these contingencies which were not material for the second quarter of Fiscal 2027 or Fiscal 2026. These charges are included in loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and represent changes in estimates.

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

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequently, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to liquidate all non-final entries without regard to IEEPA duties and to refund amounts previously collected, including applicable interest. Additionally, on April 20, 2026, CBP launched Phase 1 of the new Consolidated Administration and Processing of Entries

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7

Legal Proceedings and Other Matters, Continued

tool in the Automated Commercial Environment portal, creating a process for submitting IEEPA refund claims. We successfully submitted our refund claim in the first quarter of Fiscal 2027. During the second quarter of Fiscal 2027, we received tariff refunds related to our branded businesses, excluding interest, of $21.8 million. The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. As such, we recognized a reduction in cost of sales in our Condensed Consolidated Statement of Operations in our Condensed Consolidated Financial Statements. In addition, we received $0.7 million of interest income related to the tariff refunds in the second quarter of Fiscal 2027. The interest income was recognized within interest, net in our Condensed Consolidated Statement of Operations in our Condensed Consolidated Financial Statements.

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

Three Months Ended August 1, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$317,836	$113,820	$72,541	$25,661	$529,858
Cost of sales(2)	164,083	66,082	19,202	8,374
Selling and administrative expenses	154,467	48,108	40,393	8,676
Segment operating income (loss)	$(714)	$(370)	$12,946	$8,611	$20,473
Unallocated selling and administrative expenses					7,913
Asset impairments and other(3)					8,943
Operating income					3,617
Other components of net periodic benefit cost					247
Interest, net(4)					(28)
Earnings from continuing operations before income taxes					$3,398

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 79% and 21%, respectively, of our net sales in the second quarter of Fiscal 2027.

(2) Includes a $13.3 million gain for the refund of tariffs in Johnston & Murphy Group and an $8.5 million gain for the refund of tariffs in the Genesco Brands Group in the second quarter of Fiscal 2027.

(3) Asset impairments and other includes a $6.9 million charge for costs related to proxy contest, a $1.0 million charge for other legal matters, a $0.4 million charge for costs associated with information technology transformation, a $0.5 million charge for severance and other restructuring and $0.1 million for store restructuring in Journeys Group.

(4) Includes $0.7 million of interest income related to tariff refunds in the second quarter of Fiscal 2027.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Three Months Ended August 1, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at quarter end(1)	$855,148	$219,213	$211,390	$52,127	$1,337,878	$166,355	$1,504,233
Depreciation and amortization	7,836	2,059	2,010	345	12,250	933	13,183
Capital expenditures	10,799	2,636	2,819	17	16,271	56	16,327

(1) Of our $766.1 million of long-lived assets as of August 1, 2026, $91.5 million and $19.0 million relate to long-lived assets in the U.K. and Canada, respectively.

Three Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$318,189	$126,595	$68,789	$32,392	$545,965
Cost of sales	162,761	77,412	31,631	24,212
Selling and administrative expenses	160,427	49,194	38,940	7,527
Segment operating income (loss)	$(4,999)	$(11)	$(1,782)	$653	$(6,139)
Unallocated selling and administrative expenses					8,177
Asset impairments and other(2)					124
Operating loss					(14,440)
Other components of net periodic benefit cost					148
Interest, net					1,459
Loss from continuing operations before income taxes					$(16,047)

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 77% and 23%, respectively, of our net sales for the second quarter of Fiscal 2026.

(2) Asset impairments and other includes a $0.1 million charge for severance.

Three Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Total assets at quarter end(1)	$766,666	$220,416	$196,781	$69,603	$1,253,466	$168,459	$1,421,925
Depreciation and amortization	8,334	2,129	1,692	346	12,501	973	13,474
Capital expenditures	7,697	2,345	4,367	64	14,473	209	14,682

(1) Of our $713.8 million of long-lived assets as of August 2, 2025, $95.3 million and $16.1 million relate to long-lived assets in the U.K. and Canada, respectively.

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Six Months Ended August 1, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$603,159	$204,522	$153,851	$55,351	$1,016,883
Cost of sales(2)	311,134	119,574	56,324	28,815
Selling and administrative expenses	304,294	92,305	83,074	16,763
Segment operating income (loss)	$(12,269)	$(7,357)	$14,453	$9,773	$4,600
Unallocated selling and administrative expenses					17,524
Asset impairments and other(3)					(1,164)
Operating loss					(11,760)
Other components of net periodic benefit cost					484
Interest, net(4)					237
Loss from continuing operations before income taxes					$(12,481)

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 80% and 20%, respectively, of our net sales for the first six months of Fiscal 2027.

(2) Includes a $13.3 million gain for the refund of tariffs in Johnston & Murphy Group and an $8.5 million gain for the refund of tariffs in the Genesco Brands Group for the first six months of Fiscal 2027.

(3) Asset impairments and other includes a $13.4 million gain related to payment card interchange fee litigation, partially offset by a $6.9 million charge for costs related to proxy contest, a $3.1 million charge for store restructuring, including $3.0 million in Journeys Group and $0.1 million in Schuh Group, a $1.0 million charge for other legal matters, a $0.6 million charge for costs associated with information technology transformation and a $0.6 million charge for severance and other restructuring.

(4) Includes $0.7 million of interest income related to tariff refunds in the first six months of Fiscal 2027.

Six Months Ended August 1, 2026
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Depreciation and amortization	15,796	4,071	4,000	694	24,561	1,869	26,430
Capital expenditures	20,670	5,346	5,578	44	31,638	105	31,743

Genesco Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8

Business Segment Information, Continued

Six Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Consolidated
Net sales to external customers(1)	$590,823	$222,510	$145,628	$60,977	$1,019,938
Cost of sales	302,276	135,150	67,333	44,049
Selling and administrative expenses	308,829	93,502	79,577	15,577
Segment operating income (loss)	$(20,282)	$(6,142)	$(1,282)	$1,351	$(26,355)
Unallocated selling and administrative expenses					15,815
Asset impairments and other(2)					415
Operating loss					(42,585)
Other components of net periodic benefit cost					328
Interest, net					2,798
Loss from continuing operations before income taxes					$(45,711)

(1) Net sales in North America and in the U.K., which includes the ROI, accounted for 78% and 22%, respectively, of our net sales for the first six months of Fiscal 2026.

(2) Asset impairments and other includes a $0.4 million charge for severance.

Six Months Ended August 2, 2025
(In thousands)	Journeys Group	Schuh Group	Johnston & Murphy Group	Genesco Brands Group	Reportable Segment Total	Corporate & Other	Consolidated
Depreciation and amortization	16,583	4,053	3,480	688	24,804	2,063	26,867
Capital expenditures	18,102	5,974	9,008	140	33,224	356	33,580

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

Summary of Results of Operations

Our net sales decreased 3.0% to $529.9 million in the second quarter of Fiscal 2027 compared to $546.0 million in the second quarter of Fiscal 2026. The net sales decrease compared to last year's second quarter reflects the impact of net store closings resulting from our ongoing footprint optimization, decreased sales in Genesco Brands Group as we exited licenses, a 6% decrease in e-commerce comparable sales reflecting our prioritization of full-price selling at Schuh Group and an unfavorable foreign exchange impact, partially offset by a 1% increase in same store sales and higher sales from enlarged stores. The Journeys Group business had a strong second quarter of Fiscal 2027 with comparable sales up 2% on top of a 5% comparable gain last year, driven by strength in the product assortment and other initiatives. Schuh Group comparable sales were down 9% for the second quarter of Fiscal 2027 reflecting our decision to prioritize full-price selling over discounts and promotions. Johnston & Murphy Group also had a strong second quarter of Fiscal 2027 with comparable sales up 4% in the second quarter of Fiscal 2027 driven by increased store sales due to new and improved product assortments, both in apparel and footwear, benefitting from brand awareness through marketing and social media campaigns. By segment, Journeys Group sales were flat, Schuh Group sales decreased 10%, Johnston & Murphy Group sales increased 5% and Genesco Brands Group sales decreased 21% or $6.7 million in the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026. Schuh Group's sales decreased 10% on a local currency basis for the second quarter of Fiscal 2027.

Gross margin increased 8.9% to $272.1 million in the second quarter of Fiscal 2027 from $249.9 million in the second quarter of Fiscal 2026 and increased 560 basis points as a percentage of net sales from 45.8% in the second quarter of Fiscal 2026 to 51.4% in the second quarter of Fiscal 2027. The overall increase in gross margin as a percentage of net sales in the second quarter of Fiscal 2027 is due primarily to tariff refunds of $21.8 million, less promotional activity and higher full-price selling at Schuh Group, favorable changes in sales mix, the license exit benefit and tariff mitigation actions across our branded businesses.

Selling and administrative expenses in the second quarter of Fiscal 2027 decreased 1.8% to $259.6 million from $264.3 million compared to the second quarter of Fiscal 2026. Selling and administrative expenses increased 60 basis points as a percentage of net sales in the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 from 48.4% to 49.0% as a result of the sales decline. The increase as a percentage of net sales reflects increased occupancy and performance-based compensation expense, partially offset by decreased selling salaries, marketing expenses and other ongoing cost savings initiatives.

Operating margin was 0.7% in the second quarter of Fiscal 2027 compared to (2.6)% in the second quarter of Fiscal 2026. The overall improvement in operating margin for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 primarily reflects increased gross margin as a percentage of net sales, partially offset by a net loss of $8.9 million in asset impairment and other charges and deleverage in expenses as a percentage of net sales.

Earnings from continuing operations before income taxes (“pretax earnings”) for the second quarter of Fiscal 2027 was $3.4 million compared to a loss from continuing operations before income taxes ("pretax loss") of $16.0 million for the second quarter of Fiscal 2026. Pretax earnings for the second quarter of Fiscal 2027 included an asset impairment and other charge of $8.9 million which included a $6.9 million charge for costs related to proxy contest, a $1.0 million charge for other legal matters, a $0.4 million charge for costs associated with information technology transformation, a $0.5 million charge for severance and other restructuring and a $0.1 million charge for store restructuring. The pretax loss for the second quarter of Fiscal 2026 included asset impairment and other charges of $0.1 million for severance.

We had an effective income tax rate of (2.5)% and (15.0)% in the second quarter of Fiscal 2027 and Fiscal 2026, respectively. The higher effective tax rate in the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 is primarily a result of the impact of the OBBBA in the second quarter of Fiscal 2026 which did not have a recurring impact in the second quarter of Fiscal 2027, as well as the impact of the valuation allowance in certain jurisdictions on our effective tax rate as a result of changes in the mix of earnings and losses among jurisdictions.

Net earnings in the second quarter of Fiscal 2027 were $3.5 million, or $0.32 diluted earnings per share, compared to a net loss of $18.5 million, or $1.79 diluted loss per share, in the second quarter of Fiscal 2026.

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

Results of Operations – Second Quarter of Fiscal 2027 Compared to Second Quarter of Fiscal 2026

Journeys Group

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$317,836	$318,189	(0.1)%
Cost of sales	164,083	162,761
Gross margin	153,753	155,428	(1.1)%
% of sales	48.4%	48.8%
Selling and administrative expenses	154,467	160,427	(3.7)%
% of sales	48.6%	50.4%
Operating loss	$(714)	$(4,999)	85.7%
Operating margin	(0.2)%	(1.6)%

Net sales from Journeys Group were essentially flat at $317.8 million in the second quarter of Fiscal 2027 compared to $318.2 million in the second quarter of Fiscal 2026. Journeys net sales for the second quarter of Fiscal 2027 reflects a 2% increase in comparable sales, with increases in both stores and e-commerce channels, and higher sales from enlarged stores, offset by a 5% decrease in the average number of stores in the second quarter of Fiscal 2027. The increased comparable sales in the second quarter of Fiscal 2027 was driven by the strong performance of our 4.0 store remodels and other initiatives as well as elevated product assortment across athletic and casual, achieving higher average transaction size and more full-price selling.

We closed 17 Journeys Group stores in the second quarter of Fiscal 2027. Journeys Group operated 924 stores at the end of the second quarter of Fiscal 2027, including 176 Journeys Kidz stores in the United States, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada, compared to 984 stores at the end of the second quarter of Fiscal 2026, including 200 Journeys Kidz stores in the United States, 33 Journeys stores in Canada and 30 Little Burgundy stores in Canada.

The 140 basis point improvement in operating margin for Journeys Group for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 was primarily due to a 180 basis point decrease in selling and administrative expenses as a percentage of net sales. This improvement reflects leverage of expenses in the second quarter of Fiscal 2027, especially decreased selling salaries, marketing expense and other expenses and demonstrates the impact of our productivity efforts, cost savings initiatives and closing underperforming stores. The increase in operating margin was partially offset by a 40 basis point decrease in gross margin as a percentage of net sales, reflecting lower initial margins as a result of changes in brand mix, partially offset by lower markdowns.

Schuh Group

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$113,820	$126,595	(10.1)%
Cost of sales	66,082	77,412
Gross margin	47,738	49,183	(2.9)%
% of sales	41.9%	38.9%
Selling and administrative expenses	48,108	49,194	(2.2)%
% of sales	42.3%	38.9%
Operating loss	$(370)	$(11)	NM
Operating margin	(0.3)%	(0.0)%

Net sales from Schuh Group decreased 10.1% to $113.8 million in the second quarter of Fiscal 2027 compared to $126.6 million in the second quarter of Fiscal 2026. The net sales decrease for the second quarter of Fiscal 2027 includes a 9% decrease in comparable sales, reflecting decreased e-commerce comparable sales and same store sales, a 7% decrease in the average number of stores in the second quarter of Fiscal 2027 and an unfavorable impact of $0.6 million due to changes in foreign exchange rates. We prioritized more full-priced selling over discounts and promotions in Schuh Group during the second quarter of Fiscal 2027 but this pressured sales in stores and online and especially affected the e-commerce channel which in particular attracts bargain seekers. Schuh Group's sales decreased 10% on a local currency basis for the second quarter of Fiscal 2027. Schuh Group operated 109 stores at the end of the second quarter of Fiscal 2027, compared to 120 stores at the end of the second quarter of Fiscal 2026.

The 30 basis point decrease in operating margin for Schuh Group for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 was due to a 340 basis point increase in selling and administrative expenses as a percentage of net sales, reflecting deleverage of expenses in the second quarter of Fiscal 2027, as a result of lower revenue. The decrease in operating margin was partially offset by a 300 basis point increase in gross margin as a percentage of net sales, reflecting decreased promotional activity and more full-priced selling.

Johnston & Murphy Group

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$72,541	$68,789	5.5%
Cost of sales	19,202	31,631
Gross margin	53,339	37,158	43.5%
% of sales	73.5%	54.0%
Selling and administrative expenses	40,393	38,940	3.7%
% of sales	55.7%	56.6%
Operating income (loss)	$12,946	$(1,782)	NM
Operating margin	17.8%	(2.6)%

Johnston & Murphy Group net sales increased 5.5% to $72.5 million for the second quarter of Fiscal 2027 from $68.8 million for the second quarter of Fiscal 2026. The net sales increase for the second quarter of Fiscal 2027 includes a 4% increase in comparable sales, reflecting increased store sales, a 3% increase in the average number of stores in the second quarter of Fiscal 2027 and increased wholesale sales, partially offset by decreased e-commerce comparable sales reflecting fewer catalog drops. The performance of Johnston & Murphy's product assortment, both apparel and footwear, as a result of new and improved product offerings and increased brand awareness through marketing and social media campaigns contributed to increased store sales in the second quarter of Fiscal 2027. Retail operations accounted for 83.0% of Johnston & Murphy Group's sales in the second quarter of Fiscal 2027, up from 82.3% in the second quarter of Fiscal 2026. The store count for Johnston & Murphy Group's retail operations at the end of the second quarter of Fiscal 2027 was 153 Johnston & Murphy full-price retail and factory stores, compared to 149 Johnston & Murphy full-price retail and factory stores at the end of the second quarter of Fiscal 2026.

The significant improvement in operating margin for Johnston & Murphy Group for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 was primarily due to increased gross margin as a percentage of net sales from 54.0% last year to 73.5% in the second quarter this year reflecting tariff refunds of $13.3 million for the Johnston & Murphy Group, tariff mitigation actions, a favorable mix change due to lower wholesale sales and decreased shipping and warehouse expense, partially offset by increased retail markdowns. In addition, selling and administrative expenses as a percentage of net sales decreased 90 basis points for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 reflecting leverage of expenses, especially marketing and credit card expense, partially offset by increased performance-based incentive compensation expense, selling salaries and occupancy expense.

Genesco Brands Group

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$25,661	$32,392	(20.8)%
Cost of sales	8,374	24,212
Gross margin	17,287	8,180	111.3%
% of sales	67.4%	25.3%
Selling and administrative expenses	8,676	7,527	15.3%
% of sales	33.8%	23.2%
Operating income	$8,611	$653	NM
Operating margin	33.6%	2.0%

Genesco Brands Group's net sales decreased 20.8% to $25.7 million for the second quarter of Fiscal 2027 from $32.4 million for the second quarter of Fiscal 2026 primarily due to decreased sales of Levi's as we exited that business, partially offset by increased footwear sales of Dockers.

The improvement in operating margin for Genesco Brands Group for the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 was primarily due to increased gross margin as a percentage of net sales from 25.3% last year to 67.4% in the second quarter this year reflecting tariff refunds of $8.5 million for the Genesco Brands Group, tariff mitigation efforts, higher closeout sales in the second quarter of Fiscal 2026 related to the exit of certain licenses and a favorable change in sales mix. Selling and administrative expenses increased as a percentage of net sales from 23.2% last year to 33.8% in the second quarter this year. The increase reflects deleverage of expenses as a result of decreased revenue in the second quarter of Fiscal 2027, especially increased performance-based compensation expense, other compensation expenses and royalty expense.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the second quarter of Fiscal 2027 was $16.9 million compared to $8.3 million for the second quarter of Fiscal 2026. Corporate expense in the second quarter of Fiscal 2027 included asset impairment and other charges of $8.9 million which included costs related to proxy contest, legal and other matters, costs associated with information technology transformation, severance and other restructuring and store restructuring. Corporate expense in the second quarter of Fiscal 2026 included asset impairment and other charges of $0.1 million for severance. The corporate expense decrease, excluding asset impairment and other charges, primarily reflects decreased compensation expense partially offset by additional information technology transformation expenses in the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026.

Net interest decreased $1.5 million from $1.5 million in the second quarter of Fiscal 2026 to essentially zero net interest in the second quarter of Fiscal 2027 primarily reflecting decreased revolver borrowings in North America in the second quarter of Fiscal 2027 compared to the second quarter of Fiscal 2026 and increased interest income in the second quarter of Fiscal 2027 as a result of $0.7 million in interest income on tariff refunds during the second quarter this year.

Results of Operations – First Six Months of Fiscal 2027 Compared to First Six Months of Fiscal 2026

Our net sales were flat at $1.0 billion in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026. Net sales for the first six months this year reflects 67 net fewer stores than a year ago resulting from our ongoing footprint optimization, a 3% decrease in e-commerce comparable sales reflecting our prioritization of full-price selling at Schuh Group, and decreased wholesale sales primarily due to license exits, offset by a 2% increase in same store sales, higher sales from enlarged stores and a favorable foreign exchange impact. The Journeys Group business had a strong first six months of Fiscal 2027 with comparable sales up 3% on top of a 9% increase last year, driven by strength in the product assortment and other initiatives. Schuh Group comparable sales were down 9% for the first six months of Fiscal 2027 reflecting our decision to prioritize full-price selling. Johnston & Murphy Group also had a strong first six months with comparable sales up 5% in the first six months of Fiscal 2027, driven by increased store sales due to strength in product assortment, both in apparel and footwear, benefitting from increased brand awareness through marketing and social media campaigns. By segment, Journeys Group sales increased 2%, Schuh Group sales decreased 8%, Johnston & Murphy Group sales increased 6% and Genesco Brands Group sales decreased 9% in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026. Schuh Group's sales decreased 9% on a local currency basis for the first six months of Fiscal 2027.

Gross margin increased 6.3% to $501.0 million in the first six months of Fiscal 2027 from $471.1 million in the first six months of Fiscal 2026 and increased 310 basis points as a percentage of net sales from 46.2% in the first six months of Fiscal 2026 to 49.3% in the first six months of Fiscal 2027. The overall increase in gross margin as a percentage of net sales is due primarily to increased wholesale gross margin reflecting tariff refunds, less promotional activity and higher full-price selling at Schuh Group and favorable changes in sales mix.

Selling and administrative expenses in the first six months of Fiscal 2027 were essentially flat at $514.0 million compared to $513.3 million in the first six months of Fiscal 2026, but increased 20 basis points as a percentage of net sales in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 from 50.3% to 50.5%. The increase as a percentage of net sales reflects increased performance-based compensation expense and costs associated with information technology transformation, partially offset by decreased selling salaries and other expenses as a result of our ongoing cost savings initiatives.

Operating margin was (1.2)% in the first six months of Fiscal 2027 compared to (4.2)% in the first six months of Fiscal 2026. The overall improvement in operating margin for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 primarily reflects increased gross margin as a percentage of net sales and a net gain in asset impairment and other charges, partially offset by a small increase in selling and administrative expenses as a percentage of net sales.

The pretax loss for the first six months of Fiscal 2027 was $12.5 million compared to $45.7 million for the first six months of Fiscal 2026. The pretax loss for the first six months of Fiscal 2027 included an asset impairment and other gain of $1.2 million which included a gain of $13.4 million related to payment card interchange fee litigation, partially offset by a $6.9 million charge for costs related to proxy contest, a $3.1 million charge for store restructuring, a $1.0 million charge for other legal matters, a $0.6 million charge for costs associated with information technology transformation and a $0.6 million charge for severance and other restructuring. The pretax loss for the first six months of Fiscal 2026 included asset impairment and other charges of $0.4 million for severance.

We had an effective income tax rate of 9.3% and 13.2% in the first six months of Fiscal 2027 and Fiscal 2026, respectively. The lower effective tax rate in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 primarily reflects a lower estimated annual effective tax rate for Fiscal 2027 versus our expectation for Fiscal 2026 as of the prior year first six months due to the impact of the valuation allowance in certain jurisdictions and changes in the mix of earnings and losses among jurisdictions.

The net loss in the first six months of Fiscal 2027 was $11.3 million, or $1.08 diluted loss per share, compared to a net loss of $39.7 million, or $3.82 diluted loss per share, in the first six months of Fiscal 2026.

Journeys Group

	Six Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$603,159	$590,823	2.1%
Cost of sales	311,134	302,276
Gross margin	292,025	288,547	1.2%
% of sales	48.4%	48.8%
Selling and administrative expenses	304,294	308,829	(1.5)%
% of sales	50.5%	52.3%
Operating loss	$(12,269)	$(20,282)	39.5%
Operating margin	(2.0)%	(3.4)%

Net sales from Journeys Group increased 2.1% to $603.2 million in the first six months of Fiscal 2027, compared to $590.8 million in the first six months of Fiscal 2026. The net sales increase compared to the first six months of Fiscal 2026 reflects a 3% increase in comparable sales, with increases in both stores and e-commerce channels, and higher sales from enlarged stores, partially offset by a 5% decrease in the average number of stores in the first six months of Fiscal 2027. The increased comparable sales in the first six months of Fiscal 2027 was driven by the strong performance of our 4.0 store remodels and other initiatives as well as the continued strength in Journeys Group's product assortment with brands across athletic and casual achieving healthy growth.

The 140 basis point improvement in operating margin for Journeys Group for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 was primarily due to a 180 basis point decrease in selling and administrative expenses as a percentage of net sales. This improvement reflects leverage of expenses in the first six months of Fiscal 2027, especially selling salaries and demonstrates the impact of our productivity efforts, cost savings initiatives and closing underperforming stores. The increase in operating margin was partially offset by a 40 basis point decrease in gross margin as a percentage of net sales, reflecting lower initial margins as a result of changes in brand mix, partially offset by lower markdowns.

Schuh Group

	Six Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$204,522	$222,510	(8.1)%
Cost of sales	119,574	135,150
Gross margin	84,948	87,360	(2.8)%
% of sales	41.5%	39.3%
Selling and administrative expenses	92,305	93,502	(1.3)%
% of sales	45.1%	42.0%
Operating loss	$(7,357)	$(6,142)	(19.8)%
Operating margin	(3.6)%	(2.8)%

Net sales from Schuh Group decreased 8.1% to $204.5 million in the first six months of Fiscal 2027 compared to $222.5 million in the first six months of Fiscal 2026. The net sales decrease for the first six months of Fiscal 2027 includes a 9% decrease in comparable sales, reflecting decreased e-commerce comparable sales and same store sales, and a 7% decrease in the average number of stores in the first six months of Fiscal 2027, partially offset by a favorable impact of $3.0 million due to changes in foreign exchange rates. We prioritized more full-priced selling with less discounts and promotions in Schuh Group during the first six months of Fiscal 2027 but this pressured sales in stores and online and especially affected the e-commerce channel which in particular attracts bargain seekers. Schuh Group's sales decreased 9% on a local currency basis for the first six months of Fiscal 2027.

The 80 basis point decrease in operating margin for Schuh Group for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 was due to a 310 basis point increase in selling and administrative expenses as a percentage of net sales, reflecting deleverage of expenses in the first six months of Fiscal 2027 as a result of lower revenue. The decrease in operating margin was partially offset by a 220 basis point increase in gross margin as a percentage of net sales, reflecting decreased promotional activity and more full-priced selling and lower shipping and warehouse expense. In addition, the operating loss included an unfavorable impact of $0.4 million due to changes in foreign exchange rates compared to the first six months of Fiscal 2026.

Johnston & Murphy Group

	Six Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$153,851	$145,628	5.6%
Cost of sales	56,324	67,333
Gross margin	97,527	78,295	24.6%
% of sales	63.4%	53.8%
Selling and administrative expenses	83,074	79,577	4.4%
% of sales	54.0%	54.6%
Operating income (loss)	$14,453	$(1,282)	NM
Operating margin	9.4%	(0.9)%

Johnston & Murphy Group net sales increased 5.6% to $153.9 million for the first six months of Fiscal 2027 from $145.6 million for the first six months of Fiscal 2026. The net sales increase for the first six months of Fiscal 2027 includes a 5% increase in comparable sales, reflecting increased store sales, and a 3% increase in the average number of stores in the first six months of Fiscal 2027, partially offset by decreased wholesale sales. The performance of the Johnston & Murphy Group product assortment, both apparel and footwear, as a result of new and improved product offerings and increased brand awareness through marketing and social media campaigns contributed to increased sales in the first six months of Fiscal 2027. Retail operations accounted for 79.1% of Johnston & Murphy Group's sales in the first six months of Fiscal 2027, up from 77.3% in the first six months of Fiscal 2026.

The significant improvement in operating margin for Johnston & Murphy Group for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 was primarily due to increased gross margin as a percentage of net sales from 53.8% in the first six months last year to 63.4% in the first six months this year reflecting tariff refunds of $13.3 million for the Johnston & Murphy Group, a favorable mix change due to lower wholesale sales and decreased shipping and warehouse expense. In addition, selling and administrative expenses as a percentage of net sales decreased 60 basis points for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 reflecting leverage of expenses, especially decreased marketing expense, partially offset by increased performance-based incentive compensation expense.

Genesco Brands Group

	Six Months Ended
	August 1, 2026	August 2, 2025	% Change
	(dollars in thousands)
Net sales	$55,351	$60,977	(9.2)%
Cost of sales	28,815	44,049
Gross margin	26,536	16,928	56.8%
% of sales	47.9%	27.8%
Selling and administrative expenses	16,763	15,577	7.6%
% of sales	30.3%	25.5%
Operating income	$9,773	$1,351	NM
Operating margin	17.7%	2.2%

Genesco Brands Group's net sales decreased 9.2% to $55.4 million for the first six months of Fiscal 2027 from $61.0 million for the first six months of Fiscal 2026 primarily due to decreased sales of Levi's as we exited that business, partially offset by increased footwear sales of Dockers and private label products.

The improvement in operating margin for Genesco Brands Group for the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 was primarily due to increased gross margin as a percentage of net sales from 27.8% in the first six months last year to 47.9% in the first six months this year reflecting tariff refunds of $8.5 million for the Genesco Brands Group, tariff mitigation efforts, higher closeout sales in the first six months of Fiscal 2026 related to the exit of certain licenses and a favorable change in sales mix. Selling and administrative expenses increased as a percentage of net sales from 25.5% in the first six months last year to 30.3% in the first six months this year. The increase reflects deleverage of expenses as a result of decreased revenue in the first six months of Fiscal 2027, especially increased royalty expense, performance-based compensation expense and other compensation expense, partially offset by decreased shipping and warehouse and freight expenses.

Corporate, Interest Expenses and Other Charges

Corporate and other expense for the first six months of Fiscal 2027 was $16.4 million compared to $16.2 million for the first six months of Fiscal 2026. Corporate expenses in the first six months of Fiscal 2027 included an asset impairment and other gain of $1.2 million which included a gain from payment card interchange fee litigation, partially offset by costs related to proxy contest, other legal matters, store restructuring charges, costs associated with information technology transformation and severance and other restructuring. Corporate expense in the first six months of Fiscal 2026 included asset impairment and other charges of $0.4 million for severance. The corporate expense increase, excluding asset impairment and other charges, reflects additional information technology transformation expenses and increased performance-based incentive compensation expense, partially offset by lower professional fees and other expenses in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026.

Net interest decreased $2.6 million to $0.2 million in the first six months of Fiscal 2027 compared to $2.8 million in the first six months of Fiscal 2026 primarily reflecting decreased revolver borrowings in North America in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026 and increased interest income in the first six months of Fiscal 2027 as a result of $0.7 million in interest income on tariff refunds and increased investments during the first six months this year.

Liquidity and Capital Resources

Working Capital

Our business is seasonal, with our investment in working capital normally reaching peaks in the summer and fall of each year in anticipation of the back-to-school and holiday selling seasons. Historically, cash flows from operations typically have been generated principally in the fourth quarter of each fiscal year.

	Six Months Ended
Cash flow changes:	August 1, 2026	August 2, 2025	Increase (Decrease)
(in thousands)
Net cash used in operating activities	$(26,397)	$(14,693)	$(11,704)
Net cash used in investing activities	(31,743)	(33,580)	1,837
Net cash provided by financing activities	10,049	54,886	(44,837)
Effect of foreign exchange rate fluctuations on cash	(181)	369	(550)
Net increase (decrease) in cash and cash equivalents	$(48,272)	$6,982	$(55,254)

Reasons for the major variances in cash provided by (used in) the table above are as follows:

Cash used in operating activities was $11.7 million higher in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026, reflecting primarily the following factors:

•
a $52.3 million decrease in cash flow from changes in prepaids and other current assets, primarily reflecting the receipt of a $58.3 million income tax refund receivable in the first six months of Fiscal 2026; and
•
a $37.2 million decrease in cash flow from changes in inventory, primarily reflecting a $107.4 million increase in inventory in the first six months of Fiscal 2027 compared to a $70.1 million increase in inventory in the first six months of Fiscal 2026; partially offset by
•
a $28.4 million increase in net earnings primarily due to the $22.5 million tariff refund, including interest, in the first six months of Fiscal 2027; and

•
a $35.2 million increase in cash flow from changes in accounts payable, primarily reflecting changes in timing of rent payments and changes in buying and receipt patterns in the first six months of Fiscal 2027 compared to the first six months of Fiscal 2026.

Cash used in investing activities was $1.8 million lower for the first six months of Fiscal 2027 as compared to the first six months of Fiscal 2026 reflecting decreased capital expenditures primarily related to omni-channel capabilities, partially offset by increased investments in retail stores.

Cash provided by financing activities was $44.8 million lower in the first six months of Fiscal 2027 as compared to the first six months of Fiscal 2026 primarily reflecting decreased net borrowings, partially offset by decreased share repurchases.

Sources of Liquidity and Future Capital Needs

We have three principal sources of liquidity: cash flow from operations, cash on hand and our credit facilities discussed in Item 8, Note 8, "Long-Term Debt", to our Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2026.

As of August 1, 2026, we have borrowed $9.1 million (CAD $12.7 million) revolver borrowings related to GCO Canada ULC and $6.7 million (£5.0 million) related to Schuh revolver borrowings. We were in compliance with all the relevant terms and conditions of the Credit Facility and the Facility Agreement as of August 1, 2026.

We believe that cash on hand, cash provided by operations and borrowings under our Credit Facility and the Facility Agreement will be sufficient to support our liquidity needs in Fiscal 2027 and the foreseeable future.

In addition, as discussed in Item 1, Note 7, “Legal Proceedings,” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we received tariff refunds of $21.8 million, not including interest, related to tariffs previously collected under IEEPA.

Contractual Obligations

Our contractual obligations at August 1, 2026 increased 13% compared to January 31, 2026, primarily due to increased lease obligations and long-term debt.

Capital Expenditures

Total capital expenditures in Fiscal 2027 are expected to be approximately $65 to $70 million of which approximately 95% is for new stores and renovations and 5% is for other initiatives. We do not currently have any longer-term capital expenditures or other cash requirements other than as set forth above and in the contractual obligations table as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We also do not currently have any off-balance sheet arrangements.

Common Stock Repurchases

We did not repurchase any shares of our common stock during the second quarter and first six months of Fiscal 2027. We repurchased 604,531 shares of our common stock during the first six months of Fiscal 2026 at a cost of $12.6 million, or an average cost of $20.79 per share. We had $29.8 million remaining as of August 1, 2026 under our expanded share repurchase authorization announced in June 2023. During the third quarter of Fiscal 2027, through September 9, 2026, we have repurchased 317,503 shares of our common stock at a cost of $11.0 million, or an average cost of $34.65 per share. As of September 9, 2026, we have $18.8 million remaining under our expanded share repurchase authorization. We continue to view share repurchases as an important component of our balanced capital allocation strategy and are committed to deploying excess capital.

Environmental and Other Contingencies

We are subject to certain loss contingencies related to environmental proceedings and other legal matters, including those disclosed in Item 1, Note 7, "Legal Proceedings", to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Descriptions of recently issued accounting pronouncements, if any, and the accounting pronouncements adopted by us during the second quarter of Fiscal 2027 are included in Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of August 1, 2026, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter of Fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases (shown in thousands except share and per share amounts):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 2026
5-3-26 to 5-30-26 (1)	—	$—	—	$29,755

June 2026
5-31-26 to 6-27-26 (1)	—	$—	—	$29,755
5-31-26 to 6-27-26 (2)	12,017	$36.34	—

July 2026
6-28-26 to 8-1-26 (1)	—	$—	—	$29,755
6-28-26 to 8-1-26 (2)	502	$36.76	—
Total	12,519	$36.36	—	$29,755

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

Item 5. Other Information

Insider Trading Arrangements

During the second quarter of Fiscal 2027, no director or officer (as defined in Section 16 of the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 (a) and (c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index
10.1*	Transition Agreement, dated as of August 5, 2026, by and between the Company and Parag D. Desai.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Genesco Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 1, 2026, January 31, 2026 and August 2, 2025, (ii) Condensed Consolidated Statements of Operations for each of the three and six months ended August 1, 2026 and August 2, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for each of the three and six months ended August 1, 2026 and August 2, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2026 and August 2, 2025, (v) Condensed Consolidated Statements of Equity for each of the three and six months ended August 1, 2026 and August 2, 2025, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain terms of this agreement have been redacted in accordance with Regulation S-K Item 601 (b) (10).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesco Inc.

By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Senior Vice President - Finance and Chief Financial Officer

Date: September 10, 2026